Form 10-Q
period 2013-03-31
Bright Mountain Holdings, Inc./FL
filed 2013-05-14
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From __________________ to __________________________

Commission file number: 000-54877

Bright Mountain Holdings, Inc.

(Name of registrant as specified in its charter)

Florida	27-2977890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Congress Avenue, Suite 2250, Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

561-998-2440
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes ☑ No

As of May 10, 2013 the issuer had 15,800,000 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

1

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

17

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

19

ITEM 4.

CONTROLS AND PROCEDURES.

19

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

21

ITEM 1A.

RISK FACTORS.

21

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

21

ITEM 4.

MINE SAFETY DISCLOSURES.

21

ITEM 5.

OTHER INFORMATION.

21

ITEM 6.

EXHIBITS.

22

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

our ability to raise sufficient working capital necessary to continue to implement our business plan and satisfy our obligations as they become due,

•

our ability to continue as a going concern,

•

our ability to develop revenue producing operations,

•

our ability to establish our brand and effectively compete in our target market, and

•

risks associated with the external factors that impact our operations, including economic and leisure trends.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain", the “Company,” "we", "us", "our" and similar terms refer to Bright Mountain Holdings, Inc., a Florida corporation, and our subsidiaries. In addition, when used in this report, “first quarter of 2013” refers to the three months ended March 31, 2013, “first quarter of 2012” refers to the three months ended March 31, 2012, “2013” refers to the year ending December 31, 2013 and “2012” refers to the year ended December 31, 2012.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets
Cash	$149,131	$336,684
Prepaid Costs and Expenses	11,528	23,304
Inventories	82,354	40,450

Total Current Assets	243,014	400,438
Fixed assets, net	27,315	29,224
Other Assets	15,625	8,700
Total Assets	$285,953	$438,362

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,914	$—
Accrued expenses	24,699	25,518
Premium Finance Loan Payable	5,220	10,439
Long Term Debt to Related Parties, Current Portion	19,585	19,104
Total Current Liabilities	58,418	55,061

Long Term Debt to Related Parties	269,121	274,201
Total Liabilities	327,539	329,262

Commitments and contingencies (Note 7)

Shareholders' equity (deficit)
Preferred stock, par value $0.01, 20,000,000 shares authorized, none issued and outstanding respectively	—	—

Common stock, par value $.01, 180,000,000 shares authorized, 15,550,000 and 15,230,000 shares issued and outstanding, respectively	155,500	152,300
Additional paid-in-capital	1,795,255	1,634,144
Deficit accumulated during development stage	(1,992,341)	(1,677,344)
Total shareholders’ equity (deficit)	(41,586)	109,100
Total liabilities and shareholders’ equity (deficit)	$285,953	$438,362

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	May 20, 2010 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Product Sales	$69,922	$—	$134,160
Revenues from Services	647	—	1,498
Total Revenue	70,569	—	135,658
Cost of sales	57,518	—	113,328

Gross profit	13,051	—	22,330

Selling, general and administrative expenses	320,759	182,448	1,996,323

Loss from operations	(307,708)	(182,448)	(1,973,993)

Other income (expense)
Interest income	7	7	93
Interest expense	(7,295)	—	(18,440)
Total other income (expense), net	(7,289)	7	(18,348)
Net loss	$(314,997)	$(182,442)	$(1,992,341)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.13)

Weighted average shares outstanding
Basic and diluted	15,406,629	14,024,444	15,406,629

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MAY 20, 2010 (INCEPTION) TO MARCH 31, 2013

(Unaudited)

			Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Shareholder Equity (Deficit)

	Common Stock
	Shares	Amount
Sale of common stock for cash ($.01/share)	10,000,000	$100,000	$—	$—	$100,000
Sale of common stock for cash ($.25/share) pursuant to Private Placement Memorandum dated September 2, 2010	3,160,000	31,600	758,400		790,000
Net loss for the period from May 20, 2010 (inception) to December 31, 2010				(60,554)	(60,554)
Balance - December 31, 2010	13,160,000	$131,600	$758,400	$(60,554)	$829,446

Sale of common stock for cash ($.25/share) pursuant to Private Placement Memorandum dated September 2, 2010	800,000	8,000	192,000		200,000
Stock option compensation expense			35,560		35,560
Net loss for year ended December 31, 2011				(684,935)	(684,935)
Balance - December 31, 2011	13,960,000	$139,600	$985,960	$(745,489)	$380,072

Sale of common stock for cash ($.50/share) pursuant to Access Letter dated December 1, 2011	1,230,000	12,300	602,700		615,000
Common stock issued for services	40,000	400	19,600		20,000
Stock option compensation expense			25,884		25,884
Net loss for year ended December 31, 2012				(931,855)	(931,855)
Balance - December 31, 2012	15,230,000	$152,300	$1,634,144	$(1,677,344)	$109,100

Sale of common stock for cash ($.50/share) pursuant to Access Letter dated December 1, 2011	220,000	2,200	107,800		110,000
Common stock issued for services	100,000	1,000	49,000		50,000
Stock option compensation expense			4,311		4,311
Net loss for three months ended March 31, 2013				(314,997)	(314,997)
Balance - March 31, 2013	15,550,000	$155,500	$1,795,255	$(1,992,341)	$(41,586)

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended	May 20, 2010 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Cash flows from operating activities:
Net Loss	$(314,997)	$(187,970)	$(1,992,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,909	1,909	16,235
Stock option compensation expense	4,311	5,528	65,755
Common stock issued for services	50,000	—	70,000
Changes in operating assets and liabilities:
Inventories	(41,904)	(1,919)	(82,353)
Prepaid costs and expenses	11,776	6,044	(11,528)
Other assets	(6,925)	—	(15,625)
Accounts payable	8,914	—	8,914
Accrued expenses	(819)	(22,097)	40,357
Net cash used in operating activities	(287,735)	(198,505)	(1,900,586)

Cash flows from investing activities:
Purchase of fixed assets	—	—	(43,550)
Net cash used in investing activities	—	—	(43,550)

Cash flows from financing activities:
Sale of common stock	110,000	—	1,815,000
Payments on premium finance loan	(5,220)	—	(10,440)
LT debt- loan proceeds from related parties	—	—	300,000
Principal repayments-LT debt from related parties	(4,599)	—	(11,294)
Net cash provided by financing activities	100,181	—	2,093,267
Net increase (decrease) in cash	(187,554)	(198,505)	149,131

Cash at beginning of period	336,684	328,749	—

Cash at end of period	$149,131	$130,244	$149,131

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$7,295	$—	$18,440
Income Taxes	$—	$—	$—
Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$15,659	$—	$15,659

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Bright Mountain Holdings, Inc. (“BMHI” or the “Company,” “we,” “us,” “our”, “Bright Mountain”) is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, and Five Peaks LLC, were formed as Florida limited liability companies in May 2011.

Bright Mountain is developing a personal website “portal” designed to attract and retain Internet audiences whose main purpose is to be a starting point when connecting to or searching the World Wide Web (Web), with a special emphasis on consumer needs, original news, original content, and giving back. The Bright Mountain website mission is to help people in need by developing a profitable enterprise and giving back a portion of pre-tax operating profits to charity.

The website, www.thebright.com, has it’s own unique characteristics including design elements like colors, shapes, layout and typefaces, as well as certain dynamic or interactive elements such as boxes, buttons and menus. The “look and feel” of Bright Mountain can be described in terms such as “colorful”, “quality”, “fun” and “trustworthy”. It contains in a number of sections a vast amount of consumer oriented information including aggregated and original news content, financial markets information and data, blogs, coupons, shopping, classified ads, and giving back.

Finally, upon registration by its users, the Bright Mountain home page is customizable based on individual interests. It has links to social media websites and enables Internet search directly from its header section from all website pages.

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the three months ended March 31, 2013, and the financial position as of March 31, 2013 have been made. The results of operations for such interim period is not necessarily indicative of the operating results expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of BMHI and its wholly owned subsidiaries, Bright Mountain LLC and Five Peaks LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Development Stage Company

The Company has been in the development stage from inception (May 20, 2010) to March 31, 2013. Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational activities and business opportunities. Since its formation, the Company has had minimal revenues from its planned operations.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

Our consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include the valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, valuation of equity based transactions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using a first-in, first-out method.

Property, Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of seven years for office furniture and equipment and five years for computer equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

Website Development Costs

The Company accounts for its website development costs in accordance with Accounting Standards Codification (“ASC”) ASC 350-50, “Website Development Costs” (“ASC 350-50”). These costs, if any, are included in intangible assets in the accompanying consolidated financial statements or expensed immediately if the Company cannot support recovery of these costs from positive future cash flows.

ASC 350-50 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated life of three years.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of March 31, 2013, all website costs have been expensed.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

We adopted accounting guidance for financial and non-financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statements”. Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of product has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has several revenue streams generated directly from its website and specific revenue recognition criteria for each revenue stream is as follows:

•

Sale of merchandise directly to consumers: The Company’s product sales are recognized either FOB shipping point or FOB destination, dependent on the customer. Revenues are therefore recognized at point of ownership transfer, accordingly.

•

Sale of classified advertisements: Sales revenue is recognized pro rata over the advertising period.

•

Coupons “clipped” by consumers on Company website: Sales revenue is recognized upon payment to the Company by the vendor, Coupons.com since the revenue is not determinable until it is received.

•

Advertising revenues are generated by users “clicking” on website advertisements utilizing several ad network partners: Revenues are recognized, on a net basis, upon receipt of payment by the ad network partner since the revenue is not determinable until it is received.

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments”. Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products included in inventories. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Cost of Sales

Components of costs of sales include product costs, shipping costs to customers and any inventory adjustments.

Shipping and Handling Costs

The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs for shipments to customers as cost of revenues.

Sales Return Reserve Policy

Our return policy generally allows our end users to return purchased products for refund or in exchange for new products. We estimate a reserve for sales returns, if any, and record that reserve amount as a reduction of sales and as a sales return reserve liability. Sales to consumers on our web site generally may be returned within a reasonable period of time.

Warranty Reserve Policy

The Company is a retail distributor of products and warranties are the responsibility of the manufacturer. Therefore the Company does not record a record a reserve for product warranty.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

Advertising, Marketing and Promotion

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2013 and the three months ended March 31, 2012, advertising, marketing and promotion expense was $15,403 and $7,868, respectively.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of March 31, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of March 31, 2013 there were 440,000 common stock equivalent shares outstanding as stock options. Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2013.

Recent Accounting Pronouncements

Recent accounting standards that have been issued or proposed by FASB (Financial Accounting Standards Board) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $314,997 and used cash in operating activities of $287,735 for the three months ended March 31, 2013. The Company had a shareholders’ deficit and accumulated deficit of $41,586 and $1,992,341, respectively, at March 31, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

Management plans to continue to raise additional capital through its existing Private Placement Memorandum and is exploring additional avenues for future fund-raising through both public and private sources.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORIES

Inventories consisted of the following at March 31, 2013:

Total finished goods  $ 82,354

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 4– FIXED ASSETS

Fixed assets consists of the following:

	March 31, 2013	December 31, 2012	Depreciable Life (Years)
Computer Equipment	$24,746	$24,746	5
Office Furniture & Equipment	18,804	18,804	7
Total Fixed Assets	43,550	43,550
Less: Accumulated Depreciation	(16,235)	(14,326)
Total Fixed Assets, net	$27,315	$29,224

Depreciation expense was $1,909 and $1,774 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 5 – LONG TERM DEBT TO RELATED PARTIES AND PREMIUM FINANCE LOAN PAYABLE

Notes payable, classified as both short-term and long-term at March 31, 2013 and December 31, 2012, consists of the following:

Notes Payable-Related Parties:

	March 31 2013	December 31, 2012
Current portion of debt:
Chief Executive Officer	$9,752	$9,513
Shareholders	9,833	9,591
Total	$19,585	$19,104

Long term debt:
Chief Executive Officer	$134,986	$137,515
Shareholders	134,135	136,686
Total	$269,121	$274,201

On August 1, 2012 the Company borrowed funds and issued notes to its majority shareholder and CEO in the amount of $100,000, and to other shareholders in the amounts of $100,000 and $50,000 respectively. Each of the notes contain the same terms: maturity date, August 1, 2022, bear an interest rate of 10%, and are to be repaid, principal and interest monthly, based on a ten-year amortization schedule. The notes are secured by substantially all assets of the Company.

On November 1, 2012, the majority shareholder and CEO loaned the Company another $50,000. The maturity date is November 1, 2022, bears an interest rate of 10%, and is to be repaid, principal and interest monthly, based on a ten-year amortization schedule. The note is secured by substantially all assets of the Company.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 5 – LONG TERM DEBT TO RELATED PARTIES AND PREMIUM FINANCE LOAN PAYABLE (continued)

Premium Finance Loan Payable

Premium finance loan payable related to the financing of the Company’s Error & Omission (E&O) insurance coverage for the period September 6, 2012 through September 6, 2013. The Company financed $15,659 of the total policy premium of $20,643 (including interest of $602) from Flatiron Capital. The terms of the loan are nine equal payments of $1,740 per month beginning October 6, 2012. The balance due was $5,220 at March 31, 2013.

NOTE 6 – ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	March 31, 2013	December 31, 2012
Inventory vendors	$6,054	$19,529
Advertising	307	229
Website development expense	2,565	2,795
Web hosting expense	802	802
Web content expense	2,042	—
Legal fees	7,850	—
Edgar filing fees	680	—
Employee T&E expense	1,706	—
Product COS fees	825	—
Various office expense	1,391	1,861
Other	478	302
	$24,699	$25,518

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Leases

On January 3, 2011, the Company entered into a lease of approximately 2,000 square feet for a term of 39 months in Boca Raton, Florida at a base rent of approximately $4,000 per month. Rent is all-inclusive and includes electricity during normal business hours, heat, air-conditioning, and water.

Future anticipated minimum lease payments total $35,928 for the remainder of 2013, and $11,766 for the three-month period ending March 31, 2014.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

Rent expense for the period ended March 31, 2013 and 2012 was $9,752 and $11,766, respectively.

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the three months ended March 31, 2013 and during 2012 the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

On March 1, 2013 the Company entered into an agreement with First Market, LLC (Consultant) that shall remain in effect until cancelled by either party upon 15 days written notice. Consultant shall perform such services as directed or assigned by Company’s Chief Executive Officer. The Company agreed to pay Consultant a monthly fee of $10,000 for the first month during the term of the agreement and $5,000 per month thereafter. Additionally, the Company agreed to pay the Consultant an initial signing bonus of 100,000 shares of the Company common stock (see Note 9) and an additional 100,000 shares payable in two installments due on the 60th and 90th days of the agreement.

All expenses and liabilities relating to such contracts were recorded in accordance with GAAP during all periods presented in the accompanying consolidated financial statements.

NOTE 8 – RELATED PARTIES

A related party founder was issued 10,000,000 common shares as founder shares for $100,000 cash in 2010 and related parties were issued 1,600,000 common shares in a private placement in 2010 for $400,000 (included in the 3,160,000 common shares sold for cash in 2010).

In 2011, related party officers were granted 200,000 stock options (see Note 9).

In 2012, a director purchased 20,000 common shares for $10,000 and a related party purchased 100,000 common shares pursuant to an Access Letter dated December 1, 2011 for $50,000.

As described in Note 5, certain related parties loaned funds to the Company in 2012.

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01; none have been issued as of March 31, 2013 and December 31, 2012.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 9 – SHAREHOLDERS’ EQUITY (continued)

Common Stock

The Company has authorized 180,000,000 shares of common stock and issued 10,000,000 to the Company founder in July 2010 for $100,000 in cash at $.01 per share. Subsequently, in 2010 and 2011, the Company raised additional capital through the issuance of common stock pursuant to a Private Placement Memorandum Dated September 1, 2010, whereby $790,000 and $200,000 in capital was raised through the issuance of 3,160,000 and 800,000 shares of common stock at $.25 per share in 2010 and 2011, respectively. In 2012, the Company raised additional capital through the issuance of common stock pursuant to an Access Letter Dated December 1, 2011, whereby $615,000 in capital was raised through the issuance of 1,230,000 shares of common stock at $.50 per share.

Additionally, during 2012, the Company issued 40,000 shares of its common stock to three individuals for services rendered. The Company valued these common shares based on the price recent investors paid for common shares pursuant to an Access Letter Dated December 1, 2011, or $.50 per share. The total value for these shares is $20,000.

During the three months ended March 31, 2013, the Company raised additional capital through the issuance of common stock pursuant to an Access Letter Dated December 1, 2011, whereby $110,000 in capital was raised through the issuance of 220,000 shares of common stock at $.50 per share.

Additionally, during the three months ended March 31, 2013, the Company issued 100,000 shares of its common stock as a signing bonus in connection with a consulting agreement. The Company valued these common shares based on the price recent investors paid for common shares pursuant to an Access Letter Dated December 1, 2011, or $.50 per share. The total value for these shares is $50,000, which was expensed upon issuance since the consulting agreement has an indefinite term.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The purpose of the 2011 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2011 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 500,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 100,000 shares. The Company’s board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument.

On January 3, 2011, the Company granted, pursuant to the 2011 Plan, ten-year stock options to purchase 400,000 common shares of the Company, of which (i) 100,000 are exercisable on January 3, 2012 at $0.25 per share, (ii) 100,000 are exercisable on January 3, 2013 at $0.25 per share, (iii) 100,000 are exercisable on January 3, 2014 and (iv) 100,000 are exercisable on January 3, 2015 at $0.25 per share.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 9 – SHAREHOLDERS’ EQUITY (continued)

The total fair value of stock option awards granted to employees during the year ended December 31, 2011 was $68,880, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $35,560 for the year ended December 31, 2011.

On February 17, 2012, the Company granted 30,000 ten-year stock options to an employee, which have an exercise price of $0.50 per share and cliff vest annually over three years starting February 17, 2013. The fair value was computed at $10,302 or $0.3434 per option.

On April 16, 2012, the Company granted 10,000 ten-year stock options to a non-employee which have an exercise price of $0.50 and cliff vest annually over three years starting on April 16, 2013. The fair value was computed at $3,432 or $0.3434 per option.

The Company recorded $4,311 and $5,528 compensation expense for the three months ended March 31, 2013 and 2012, respectively, in connection with all the options.

As of March 31, 2013, 60,000 shares were remaining under the 2011 Plan for future issuance.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.

A summary of the Company’s stock option activity during the three months ended March 31, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding,
December 31, 2012	440,000	$0.27	7.9	$120,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding,
March 31, 2013	440,000	$0.27	7.9	$120,000
Exercisable at March 31, 2013	210,000	$0.26	8.0	$105,000

As of March 31, 2013 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $16,858 to be recognized through March 2015.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 10 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. The Company places its temporary cash investments with financial institutions not insured by the FDIC. There have been no losses in these accounts through March 31, 2013.

Concentration of Funding

During the three months ended March 31, 2013 a large portion of the Company’s funding was provided by the purchase of additional shares of the Company’s common stock and by loans from existing shareholders.

NOTE 11 – SUBSEQUENT EVENTS

The Company has raised additional capital during the period April 1, 2013 through May 15, 2013 through the issuance of common stock pursuant to the Access Letter Dated December 1, 2011 as well as a subscription agreement. It has raised capital in the amount of $100,000 through the issuance of 200,000 shares of common stock at $0.50 per share to the Company’s Chief Executive Officer.

The Company issued 50,000 shares of its common stock to a consultant under the terms of the agreement dated March 1, 2013 (see Note 7 above, Other Commitments). These shares were valued at $.50 per share based on the amount paid by current investors purchasing the Company’s common stock and was expensed upon issue as they were earned.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the first quarter of 2013 and first quarter of 2012 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in our Registration Statement on Form 10, as amended. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company organized in May 2010. Bright Mountain is developing a personal website “portal” designed to attract and retain Internet audiences whose main purpose is to be a starting point when connecting to or searching the World Wide Web (Web), with a special emphasis on consumer needs, original news, original content, employment opportunities and giving back. Our website seeks to fulfill its mission to help people in need by developing a profitable enterprise and giving back a portion of pre-tax operating profits to charity.

Our website, www.TheBright.com, has its own unique characteristics including design elements like colors, shapes, layout and typefaces, as well as certain dynamic or interactive elements such as boxes, buttons and menus. Management believes that the “look and feel” of Bright Mountain can be described in terms such as “colorful”, “quality”, “fun” and “trustworthy”. It contains in a number of sections a vast amount of consumer oriented information including aggregated and original news content, financial markets information and data, blogs, coupons, shopping, classified ads, and giving back.

We believe TheBright.com website will facilitate consumers and businesses to conveniently shop and advertise utilizing its shopping and classified ad sections. TheBright.com shopping intends to provide consumers with a number of unique and interesting products that are often not available through mass-market websites. The classified ad section of the TheBright.com website enables both businesses and consumers to sell their products or promote their business through a highly developed yet easy-to-use platform. Additionally, the Jobs Section, a separate area, has available over 750,000 job openings from companies all over the US, both large and well known, as well as small and local.

Growth and retention of user traffic is paramount to our company’s future success. We expect to undertake specific efforts to develop this user traffic, including:

•

development of TheBright.com news. We expect to provide exclusive TheBright.com news articles daily to our users. With five news writers at this time, management is planning for this service to be the source of several hundred original content articles that will be published monthly with other aggregated news sources such as the Associated Press and McClatchy newspapers,

•

blogs and other original content, such as periodic financial research reports written by TheBright.com staff, and by independent writers are currently being published. Management believes that frequently published original content is one of the keys to growing and maintaining our user base,

•

cultivation of celebrity spokes people to write blogs for Bright Mountain. TheBright.com is in early conversations with two possible celebrity bloggers but no agreement has been reached at this time, and

•

development of a social media platform focused on military veterans and others that “protect us”, is being planned for TheBright.com website. Special public relations events in concert with and for the benefit of certain veteran groups will be an integral part of TheBright.com initiative.

Going Concern

We have incurred net losses of $1,992,341 since inception (May 20, 2010) through March 31, 2013. The report of our independent registered public accounting firm on our consolidated balance sheets at December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and for the period from May 20, 2010 (inception) to December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net loses, cash used in operations and accumulated deficit.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012

Revenue: The Company’s revenues increased from zero during the three months ended March 31, 2012 to $70,569 for the three months ended March 31, 2013. This reflects the early development of revenues from the sale of Company products, predominantly from the sale of watches.

Operating Expenses: The Company’s operating expenses increased from $182,448 during the three months ended March 31, 2012 to $320,759 for the three months ended March 31, 2013. The increase in operating expenses can be attributed to ongoing implementation of the Company’s business plan as well as incurring certain operating expenses during 2013 that were new compared to 2012, such as expenses related to a consulting agreement, SEC counsel and audit and Edgar fees. The operating expenses that were new in 2013 compared to 2012 include $60,000 to a consultant for financial advisory services, $19,077 paid to SEC counsel, and $20,270 for audit and Edgar filing fees. Additionally, the following expenses increased in 2013 compared to 2012; PR ad agency fees by $9,000, part-time worker expenses increased by $4,701 and lastly, website content, software development, domain registration, and server hosting fees increased by approximately $25,000.

Interest Expense: The Company’s interest expense increased from $0 for the three months ended March 31, 2012 to $7,295 for the three months ended March 31, 2013 due to the issuance of Notes to Related Parties in the total amount of $300,000.

Net loss from operations: The Company’s net loss from operations increased from $182,442 during the three months ended March 31, 2012 to $314,997 for the three months ended March 31, 2013 due primarily to the increase in operating expenses related to the implementation of its business plan.

Liquidity and Capital Resources

Since inception, May 10, 2010, through March 31, 2013, we had a net loss of $1,992,341 and at March 31, 2013, we had working capital of $184,596. These development stage losses have been funded through the sale of our common stock and shareholder loans. Cash proceeds from the sale of our common stock totaled $1,815,000 through March 31, 2013. Shareholder loans received during 2012 totaled $300,000 with a balance outstanding at March 31, 2013, of $288,706 (including the current portion of $19,585). While we generated nominal revenues during the three months ended March 31, 2013, we do not anticipate that we will generate sufficient income to fund our operations for at least the next 12 months. During that period of time we will need to obtain additional equity or debt financing of $1 million as to which, at this time, we have no assurances of its availability, and if available, its terms.

Presently, our monthly operating overhead is approximately $80,000. We intend to increase this overhead to $100,000 if we are able to raise additional capital with the initial proceeds being used for an increase in general and administrative expenses, branding, marketing, advertising and promotion, ongoing website development and operation and inventory. In the absence of additional funding, we will need to decrease our expenses, which will adversely impact on our plan of operations.

Critical Accounting Policies

Certain accounting policies which are critical to our financial statement presentation are described under Note 1 of the Notes to Consolidated Financial Statements appearing in this report.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2013:

The Company has only one employee who is responsible for handling the cash and making deposits, posting cash receipts, writing and mailing checks, and posting cash disbursements.

Management believes that the material weaknesses set forth in above did not have an effect on the Company's financial reporting for the three months ended March 31, 2013.   However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company (1) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to provide expert advice.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remedied until such time as we have improved our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2013 the Company issued First Market LLC 100,000 shares of its common stock valued at $50,000 as partial compensation for services to be rendered under the consulting agreement described in Item 5. On May 1, 2013 we issued an additional 50,000 shares of our common stock valued at $25,000 as additional compensation for services under the agreement. The recipient was an accredited investor and the issuance was exempt form registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Between January 1, 2013 through March 31, 2013 the Company issued and sold 220,000 shares of its common stock pursuant to the Access Letter Dated December 1, 2011 resulting in gross proceeds of $110,000. The Company did not pay any commissions or finder’s fees in this transaction and is using the proceeds for working capital.  The investors were accredited investors and the issuance was exempt form registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Between April 1, 2013 through May 10, 2013 the Company issued and sold an additional 200,000 shares of its common stock to the Company’s Chief Executive Officer, of which 110,000 shares were issued and sold pursuant to the Access Letter Dated December 1, 2011 and the remaining 90,000 shares were issued and sold pursuant to the terms of a subscription agreement, resulting in gross proceeds to us of $100,000. The Company did not pay any commissions or finder’s fees in these transactions and is using the proceeds for working capital. The recipient was an accredited investor and the issuances were exempt form registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.

Defaults Upon Senior Securities.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

On March 1, 2013 the Company entered into an agreement with First Market, LLC (Consultant) that shall remain in effect until cancelled by either party upon 15 days written notice. Consultant to perform such services as directed or assigned by Company’s Chief Executive Officer. The Company agreed to pay Consultant a monthly fee of $10,000 for the first month during the term of the agreement and $5,000 per month thereafter. Additionally, the Company agreed to pay the Consultant an initial signing bonus of 100,000 shares of the Company common stock and an additional 100,000 shares payable in two installments due on the 60th and 90th days of the agreement.

ITEM 6.

EXHIBITS.

No.	Description
10.13	Consulting Agreement dated March 1, 2013 by and between Bright Mountain Holdings, Inc. and First Market, LLC *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **

———————

*

filed herewith

**

to be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN HOLDINGS, INC.

May 14, 2013	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

May 14, 2013	By:	/s/ Gregory J. Stepic
Gregory J. Stepic, Chief Financial Officer