Form 10-Q
period 2013-06-30
Bright Mountain Holdings, Inc./FL
filed 2013-08-14
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

☐ Yes ☐ No

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

☐ Yes ☑ No

As of August 12, 2013 the issuer had 31,977,000 shares of its common stock issued and outstanding.

TABLE OF CONTENTS

Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

1

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

16

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

19

ITEM 4.

CONTROLS AND PROCEDURES.

19

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

20

ITEM 1A.

RISK FACTORS.

20

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

20

ITEM 4.

MINE SAFETY DISCLOSURES.

21

ITEM 5.

OTHER INFORMATION.

21

ITEM 6.

EXHIBITS.

21

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain", the “Company,” "we", "us", "our" and similar terms refer to Bright Mountain Holdings, Inc., a Florida corporation, and our subsidiaries. In addition, when used in this report, “second quarter of 2013” refers to the three months ended June, 2013, “second quarter of 2012” refers to the three months ended June 30, 2012, “2013” refers to the year ending December 31, 2013 and “2012” refers to the year ended December 31, 2012.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets
Cash	$531,206	$336,684
Prepaid Costs and Expenses	25,407	23,304
Inventories	140,092	40,450
Total Current Assets	696,705	400,438

Fixed assets, net	27,884	29,224
Other Assets	19,645	8,700
Total Assets	$744,234	$438,362
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$65,562	$—
Accrued expenses	21,547	25,518
Premium Finance Loan Payable	3,062	10,439
Long Term Debt to Related Parties, Current Portion	—	19,104
Total Current Liabilities	90,171	55,061

Long Term Debt to Related Parties	—	274,201
Total Liabilities	90,171	329,262

Commitments and contingencies (Note 7)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, none issued and outstanding respectively	—	—
Common stock, par value $.01, 324,000,000 shares authorized, 31,977,000 and 27,414,000 shares issued and outstanding, respectively	319,770	274,140
Additional paid-in-capital	2,744,333	1,512,304

Deficit Accumulated during Development Stage	(2,410,040)	(1,677,344)
Total shareholders' equity	654,063	109,100
Total shareholders liabilities and shareholders' equity	$744,234	$438,362

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from May 20, 2010 (Inception) to June 30,
	June 30,		June 30,
	2013	2012	2013	2012	2013
Product Sales	$102,478	$3,159	$172,400	$3,159	$236,638
Revenues from Services	668	100	$1,315	100	$2,166
Total Revenue	103,146	3,259	173,715	3,259	238,804
Cost of sales	81,942	2,646	139,460	2,656	195,270
Gross profit	21,204	613	34,255	603	43,534

Selling, general and administrative expenses	434,110	89,328	754,869	377,542	2,430,432

Loss from operations	(412,906)	(288,214)	(720,614)	(376,939)	(2,386,899)

Other income (expense)
Interest income	5	11	11	11	97
Interest expense	(4,798)	—	(12,093)	—	(23,238)
Total other income (expense), net	(4,793)	11	(12,082)	11	(23,141)
Net income(loss)	$(417,699)	$(288,203)	$(732,696)	$(376,928)	$(2,410,040)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(0.08)

Weighted average shares outstanding
Basic and diluted	29,261,000	25,560,200	28,497,900	25,402,276	29,261,000

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MAY 20, 2010 (INCEPTION) TO JUNE 30, 2013

(Unaudited)

			Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Shareholder Equity (Deficiency)

	Common Stock
	Shares	Amount
Sale of common stock for cash ($.0056/share)	18,000,000	$180,000	(80,000)	—	$100,000
Sale of common stock for cash ($.1389/share) pursuant to Private Placement Memorandum dated September 2, 2010	5,688,000	56,880	733,120	—	790,000
Net loss for the period from May 20, 2010 (inception) to December 31, 2010	—	—	—	(60,554)	(60,554)
Balance - December 31, 2010	23,688,000	$236,880	$653,120	$(60,554)	$829,446
Sale of common stock for cash ($.1389/share) pursuant to Private Placement Memorandum dated September 2, 2010	1,440,000	14,400	185,600	—	$200,00	0
Stock option compensation expense	—	—	35,560	—	35,560
Net loss for year ended December 31, 2011	—	—	—	(684,935)	(684,935)
Balance - December 31, 2011	25,128,000	$251,280	$874,280	$(745,489)	$380,072
Sale of common stock for cash ($.2778/share) pursuant to Access Letter dated December 1, 2011	2,214,000	22,140	592,860	—	$615,000
Common stock issued for services	72,000	720	19,280	—	20,000
Stock option compensation expense	—	—	25,884	—	25,884
Net loss for year ended December 31, 2012	—	—	—	(931,855)	(931,855)
Balance - December 31, 2012	27,414,000	$274,140	$1,512,304	$(1,677,344)	$109,100
Sale of common stock for cash ($.2778/share) pursuant to Access Letter dated December 1, 2011	594,000	5,940	159,060	—	165,000
Sale of common stock for cash ($.2778/share) pursuant to Subscription Agreement	2,435,400	24,354	652,146	—	676,500
Conversion of shareholder debt to common stock @ $0.2778 per share	1,029,600	10,296	275,704	—	286,000
Common stock issued for services	504,000	5,040	134,960	—	140,000
Stock option compensation expense			10,159	—	10,159
Net loss for Period ended June 30, 2013	—	—	—	(732,696)	(732,696)
Balance - June 30, 2013	31,977,000	$319,770	$2,744,333	$(2,410,040)	$654,063

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,		For the Period from May 20, 2010 (Inception) to June 30,
	2013	2012	2013
Cash flows from operating activities:
Net Loss	$(732,696)	$(376,928)	$(2,410,040)
Adjustments to reconcile net loss to
net cash used in operations:
Depreciation	3,818	3,548	18,144
Stock option compensation expense	10,159	—	71,603
Common stock issued for services	140,000	—	160,000
Changes in operating assets and liabilities:
Inventory	(99,642)	(9,180)	(140,091)
Prepaid costs and expenses	(2,103)	14,326	(25,407)
Accounts payable	65,562	4,770	65,562
Accrued expenses	(3,971)	(22,095)	37,205
Other assets	(10,944)	(263)	(19,644)
Net cash used in operating activities	(629,817)	(385,822)	(2,242,668)
Cash flows from investing activities:
Purchase of fixed assets	(2,478)	—	(46,028)
Net cash used in investing activities	(2,478)	—	(46,028)
Cash flows from financing activities:
Sale of common stock	841,500	155,000	2,546,500
Payments on premium finance loan	(7,377)	—	(12,597)
LT debt- loan proceeds from related parties	—	—	300,000
Principal repayments-LT debt from related parties	(7,306)	—	(14,001)
Net cash provided by financing activities	826,817	155,000	2,819,902
Net increase (decrease) in cash	194,522	(230,822)	531,206
Cash at beginning of period	336,684	328,749
Cash at end of period	$531,206	$97,927	$531,206

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$12,093	$—	$23,238
Income Taxes	$—	$—	$—
Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$15,659	$—	$15,659
Conversion of related party notes to common stock	$286,000	$—	$286,000

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Bright Mountain is developing a personal website “portal” designed to attract and retain Internet audiences whose main purpose is to be a starting point when connecting to or searching the World Wide Web (Web), with a special emphasis on consumer needs, original news, original content, and giving back. The Bright Mountain mission is to help people in need by developing a profitable enterprise and giving back a portion of revenues to veterans and first responders, including law enforcement, firemen and ems.

The website, www.thebright.com, has it’s own unique characteristics including design elements like colors, shapes, layout and typefaces, as well as certain dynamic or interactive elements such as boxes, buttons and menus. The “look and feel” of Bright Mountain can be described in terms such as “colorful”, “quality”, “fun” “user friendly” and “trustworthy”. It contains in a number of sections a vast amount of consumer oriented information including aggregated and originally written news content, financial markets information and data, blogs, shopping, and mission group information.  Bright Mountain also owns the following websites:

Wardocumentaryfilms.com

Bootcamp4me.com

Bootcamp4me.org

360fire.com

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the three and six months ended June 30, 2013, and the financial position as of June 30, 2013 have been made. The results of operations for such interim period is not necessarily indicative of the operating results expected for the full year.

Recapitalization

Our Board of Directors approved a 1.8 for 1 forward stock split of our common shares on June 26, 2013, which became effective for shareholders of record on June 26, 2013. The Company also amended its articles of incorporation to increase its authorized common stock to 324,000,000 shares.  All share and per share amounts (including quantities and prices) in our accompanying consolidated financial statements and notes to consolidated financial statements have been retroactively restated to reflect the 1.8 for 1 forward stock split and change in outstanding shares.  This means that each original share quantity has been multiplied by 1.8 and each original share price has been divided by 1.8.  For example, the price per share of $0.50 originally paid for by an investor is now reflected as $0.2778, while a quantity of 100 shares is now reflected as 180 shares.

Principles of Consolidation

The consolidated financial statements include the accounts of BMHI and its wholly owned subsidiaries, Bright Mountain LLC and Five Peaks LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

Development Stage Company

The Company has been in the development stage from inception to June 30, 2013.  Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational activities and business opportunities. Since its formation, the Company has had minimal revenues from its planned operations.

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

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

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

•

Advertising revenue is received directly form companies who pay the Company a monthly fee for advertising space.

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

Warranty Reserve Policy

The Company is a retail distributor of products and warranties are the responsibility of the manufacturer. Therefore, the Company does not record a reserve for product warranty.

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

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

Advertising, Marketing and Promotion

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended June 30, 2013 and the six months ended June 30, 2012, advertising, marketing and promotion expense was $31,845 and $33,056 respectively.

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

As of June 30, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of June 30, 2013 there were 1,152,000 common stock equivalent shares outstanding as stock options. Equivalent shares are not utilized when the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2013.

Recent Accounting Pronouncements

Recent accounting standards that have been issued or proposed by FASB (Financial Accounting Standards Board) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $732,696 and used cash in operating activities of $629,817 for the six months ended June 30, 2013. The Company had an accumulated deficit of $2,410,040 at June 30, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2013	2012
Finished Goods	$140,092	$40,450

NOTE 4– FIXED ASSETS

Fixed assets consists of the following:

	June 30,	December 31,	Depreciable Life
	2013	2012	(Years)
Computer Equipment	$26,086	$24,746	5
Office Furniture & Equipment	19,942	18,804	7
Total Fixed Assets	46,028	43,550
Less: Accumulated Depreciation	(18,144)	(14,326)
Total Fixed Assets, net	$27,884	$29,224

Depreciation expense was $3,818 for the six months ended June 30, 2013.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 5 – LONG TERM DEBT TO RELATED PARTIES AND PREMIUM FINANCE LOAN PAYABLE

Notes Payable - Related Parties

Notes payable, classified as both short-term and long-term at June 30, 2013 and December 31, 2012, consists of the following:

	June 30, 2013	December 31, 2012
Current portion of debt:
Chief Executive Office	—	$9,513
Shareholders	—	9,591
Total	—	$19,104

Long term debt:
Chief Executive Office	—	$137,515
Shareholders	—	136,686
Total	—	$274,201

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

On May 31, 2013 the Company entered into an agreement with the respective shareholders to convert the remaining $286,000 principal debt balance to equity by issuing 1,029,600 shares of the Company common stock to the respective shareholders. The majority shareholder and CEO was issued 516,600 shares of common stock for the principal debt balance of $143,500. Other shareholders were issued 513,000 shares of common stock for the principal debt balance of $142,500.

As of June 30, 2013, the Company does not have any long-term debt outstanding to related parties.

Premium Finance Loan Payable

Premium finance loans payable related to the financing of the Company’s Error & Omission (E&O) insurance coverage for the period September 6, 2012 through September 6, 2013. The Company financed $15,659 of the total policy premium of $20,643 (including interest of $602) from Flatiron Capital. The terms of the loan are nine equal payments of $1,740 per month beginning October 6, 2012. The balance due was $3,062 at June 30, 2013.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 6 – ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	June 30, 2013	December 31, 2012
Inventory vendors	$16,362	$19,529
Advertising	853	229
Website development expense	—	2,795
Web hosting expense	1,162	802
Web content expense	502	—
Employee T & E expense	156	—
Product COS fees	1,423	—
Various office expense	1,089	1,861
Other	—	302
	$21,547	$25,518

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Lease Commitment

Leases

On January 3, 2011, the Company entered into a lease of approximately 2,000 square feet for a term of 39 months in Boca Raton, Florida at a base rent of approximately $4,000 per month. Rent is all-inclusive and includes electricity during normal business hours, heat, air-conditioning, and water.

Future anticipated minimum lease payments total $23,952 for the remainder of 2013, and $11,976 for the three-month period ending March 31, 2014.

Rent expense for the six months ended June 30, 2013 and 2012 was $21,518 and $23,532 respectively.

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the six months ended June 30, 2013 and during 2012 the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

On March 1, 2013 the Company entered into an agreement with First Market, LLC (Consultant) that shall remain in effect until cancelled by either party upon 15 days written notice. Consultant to perform such services as directed or assigned by Company’s Chief Executive Officer. The Company agreed to pay Consultant a fee of $10,000 for the first month during the term of the agreement and $5,000 per month thereafter. Additionally, the Company agreed to pay the Consultant an initial signing bonus of 180,000 shares of the Company common stock and an additional 180,000 shares payable in two installments due on the 60th and 90th days of the agreement. As of June 30, 2013 the Company has issued Consultant 360,000 shares of common stock and has paid the corresponding monthly fees.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

On May 31, 2013, the Company entered into an agreement with The Law Offices of James G. Dodrill II, P.A. (Attorney) that may be cancelled at any time. Attorney to serve as securities counsel in connection with the preparation of a registration statement on Regulation D, Rule 506 private placement memorandum. The Company agreed to pay the Attorney $15,000. Additionally, the Company agreed to issued 27,000 shares of Company common stock. As of June 30, 2013 the Company has issued Attorney 27,000 shares of Company common stock and made the first payment of $7,500 with the balance being due upon completion of the private placement memorandum.

All expenses and liabilities relating to such contracts were recorded in accordance with GAAP during all periods presented in the accompanying consolidated financial statements.

NOTE 8 – RELATED PARTIES

A related party founder was issued 18,000,000 common shares as founder shares for $100,000 cash in 2010, and related parties were issued 2,880,000 common shares in a private placement in 2010 for $400,000 (included in the 7,128,000 common shares sold for $990,000 cash in 2010).

In 2011, related party officers were granted 360,000 stock options (see Note 9).

In 2012, a director purchased 36,000 common shares for $10,000 and a related party purchased 180,000 common shares pursuant to an Access Letter dated December 1, 2011 for $50,000

During the six months ended June 30, 2013, a related party was issued 1,643,400 common shares for $456,500. During the six months ended June 30, 2013, a director purchased 180,000 common shares for $50,000. During the six months ended June 30, 2013, an employee was issued 9,000 common stock shares in lieu of a semi annual $2,500 bonus.

In 2013, as described in Note 5, certain related parties loaned funds to the Company in 2012, which were subsequently converted to equity on May 31, 2013.

NOTE 9– SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01; none have been issued as of June 30, 2013 and December 31, 2012.

Common Stock

The Company has authorized 324,000,000 shares of common stock and issued 18,000,000 to the Company’s related party founder in July 2010 for $100,000 in cash at $.0056 per share. Subsequently, in 2010 and 2011, the Company raised additional capital through the issuance of common stock pursuant to a Private Placement Memorandum Dated September 1, 2010, whereby $790,000 and $200,000 in capital was raised through the issuance of 5,688,000 and 1,440,000 shares of common stock at $.1389 per share in 2010 and 2011, respectively. In 2012, the Company raised additional capital through the issuance of common stock pursuant to an Access Letter Dated December 1, 2011, whereby $615,000 in capital was raised through the issuance of 2,214,000 shares of common stock at $.2778 per share.

Additionally, during 2012, the Company issued 72,000 shares of its common stock to three individuals for services rendered. The Company valued these common shares based on the price recent investors paid for common shares pursuant to an Access Letter Dated December 1, 2011, or $.2778 per share. The total value for these shares is $20,000.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

During the six months ended June 30, 2013, the Company raised additional capital through the issuance of common stock pursuant to an Access Letter Dated December 1, 2011, whereby $165,000 in capital was raised through the issuance of 594,000 shares of common stock at $.2778 per share.

During the six months ended June 30, 2013, the Company raised additional capital through issuance of common stock pursuant to a Private Placement whereby $676,500 in capital was raised through the issuance of 2,435,400 shares of common stock at $.2778 per share.

During the six months ended June 30, 2013, the Company issued 387,000 shares of its common stock in connection with consulting agreements. The Company valued these common shares at $107,500 based on the price recent investors paid for common shares pursuant to an Access Letter Dated December 1, 2011, or $.2778 per share, which was all recognized since services were completed as of June 30, 2013. Additionally, during the six months ended June 30, 2013, the Company converted principal related party debt balance of $286,000 to equity by issuing 1,029,600 shares of common stock. The Company valued these common shares based on the price recent investors paid for common shares pursuant to a Private Placement, or $.2778 per share.

On June 10, 2013, the Company entered into an agreement with an attorney to issue 108,000 shares of Company common stock at $.2778 per share, or $30,000, for services rendered. The Company valued these common shares based on the price recent investors paid for common shares pursuant to a Private Placement and recognized as expense immediately.

On June 21, 2013, the Company entered into an agreement with an employee, wherein the employee elected to receive 9,000 shares of Company common stock at $.2778 per share, or $2,500, in lieu of semi-annual bonus. The Company valued these common shares based on the price recent investors paid for common shares pursuant to a Private Placement and therefore there was no gain or loss.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The purpose of the 2011 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2011 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. The Company’s board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument.

Stock Incentive Plan and Stock Option Grants to Employees and Directors (continued)

On January 3, 2011, the Company granted, pursuant to the 2011 Plan, ten-year stock options to purchase 720,000 common shares of the Company, of which (i) 180,000 are exercisable on January 3, 2012 at $0.1389 per share, (ii) 180,000 are exercisable on January 3, 2013 at $0.1389 per share, (iii) 180,000 are exercisable on January 3, 2014 at $0.1389 per share and (iv) 180,000 are exercisable on January 3, 2015 at $0.1389 per share.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

The total fair value of stock option awards granted to employees during the year ended December 31, 2011 was $68,880, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $35,560 for the year ended December 31, 2011.

On February 17, 2012, the Company granted 54,000 ten-year stock options, which have an exercise price of $0.2778 per share and cliff vest annually over three years starting February 17, 2013, to an employee. The fair value was computed at $10,302 or $0.1908 per option.

On April 16, 2012, the Company granted 18,000 ten-year stock options, which have an exercise price of $0.2778 and cliff vest annually over three years starting on April 16, 2013, to a non-employee. The fair value was computed at $3,432 or $0.1908 per option.

The total fair value of stock option awards granted to employees during the year ended December 31, 2012 was $13,728, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $25,884 for the year ended December 31, 2012.

On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The purpose of the 2013 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2013 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. The Company’s board of directors will administer the 2013 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2013 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument.

Between April 9, 2013 and June 24, 2013, the Company granted 360,000 ten-year stock options, which have an exercise price of $0.2778 and cliff vest annually over four years starting in April to June 2013, to two employees and one director. The aggregate fair value of these option was computed at $68,645 or $0.1907 per option, which is being recognized over the requisite service period, which is the vesting period.

The Company recorded $10,159 and $12,199 compensation expense for the six months ended June 30, 2013 and 2012, respectively, in connection with all the option grants in all periods.

As of June 30, 2013, 540,000 shares were remaining under the 2013 Plan for future issuance.

The Company estimates the fair value of share-based compensation utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected option term, expected volatility of our stock price over the expected option term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates. The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which are subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on an average of similar public companies historical volatility, as the Company does not currently trade on the open market. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

A summary of the Company’s stock option activity during the six months ended June 30, 2013, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance Outstanding, December 31, 2012	792,000	$0.15	7.6	$99,992
Granted	360,000	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, June 30, 2013	1,152,000	$0.19	8.3	$99,992
Exercisable at June 30, 2013	385,200	$0.15	7.6	$49,996

As of June 30, 2013 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $79,651 to be recognized through June 2017.

NOTE 10 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. The Company places its temporary cash investments with financial institutions not insured by the FDIC. There have been no losses in these accounts through June 30, 2013.

Concentration of Funding

During the six months ended June 30, 2013 a large portion of the Company’s funding was provided by the sale of additional shares of the Company’s common stock.

NOTE 11 – SUBSEQUENT EVENTS

The Company entered into an agreement on July 15, 2013 to purchase a website, namely, coastguardnews.com for the sum of $7,000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in our Registration Statement on Form 10. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company organized in May 2010. Bright Mountain is developing a personal website “portal” designed to attract and retain Internet audiences whose main purpose is to be a starting point when connecting to or searching the World Wide Web (Web), with a special emphasis on consumer needs, breaking news, original content, employment opportunities and giving back. Our website seeks to fulfill its mission to help people in need by developing a profitable enterprise and giving back a portion of revenues to affiliated groups of veterans and first responders including law enforcement, police and ems.

Our website, www.TheBright.com, has its own unique characteristics including design elements like colors, shapes, layout and typefaces, as well as certain dynamic or interactive elements such as boxes, buttons and menus. Management believes that the “look and feel” of Bright Mountain can be described in terms such as “colorful”, “quality”, “fun”, “user friendly”, and “trustworthy”. It contains in a number of sections a vast amount of consumer oriented information including aggregated and original news content, financial markets information and data, blogs, shopping, and partners.

Additional Bright Mountain websites are:

Wardocumentaryfilms.com

Bootcamp4me.com

Bootcamp4me.org

360fire.com

Growth and retention of user traffic is paramount to our company’s future success. We expect to undertake specific efforts to develop this user traffic, including:

•

development of TheBright.com news. We expect to provide exclusive TheBright.com news articles daily to our users. With fifteen news writers at this time, management is planning for this service to be the source of several hundred original content articles that will be published monthly with other aggregated news sources such as the Associated Press and McClatchy newspapers,

•

cultivation of celebrity spokes people to write blogs for Bright Mountain. TheBright.com is in early conversations with possible celebrity bloggers but no agreement has been reached at this time.

•

development of a social media platform focused on military veterans and others that “protect us”, is being planned for TheBright.com website, and

•

acquiring of websites that are related to the Company’s core mission to give back to veterans, firemen, police and ems –“those that protect us”.  Website acquisitions in the second quarter 2013 include:

Wardocumentaryfilms.com on April 6, 2013

Bootcamp4me.com on May 21, 2013

Bootcamp4me.org on May 21, 2013

360fire.com on June 21, 2013

Going Concern

We have incurred net losses of $2,410,040 since inception (May 20, 2010) through June 30, 2013. The report of our independent registered public accounting firm on our consolidated balance sheets at December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and for the period from May 20, 2010 (inception) to December 31, 2012 contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

Revenue: The Company’s revenues for the three months ended June 30, 2013 of $103,146 increased 3,065% as compared to the three months ended June 30, 2012 of $3,256 and revenue for the six months ended June 30, 2013 of $173,715 increased 5,235% as compared to the six months ended June 30, 2012 of $3,256.  The increase in our sales reflects the impact of expanded product inventory.

Operating Expenses: The Company’s operating expenses of $89,328 for the three months ended June 30, 2012 increased to $434,110 for the three months ended June 30, 2013.  The Company’s operating expenses increased from $377,542 during the six months ended June 30, 2012 to $754,869 for the six months ended June 30, 2013. The increase in operating expenses can be attributed to ongoing implementation of the Company’s business plan as well as incurring certain operating expenses during 2013 that were new compared to 2012, such as expenses related to a consulting agreement, SEC counsel and audit and Edgar fees. The operating expenses that were new in 2013 compared to 2012 include $75,000 to a consultant for financial advisory services, $38,950 paid to SEC and trademark counsel, and $31,913 for audit and Edgar filing fees. Additionally, the following expenses increased in 2013 compared to 2012; PR ad agency fees by $2,073; payroll, payroll taxes and employee medical expense increased by $52,782; part-time worker expenses increased by $3,146; insurance expense increased by $7,077; stock compensation increased by $67,659 of which $57,500 was to outside consultants; and lastly, website content, software development, domain registration, and server hosting fees increased by approximately $51,095.

Interest Expense: The Company’s interest expense increased from $0 for the three months ended June 30, 2012 to $4,798 for the three months ended June 30, 2013.  The Company’s interest expense increased from $0 for the six months ended June 30, 2012 to $12,093 for the six months ended June 30, 2013 due to the issuance of Notes to Related Parties in the total amount of $300,000.  The Notes were converted to equity on May 31, 2013.

Net loss from operations: The Company’s net loss from operations increased from $288,214 for the three months ended June 30, 2012 to $412,906 for the three months ended June 30, 2012.  The Company’s net loss from operations increased from $376,939 during the six months ended June 30, 2012 to $720,614 for the six months ended June 30, 2013 due primarily to the increase in operating expenses related to the implementation of its business plan.

Liquidity and Capital Resources

Net cash flows used in operating activities was $629,817 for the six months ended June 30, 2013 as compared to $385,822 used in operating activities for the six months ended June 30, 2012, primarily due to ongoing implementation of the Company’s business plan as well as incurring certain operating expenses during 2013 that were new compared to 2012.

Net cash used in investing activities was $2,478 for the six months ended June 30, 2013 as compared to $0 used in investing activities for the six months ended June 30, 2012, due to the purchase of fixed assets.

Net cash flows provided from financing activities was $826,817 for the six months ended June 30, 2012 as compared to $155,000 for the six months ended June 30, 2012.

Net cash increase for the six months ended June 30, 2013 was $194,522 compared to net cash decrease of $230,822 for the six months ended June 30, 2012.

Cash as of June 30, 2013 was $531,206 compared to $97,927 as of June 30, 2012.

Since inception, May 10, 2010, through June 30, 2013, we had a net loss of $2,410,040 and at June 30, 2013, we had working capital of $606,534. These development stage losses have been funded through the sale of our common stock and shareholder loans. Cash proceeds from the sale of our common stock totaled $2,546,500 through June 30, 2013. Shareholder loans received during 2012 totaled $300,000 with a balance outstanding at June 30, 2013 of $0 as a result of the mutual agreement in May 2013 between the Company and the Lender(s) to the conversion of the outstanding principal balance of $286,000 from debt to equity through the issuance of 1,029,600 shares of Company Common Stock. While we generated nominal revenues during the six months ended June 30, 2013, we do not anticipate that we will generate sufficient income to fund our operations for at least the next 12 months. During that period of time we will need to obtain additional equity or debt financing of $800,000 as to which, at this time, we have no assurances of its availability, and if available, its terms.

Presently, our monthly operating overhead is approximately $125,000 of which, approximately $114,000 is cash operating overhead. We intend to increase this $114,000 cash operating overhead to $127,000 if we are able to raise additional capital with the initial proceeds being used for an increase in general and administrative expenses, branding, marketing, advertising and promotion, ongoing website development and operation and inventory. In the absence of additional funding, we will need to decrease our expenses, which will adversely impact on our plan of operations.

Capital Resources have also been used for the acquisition and further development of the following websites, which were acquired during the three month period ending June 30, 2013:

Wardocumentaryfilms.com on April 6, 2013

Bootcamp4me.com on May 21, 2013

Bootcamp4me.org on May 21, 2013

360fire.com on June 21, 2013

Critical Accounting Policies

Certain accounting policies, which are critical to our consolidated financial statement presentation, are described under Note 1 of the Notes to Consolidated Financial Statements appearing in this report.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at June 30, 2013:

The Company has only one employee who is responsible for handling the cash and making deposits, posting cash receipts, writing and mailing checks, and posting cash disbursements.

Management believes that the material weaknesses set forth in above did not have an effect on the Company's financial reporting for the six months ended June 30, 2013.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2013 the Company issued First Market LLC 180,000 shares of its common stock valued at $50,000 as partial compensation for services to be rendered under the consulting agreement described in Item 5. On May 1, 2013 we issued an additional 90,000 shares of our common stock valued at $25,000 as additional compensation for services under the agreement.

On June 1, 2013 we issued an additional 90,000 shares of our common stock valued at $25,000 as final compensation for services under the agreement. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On May 31, 2013, the Company issued James G. Dodrill II 27,000 shares of its common stock valued at $7,500 as compensation for services to be rendered under the consulting agreement described in item 5.

On June 1, 2013, the Company issued Pearlman Schneider LLC 108,000 shares of its common stock valued at $30,000 as compensation for services rendered as described in item 5.

On June 21, 2013, the Company issued Susan J. Manwaring (Employee) 9,000 shares of its common stock valued at $2,500 in lieu of semi-annual bonus.

Between January 1, 2013 through June 30, 2013 the Company issued and sold 594,000 shares of its common stock pursuant to the Access Letter Dated December 1, 2011 resulting in gross proceeds of $165,000. Of the 594,000 shares issued, 198,000 shares were issued to the Company’s Chief Executive Officer as described in the paragraph below.  The Company did not pay any commissions or finder’s fees in this transaction and is using the proceeds for working capital.  The investors were accredited investors and the issuance was exempt form registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Between April 1, 2013 through June 30, 2013 the Company issued and sold an additional 1,445,400 shares of its common stock to the Company’s Chief Executive Officer, pursuant to the terms of a subscription agreement, resulting in gross proceeds to us of $456,500. The Company did not pay any commissions or finder’s fees in these transactions and is using the proceeds for working capital. The recipient was an accredited investor and the issuances were exempt form registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Between January 1, 2013 through June 30, 2013 the Company issued and sold 990,000 shares of its common stock pursuant to a Subscription Agreement resulting in gross proceeds of $275,000. The Company did not pay any commissions or finder’s fees in this transaction and is using the proceeds for working capital.  The investors were accredited investors and the issuance was exempt form registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On May 31, 2013, the Company converted principal debt balance of $286,000 to equity by issuing 1,029,600 shares of common stock.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

On March 1, 2013 the Company entered into an agreement with First Market, LLC (Consultant) that shall remain in effect until cancelled by either party upon 15 days written notice. Consultant to perform such services as directed or assigned by Company’s Chief Executive Officer. The Company agreed to pay Consultant a monthly fee of $10,000 for the first month during the term of the agreement and $5,000 per month thereafter. Additionally, the Company agreed to pay the Consultant an initial signing bonus of 180,000 shares of the Company common stock and an additional 180,000 shares payable in two installments due on the 60th and 90th days of the agreement.

On May 22, 2013 the Company entered into an agreement with The Law Offices of James G. Dodrill II, P.A. (Attorney) that may be cancelled at any time.  Attorney to serve as securities counsel in connection with the preparation of a registration statement on Regulation D, Rule 506 private placement memorandum.  The Company agreed to pay the Attorney $15,000.  Additionally, the Company agreed to issued 27,000 shares of Company common stock.  As of June 30, 2013 the Company has issued Attorney 27,000 shares of Company common stock and made the first payment of $7,500 with the balance being due upon completion of the private placement memorandum.

On June 1, 2013, the Company issued Pearlman Schneider LLC 108,000 shares of its common stock valued at $30,000 as compensation for legal services rendered.

ITEM 6.

EXHIBITS.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAE	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase

———————

*

filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN HOLDINGS, INC.

August 14, 2013	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

August 14, 2013	By:	/s/ Annette Casacci
Annette Casacci, Chief Financial Officer