Form 10-Q
period 2013-09-30
Bright Mountain Holdings, Inc./FL
filed 2013-11-13
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑Yes ☐ No

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

☐ Yes ☑ No

As of November 7, 2013 the issuer had 31,627,000 shares of its common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain", the “Company,” "we", "us", "our" and similar terms refer to Bright Mountain Holdings, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2013” refers to the three months ended September, 2013, “third quarter of 2012” refers to the three months ended September 30, 2012, “2013” refers to the year ending December 31, 2013 and “2012” refers to the year ended December 31, 2012.

All share and per share information in this report gives effect to the 1.8 for 1 forward stock split of our common shares on June 26, 2013.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$198,043	$336,684
Prepaid Costs and Expenses	45,975	23,304
Inventories	230,171	40,450
Total Current Assets	474,189	400,438
Fixed assets, net	31,132	29,224
Other Assets	27,644	8,700
Total Assets	$532,965	$438,362
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$94,349	$—
Accrued expenses	7,541	25,518
Premium Finance Loan Payable	12,833	10,439
Long Term Debt to Related Parties, Current Portion	—	19,104
Total Current Liabilities	114,723	55,061
Long Term Debt to Related Parties	—	274,201
Total Liabilities	114,723	329,262
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, none issued and outstanding respectively	—	—
Common stock, par value $.01, 180,000,000 shares authorized, 31,987,000 issued and 31,627,000 outstanding at September 30, 2013 and 27,414,000 shares issued and outstanding at December 31, 2012	319,870	274,140
Additional paid-in-capital	2,769,690	1,512,304
Accumulated deficit	(2,668,817)	(1,677,344)
Total	420,743	109,100
Less: cost of treasury stock (360,000 shares)	(2,501)	—
Total shareholders’ equity	418,242	109,100
Total liabilities and shareholders’ equity	$532,965	$438,362

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from May 20, 2010 (Inception) to September 30,
	2013	2012	2013	2012	2013

Product Sales	$150,747	$4,010	$323,147	$7,169	$387,385
Revenues from Services	1,023	898	2,338	998	3,189
Total Revenue	151,770	4,908	325,485	8,167	390,574
Cost of sales	115,532	4,031	254,992	6,687	310,802
Gross profit	36,238	877	70,493	1,480	79,772

Selling, general and administrative expenses	295,024	255,549	1,049,893	633,091	2,725,457

Loss from operations	(258,786)	(254,672)	(979,400)	(631,611)	(2,645,685)

Other income (expense)
Interest income	9	4	20	15	106
Interest expense	—	(4,157)	(12,093)	(4,157)	(23,238)
Total other income (expense), net	9	(4,153)	(12,073)	(4,142)	(23,132)
Net income(loss)	$(258,777)	$(258,825)	$(991,473)	$(635,753)	$(2,668,817)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.11)

Weighted average shares outstanding
Basic and diluted	31,622,055	25,739,011	29,555,904	25,517,278	25,395,523

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MAY 20, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

(Unaudited)

						Total
			Additional			Shareholder
	Common Stock		Paid-in	Treasury	Accumulated	Equity
	Shares	Amount	Capital	Shares	Deficit	(Deficiency)
Sale of common stock for cash ($.01/share)	18,000,000	$180,000	(80,000)	$—	$—	$100,000
Sale of common stock for cash ($.25/share)pursuant to Private Placement Memorandum dated September 2, 2010	5,688,000	56,880	733,120	—	—	790,000
Net loss for the period from May 20, 2010 (inception) to December 31, 2010	—	—	—	—	(60,554)	(60,554)
Balance - December 31, 2010	23,688,000	$236,880	$653,120	$—	$(60,554)	$829,446
Sale of common stock for cash ($.25/share) pursuant to Private Placement Memorandum dated September 2, 2010	1,440,000	$14,400	$185,600	—	—	$200,000
Stock option compensation expense	—	—	35,560	—	—	35,560
Net loss for year ended December 31, 2011	—	—	—	—	(684,935)	(684,935)
Balance - December 31, 2011	25,128,000	$251,280	$874,280	$—	$(745,489)	$380,072
Sale of common stock for cash ($.50/share) pursuant to Access Letter dated December 1, 2011	2,214,000	$22,140	$592,860	—	—	$615,000
Common stock issued for services	72,000	720	19,280	—	—	20,000
Stock option compensation expense	—	—	25,884	—	—	25,884
Net loss for year ended December 31, 2012	—	—	—	—	(931,855)	(931,855)
Balance - December 31, 2012	27,414,000	$274,140	$1,512,304	$—	$(1,677,344)	$109,100
Sale of common stock for cash ($.50/share) pursuant to Access Letter dated December 1, 2011	594,000	$5,940	$159,060	—	—	$165,000
Sale of common stock for cash ($.50/share) pursuant to Subscription Agreement	2,435,400	24,354	652,146	—	—	676,500
Conversion of shareholder debt to common stock @ $0.50 per share	1,029,600	10,296	275,704	—	—	286,000
Common stock issued for services	514,000	5,140	139,860	—	—	145,000
Repurchase of shares of common stock for cash	(360,000)	—	—	(2,501)	—	(2,501)
Stock option compensation expense	—	—	30,616	—	—	30,616
Net loss for Period ended September 30, 2013	—	—	—	—	(991,473)	(991,473)
Balance - September 30, 2013	31,627,000	$319,870	$2,769,690	$(2,501)	$(2,668,817)	$418,242

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			from May 20,
			2010
	For the Nine Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities:
Net Loss	$(991,473)	$(635,753)	$(2,668,817)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,945	5,322	20,271
Stock option compensation expense	30,616	19,041	92,060
Common stock issued for services	145,000	—	165,000
Changes in operating assets and liabilities:
Inventory	(189,721)	(16,513)	(230,170)
Prepaid costs and expenses	(3,382)	2,849	(26,686)
Accounts payable	94,349	—	94,349
Accrued interest	—	2,073	—
Accrued expenses	(20,134)	516	21,042
Other assets	(18,944)	—	(27,644)
Net cash used in operating activities	(947,744)	(622,465)	(2,560,595)
Cash flows from investing activities:
Purchase of fixed assets	(7,853)	(2,700)	(51,403)
Net cash used in investing activities	(7,853)	(2,700)	(51,403)
Cash flows from financing activities:
Sale of common stock	841,500	175,000	2,546,500
Repurchase of common stock	(2,501)		(2,501)
Payments on premium finance loan	(14,738)	—	(19,958)
LT debt- loan proceeds from related parties	—	250,000	300,000
Principal repayments-LT debt from related parties	(7,305)	(1,219)	(14,000)
Net cash provided by financing activities	816,956	423,781	2,810,041
Net increase (decrease) in cash	(138,641)	(201,384)	198,043
Cash at beginning of period	336,684	328,749	—
Cash at end of period	$198,043	$127,365	$198,043

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$12,093	$2,083	$23,238
Income Taxes	$—	$—	$—
Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$19,289	$15,659	$19,289
Conversion of related party notes to common stock	$286,000	$—	$286,000

See accompanying notes to unaudited consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Bright Mountain Holdings, Inc. (“BMHI” or the “Company,” “we,” “us,” “our”, “Bright Mountain”) is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011.

The Bright Insurance Agency, LLC was formerly known as Five Peaks, LLC.  On September 25, 2013 Five Peaks, LLC filed Articles of Amendment to the Articles of Organization with the State of Florida to amend its entity name to The Bright Insurance Agency, LLC.

Bright Mountain is developing a personal website “portal” designed to attract and retain Internet audiences whose main purpose is to be a starting point when connecting to or searching the World Wide Web (Web), with a special emphasis on military, veterans, firemen, law enforcement, and first responders.  The Bright Mountain mission is to help people in these groups by developing a profitable enterprise and giving back to nationally known charities that represent veterans and first responders, including law enforcement, firemen, and EMS.

The website, www.thebright.com, has unique characteristics including design elements like colors, shapes, layout and typefaces, as well as certain dynamic or interactive elements such as boxes, buttons and menus. The “look and feel” of Bright Mountain can be described in terms such as “colorful”, “quality”, “fun” “user friendly” and “trustworthy”. It contains in a number of sections a vast amount of mission group oriented information including originally written news content, financial markets information and data, blogs, and mission group information.  Bright Mountain also owns the following websites:

Wardocumentaryfilms.com

Bootcamp4me.com

Bootcamp4me.org

360fire.com

Coastguardnews.com

TheBravestOnline.com

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the three and nine months ended September 30, 2013, and the financial position as of September 30, 2013 have been made. The results of operations for such interim period is not necessarily indicative of the operating results expected for the full year.

Recapitalization

Our Board of Directors approved a 1.8 for 1 forward stock split of our common shares on June 26, 2013, which became effective for shareholders of record on June 26, 2013. The Company also amended its articles of incorporation to increase its authorized common stock to 324,000,000 shares.  All shares issued prior to June 26, 2013 and the respective per share amounts (including quantities and prices) in our accompanying consolidated financial statements and notes to consolidated financial statements have been retroactively restated to reflect the 1.8 for 1 forward stock split and change in outstanding shares.  This means that each original share quantity issued prior to June 26, 2013 has been multiplied by 1.8 and each original share price has been divided by 1.8.  For example, the price per share of $0.50 originally paid for by an investor prior to June 26, 2013 is now reflected as $0.2778, while a quantity of 100 shares is now reflected as 180 shares.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of BMHI and its wholly owned subsidiaries, Bright Mountain, LLC and The Bright Insurance Agency, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

Development Stage Company

The Company has been in the development stage from inception to September 30, 2013.  Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational activities and business opportunities. Since its formation, the Company has had minimal revenues from its planned operations.

Use of Estimates

Our consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, valuation of equity based transactions, and the valuation allowance on deferred tax assets.

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

SEPTEMBER 30, 2013

(Unaudited)

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

SEPTEMBER 30, 2013

(Unaudited)

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

Advertising, Marketing and Promotion

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the nine months ended September 30, 2013 and the nine months ended September 30, 2012, advertising, marketing and promotion expense was $41,758 and $67,824 respectively.

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

As of September 30, 2013, tax years 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of September 30, 2013 there were 1,360,000 common stock equivalent shares outstanding as stock options. Equivalent shares are not utilized when the effect is anti-dilutive.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of September 30, 2013.

Recent Accounting Pronouncements

Recent accounting standards that have been issued or proposed by FASB (Financial Accounting Standards Board) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $991,473 and used cash in operating activities of $947,744 for the nine months ended September 30, 2013. The Company had deficit accumulated during development stage of $2,668,817 at September 30, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

Management plans to continue to raise additional capital through a Private Placement Memorandum and is exploring additional avenues for future fund-raising through both public and private sources.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – BUSINESS ACQUISITIONS

On July 15, 2013 the Company acquired a website asset and all related intellectual property, namely www.coastguardnews.com.  The Company paid $7,000 cash consideration.  Additionally, the Company entered into an agreement with the seller in which the Company will pay the seller $500 per month for 36 months beginning August 15, 2013 and continuing until July 15, 2016 to maintain the website. This asset purchase was accounted for as a business combination.  The purchase price of $7,000 was allocated to one intangible website asset, which is included in other assets on the accompanying consolidated balance sheet.  The website is being amortized on a straight line basis over three years.

The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information is not presented.  There were no costs of acquisition incurred as a result of this website purchase.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2013	2012
Finished Goods	$230,171	$40,450

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 5– FIXED ASSETS

Fixed assets consists of the following:

	September 30,	December 31,	Depreciable Life
	2013	2012	(Years)
Computer Equipment	$27,483	$24,746	5
Office Furniture & Equipment	23,920	18,804	7
Total Fixed Assets	51,403	43,550
Less: Accumulated Depreciation	(20,271)	(14,326)
Total Fixed Assets, net	$31,132	$29,224

Depreciation expense was $5,945 for the nine months ended September 30, 2013.

NOTE 6 – LONG TERM DEBT TO RELATED PARTIES AND PREMIUM FINANCE LOAN PAYABLE

Notes Payable - Related Parties

Notes payable, classified as both short-term and long-term at September 30, 2013 and December 31, 2012, consists of the following:

	September 30, 2013	December 31, 2012
Current portion of debt:
Chief Executive Office	—	$9,513
Shareholders	—	9,591
Total	—	$19,104

Long term debt:
Chief Executive Office	—	$137,515
Shareholders	—	136,686
Total	—	$274,201

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

As of September 30, 2013, the Company does not have any long-term debt outstanding to related parties.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

Premium Finance Loan Payable

Premium finance loan payable related to the financing of the Company’s Error & Omission (E&O) insurance coverage for the period September 6, 2013 through September 5, 2014. The Company financed $14,438 of the total policy premium of $19,159 (including interest of $435) from Pro Premium Financing Company, Inc.  The terms of the loan are nine equal payments of $1,604 per month beginning October 6, 2013. The balance due was $12,833 at September 30, 2013.

NOTE 7 – ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	September 30, 2013	December 31, 2012
Inventory vendors	$—	$19,529
Advertising	2,599	229
Website development expense	—	2,795
Web hosting expense	1,332	802
Web content expense	840	—
Employee T & E expense	97	—
Product COS fees	1,237	—
Various office expense	1,436	1,861
Other	—	302
	$7,541	$25,518

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Lease Commitment

Leases

On January 3, 2011, the Company entered into a lease of approximately 2,000 square feet for a term of 39 months in Boca Raton, Florida at a base rent of approximately $4,000 per month. Rent is all-inclusive and includes electricity during normal business hours, heat, air-conditioning, and water.

On September 6, 2013, the Company entered into an agreement with Sutton Management Corporation to sublease 1,017 square feet through September 30, 2013 for $1,617.  As of September 30, 2013, the Company’s obligations under this agreement have been fully satisfied.

On September 30, 2013, the Company entered into a lease amendment of its January 3, 2011 lease wherein the Company agreed to lease an additional 1,017 square feet at a base rent of approximately $2,021 per month and extending the January 3, 2011 lease termination date of March 31, 2014 to December 31, 2016.  Rent is all-inclusive and includes electricity during normal business hours, heat, air-conditioning, and water.

Future anticipated minimum lease payments total $17,830 for the remainder of 2013, and approximately $213,961 for the thirty-six months ending December 31, 2016.

Rent expense for the nine months ended September 30, 2013 and 2012 was $ 34,901 and $35,299 respectively.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the nine months ended September 30, 2013 and during 2012 the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

On March 1, 2013 the Company entered into an agreement with First Market, LLC (Consultant) that was subsequently terminated in writing on August 5, 2013 with a retroactive effective termination date of July 1, 2013.  As of September 30, 2013, all of the Company’s obligations under the March 1, 2013 have been fully satisfied.

On May 31, 2013, the Company entered into an agreement with The Law Offices of James G. Dodrill II, P.A. (Attorney) that may be cancelled at any time. Attorney to serve as securities counsel in connection with the preparation of a registration statement on Regulation D, Rule 506 private placement memorandum. The Company agreed to pay the Attorney $15,000. Additionally, the Company agreed to issued 27,000 shares of Company common stock. As of June 30, 2013 the Company has issued Attorney 27,000 shares of Company common stock and made the first payment of $7,500 with the balance being due upon completion of the private placement memorandum.  As of September 30, 2013, all of the Company’s obligations under the May 31, 2013 have been fully satisfied.

All expenses and liabilities relating to such contracts were recorded in accordance with GAAP during all periods presented in the accompanying consolidated financial statements.

NOTE 9 – RELATED PARTIES

A related party founder was issued 18,000,000 common shares as founder shares for $100,000 cash in 2010, of which, 3,034,800 common shares were gifted by the related party founder to family members and others.  Related parties were issued 2,880,000 common shares in a private placement in 2010 for $400,000 (included in the 7,128,000 common shares sold for $990,000 cash in 2010).

In 2011, related party officers were granted 360,000 stock options (see Note 10).

In 2012, a director purchased 36,000 common shares for $10,000 and a related party purchased 180,000 common shares pursuant to an Access Letter dated December 1, 2011 for $50,000.

During the nine months ended September 30, 2013, a related party was issued 1,643,400 common shares for $456,500. During the nine months ended September 30, 2013, a director purchased 180,000 common shares for $50,000. During the nine months ended September 30, 2013, an employee was issued 9,000 common stock shares in lieu of a semi annual $2,500 bonus.

In 2013, as described in Note 6, certain related parties loaned funds to the Company in 2012, which were subsequently converted to equity on May 31, 2013.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 10– SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01; none have been issued as of September 30, 2013 and December 31, 2012.

Common Stock

The Company has authorized 324,000,000 shares of common stock and issued 18,000,000 to the Company’s related party founder in July 2010 for $100,000 in cash at $.0056 per share, of which, 3,034,800 common shares were gifted by the related party founder to family members and others. Subsequently, in 2010 and 2011, the Company raised additional capital through the issuance of common stock pursuant to a Private Placement Memorandum Dated September 1, 2010, whereby $790,000 and $200,000 in capital was raised through the issuance of 5,688,000 and 1,440,000 shares of common stock at $.1389 per share in 2010 and 2011, respectively. In 2012, the Company raised additional capital through the issuance of common stock pursuant to an Access Letter Dated December 1, 2011, whereby $615,000 in capital was raised through the issuance of 2,214,000 shares of common stock at $.2778 per share.

Additionally, during 2012, the Company issued 72,000 shares of its common stock to three individuals for services rendered. The Company valued these common shares based on the price recent investors paid for common shares pursuant to an Access Letter Dated December 1, 2011, or $.2778 per share. The total value for these shares is $20,000.

During the nine months ended September 30, 2013, the Company raised additional capital through the issuance of common stock pursuant to an Access Letter Dated December 1, 2011, whereby $165,000 in capital was raised through the issuance of 594,000 shares of common stock at $.2778 per share.

During the nine months ended September 30, 2013, the Company raised additional capital through issuance of common stock pursuant to a Private Placement whereby $676,500 in capital was raised through the issuance of 2,435,400 shares of common stock at $.2778 per share.

During the nine months ended September 30, 2013, the Company issued 387,000 shares of its common stock in connection with consulting agreements. The Company valued these common shares at $107,500 based on the price recent investors paid for common shares pursuant to an Access Letter Dated December 1, 2011, or $.2778 per share, which was all recognized since services were completed as of June 30, 2013.

Additionally, during the nine months ended September 30, 2013, the Company converted principal related party debt balance of $286,000 to equity by issuing 1,029,600 shares of common stock. The Company valued these common shares based on the price recent investors paid for common shares pursuant to a Private Placement, or $.2778 per share.

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

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

On August 7, 2013 and August 12, 2013, the Company entered into common stock repurchase agreements wherein the Company acquired an aggregate of 360,000 shares of treasury stock.  The Company repurchased the shares for $2,501.

On August 15, 2013, the Company issued 10,000 shares of its common stock in connection with a consulting agreement with Island Stock Transfer for transfer agent services.  The Company valued these common shares at  $2,778 based on the price recent investors paid for common shares of $0.2778 per share, which was all recognized since services were completed as of September 30, 2013.

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

SEPTEMBER 30, 2013

(Unaudited)

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

Between April 9, 2013 and June 24, 2013, the Company granted 468,000 ten-year stock options, which have an exercise price of $0.2778 and cliff vest annually over four years starting in April to June 2013, to two employees and one director. The aggregate fair value of these options was computed at $89,236 or $0.1907 per option, which is being recognized over the requisite service period, which is the vesting period.

On August 12, 2013 the Company granted 100,000 ten-year stock options, which have an exercise price of $0.50 per share and cliff vest annually over four years starting in August 2014 to an employee.  The aggregate fair value of these options was computed at $16,334 or $0.1633 per option.

On July 1, 2013 the Company’s prior CFO retired and the Board authorized his options to continue vesting and expire on the original expiration date.  In accordance with ASC 718, the remaining cost relating to his stock options was expensed since the requisite services were completed.

The Company recorded $30,616 and $19,041 compensation expense for the nine months ended September 30, 2013 and 2012, respectively, in connection with all the option grants in all periods.

As of September 30, 2013, 440,000 shares were remaining under the 2013 Plan for future issuance.

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

SEPTEMBER 30, 2013

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

A summary of the Company’s stock option activity during the nine months ended September 30, 2013, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance Outstanding, December 31, 2012	792,000	$0.15	7.6	$99,992
Granted	568,000	0.32	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, September 30, 2013	1,360,000	$0.22	8.3	$78,600
Exercisable at September 30, 2013	385,200	$0.15	7.3	$49,200

As of September 30, 2013 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $96,119 to be recognized through September 2017.

The grant date weighted average for fair values of options granted in 2013 is $ 0.19 per option.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments. The Company places its temporary cash investments with financial institutions not insured by the FDIC. There have been no losses in these accounts through September 30, 2013.

Concentration of Funding

During the nine months ended September 30, 2013 a large portion of the Company’s funding was provided by the sale of shares of the Company’s common stock.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

The Company entered into a premium finance agreement on October 1, 2013 with IPFS Corporation for the Company’s subsidiary, The Bright Insurance Agency, LLC’s Error & Omission (E & O) insurance coverage for the period October 14, 2013 through October 13, 2014. The Company financed $1,982 of the total policy premium of $2,517 (including interest of $84) from IPFS Corporation. The terms of the loan are nine equal payments of $220 per month beginning November 14, 2013.

The Company entered into a premium finance agreement on October 22, 2013 with Flat Iron Capital for the Company’s Director’s and Officer’s (D & O) insurance coverage for the period October 31, 2013 through October 30, 2014.  The Company financed $19,037 (including interest of $674) from Flat Iron Capital.  The terms of the loan are nine equal payments of $2,102 per month beginning November 30, 2013.

The Company entered into a Website Purchase Agreement to acquire TheBravestOnline.com on October 25, 2013.  The Company purchased TheBravestOnline.com for $30,000.  The payment terms are $5,880 payable on October 25, 2013 and $1,005 per month, for 24 months, beginning November 25, 2013 and continuing every 30 days with the final payment due on October 25, 2015.  The acquisition will be accounted following ASC 805 “Business Combinations” with the entire purchase price allocated to the intangible website asset.  The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in our Registration Statement on Form 10. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company organized in May 2010. Bright Mountain is developing a personal website “portal” designed to attract and retain Internet audiences whose main purpose is to be a starting point when connecting to or searching the World Wide Web (Web), with a special emphasis on consumer needs, breaking news, original content, and giving back. Our website seeks to fulfill its mission to help people in need by developing a profitable enterprise and giving back to affiliated groups of veterans and first responders including law enforcement, police and EMS.

Our primary website, www.TheBright.com, has its own unique design elements like colors, shapes, layout and typefaces, as well as certain dynamic or interactive elements such as boxes, buttons and menus. Management believes that the “look and feel” of Bright Mountain can be described in terms such as “colorful”, “quality”, “fun”, “user friendly”, and “trustworthy”. It contains in a number of sections a vast amount of mission group oriented information including original news content, financial markets information and data, blogs, and mission group services and discounts.

Additional Bright Mountain websites are:

Wardocumentaryfilms.com

Bootcamp4me.com

Bootcamp4me.org

360fire.com

Coastguardnews.com

TheBravestOnline.com

Growth and retention of user traffic is paramount to our Company’s future success. We expect to undertake specific efforts to develop this user traffic, including:

•

creation of a private email network for TheBright.com users

•

development of TheBright.com news. With fifteen news writers at this time, management is planning for this service to be the source of several hundred original content articles that will be published monthly with other aggregated news sources such as the Associated Press and McClatchy newspapers,

•

hiring of known writers to write articles for Bright Mountain covering subjects of interest to our mission group.

•

development of a social media platform focused on military veterans and others that “protect us”, is being planned for TheBright.com website, and

•

acquiring of websites that are related to the Company’s core mission to give back to veterans, firemen, police and EMS –“those that protect us”.  Website acquisitions in the third quarter 2013 include:

Coastguardnews.com on July 15, 2013

Total visitor traffic for Bright Mountain websites has grown over 50% sequentially from quarter to quarter from the fourth quarter 2012 through the third quarter 2013.

Going Concern

We have incurred net losses and used cash in operations of $2,668,817 and $2,560,595 respectively, since inception (May 20, 2010) through September 30, 2013. The report of our independent registered public accounting firm on our consolidated balance sheets at December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and for the period from May 20, 2010 (inception) to December 31, 2012 contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012

Revenue: The Company’s revenues for the three months ended September 30, 2013 of $151,770 increased 2,992% as compared to the three months ended September 30, 2012 of $4,908 and revenue for the nine months ended September 30, 2013 of $325,485 increased 3,885% as compared to the nine months ended September 30, 2012 of $8,167.  The increase in our product sales reflects the impact of expanded product inventory.

Cost of Sales:  Cost of sales as a percentage of total revenues was 76% and 78% for the three and nine months ended September 30, 2013, respectively.  Cost of sales as a percentage of total revenue was 82% and 82% for the three and nine months ended September 30, 2012, respectively.  Our margins increased in the 2013 periods from the 2012 periods as a result of the reduction in cost of sales as a percentage of total sales.  This reduction is primarily attributed to expanding product lines and strengthened purchasing power as a result of our increased volume.

Selling, General and Administrative Expenses: The Company’s selling, general and administrative expenses of $255,549 for the three months ended September 30, 2012 increased to $295,024 for the three months ended September 30, 2013.  The Company’s operating expenses increased from $633,091 during the nine months ended September 30, 2012 to $1,049,893 for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses can be attributed to ongoing implementation of the Company’s business plan as well as incurring certain operating expenses during 2013 that were new compared to 2012, such as expenses related to a consulting agreement, SEC counsel, audit and Edgar fees. The operating expenses that were new in 2013 compared to 2012 include $75,000 to a consultant for financial advisory services, $10,433 paid to the Company’s stock transfer agent, $100,125 paid to SEC and trademark counsel, and $42,579 for audit and Edgar filing fees. Additionally, the following expenses increased in 2013 compared to 2012; payroll, payroll taxes and employee medical expense increased by $77,311; insurance expense increased by $10,724; stock compensation increased by $69,075 of which $57,500 was to outside consultants; and lastly, website content, software development, domain registration, and server hosting fees increased by approximately $32,020.

Interest Expense: The Company’s interest expense decreased from $4,157 for the three months ended September 30, 2012 to $0 for the three months ended September 30, 2013.  The Company’s interest expense increased from $4,157 for the nine months ended September 30, 2012 to $12,093 for the nine months ended September 30, 2013 due to the issuance of Notes to Related Parties in the total amount of $300,000.  The Notes were converted to equity on May 31, 2013.

Net loss from operations: The Company’s net loss from operations decreased from $258,825 for the three months ended September 30, 2012 to $258,777 for the three months ended September 30, 2013.  The Company’s net loss from operations increased from $635,753 during the nine months ended September 30, 2012 to $991,473 for the nine months ended September 30, 2013 due primarily to the increase in operating expenses related to the implementation of its business plan.

Liquidity and Capital Resources

Net cash flows used in operating activities was $947,744 for the nine months ended September 30, 2013 as compared to $622,465 used in operating activities for the nine months ended September 30, 2012, primarily due to ongoing implementation of the Company’s business plan as well as incurring certain operating expenses during 2013 that were new compared to 2012.

Net cash used in investing activities was $7,853 for the nine months ended September 30, 2013 as compared to $2,700 used in investing activities for the nine months ended September 30, 2012, due to the purchase of fixed assets.

Net cash flows provided from financing activities was $816,956 for the nine months ended September 30, 2012 as compared to $423,781 for the nine months ended September 30, 2012.

Net cash decreased for the nine months ended September 30, 2013 was $138,641 compared to net cash decrease of $201,384 for the nine months ended September 30, 2012.

Cash as of September 30, 2013 was $198,043 compared to $127,365 as of September 30, 2012.

Since inception, May 10, 2010, through September 30, 2013, we had a net loss of $2,668,817 and at September 30, 2013, we had working capital of $359,466. These development stage losses have been funded through the sale of our common stock. Cash proceeds from the sale of our common stock totaled $2,546,500 through September 30, 2013. Shareholder loans received during 2012 totaled $300,000 with a balance outstanding at September 30, 2013 of $0 as a result of the mutual agreement in May 2013 between the Company and the holder(s) to the conversion of the outstanding principal balance of $286,000 from debt to equity through the issuance of 1,029,600 shares of Company Common Stock. While we generated nominal revenues during the nine months ended September 30, 2013, we do not anticipate that we will generate sufficient income to fund our operations for at least the next 12 months. During that period of time we will need to obtain additional equity or debt financing of $700,000 as to which, at this time, we have no assurances of its availability, and if available, its terms.

Presently, our monthly operating overhead is approximately $117,000 of which, approximately $106,000 is cash operating overhead. We intend to increase this $106,000 cash operating overhead to $125,000 if we are able to raise additional capital with the initial proceeds being used for an increase in general and administrative expenses, branding, marketing, advertising and promotion, ongoing website development and operations and inventory. In the absence of additional funding, we will need to decrease our expenses, which will adversely impact on our plan of operations.

Capital Resources have also been used for the acquisition and further development of the following website business; which was acquired during the three month period ending September 30, 2013:

Coastguardnews.com

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2013:

The Company currently has only one employee who is responsible for handling the cash and making deposits, posting cash receipts, writing and mailing checks, and posting cash disbursements.  As a result, the CEO will review bank statements and reconciliations as a mitigating control until such time as funds are available to the Company to create a position to segregate duties consistent with control objectives.

The Company does not currently have monitoring controls in place to ensure correct analysis and application of generally accepted accounting principles.  As a result, the Company is contemplating retaining an outside accountant with SEC accounting experience on an as needed basis as a monitoring control.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting for the nine months ended September 30, 2013.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company (1) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties or consultants to provide expert advice as needed.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have improved our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 15, 2013, the Company issued Island Stock Transfer 10,000 shares of its common stock valued at $5,000 as compensation for services rendered under the terms of an agreement.  Under the agreement, Island Stock Transfer will serve as the Company’s Transfer Agent.  The agreement may be terminated by the Company at any time, and for any reason by giving the Transfer Agent thirty (30) days written notice.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

In March 2013 and June 2013 the Company issued First Market LLC an aggregate of 360,000 shares of its common stock valued at $100,000 as partial compensation for services to be rendered under the consulting agreement. On August 14, 2013, the Company repurchased all 360,000 shares of its common stock for $2,501 pursuant to two separate Common Stock Repurchase Agreements with First Market, LLC.  Additionally, the Company terminated the March 1, 2013 agreement with First Market, LLC. These shares are held by the Company as Treasury shares.

On September 30, 2013, the Company entered into a lease amendment of its January 3, 2011 lease wherein the Company agreed to lease an additional 1,017 square feet at a base rent of approximately $2,021 per month and extending the January 3, 2011 lease termination date of March 31, 2014 to December 31, 2016. Rent is all-inclusive and includes electricity during normal business hours, heat, air-conditioning, and water.

On October 25, 2013, the Company entered into a Website Purchase Agreement, with Chris David (Seller) to acquire TheBravestOnline.com for $30,000. The payment terms are $5,880 payable on October 25, 2013 and $1,005 per month, for 24 months, beginning November 25, 2013 and continuing every 30 days with the final payment due on October 25, 2015.

ITEM 6.

EXHIBITS.

No.	Description
10.14	Common Stock Repurchase Agreement dated August 7, 2013 by and between Bright Mountain Holdings, Inc. and First Market, LLC *
10.15	Common Stock Repurchase Agreement dated August 12, 2013 by and between Bright Mountain Holdings, Inc. and First Market, LLC *
10.16	Website Purchase Agreement dated October 25, 2013 by and between Bright Mountain Holdings, Inc. and Chris David*
10.17	Lease Amendment to Lease Agreement dated January 3, 2011 for leased office premises *
10.18	2013 STOCK OPTION PLAN*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

———————

*

filed herewith

**

pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN HOLDINGS, INC.

November 13, 2013	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

November 13, 2013	By:	/s/ Annette Casacci
Annette Casacci, Chief Financial Officer