Form 10-K
period 2013-12-31
Bright Mountain Holdings, Inc./FL
filed 2014-03-31
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________
COMMISSION FILE NUMBER: 000-54887

BRIGHT MOUNTAIN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-2977890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Congress Avenue, Suite 2250, Boca Raton, Florida 33487

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  561-998-2440

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, 31,718,234 shares of common stock are issued and outstanding as of March 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	our status as a development stage company and our limited operating history,
•	our history of losses and our ability to continue as a going concern,
•	our ability to raise capital,
•	managing our expected growth,
•	possibly inadvertent infringement of third parties intellectual property rights,
•	dependence on Chief Executive Officer and our ability to hire qualified personnel,
•	our ability to effectively compete,
•	our acquisition strategy,
•	the illiquid nature of our common stock,
•	the impact of Federal securities laws on the trading in our common stock once a market is established,
•	control of our company by our management,
•	our corporate governance practices,
•	dilution to our shareholders from the conversion of outstanding shares of preferred stock and the payment of dividends on those shares in shares of our common stock, and
•	the ability of our board of directors to issue shares of our blank check preferred stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report. Other sections of this report include additional factors, which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “our,” “us,” and similar terms refers to Bright Mountain Holdings, Inc., a Florida corporation and our subsidiaries. In addition, “2013” refers to the year ended December 31, 2013, “2012” refers to the year ended December 31, 2012 and “2014” refers to the year ending December 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our website at www.thebright.com is not part of this report.

All share and per share information in this report gives effect to the 1:1.8 forward stock split of our common stock on June 27, 2013.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Overview

We own and manage websites which are customized to provide our niche users, including military, law enforcement and first responders with information and news that is of interest to them. We have developed a website portal at www.thebright.com which we designed to attract and retain Internet audiences whose main purpose is to be a starting point when connecting to or searching the web with a special emphasis on homogeneous niche markets including:

•	military
•	law enforcement
•	first responders

We have also acquired and manage additional related websites including:

•	Coastguardnews.com
•	Leoaffairs.com (law enforcement personnel);
•	Thebravestonline.com (first responders);
•	Fireaffairs.com (first responders);
•	360fire.com (first responders);
•	Bootcamp4me.com (military);
•	Bootcamp4me.org (military);
•	Wardocumentaryfilms.com (military);
•	Welcomehomeblog.com (military);
•	Teacheraffairs.com (teachers);

Over the past four quarters we have experienced sequential growth, including acquisitions, quarter-to-quarter, in the number of visitors of over 50%.

Website Design and Content

Our websites are designed with our own unique styling characteristics including colors, shapes, layout and typeface, as well as interactive elements, such as boxes, buttons and menus. We seek to present websites with a “look and feel” which can be described in terms such as “colorful”, “quality”, “fun” “user friendly” and “trustworthy”. The content, which is demographically oriented, is directed to our various niche market users and includes, among other things, the following:

•	news content, including national and international news, sports, entertainment, weather and business news
•	original content stories exclusive to our websites and written by our writers especially for our demographic audience
•	discounts from hundreds of nationally known companies
•	life, disability income and long term care insurance
•	private email
•	forums for public comment
•	military homecoming videos

Growth and Retention of User Traffic Model

We intend to continue to grow both organically and by acquisitions, including the following:

•	Continue to develop the social media network platform for our niche users
•	hire additional writers of original content including syndicated columnists
•	advertise TheBright.com insurance section
•	offer additional new products and services such as private email which has now been launched in Beta
•	identify small to midsize websites for acquisitions that fit our strategic goals and objectives

Revenue Model

To date, substantially all of our revenues have been generated from product sales. As the number of our visitors continues to increase, we believe that our revenue growth will come from:

•	advertising
•	private email subscriptions
•	shopping
•	insurance commissions
•	invitation only bid site which we expect to launch in the second half of 2014

Business Strategy

Growth and retention of user traffic is paramount to Bright Mountain’s success and specific efforts to develop this user traffic will include:

•	Creating a private email network for TheBright.com users.
•	Development of TheBright.com news portal.
•

Acquisition of websites that are related to the Company’s core business strategy. Website acquisitions in the fourth quarter of 2013 include TheBravestOnline.com on October 25, 2013. Websites acquired in the first quarter of 2014 include: Leoaffairs.com, Fireaffairs.com, Teacheraffairs.com, and Welcomehomeblog.com.

Strategic acquisitions of websites that are related to the Company’s core mission and niche demographic are an instrumental part of the Company’s growth and business plan. Management believes that all of the programs and efforts to develop organic website traffic and bring users and consumers to Bright Mountain websites would be enhanced through potential strategic acquisition of other Internet companies. Bright Mountain management is committed to adding to its website platform or bringing under its umbrella, a number of Internet properties that will fit strategically into the Company’s business objectives, subject to the availability of sufficient capital.

Revenue Sources

For 2013, the Company earned revenues of approximately $641,000 from the sale of a number of products on the TheBright.com. A nominal amount of revenue (less than $7,000) has been earned from advertisements on TheBright.com and the Company’s various acquired websites, while the other potential sources of revenue below (exclusive of shopping and advertising) have yet to earn any revenues. As additional capital is raised and our business plan implemented, management projects that it will generate revenues from the categories listed below over the next 12 to 24 months as traffic to the Company’s various websites increases:

•

Advertising. The Company continues to grow its website traffic organically and through its strategic acquisition program. From inception advertising revenue has been approximately $850 through December 31, 2012. Revenue for advertising for 2013 was approximately $6,852. Advertising revenue in the first quarter 2014 is expected to be approximately $7,400. Advertising revenue generally lags behind traffic growth.

•

Shopping. TheBright.com shopping section is a fully active web based “store” whereby shoppers can purchase a variety of products including watches, books, electronics, house and home goods, outdoor gear, sporting goods, and many other products. The Company maintains inventory on books and watches, which at December 31, 2013, was approximately $303,318. Inventory at December 31, 2012 was approximately $40,000. Customers that purchase products from TheBright.com “store” pay the Company directly in a fully enabled payment and checkout process that permits payments for purchases using credit cards or utilization of the Internet-based payment processing service PayPal. Our products are also available for purchase through Ebay and Amazon. There are fees associated with products sold through Ebay and Amazon, all of which are accounted for as part of our cost of sales and reflected on the accompanying financial statements. Shopping revenue increased in 2013 by 897% over 2012.

•

Insurance. TheBright.com insurance is an entire section of the website developed in the third quarter of 2013, wherein customers can obtain quotes on long-term care, disability, and life policies. This segment of our website has the potential to earn commissions from policies quoted through our website.

•

Private email. The Bright Network is in Beta testing. We have developed a secure, private email service. Like many services, our private email network, Bright Network’s mission is to provide a secure email service without compromising its users privacy. All emails are encrypted during transmission to protect user’s information. The Bright Network has the potential to earn revenue through yearly subscription fees and increasing traffic to TheBright.com.

Key Relationships

The Company purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. These two vendors accounted for 68.4% and 21.4%, respectively of total products purchased in 2013. Although we continue to expand our product line and vendor relationships, due to the high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company’s operations.

The Company sells many of its products through various distribution portals, which include Amazon and Ebay. During 2013, these two portals accounted for 67.2% and 31.6%, respectively of our total sales. The Company did not establish a distribution portal relationship with Ebay until 2013, however; Amazon accounted for 54.3% of our total sales for 2012. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company’s operations.

A substantial amount of payments for our products sold are processed through Paypal. A disruption in Paypal payment processing could have an adverse effect on the Company’s operations and cash flow.

Technology Platforms

Our Company has two websites that are hosted on a standard GoDaddy hosting platform. Three of the Company’s other websites are hosted on a dedicated server provided by SoftLayer, an IBM Company. The remaining Company owned websites are hosted with RackSpace.

Competition

The Internet and industries that operate through it are intensely competitive. We compete with other companies that have significantly greater financial, technical, marketing, and distribution resources. Our competitors include Yahoo and AOL for our homepage; Huffington Post and Foxnews.com for our news pages; and Amazon.com for shopping.

We believe that we can effectively compete in the market place for the following reasons:

•	We have limited ourselves to certain niche, but significant and identifiable, markets.
•	We have customized our website to the interests of our users and provide excellent original content and news.
•	Our chairman, CEO and principal shareholder, W. Kip Speyer, has had extensive entrepreneurial and management experience (including experience with public companies).
•	We have a highly focused group of 25 people, which include writers, programmers, researchers and 10 direct full-time employees.
•	We are able to manage future growth without a substantial increase in our infrastructure.

Most of our competitors have significantly greater financial, technical, marketing and distributions resources as well as greater experience in the industry than we have. Our websites may not be competitive with other technologies. If this happens, our sales and revenues will likely decline. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share. Our websites may be displaced by newer technology.

Intellectual property

We currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We own various service marks and trademarks, which are registered with the United States Patent and Trademark Office. Below is a descriptive table of the various service and trademarks owned by the Company:

Mark	Federal registration number	Expiration (1)	Description of Mark Usage
Logo Trade Mark and Service Mark	4,421,423	October 22, 2023

Logo mark for retail store services featuring a wide variety of consumer goods; computerized on-line services featuring a wide variety of consumer goods; providing on-line information in the field of employment, providing on-line job listings; promoting the goods of others by means of providing on-line coupons; promoting the charitable services of others, namely, providing individuals with information about various charities for the purpose of making donations to charities.

"BE CAREFUL IT'S YOUR MONEY" Trade Mark	4,199,431	August 28, 2022	Word mark for bulleting concerning financial research.

"FIVE PEAKS" Service Mark	4,129,833	April 17, 2022	Word mark for providing research services in the field of finance and investment.

"FIVE PEAKS" Service Mark	4,218,990	October 2, 2022	Design mark for providing research services in the field of finance and investment.

"BRIGHT MOUNTAIN" Service Mark	4,081,251	January 3, 2022	Word mark for providing online classified advertisements in the field of finance; providing online advertisement of the goods and services of others.

"BRIGHT MOUNTAIN" Service Mark	4,218,978	October 2, 2022	Design mark for providing online classified advertisements in the field of finance; providing online advertisement of the goods and services of others.

———————

(1) Trade Marks and Service Marks are renewable for addition ten-year periods.

In addition to www.thebright.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

Employees

At March 6, 2014, we have 10 direct full-time employees. There are no collective bargaining agreements covering any of our employees.

Potential implications of the JOBS Act

The Company is an “emerging growth company” under the provisions of the Jumpstart Our Business Startups Act, or the “JOBS” Act.” As part of the JOBS Act, companies with less than $1 billion in gross revenue can qualify as an “emerging growth company.” Therefore, the Company qualifies as an emerging growth company as defined in the JOBS Act, and, as such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to:

•	Not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley Act,
•	Reduced disclosure obligations regarding executive compensation in our periodic and annual reports,
•	Not being required to comply with certain new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, and
•	Not being required to obtain shareholder approval of any golden parachute payments not previously approved.

The Company has elected to take advantage of the reduced disclosure obligations. Additionally, the Company qualifies as a “smaller reporting company” and thus has the advantage of not being required to provide the same level of disclosure as larger public companies. Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act of 1933, or Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can elect to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to opt in to Section 107 and, therefore, will delay adoption of certain accounting standards applicable to public companies.

The Company could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which the Company’s annual gross revenues exceed $1 billion, (ii) the date that the Company becomes a “large accelerated filer” as defined in Rule 12b-2 under the Securities Act of 1934, as amended, or the Exchange Act, which would occur if the market value of the Company’s common units that are held by non-affiliates exceeds $700 million as of the last business day of the Company’s most recently completed second fiscal quarter, and (iii) the date on which the Company has issued more than $1 billion in non-convertible debt during the preceding three-year period. At this time the Company expects to remain both a “small reporting company” and “emerging growth company” for the foreseeable future.

Government Regulation

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated. We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the Federal Trade Commission, or FTC, the Federal Communications Commission, or FCC, and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, federal and state regulations covering the treatment of member data that we collect from endorsers.

U.S. and foreign regulations and laws potentially affecting our business are evolving frequently. We currently have not developed our internal compliance program nor do we have policies in place to monitor compliance. Instead, we rely on the policies of our publishing partners. If we are unable to identify all regulations to which our business is subject and implement effective means of compliance, we could be subject to enforcement actions, lawsuits and penalties, including but not limited to fines and other monetary liability or injunction that could prevent us from operating our business or certain aspects of our business. In addition, compliance with the regulations to which we are subject now or in the future may require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our services. Any such action could have a material adverse effect on our business, results of operations and financial condition.

The FTC adopted Guides Concerning the Use of Endorsements and Testimonials in Advertising on October 5, 2009. These guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements. Because some of our marketing campaigns entail the engagement of consumers to refer other consumers in their social networks to view adds or take action, and both we and the consumer may earn cash and other incentives, any failure on our part to comply with these guides may be damaging to our business. We are currently do not take any steps to monitor compliance with these guides. In the event of a violation, the FTC could potentially identify a violation of the guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of user data. Any failure by us to comply with these privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

We generally only receive user data authorized through the Facebook user API. Access to such information, in addition to being limited in scope by Facebook policies and procedures, requires the affirmative authorization of the participating user, as stipulated by Facebook. In the event of a campaign, we post a privacy policy and user agreement, which describe the practices concerning the use, transmission and disclosure of member data in connection with such campaign. Any failure by us to comply with our privacy policy and user agreement could result in proceedings against us by users, customers, governmental authorities or others, which could harm our business.

Our subsidiary, The Bright Insurance Agency, LLC., offers insurance products through the Company’s TheBright.com website. The Bright Insurance Agency, LLC., functions as an independent agent offering life insurance, disability income insurance, and long-term care insurance through our website. Variable products are not offered by The Bright Insurance Agency, LLC.

The Florida Department of Financial Services Insurance Division requires life insurance agents obtain a licensure after completing a professional course and passing the required licensing exam. In addition, insurance agencies are required to obtain a license from the state of Florida. The general agent for The Bright Insurance Agency, LLC, has passed the 02-15 examination and is licensed for life including variable annuity and health insurances. The Bright Insurance Agency, LLC has also acquired the licensure required by the State of Florida. Additional licenses are required for each state in which insurance products may be sold.

Our history

We are a development stage company formed as a Florida corporation on May 20, 2010. Activities during the development stage have been principally devoted to organizational activities, raising capital, software development, evaluating operational activities and business opportunities, and making website acquisitions.

Part of our growth strategy is to evaluate business opportunities that may potentially expand our growth and retention of user traffic, which is paramount to Bright Mountain’s success. As part of our growth strategy the Company acquired the following websites in 2013 and in 2014 through the date of this report:

•	The Company purchased Wardocumentaryfilms.com website on April 15, 2013 for $1,925. The payment terms were $1,925 on March 13, 2013.
•	The Company purchased Bootcamp4me.com and Bootcamp4me.org websites on June 11, 2013 for $2,500. The payment terms were $2,500 on June 11, 2013.

•	The Company purchased 360fire.com website on June 21, 2013 for $1,520. The payment terms were $1,520 on June 21, 2013.
•

The Company entered into a Website Sales Agreement to acquire Coastguardnews.com on July 15, 2013. The Company purchased Coastguardnews.com for $7,000. The payment terms for the website was $7,000 payable on July 15, 2013 and $500 per month for maintenance fees, for 36 months, beginning August 15, 2013 and continuing every 30 days with the final payment due on July 15, 2016.

•

The Company entered into a Website Purchase Agreement to acquire TheBravestOnline.com on October 25, 2013. The Company purchased TheBravestOnline.com for $30,000. The payment terms are $5,880 payable on October 25, 2013 and $1,005 per month, for 24 months, beginning November 25, 2013 and continuing every 30 days with the final payment due on October 25, 2015. The acquisition was accounted following ASC 805 “Business Combination”. The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.

•

The Company purchased Leoaffairs.com, Fireaffairs.com, and teacheraffairs.com for $100,000 on January 2, 2014. Payment terms for the acquisition of these websites was $100,000 at closing. Additionally, the Company agreed to pay $4,166.67 per month, beginning February 1, 2014 and continuing monthly for 36 months, ending January 1, 2017 for management services. The agreement included a provision wherein the seller will receive stock options to purchase 50,000 shares of the Company’s common stock at closing. The agreement also includes a goal oriented incentive plan wherein the seller will have the opportunity to earn up to either a total of $50,000 or 50,000 stock options for each of the years 2014, 2015, and 2016 for achieving specific traffic goals.

•	The Company purchased Welcomehomeblog.com for $200,000 on March 3, 2014. Payment terms for the acquisition of the website was $200,000 at closing.

There is another publicly reporting company currently named Wall Street Media Co., Inc., formerly named “Bright Mountain Holdings, Inc.”, a Nevada corporation which is an Internet-based technology company headquartered in Fort Lauderdale. We have no association with this company.

ITEM 1.A

RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATED TO THE EARLY STAGE OF OUR COMPANY

We are a development stage company and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage. Our business and operations should be considered to be in an early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our consolidated financial condition, business prospects and operations and the value of an investment in our company.

We have a very limited operating history and our business plan is unproven and may not be successful.

Our limited operating history means that there is a high degree of uncertainty in our ability to execute our business plan, obtain customers and create new products and services, respond to competition or operate the business, as management has not previously undertaken such actions as a company. Our inability to achieve any of the foregoing, could materially and adversely affect our business.

We have suffered losses since inception and we may not be able to achieve profitability.

Our company has generated net losses of $2,974,025 since inception through December 31, 2013 and we expect to continue to incur significant expenses in the foreseeable future related to the completion of development and commercialization of our websites and the expansion of our business. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability or generate positive cash flows.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $2,974,025 at December 31, 2013. We have been and expect to continue funding our business until, if ever, we generate sufficient cash flow to internally fund our business, with and through sales of our securities. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We may have difficulty raising additional capital, which could deprive us of necessary revenues.

Our revenues are not sufficient to fund our operating expenses. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. Sufficient additional financing many not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. We raised $2,101,500 of capital during 2013. We anticipate that we will need to raise additional capital of $1,000,000 during, 2014 to fund our operations plus additional capital for acquisitions but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

If our business grows, we will be required to manage multiple relationships. Any further growth by us or our subsidiaries, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

RISKS RELATED TO BRIGHT MOUNTAIN’S BUSINESS AND INDUSTRY

Claims that Bright Mountain infringes upon third parties’ intellectual property rights could be costly to defend or settle.

Bright Mountain may, from time to time, encounter disputes over rights and obligations concerning intellectual property. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires Bright Mountain to pay substantial damages. A judgment could also include an injunction or other court order that could prevent Bright Mountain from selling its products. Bright Mountain’s business, consolidated operating results, and financial condition could be harmed if any of these events occurred.

Bright Mountain could incur substantial costs in defending itself against infringement claims. In the event of a claim of infringement, Bright Mountain might be required to obtain one or more licenses from third parties. Bright Mountain might be unable to obtain necessary licenses from third parties at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm Bright Mountain’s business, consolidated operating results and consolidated financial condition.

Bright Mountain depends on the services of our Chief Executive Officer.

Our success largely depends on the efforts, reputation and abilities of W. Kip Speyer. Bright Mountain intends to leverage his experience and reputation to develop and launch its products and services. We are not a party to an employment agreement with Mr. Speyer. While we do not expect to lose his services, the loss of the services of Mr. Speyer could materially harm Bright Mountain’s business. In addition, we do not presently maintain a key-man life insurance policy on Mr. Speyer.

Bright Mountain’s failure to retain and attract qualified personnel could harm Bright Mountain’s business.

Bright Mountain’s success depends on Bright Mountain’s ability to attract, train and retain qualified personnel. Competition for qualified personnel is intense and Bright Mountain may not be able to hire sufficient personnel to achieve Bright Mountain’s goals or support the anticipated growth in Bright Mountain’s business. The market for the personnel Bright Mountain requires is competitive. If Bright Mountain fails to attract and retain qualified personnel, Bright Mountain’s business will suffer.

Additionally, companies whose employees accept positions with competitors often claim that such competitors have engaged in unfair hiring practices. Bright Mountain may receive such claims in the future as Bright Mountain seeks to hire qualified employees. Bright Mountain could incur substantial costs in defending against any such claims.

The acquisition of new businesses is costly and these acquisitions may not enhance our financial condition.

A significant element of our growth strategy is to acquire companies, which complement our business. The process to undertake a potential acquisition can be time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash and exposure to undisclosed or potential liabilities of acquired companies. In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these businesses will enhance our future financial condition. To the extent that a business we acquire does not meet the performance criteria used to establish a purchase price, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

Our management may be unable to effectively integrate our acquisitions and to manage our growth and we may be unable to fully realize any anticipated benefits of these acquisitions.

We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. Acquired companies’ histories, the geographical location, business models and business cultures will be different from ours in many respects. Successful integration of these acquisitions is subject to a number of challenges, including:

•	the diversion of management time and resources and the potential disruption of our ongoing business;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	unexpected costs and time associated with upgrading both the internal accounting systems as well as educating each of their staff as to the proper methods of collecting and recording financial data;
•	potential unknown liabilities associated with acquired businesses;
•	the difficulty of retaining key alliances on attractive terms with partners and suppliers; and
•	the difficulty of retaining and recruiting key personnel and maintaining employee morale.

There can be no assurance that our efforts to integrate the operations of any acquired assets or companies will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized.

RISK FACTORS RELATING TO OUR COMMON STOCK

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

In December 2013 we secured a quotation of our common stock on the OTC Bulletin Board, however, there has been no trading in our stock. There are no assurances a public market for our common stock will ever develop. Accordingly, an investment in our common stock should be considered an illiquid investment.

The market price of our common stock may be volatile.

The market price of our common stock will likely be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our common stock is considered “penny stock.”

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may become less than $5.00 per share and therefore a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

FINRA sales practice requirements may also limit a shareholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must have reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control

Our common stock ownership is highly concentrated. Through ownership of shares of our common stock, one shareholder, Mr. W. Kip Speyer, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 55.7% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, this shareholder, acting alone, will be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It would also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We have not voluntarily implemented various governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements; other have been adopted by companies in response to the requirements; others have been adopted by companies in response to the requirements of national securities exchanges, such as NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ, are those that address the board of director’s independence, audit committee oversight and the adoption of a code of ethics. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees, may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

The conversion of our outstanding 10% Series A convertible preferred stock and/or 10% Series B convertible preferred stock will result in the issuance of an additional 2,600,000 shares of common stock.

We have 1,600,000 shares of 10% Series A convertible preferred stock and 1,000,000 shares of 10% Series B convertible preferred stock outstanding, including 300,000 shares of 10% Series A convertible preferred stock owned by Mr. W. Kip Speyer. Both series of these securities are convertible into shares of our common stock on a one for one basis at the option of the holder during the first five years the shares are outstanding and, on the fifth anniversary, they are automatically converted into common stock. The conversion of these shares of preferred stock will result in the issuance of an additional 2,600,000 shares of our common stock which would increase our currently issued and outstanding shares by 8.2%. The conversion of the shares of 10% Series A convertible preferred stock and/or 10% Series B convertible preferred stock into common stock will be dilutive to our existing shareholders and could adversely impact the market price of our common stock, should a market be developed of which there is no assurance. At the option of the Corporation, the Corporation has the right to redeem in cash, out of funds legally available therefore, all of the Series A Stock and the Series B Stock in the amount of capital invested.

The payment of dividends on the shares of 10% Series A convertible preferred stock and 10% Series B convertible preferred stock is dilutive to our shareholders.

The designations, rights and preferences of each class of our outstanding preferred stock provide that a 10% annual dividend is payable in shares of our common stock at a rate of one share of common stock for each 10 shares of Series A or Series B convertible preferred stock. These dividends are payable in January of each year. In January 2014 we issued an aggregate of 21,234 shares of our common stock as dividends payments, of which 3,014 shares were issued to Mr. W. Kip Speyer and 15,247 shares were issued to a principal shareholder. The payment of dividends of the shares of 10% Series A convertible preferred stock and 10% Series B convertible preferred stock will be dilutive to our existing shareholders and could adversely impact the market price of our common stock, should a market be developed of which there is no assurance.

Our board of directors has the authority, without shareholder approval, to issue preferred stock with terms that may not be beneficial to common shareholders and with the ability to affect adversely shareholder voting power and perpetuate their control over us.

Our Articles of Incorporation allows us to issue 20,000,000 shares of preferred stock without any vote or further action by our shareholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 6400 Congress Avenue, Suite 2250, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement, which contains renewal options and no escalations for the lease term. On January 3, 2011, the Company entered into a lease of approximately 2,000 square feet for a term of 39 months in Boca Raton, Florida at a base rent of approximately $4,000 per month. On September 30, 2013, the Company entered into a lease amendment wherein the Company leased Suite 1200 for an additional 1,017 square feet for a term of 39 months with a termination date of December 31, 2016. Rent is all-inclusive and includes electricity during normal business hours, heat, air-conditioning, and water.

The Company’s lease for Suite 2250 expires March 31, 2014. The Company anticipates executing a new lease for Suite 2250. As of today, we have not signed a new lease. The approximate lease expenditure for Suite 1200 is as follows: $24,255, $24,255 and $24,255 annually for 2014, 2015, and 2016 (including sales tax) respectively.

ITEM 3.

LEGAL PROCEEDINGS.

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not a party to any pending or threatened litigation.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been quoted in the OTC Bulletin Board since December 17, 2013 under the symbol “BRMH.” There is currently no active trading in our common stock and there has been no active trading since the quotation of our common stock commenced. The Company became DTC eligible on March 11, 2014. Our common stock should be considered an illiquid investment.

Holders

There are approximately 48 holders of record of our common stock as of March 28, 2014.

Dividend Policy

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our board of directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the year in which the dividend is declared and/or the preceding year. If, however, the capital of our company computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent sales of unregistered securities

Between November 22, 2013 and December 30, 2013 the Company sold an aggregate of 450,000 shares of its 10% Series A convertible preferred stock at a purchase price of $0.50 per share to four accredited investors in private transactions exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2). We received gross proceeds of $225,000 and did not pay any commissions or finder’s fees. We are using the proceeds for working capital.

On December 23, 2013 the Company issued 20,000 shares of its common stock in connection with the exercise of an outstanding stock option. The Company valued these common shares at $10,000 based on the exercise price of $0.50 per common share and the Company received $10,000 for the exercise price. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information concerning the Company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9).

On January 10, 2014 the Company issued an aggregate of 21,234 shares of its common stock valued at $10,617 as dividend payments on its 10% Series A convertible preferred stock to holders of those shares which were outstanding on January 10, 2014 in accordance with the designations, rights and preferences of that security. The issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act.

On January 27, 2014 the Company issued 50,000 shares of its common stock in connection with the exercise of an outstanding stock option. The Company valued these common shares at $25,000 based on the exercise price of $0.50 per common share and the Company received $25,000 for the exercise price. The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information concerning the Company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9).

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a development stage company organized in May 2010. Bright Mountain is developing a personal website “portal” TheBright.com designed to attract and retain Internet audiences whose main purpose is to be a starting point when connecting to or searching the World Wide Web (Web), with a special emphasis on consumer needs, breaking news, original content, and giving back.

Additional Bright Mountain websites acquired in 2013 are:

Wardocumentaryfilms.com

Bootcamp4me.com

Bootcamp4me.org

360fire.com

Coastguardnews.com

Thebravestonline.com

During 2014 we have continued to expand our operations through the acquisition of:

Leoaffairs.com

Fireaffairs.com

Teacheraffairs.com

Welcomehomeblog.com

Growth and retention of user traffic is paramount to our Company’s future success. We expect to undertake specific efforts to develop this user traffic, including:

•	creation of a private email network for TheBright.com users
•

development of TheBright.com news. With ten news writers at this time, management is planning for this service to be the source of dozens of original content articles that will be published monthly with other aggregated news sources such as the Associated Press and McClatchy newspapers,

•	hiring of known writers to write articles for Bright Mountain covering subjects of interest to our mission group.
•	development of a social media platform focused on military veterans and first responders, is being planned for TheBright.com website, and
•

acquiring of websites that are related to the Company’s core strategy for veterans, firemen, police and. Website acquisitions in the fourth quarter 2013 included Thebravestonline.com on October 25, 2013.

Over the past four quarters, we have experienced sequential growth, including acquisitions, quarter-to-quarter, in the number of visitors of over 50%.

Going Concern

We have incurred net losses and used cash in operations of $2,974,025 and $2,864,926 respectively, since inception (May 20, 2010) through December 31, 2013. The report of our independent registered public accounting firm on our consolidated balance sheets at December 31, 2013, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013 and for the period from May 20, 2010 (inception) to December 31, 2013 contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations for 2013 compared to 2012

Revenue: The Company’s total revenues for 2013 increased 895% as compared to 2012. The increase in our product sales reflects the impact of expanded product inventory and increased visitor traffic.

Cost of sales: Cost of sales as a percentage of total revenues was 81% for 2013 as compared to 2012 of 86%. Our gross profit margins increased in 2013 from 2012 as a result of expanded product lines, strengthened purchasing power, and increased sales.

Selling, general and administrative expenses: The Company’s selling, general and administrative expenses for 2013 increased 51.5% from 2012. The increase in selling, general and administrative expenses can be attributed to ongoing implementation of the Company’s business plan as well as incurring certain operating expenses during 2013 that were new compared to 2012, including expenses associated with our public company reporting obligations. The operating expenses that were new in 2013 compared to 2012 included $75,000 non-cash compensation to a consultant for financial advisory services, $23,033 paid to the Company’s stock transfer agent, $118,408 paid to our securities and trademark counsels, and $27,956 for audit and Edgar filing fees. Additionally, the following expenses increased in 2013 compared to 2012;

•	payroll, payroll taxes and employee medical expense increased by $137,754;
•	insurance expense increased by $14,966;
•	stock based, non-cash compensation increased by $82,445 of which $57,500 was to outside consultants; and
•	website content, software development, domain registration, and server hosting fees increased by approximately $29,057.

Our operating expenses in 2013 averaged at approximately $117,000 per month. We anticipate that our operating expenses in 2014 will increase to an approximate monthly average of $137,000 per month. This increase in anticipated operating expenses will be primarily affected by our need to add employees to manage our continued growth.

Interest expense: The Company’s interest expense increased moderately from 2012 to 2013 and reflected increased borrowings during 2013. On May 31, 2013, the Company entered into an agreement with the respective shareholders to convert the remaining $286,000 principal debt balance to equity by issuing 1,029,000 shares of the Company common stock to the respective shareholders.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2013 we had approximately $1,163,000 in cash and cash equivalents and working capital of $1,298,882, as compared to cash and cash equivalents of approximately $337,000 and working capital of $345,377 at December 31, 2012. Our principal sources of operating capital have been equity financings and loans from related parties. During 2013 we raised approximately $2.1 million in capital through the sale of our securities, including $606,500 from the sale of securities to affiliates, and in the first quarter of 2014 we raised an additional $75,000. In addition, during 2013 we converted $286,000 of related party loans into equity. We used the proceeds from these offerings to fund our operations and to implement our acquisition strategy. During 2013, we spent approximately $43,000 in the purchase of websites and are obligated to pay $18,060 in website maintenance fees during 2014 related to the acquisition of the aforementioned purchased websites.

Presently, our monthly operating overhead is approximately $120,000 of which, approximately $113,000 is cash operating overhead. We intend to increase this $113,000 cash operating overhead to $130,000 if we are able to raise additional capital with the initial proceeds being used for an increase in general and administrative expenses, branding, marketing, advertising and promotion, ongoing website development and operations and inventory. In the absence of additional funding, we will need to decrease our expenses, which will adversely impact on our plan of operations.

While we generated nominal revenues during 2013, we do not anticipate that we will generate sufficient income to fund our operations for the next 12 months and we will need to raise additional working capital of at least $1,000,000. We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Cash flows

Net cash flows used in operating activities was $1,252,075 for 2013 as compared to $892,450 used in operating activities for 2012. In 2013 we used cash primarily to fund our net loss of $1,296,681, together with increases in our inventory and other assets. These increases were offset by an increase in accounts payable. In 2012, we used cash to primarily to fund our net loss of $931,855 and an increase in our inventory, which was offset by increases in accrued expenses and prepaids.

Net cash used in investing activities was $13,671 for 2013 as compared to $2,700 used in investing activities for 2012, due to the purchase of fixed assets.

Net cash flows provided from financing activities was $2,091,694 for 2013 as compared to $903,085 for 2012. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited financial statements for 2013 and 2012 appearing elsewhere in this report.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 23, 2013, we dismissed Salberg & Company, P.A. as our independent registered public accounting firm and engaged Liggett, Vogt & Webb, P.A. as our independent registered public accounting firm. Salberg & Company, P.A. audited our financial statements from inception (May 20, 2010) to December 31, 2012. The dismissal of Salberg & Company, P.A., was approved by our Board of Directors on December 23, 2013. Salberg & Company, P.A. did not resign or decline to stand for re-election.

The report of Salberg & Company, P.A. dated March 20, 2013 on our consolidated balance sheets at December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and for the period from May 20, 2010 (inception) to December 31, 2012 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles, other than such report was qualified as to our ability to continue as going concern.

During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss Salberg & Company, P.A. we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Salberg & Company, P.A. would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our two most recent fiscal years and the subsequent interim period prior to retaining Liggett, Vogt & Webb, P.A. (1) neither we nor anyone on our behalf consulted Liggett, Vogt & Webb, P.A. regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Liggett, Vogt & Webb, P.A. did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2013, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. This identified material weaknesses, which include:

•

our Company current has only one employee who is responsible for handling the cash and making deposits, posting cash receipts, writing and mailing checks, and posting cash disbursements. Our CEO reviews bank statements and reconciliations on a monthly basis as a mitigating control until such time as funds are available to the Company to create a position to segregate duties consistent with control objectives, and

•

we do not currently have monitoring controls in place to ensure correct analysis and application of generally accepted accounting principles. As a result, the Company is contemplating retaining an outside accountant with SEC accounting experience on an as needed basis as a monitoring control.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting for the year ended December 31, 2013. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company:

•

appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures;

•	create a position to segregate duties consistent with control objectives and will increase our personnel resources; and
•	hire independent third parties or consultants to provide expert advice as needed.

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

ITEM 9B.

Other Information.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
W. Kip Speyer	65	Chief Executive Officer, President and Chairman of the Board
Todd F. Speyer	32	Director of Business Development, Director
Annette Casacci	48	Chief Financial Officer
Jonathan D. Thielmann	50	Director of Product Sales, Director
Richard Rogers	57	Director
Todd Davenport	63	Director

W. Kip Speyer has been our CEO, President and Chairman of the Board since May 2010. From 2005 to 2009 Mr. Speyer served as a director, the president and chief executive officer of Speyer Door and Window, LLC, which was sold to Haddon Windows, LLC (SecuraSeal, LLC, AccuWeld Corporation) in December 2009. From October 2002 to May 2005 Mr. Speyer had been a private investor. Mr. Speyer was president and chief executive officer of Intelligent Systems Software, Inc. (ISSI) from October 2000 through June 2002, whereby Mr. Speyer became chief executive officer of ICAD, Inc. (ICAD: Nasdaq) which was a combination of ISSI and Howtek, Inc. (HOWT:Nasdaq). Mr. Speyer was the president and chief executive officer of Galileo Corporation (GAEO: Nasdaq) from 1998 to 1999. Galileo Corporation changed its name to NetOptix (OPTX: Nasdaq) and was merged with Corning Corporation (GLW: NYSE) in a stock purchase in May 2000. From 1996 to 1998 Mr. Speyer was the president of Leisegang Medical Group, three medical device companies owned by Galileo Corporation. Prior to joining Galileo Corporation, Mr. Speyer founded Leisegang Medical, Inc. and served as its president and chief executive officer from 1986 to 1996. Leisegang Medical, Inc. was a company specializing in medical devices for women’s health. From 1982 to 1985 Mr. Speyer served as president of Hays Medical Companies, a six-company multi-national and part of the Hays Group. Mr. Speyer is a graduate of Northeastern University, Boston, Massachusetts, where he earned a Bachelor of Science Degree in Business Administration in 1972. Mr. W. Kip Speyer is the father of Mr. Todd F. Speyer.

Todd F. Speyer has been a member of the board of directors and the Director of Business Development since January 2011. Prior to joining our company, Mr. Speyer was the marketing and product manager for Speyer Door and Window from 2005 to 2009. He was responsible for developing all the company’s websites, from product conception in 2005 through the sale of the company in 2009, including writing copy and initiating animations on the website to illustrate product concept prior to prototype completion. Additionally, he was responsible for market research, pricing, design, feature and studying distribution characteristics of other companies in the door and window space. His input was felt in product design areas including, pricing, colors, appearance, features, performance and overall perceived salability. Mr. Speyer created the Speyer Seven product features as the most important customer buying attributes based on customer feedback. Mr. Speyer graduated from Florida State University in 2004 with a BA in English Literature. Mr. Todd F. Speyer is the son of Mr. W. Kip Speyer.

Annette Casacci was appointed as the Chief Financial Officer in July 2013. Ms. Casacci joined our company in June 2013. From 2008 until June 12, 2013, Ms. Casacci was the chief financial officer of Universal Court Reporting, Inc. She was also in charge of human resources. From 1998 to 2008, Ms. Casacci was a director, vice president and chief financial officer of Bryason Corporation, which was formed to provide equity to various start-up real estate businesses. Ms. Casacci graduated cum laude from Florida Atlantic University in 2001 with a B.S. in Business Administration. She also obtained an MBA from Florida Atlantic University in 2003.

Jonathan D. Thielmann has been a member of our board of directors since July 2013. Mr. Thielmann has been our Director of Product Sales since inception in 2010. From 2005 to 2009 Mr. Thielmann was vice-president of operations for Speyer Door and Window, Inc. Mr. Thielmann served a six-year tour of duty with the United States Navy and achieved the rank of Petty Officer First Class.

Richard Rogers has been a member of our board of directors since July 2013. For more than the past five years Mr. Rogers has been the president and chief executive officer of On Course Insurance, Inc., which provides custom insurance analysis to create the appropriate customer solution for its clients. As an independent agency On Course Insurance represents multiple insurance carriers. Mr. Rogers has been in the insurance industry since 1985. Mr. Rogers is a graduate of West Chester University and earned his Bachelor of Science Degree in pre-law in 1978.

Todd F. Davenport has been a director since February 17, 2012. Mr. Davenport is an accomplished executive with significant domestic and international marketing, sales and general managerial experience. He was President and CEO of Oxira Medical, Inc., Boca Raton, FL from 2008 to 2013. Oxira Medical, Inc., formerly known as Breeze Medical, Inc., is a pre-commercialization stage company targeting the development of catheter-based medical products to be used in the treatment of coronary arteries. Mr. Davenport was recruited by the board of Cardio Optics, Inc. to be its President and CEO, where he worked from 2005 to 2007. Prior to that he was President, CEO and co-founder of Viacor, Inc. from 2000 to 2004. During this time he was the co-inventor of eight issued U.S. patents. Mr. Davenport’s early career began in 1972 where he worked as a Sales Rep for C.R. Bard, Inc., a major international medical device company. Additional work experience included Vice President of Sales and Marketing for the Cordis Corporation from 1974 to 1986, Vice President and GM for Abiomed, Inc. from 1986 to 1990, Vice President of Marketing and Sales at Baxter International, Inc. from 1990 to 1992, President, International Division, St. Jude Medical, Inc. from 1992 to 1995. Mr. Davenport served on the boards of the World Medical Manufacturing Corporation from 1995 to 1996 and Net Optix, Inc. from 1997 to 2000.

There are no family relationships between any of the executive officers and directors other than as set forth above. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director qualifications, committees of our board of directors and the role of our board in risk oversight

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that our board of directors to conclude that the individual should be serving as a director of our company.

W. Kip Speyer – Mr. Speyer’s experience as the Chief Executive Officer and/or Chairman of the board of directors of other public companies were factors considered by the Board.

Todd F. Speyer – Mr. Speyer’s website development experience and as well as his marketing experience were factors considered by the Board.

Jonathan D. Thielmann – Mr. Thielmann’s operational experiences were factors considered by the Board.

Richard Rogers – Mr. Roger’s business experience, with a concentration in a regulated industry, were factors considered by the Board.

Todd Davenport – Mr. Davenport’s marketing, sales and executive experience were factors considered by the Board.

In addition to the each of the individual skills and backgrounds described above, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

We have not established any committees of comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by board of directors as a whole. We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our board of directors. Given our relative size, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Mr. W. Kip Speyer serves as both our Chief Executive Officer and Chairman of our board of directors. Messrs. Rogers and Davenport are considered independent directors, but neither is considered a “lead” independent director. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. In their roles and as independent directors, Messrs. Rogers and Davenport meet regularly with management to discuss strategy and risks we face and to address any questions or concerns he may have on risk management and any other matters.

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct which applies to our board of directors, our executive officers and our employees. The Code of Ethics and Conduct outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•	conflicts of interest,
•	corporate opportunities,
•	public disclosure reporting,
•	confidentiality,
•	protection of company assets,
•	health and safety,
•	conflicts of interest, and
•	compliance with applicable laws.

A copy of our Code of Ethics and Conduct is available without charge, to any person desiring a copy, by written request to our Chief Financial Officer at our principal offices at 6400 Congress Avenue, Suite 2250, Boca Raton, Florida 33487.

Director compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each director for services on the Board is determined by the Board. No director compensation was paid in 2013.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2013 except each of Messrs. W. Kip Speyer, Todd Speyer, Davenport, Thielmann and Rogers, and Ms. Casacci, executive officers and directors of our company, as well as Mr. Andrew Handwerker, a principal shareholder, failed to timely file the Form 3, Initial Statement of Beneficial Ownership Interest. All individuals have subsequently filed this delinquent report.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity,
•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2013.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

W. Kip Speyer,	2013	65,000	2,500	—	—	—	—	—	67,500
Chief Executive Officer, President	2012	62,000	2,000	—	—	—	—	—	64,000

How the executive’s compensation is determined

We are not a party to an employment agreement with Mr. Speyer, our Chief Executive Officer. Mr. Speyer’s compensation is determined by our board of directors of which he is a member. The amount of compensation paid him can be changed at any time.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
W. Kip Speyer	—	—	—	—	—	—	—	—	—

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 28, 2014 we had 31,718,234 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2014 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 6400 Congress Avenue, Suite 2250, Boca Raton, Florida 33487. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock
Name and Address of Beneficial Owner	Shares	%
W. Kip Speyer (1)	17,968,214	56.1%
Todd F. Speyer	540,000	1.7%
Annette Casacci	0	—
Jonathan D. Thielmann	0	—
Richard Rogers	360,000	1.1%
Todd Davenport	36,000	≤1%
All directors and executive officers as a group (six persons) (1)	18,904,214	59.0%
Andrew Handwerker (2)	6,347,247	19.5%

———————

(1)

The number of shares beneficially owned by Mr. Speyer includes 300,000 shares of our common stock underlying our 10% Series A convertible preferred stock.

(2)

The number of shares beneficially owned by Mr. Handwerker includes:

•	4,482,000 shares held jointly with his wife,
•	15,247 shares held individually,
•	850,000 shares of our common stock underlying our 10% Series A convertible preferred stock,
•	1,000,000 shares of our common stock underlying our 10% Series B convertible preferred stock

Mr. Handwerker’s address is c/o 6400 Congress Avenue, Suite 2250, Boca Raton, FL 33487.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:
2011 Stock Option Plan	900,000	$0.17	—
2013 Stock Option Plan	540,000	$0.35	360,000
Plans not approved by shareholders:	—	—	—

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 1, 2012 the Company secured notes from its majority shareholder, W. Kip Speyer in the amount of $100,000, and from shareholders Andrew A. Handwerker and Andrew J. Handwerker in the amounts of $100,000 and $50,000, respectively. Each of the notes contain the same terms: maturity date, August 1, 2022, bear an interest rate of 10%, and are to be repaid, principle and interest monthly, based on a ten-year amortization schedule. As security for payment of these notes, the Company has granted a continuing lien and security interest in and to the following assets of the Company now owned or existing or hereafter acquired, reacquired or arising, and all related or derivative properties, rights, interests, accessions, products, proceeds, replacements or substitutions, whether now owned or existing or hereafter acquired or arising (collectively, the “Collateral”), consisting of: all of Company’s rights, title and interest in and to all tangible and intangible assets pertaining to the business including all accounts, chattel paper, commercial tort claims, deposit accounts, electronic paper chattel, goods, equipment, fixtures, general intangibles, inventory, instruments, intellectual property, investment property, letter of credit rights, payment intangibles, securities, securities accounts, and software. The Notes constitute a security agreement under the Florida Uniform Commercial Code.

On November 1, 2012 the Company secured an additional note from its majority shareholder, W. Kip Speyer, in the amount of $50,000 based on the same terms and conditions as noted above.

In May 2013 these note holders, including Mr. Speyer and Mr. Andrew A. Handwerker, a principal shareholder, converted these notes into shares of our common stock at a conversion price of $ 0.28 per share.

Director independence

Messrs. Rogers and Davenport are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by for 2013 and 2012.

	2013	2012

Audit Fees	$42,637	$26,086
Audit-Related Fees	11,405	—
Tax Fees	—	—
All Other Fees	—	—
Total	$54,042	$26,086

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the entire board of directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

•

Reports of Independent Registered Public Accounting Firms

•

Consolidated balance sheets at December 31, 2013 and 2012

•

Consolidated statement of operations for the years ended December 31, 2013 and 2012

•

Consolidated statements of change in shareholders’ equity from Inception to December 31, 2013

•

Consolidated statements of cash flows for the years ended December 31, 2013 and 2012

•

Notes to consolidated financial statements

(b) Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended and Restated Articles of Incorporation (1)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation (3)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation *
10.1	2011 Stock Option Plan (1)
10.2	Lease for principal executive offices (1)
10.3	Note payable to Andrew J. Handwerker dated August 1, 2012 (1)
10.4	Note payable to Andrew Handwerker dated August 1, 2012 (1)
10.5	Note payable to W. Kip Speyer dated August 1, 2012 (1)
10.6	Note payable to W. Kip Speyer dated November 1, 2012 (1)
10.7	Agreement with Google Adsense (1)
10.8	Agreement with News Distribution Network, Inc. (1)
10.9	Agreement with Atlantic Publishing (1)
10.10	Agreement with WYNIT Distribution, LLC (1)
10.11	Service Reseller Agreement with Active Hire, Inc. (1)
10.12	Agreement with Coupons.com (1)
10.13	Consulting Agreement dated March 1, 2013 by and between Bright Mountain Holdings, Inc. and First Market LLC (2)
10.14	Common Stock Repurchase Agreement dated August 7, 2013 by and between Bright Mountain Holdings, Inc. and First Market, LLC (4)
10.15	Common Stock Repurchase Agreement dated August 12, 2013 by and between Bright Mountain Holdings, Inc. and First Market, LLC (4)
10.16	Website Purchase Agreement dated October 25, 2013 by and between Bright Mountain Holdings, Inc. and Chris David (4)
10.17	Lease Amendment to Lease Agreement dated January 3, 2011 for leased office premises (4)
10.18	2013 Stock Option Plan (4)
14.1	Code Conduct and Ethics *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

———————

(1)

Incorporated by reference to the registration statement on Form 10, SEC File No. 000-54887.

(2)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2013.

(3)

Incorporated by reference to the Current Report on Form 8-K filed on July 9, 2013.

(4)

Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.

*

filed herewith.

**

In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Mountain Holdings, Inc.

March 28, 2014	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints W. Kip Speyer his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including amendments) to this Annual Report on Form 10-K for the year ended December 31, 2013, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ W. Kip Speyer	Chief Executive Officer, President, Chairman of the Board of Directors, principal executive officer	March 28, 2014
W. Kip Speyer

/s/ Annette Casacci	Chief Financial Officer, principal financial and accounting officer	March 28, 2014
Annette Casacci

/s/ Todd F. Speyer	Director of Business Development, Director	March 28, 2014
Todd F. Speyer

/s/ Jonathan D. Thielmann	Director of Product Sales, Director	March 28, 2014
Jonathan D. Thielmann

/s/ Richard Rogers	Director	March 28, 2014
Richard Rogers

/s/ Todd Davenport	Director	March 28, 2014
Todd Davenport

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated balance sheets at December 31, 2013 and 2012	F-4
Consolidated statement of operations for the years ended December 31, 2013 and 2012 and for the period from May 20, 2010 (inception) to December 31, 2013	F-5
Consolidated statements of change in shareholders’ equity from Inception to December 31, 2013	F-6
Consolidated statements of cash flows for the years ended December 31, 2013 and 2012 and for the period from May 20, 2010 (inception) to December 31, 2013	F-7
Notes to consolidated financial statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director of:

Bright Mountain Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Bright Mountain Holdings, Inc. (the “Company”), a development stage company, as of December 31, 2013 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2013. We have also audited the amounts for the year ended December 31, 2013, included in the total amounts presented in the statements of operations and cash flows period from May 20, 2010 (Inception) to December 31, 2013. We did not audit the period May 20, 2010 (Inception) to December 31, 2012. The consolidated financial statements of Bright Mountain Holdings, Inc. as of December 31, 2012 were audited by other auditors whose report dated March 20, 2013, express an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Bright Mountain Holdings, Inc., a development stage company, as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 and in total for the period from May 20, 2010 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss and cash used in operations in 2013 of $1,296,681 and $1,252,075, respectively, and has a deficit accumulated during the development stage of $2,974,025 at December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 28, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Bright Mountain Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Bright Mountain Holdings, Inc. and Subsidiaries (a development stage company) at December 31, 2012 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended and for the period from May 20, 2010 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bright Mountain Holdings, Inc. and Subsidiaries (a development stage company) at December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended and for the period from May 20, 2010 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss and cash used in operations in 2012 of $931,855 and $892,450, respectively, and has a deficit accumulated during the development stage of $1,677,344 at December 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 20, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$1,162,632	$336,684
Accounts Receivable	572	—
Prepaid Costs and Expenses	42,201	23,304
Inventories	303,318	40,450
Total Current Assets	1,508,723	400,438

Fixed assets, net	34,499	29,224
Other Assets	57,644	8,700
Total Assets	$1,600,866	$438,362
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$182,867	$—
Accrued expenses	—	25,518
Premium Finance Loan Payable	26,974	10,439
Long Term Debt to Related Parties, Current Portion	—	19,104
Total Current Liabilities	209,841	55,061

Long Term Debt to Related Parties	—	274,201
Total Liabilities	209,841	329,262

Commitments and contingencies (Note 8)	—	—

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 2,500,000 issued and outstanding respectively:
Series A, 1,500,000 shares designated, 1,500,000 shares issued and outstanding	15,000	—
Series B, 1,000,000 shares designated, 1,000,000 shares issued and outstanding	10,000	—
Common stock, par value $0.01, 324,000,000 shares authorized, 31,647,000 and 27,414,000 shares issued and outstanding, respectively	320,070	274,140
Treasury Stock	(2,501)	—
Additional paid-in-capital	4,022,481	1,512,304
Deficit accumulated during development stage	(2,974,025)	(1,677,344)
Total shareholders’ equity	1,391,025	109,100
Total liabilities and shareholders' equity	$1,600,866	$438,362

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC

(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

			For the period from
			May 20, 2010
	For the Years Ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013
Product Sales	$640,751	$64,238	$704,989
Revenues from Services	6,852	851	7,703
Total Revenue	647,603	65,089	712,692
Cost of sales	522,926	55,810	578,736
Gross profit	124,677	9,279	133,956

Selling, general and administrative expenses	1,409,318	930,009	3,084,882

Loss from operations	(1,284,641)	(920,730)	(2,950,926)

Other income(expense)
Interest income	53	20	139
Interest expense	(12,093)	(11,145)	(23,238)
Total other income(expense), net	(12,040)	(11,125)	(23,099)

Net loss before provision for income taxes	(1,296,681)	(931,855)	(2,974,025)

Provision for income taxes	—	—	—

Net Loss	$(1,296,681)	$(931,855)	$(2,974,025)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.11)

Weighted average shares outstanding - Basic and diluted	30,224,038	25,728,658	25,887,187

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2013 and 2012 and for the period from May 20, 2010 (inception) to December 31, 2013

							Deficit
							Accumulated
					Additional		During	Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Stage	Equity
Sale of common stock for cash ($.01/share)	—	$—	18,000,000	$180,000	$(80,000)		$—	$100,000
Sale of common stock for cash ($.17/share) pursuant to Private Placement Memorandum dated September 2, 2010			5,688,000	56,880	733,120			790,000
Net loss for the period from May 20, 2010 (inception) to December 31, 2010							(60,554)	(60,554)
Balance - December 31, 2010	—	—	23,688,000	236,880	653,120	—	(60,554)	829,446
Sale of common stock for cash ($.14/share) pursuant to Private Placement Memorandum dated September 2, 2010			1,440,000	14,400	185,600			200,000
Stock option compensation expense					35,560			35,560
Net loss for the year ended December 31, 2011							(684,935)	(684,935)
Balance - December 31, 2011	—	—	25,128,000	251,280	874,280	—	(745,489)	380,071
Sale of common stock for cash ($.28/share) pursuant to Access Letter dated December 1, 2011			2,214,000	22,140	592,860			615,000
Common stock issued for services ($.28/share)			72,000	720	19,280			20,000
Stock option compensation expense					25,884			25,884
Net loss for the year ended December 31, 2012							(931,855)	(931,855)
Balance - December 31, 2012	—	—	27,414,000	274,140	1,512,304	—	(1,677,344)	109,100
Sale of common stock for cash ($.28/share) pursuant to Access Letter dated December 1, 2011			594,000	5,940	159,060			165,000
Sale of common stock for cash ($.28/share) pursuant to Subscription Agreement			2,435,400	24,354	652,146			676,500
Conversion of shareholder debt to common stock @ $0.28 per share			1,029,600	10,296	275,704			286,000
Common stock issued for services ($.28/share)			514,000	5,140	137,638			142,778
Sale of Series A preferred stock for cash ($.50/share) pursuant to Subscription Agreement	1,500,000	15,000			735,000			750,000
Sale of Series B preferred stock for cash ($.50/share) pursuant to Subscription Agreement	1,000,000	10,000			490,000			500,000
Repurchase of shares of common stock for cash			(360,000)			(2,501)		(2,501)
Common stock issued for cash ($.50/share)pursuant to exercised stock option grant			20,000	200	9,800			10,000
Stock option compensation expense					50,829			50,829
Net loss for the year ended December 31, 2013							(1,296,681)	(1,296,681)
Balance -December 31, 2013	2,500,000	$25,000	31,647,000	$320,070	$4,022,481	$(2,501)	$(2,974,025)	$1,391,025

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
			May 20, 2010
	For the Years Ended		(Inception) to
	December 31,		December 31,
	2013	2012	2013
Cash flows from operating activities:
Net Loss	$(1,296,681)	$(931,855)	$(2,974,025)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,396	7,230	22,722
Stock option compensation expense	50,829	25,884	112,273
Common stock issued for services	142,778	20,000	162,778
Changes in operating assets and liabilities:
Accounts Receivable	(572)	—	(572)
Inventory	(262,868)	(34,198)	(303,318)
Prepaid costs and expenses	(2,362)	1,409	(10,007)
Accounts payable	182,867	—	182,867
Accrued expenses	(25,518)	19,080	—
Other assets	(48,944)	—	(57,644)
Net cash used in operating activities	(1,252,075)	(892,450)	(2,864,926)
Cash flows from investing activities:
Purchase of fixed assets	(13,671)	(2,700)	(57,221)
Net cash used in investing activities	(13,671)	(2,700)	(57,221)
Cash flows from financing activities:
Sale of common stock	851,500	615,000	2,556,500
Sale of Preferred stock	1,250,000	—	1,250,000
Repurchase of common stock	(2,501)	—	(2,501)
Payments on premium finance loan	—	(5,220)	(5,220)
LT debt- loan proceeds from related parties	—	300,000	300,000
Principal repayments-LT debt from related parties	(7,305)	(6,695)	(14,000)
Net cash provided by financing activities	2,091,694	903,085	4,084,779
Net increase in cash	825,948	7,935	1,162,632
Cash at beginning of period	336,684	328,749	—
Cash at end of period	$1,162,632	$336,684	$1,162,632

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$12,093	$11,145	$23,238
Income Taxes	$—	$—	$—
Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$16,535	$15,659	$32,194
Conversion of related party notes to common stock	$286,000	$—	$286,000

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1. Significant Accounting Policies

Organization

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

Bright Mountain is developing a personal website “portal” designed to attract and retain Internet audiences whose main purpose is to be a starting point when connecting to or searching the World Wide Web (Web), with a special emphasis on military, veterans, firemen, law enforcement, and first responders. The website, www.thebright.com, has it’s own unique characteristics including design elements like colors, shapes, layout and typefaces, as well as certain dynamic or interactive elements such as boxes, buttons and menus. It contains in a number of sections a vast amount of consumer oriented information including aggregated and original news content, financial markets information and data, shopping, discounts, insurance, and email.

The Company sells various products through our website and third party portals such as Amazon.com and Ebay.com. Products sold in 2013 include watches, clocks and books.

The Company has been in the development stage from inception. Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational activities and business opportunities and making small strategic acquisitions. Since its formation, the Company has had minimal revenue from its planned operations.

Principles of Consolidation

The consolidated financial statements include the accounts of BMHI and its wholly owned subsidiaries, Bright Mountain LLC and The Bright Insurance Agency, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

•	Advertising revenue is received directly form companies who pay the Company a monthly fee for advertising space. Revenues are recognized, on a net basis, over the term of the advertisements.
•

Advertising revenues are generated by users “clicking” on website advertisements utilizing several ad network partners: Revenues are recognized, on a net basis, upon receipt of payment by the ad network partner since the revenue is not determinable until it is received.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Inventories

Inventories are stated at the lower of cost or market using the first in, first out (FIFO) method. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

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

Product Warranty Reserve Policy

The Company is a retail distributor of products and warranties are the responsibility of the manufacturer. Therefore, the Company does not record a reserve for product warranty.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of seven years for office furniture and equipment, and five years for computer equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold of $500 are expensed as incurred.

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

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

As of December 31, 2013 and 2012, all website costs have been expensed.

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

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2013 and the year ended December 31, 2012, advertising, marketing and promotion expense was $55,099 and $95,330, respectively.

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

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

As of December 31, 2013, tax years 2013, 2012, and 2011 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

The company purchases a substantial amount of its products from two vendors; Vendor A and Vendor B. During 2013, these two vendors accounted for 68.4% and 21.4%, respectively of total products purchased. Although we continue to expand our product line and vendor relationships, due to the high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company’s operations.

The Company sells many of its products through various distribution portals, which include Amazon and Ebay. During 2013, these two portals accounted for 67.2% and 31.6%, respectively of our total sales. The Company did not establish a distribution portal relationship with Ebay until 2013, however; Amazon accounted for 54.3% of our total sales for year ending December 31, 2012. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company’s operations.

A substantial amount of payments for our products sold are processed through Paypal. A disruption in Paypal payment processing could have an adverse effect on the Company’s operations and cash flow.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2013 and December 31, 2012, respectively, the Company had cash balances above the FDIC insured limit of $716,847 and $0 respectively. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the years ended December 31, 2013 and 2012, a large portion of the Company’s funding was provided by the sale of shares of the Company’s common stock to related parties.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2013 and 2012 there were approximately 660,000 and 792,000 common stock equivalent shares outstanding as stock options, respectively and 2,500,000 and 0 common stock equivalents from the conversion of preferred stock, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2013 and 2012.

Recent Accounting Pronouncements

Recent accounting standards that have been issued or proposed by FASB (Financial Accounting Standards Board) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

2. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,296,681 and used cash in operating activities of $1,252,075 for the year ended December 31, 2013. The Company had an accumulated deficit of $2,974,025 at December 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

Management plans to continue to raise additional capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Inventories

At December 31, 2013 and December 31, 2012 inventories consisted of the following:

	2013	2012
Product Inventory: Books	$1,383	$1,446
Product Inventory: Clocks & Watches	300,210	37,611
Product Inventory: Art	885	885
Product Inventory: Jewelry	508	508
Product Inventory: Other Inventory	332	—
Inventory Balance at December 31	$303,318	$40,450

4. Prepaid Costs and Expenses

At December 31, 2013 and December 31, 2012, prepaid expenses and other current assets consisted of the following:

	2013	2012
Prepaid Insurance	$36,177	$17,670
Prepaid Inventory	6,024	5,634
Prepaid Costs and Expenses at December 31	$42,201	$23,304

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

5. Property and Equipment

At December 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	2013	2012
Furniture & Fixtures	$23,921	$18,804
Computer Equipment	33,300	24,746
Accumulated Depreciation	(22,722)	(14,326)
Inventory Balance at December 31	$34,499	$29,224

Depreciation expense for the years ending December 31, 2013 and 2012 and the period from May 20, 2010 (inception) to December 31, 2013 was $8,396, $7,230 and $22,722 respectively.

6. Accrued Liabilities

At December 31, 2013 and December 31, 2012, accrued liabilities consisted of the following:

	2013	2012
Accounts payable	$182,867	$—
Accrued expenses	—	25,518
Accrued Liabilities at December 31	$182,867	$25,518

7. Long Term Debt to Related Parties and Premium Finance Loan Payable

On August 1, 2012 the Company borrowed funds and issued notes to its majority shareholder and CEO in the amount of $100,000, and to other shareholders in the amounts of $100,000 and $50,000 respectively. Each of the notes contained the same terms: maturity date, August 1, 2022, bear an interest rate of 10%, and are to be repaid, principal and interest monthly, based on a ten-year amortization schedule. The notes were secured by substantially all assets of the Company.

On November 1, 2012, the majority shareholder and CEO loaned the Company another $50,000. The maturity date was November 1, 2022, bears an interest rate of 10%, and was to be repaid, principal and interest monthly, based on a ten-year amortization schedule. The note was secured by substantially all assets of the Company.

On May 31, 2013, the Company entered into an agreement with the respective shareholders to convert the remaining $286,000 principal debt balance to equity by issuing 1,029,600 shares of the Company common stock to the respective shareholders. The majority shareholder and CEO was issued 516,600 shares of common stock for the principal debt balance of $143,500. Other shareholders were issued 513,000 shares of common stock for the principal debt balance of $142,500.

As of December 31, 2013, the Company does not have any long-term debt outstanding to related parties.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Notes payable, classified as both short-term and long-term at December 31, 2013 and December 31, 2012, consists of the following:

	December 31,
	2013	2012
Current portion of debt:
Chief Executive Office	$—	$9,513
Shareholders	—	9,591
Total	$—	$19,104

Long term debt:
Chief Executive Office	$—	$137,515
Shareholders	—	136,686
Total	$—	$274,201

Premium Finance Loan Payable

Premium finance loan payable related to the financing of the Company’s Error & Omission (E&O) insurance coverage for the period September 6, 2013 through September 5, 2014. The Company financed $14,438 of the total policy premium of $19,159 (including interest of $435) from Pro Premium Financing Company, Inc. The terms of the loan are nine equal payments of $1,604 per month beginning October 6, 2013. The balance due was $9,625 at December 31, 2013.

Premium finance loan payable related to the financing of the Company’s subsidiary, The Bright Insurance Agency, LLC, Error & Omission (E&O) insurance coverage for the period October 14, 2013 through October 13, 2014. The Company financed $1,982 of the total policy premium of $2,524 (including interest of $84) from IPFS Corporation. The terms of the loan are 9 equal payments of $220 per month beginning November 14, 2013. The balance due was $ 1,321 at December 31, 2013.

Premium finance loan payable related to the financing of the Company’s Director’s & Officer’s (D&O) insurance coverage for the period October 31, 2013 through October 30, 2014. The Company financed $18,973 of the total policy premium of $23,532 (including interest of $674) from Flat Iron Capital. The terms of the loan are 9 equal payments of $2,108 per month beginning November 30, 2013. The balance due was $14,757 at December 21, 2013.

The Company entered into an agreement with Employers Assurance Company for the Company’s Workers’ Compensation and Employer (WC) liability insurance for the period January 1, 2014 through December 31, 2014. The total policy premium is $1,815. The terms of the policy required a down payment of $545 due on execution and three equal quarterly payments of $424 beginning March 31, 2014. The balance due was $1,271 at December 31, 2013.

Total Premium Finance Loan Payable balance for all of the Company’s policies was $26,974 at December 31, 2013 and $10,439 at December 31, 2012.

8. Commitments and Contingencies

Leases

The Company leases its offices at 6400 Congress Avenue, Suite 2250, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement, which contains renewal options and no escalations for the lease term. On January 3, 2011, the Company entered into a lease of approximately 2,000 square feet for a term of 39 months in Boca Raton, Florida at a base rent of approximately $4,000 per month. A security deposit of $3,700 was paid on January 3, 2011. On September 30, 2013, the Company entered into a lease amendment wherein the Company leased Suite 1200 for an additional 1,017 square feet for a term of 39 months with a termination date of December 31, 2016. An additional security deposit of $1,000 was paid upon execution of the lease amendment. Rent is all-inclusive and includes electricity during normal business hours, heat, air-conditioning, and water.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

Rent expense for the years ended December 31, 2013 and 2012 was $52,731 and $45,110 respectively.

The Company’s lease for Suite 2250 expires March 31, 2014. The Company anticipates executing a new lease for Suite 2250. As of today, we have not signed a new lease. The approximate lease expenditure for Suite 1200 is as follows: $24,255, $24,255 and $24,255 annually for 2014, 2015, and 2016 (including sales tax) respectively.

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the years ended December 31, 2013 and 2012, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

9. Stock Option Compensation

The Company accounts for stock option compensation issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity-Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

Stock options issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, Compensation-Stock Compensation, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The purpose of the 2011 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2011 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. The Company’s board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument. As of December 31, 2013, 360,000 shares were remaining under the 2013 Plan for future issuance.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On January 3, 2011, the Company granted, pursuant to the 2011 Plan, ten-year stock options to purchase 720,000 common shares of the Company, of which (i) 180,000 are exercisable on January 3, 2012 at $0.1389 per share, (ii) 180,000 are exercisable on January 3, 2013 at $0.1389 per share, (iii) 180,000 are exercisable on January 3, 2014 at $0.1389 per share and (iv) 180,000 are exercisable on January 3, 2015 at $0.1389 per share. Of the 720,000 ten-year stock options granted on January 3, 2011, 360,000 were granted to related party officers.

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

The total fair value of stock option awards granted to employees during the year ended December 31, 2012 was $13,734, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $25,884 for the year ended December 31, 2012.

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

On July 1, 2013 the Company’s prior CFO retired and the Board authorized his options to continue vesting and expire on the original expiration date. In accordance with ASC 718, the remaining cost relating to his stock options was expensed since the requisite services were completed. The intrinsic value of the exercisable options at December 31, 2013 was computed at $32,499 or $0.3611 per exercisable option.

On August 12, 2013 the Company granted 100,000 ten-year stock options, which have an exercise price of $0.50 per share and cliff vest annually over four years starting in August 2014 to an employee. The aggregate fair value of these options was computed at $16,334 or $0.1633 per option.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On December 15, 2013 the Company granted 40,000 ten-year stock options, which have an exercise price of $0.50 per share and cliff vest annually over four years starting in December 2014 to an employee. The aggregate fair value of these options was computed at $6,534 or $0.1633 per option.

On December 15, 2013 the Company granted 40,000 ten-year stock options, which have an exercise price of $0.50 per share to a consultant. Of the 40,000 stock options, 20,000 vest on December 15, 2013, 10,000 vest on December 15, 2014, and the remaining 10,000 vest on December 15, 2015. The aggregate fair value of these options was computed at $6,534 or $0.1633 per option.

On December 23, 2013 a consultant exercised 20,000 of a total of 40,000 stock options, which he was granted on December 15, 2013. Of the 40,000 stock options granted, 20,000 vested on December 15, 2013 and had an exercise price of $.050 per share. The remaining 20,000 stock options will vest as follows: 10,000 will vest on December 15, 2014 and the remaining 10,000 stock options will vest on December 15, 2015. The consultant paid the Company $10,000 for the 20,000 common shares issued.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2013 and 2012:

	Year Ended
	December 31,
Assumptions:	2013	2012
Expected term (years)	6.25	6.25
Expected volatility	80%	80%
Risk-free interest rate	0.38% - 0.41% %	0.38% - 0.41% %
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

The company recorded $50,829 and $25,884 stock option expense for the year ended December 31, 2013 and December 31, 2012 respectively. The $50,829 stock option expense for year ended December 31, 2013 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

As of December 31, 2013 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $88,889 to be recognized through December 2017.

The grant date weighted average for fair values of options granted in 2013 is $ 0.18 per option.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

A summary of the Company’s stock option activity during the years ended December 31, 2013 and 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value
Balance Outstanding, December 31, 2011	720,000	$0.15		$100,000
Granted	72,000	0.28	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2012	792,000	$0.15	7.6	$99,992
Granted	648,000	0.34	—	—
Exercised	(20,000)	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	1,420,000	$0.23	8.2	$495,200
Exercisable at December 31, 2013	405,200	$0.17	7.2	$168,094

10. Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series A Convertible Preferred Stock (“Series A Stock”) and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s Common Stock at a rate of one share of Common Stock for each ten shares of Series A. Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of Common Stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. As of December 31, 2013, there were 13,288 shares of common stock dividends owed but not due until the tenth business day of January 2014 to the Series A Stockholders of record.

During the year ended December 31, 2013, the Company raised additional capital of $750,000 through issuance of 1,500,000 shares of its Series A Convertible Preferred Stock pursuant to a Private Placement. Of the 1,500,000 Series A shares issued, 300,000 were issued to the Company’s related party founder for $150,000. An additional 850,000 shares of the 1,500,000 Series A shares issued, were issued to a related party for $425,000.

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock (“Series B Stock”) and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s Common Stock at a rate of one share of Common Stock for each ten shares of Series B. Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of Common Stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. As of December 31, 2013, there were 1,096 shares of common stock dividends owed but not due until the tenth business day of January 2014 to the Series B Stockholders or record.

During the year ended December 31, 2013, the Company raised additional capital of $500,000 through the issuance of 1,000,000 shares of its Series B Convertible Preferred Stock pursuant to a Private Placement. All 1,000,000 Series B shares were issued to a related party.

Series A and B Stock are also subject to adjustment of the conversion terms due to future mergers, sales and stock splits, if any.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

11. Common Stock

Recapitalization

The Company’s Board of Directors approved a 1.8 for 1 forward stock split of its common shares on June 26, 2013, which became effective for shareholders of record on June 26, 2013. The Company also amended its articles of incorporation to increase its authorized common stock to 324,000,000 shares. All shares issued prior to June 26, 2013 and the respective per share amounts (including quantities and prices) in the accompanying consolidated financial statements and notes to consolidated financial statements have been retroactively restated to reflect the 1.8 for 1 forward stock split and change in outstanding shares. This means that each original share quantity issued prior to June 26, 2013 has been multiplied by 1.8 and each original share price has been divided by 1.8.

A)	Stock Issued for cash

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

During the year ended December 31, 2013, the Company raised additional capital through the issuance of common stock pursuant to an Access Letter Dated December 1, 2011, whereby $165,000 in capital was raised through the issuance of 594,000 shares of common stock at $.2778 per share.

During the year ended December 31, 2013, the Company raised additional capital through issuance of common stock pursuant to a Private Placement whereby $676,500 in capital was raised through the issuance of 2,435,400 shares of common stock at $.2778 per share.

On December 23, 2013 the Company issued 20,000 shares of its common stock in connection with a exercised stock option grant to an outside consultant. The Company valued these common shares at $10,000 based on the exercise price of $0.50 per common share.

B)	Stock Issued for services

During 2012, the Company issued 72,000 shares of its common stock to three individuals for services rendered. The Company valued these common shares based on the price recent investors paid for common shares pursuant to an Access Letter Dated December 1, 2011, or $.2778 per share. The total value for these shares is $20,000.

During the year ended December 31, 2013, the Company issued 387,000 shares of its common stock in connection with consulting agreements. The Company valued these common shares at $107,500 based on the price recent investors paid for common shares pursuant to an Access Letter Dated December 1, 2011, or $.2778 per share, which was all recognized since services were completed as of June 30, 2013.

On June 10, 2013, the Company entered into an agreement with an attorney to issue 108,000 shares of Company common stock at $.2778 per share, or $30,000, for services rendered. The Company valued these common shares based on the price recent investors paid for common shares pursuant to a Private Placement and recognized as expense immediately.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On June 21, 2013, the Company entered into an agreement with an employee, wherein the employee elected to receive 9,000 shares of Company common stock at $.2778 per share, or $2,500, in lieu of semi-annual bonus. The Company valued these common shares based on the price recent investors paid for common shares pursuant to a Private Placement and therefore there was no gain or loss.

On August 15, 2013, the Company issued 10,000 shares of its common stock in connection with a consulting agreement with Island Stock Transfer. The Company valued these common shares at $2,778 based on the price recent investors paid for common shares, which was fully recognized as services were completed as of September 30, 2013.

C)	Stock Repurchase for cash

On August 7, 2013 and August 12, 2013, the Company entered into common stock repurchase agreements wherein the company acquired an aggregate of 360,000 shares of treasury stock. The Company repurchased the shares for $2,501.

D)	Debt Conversion

During the year ended December 31, 2013, the Company converted principal related party debt balance of $286,000 to equity by issuing 1,029,600 shares of common stock. The Company valued these common shares based on the price recent investors paid for common shares pursuant to a Private Placement, or $.2778 per share.

12. Related Parties

A related party founder was issued 18,000,000 common shares as founder shares for $100,000 cash in 2010, of which, 3,034,800 common shares were gifted by the related party founder to family members and others. Related parties were issued 2,880,000 common shares in a private placement in 2010 for $400,000 (included in the 5,688,000 common shares sold for $990,000 cash in 2010).

In 2011, related party officers were granted 360,000 stock options (see Note 9).

In 2012, a director purchased 36,000 common shares for $10,000 and a related party purchased 180,000 common shares pursuant to an Access Letter dated December 1, 2011 for $50,000.

During the year ended December 31, 2013, a related party was issued 1,643,400 common shares for $456,500. During the year ended December 31, 2013, a director purchased 180,000 common shares for $50,000.

As noted in Note 9, during the year ended December 31, 2013, a related party founder purchased 300,000 shares of the Company’s Series A Convertible Preferred stock for $150,000.

As noted in Note 9, during the year ended December 31, 2013, a related party purchased 850,000 shares of the Company’s Series A Convertible Preferred stock for $425,000.

As noted in Note 9, during the year ended December 31, 2013, a related party purchased 1,000,000 shares of the Company’s Series B Convertible Preferred stock for $500,000.

In 2013, as described in Note 7, certain related parties loaned funds to the Company in 2012, which were subsequently converted to equity on May 31, 2013.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

13. Income Taxes

For the years ended December 31, 2013 and 2012 there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2013, the Company has net operating loss carry forwards of approximately $2,809,000. The carryforwards expire in years 2031 through 2033. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	Year Ended
	December 31,
	2013	2012
Tax expense (benefit) at the statutory rate	$(440,872)	$(316,831)
State income taxes, net of federal income tax benefit	(47,070)	(23,063)
Non-deductible expenses	1,032	—
Change in valuation allowance	486,910	339,894
Total	$—	$—

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012, are as follows:

	Year Ended
	December 31,
Deferred tax assets:	2013	2012
Net operating loss carryforward	$1,057,183	$580,092
Accrued expenses	—	9,308
Stock option expense	41,539	22,412
Total gross deferred tax assets	1,098,722	611,812
Less: Deferred tax asset valuation allowance	(1,098,722)	(611,812)
Total net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2013 and 2012 were fully offset by a 100% valuation allowance.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

14. Business Acquisitions

The following websites were acquired in 2013:

The Company purchased Wardocumentaryfilms.com website on April 15, 2013 for $1,925. The payment terms were $1,925 on March 13, 2013. The acquisition was accounted following ASC 805 “Business Combination”. The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.

The Company purchased Bootcamp4me.com and Bootcamp4me.org websites on June 11, 2013 for $2,500. The payment terms were $2,500 on June 11, 2013. The acquisition was accounted following ASC 805 “Business Combination”. The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.

The purchased the 360fire.com website on June 21, 2013 for $1,520. The payment terms were $1,520 on June 21, 2013. The acquisition was accounted following ASC 805 “Business Combination”. The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.

The Company entered into a Website Sales Agreement to acquire Coastguardnews.com on July 15, 2013. The Company purchased Coastguardnews.com for $7,000. The payment terms were $7,000 payable on July 15, 2013 and a consulting fee of $500 per month, for 36 months, beginning August 15, 2013 and continuing every 30 days with the final payment due on July 15, 2016. The acquisition was accounted following ASC 805 “Business Combination”. The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.

The Company entered into a Website Purchase Agreement to acquire TheBravestOnline.com on October 25, 2013. The Company purchased TheBravestOnline.com for $30,000. The payment terms are $5,880 payable on October 25, 2013 and a consulting fee of $1,005 per month, for 24 months, beginning November 25, 2013 and continuing every 30 days with the final payment due on October 25, 2015. The acquisition was accounted following ASC 805 “Business Combination”. The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.

15. Subsequent Events

On January 2, 2014 the Company granted 50,000 ten-year stock options, which have an exercise price of $0.50 and cliff vest annually over four years starting on January 2, 2015, to an employee. The fair value was computed at $8,167 or $0.1633 per option.

 On January 2, 2014, the Company entered into an agreement to purchase Leoaffairs.com, Fireaffairs.com, and teacheraffairs.com for $100,000 (the “Websites”). Payment terms for the acquisition of the Websites was $100,000 at closing. Additionally, the Company agreed to pay $4,166.67 per month, beginning February 1, 2014 and continuing monthly for 36 months, ending January 1, 2017 for Management Services. The agreement included a provision wherein the seller will receive stock options to purchase 50,000 shares of the Company’s common stock at closing. The agreement also includes a goal oriented incentive plan wherein the seller will have the opportunity to earn up to either a total of $50,000 or 50,000 stock options for each of the years 2014, 2015, and 2016 for achieving specific traffic goals. The acquisition will be accounted following ASC 805 “Business Combination”. The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented

On January 10, 2014 the Company raised capital of $50,000 through issuance of 100,000 shares of its Series A Convertible Preferred Stock pursuant to a Private Placement.

BRIGHT MOUNTAIN HOLDINGS, INC.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On January 10, 2014 the Company issued 21,234 shares of its common stock in connection with the Series A Convertible Preferred Stock Private Placement Subscription Agreements and Series B Convertible Preferred Stock Private Placement Subscription Agreement that were issued in 2013. Holders of the Series A and Series B Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s Common Stock at a rate of one share of Common Stock (which may be rounded up) for each ten shares of Series A or Series B Stock. Dividends shall be payable annually the tenth business day of January.

On January 27, 2014 the Company issued 50,000 shares of its common stock in connection with an exercised stock option grant to an outside consultant for $25,000 in cash at $.50 per share.

On March 3, 2014, the Company entered into an agreement to purchase Welcomehomeblog.com for $200,000 (the “Website”). Payment terms for the acquisition of the Website was $200,000 at closing. The acquisition will be accounted following ASC 805 “Business Combination”. The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.