Form 10-Q
period 2014-03-31
Bright Mountain Holdings, Inc./FL
filed 2014-05-13
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

☐ Yes ☑ No

As of May 13, 2014 the issuer had 32,743,234 shares of its common stock issued and outstanding.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain", the “Company,” "we", "us", "our" and similar terms refer to Bright Mountain Holdings, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “first quarter of 2014” refers to the three months ended March 31, 2014, “first quarter of 2013” refers to the three months ended March 31, 2013, “2014” refers to the year ending December 31, 2014 and “2013” refers to the year ended December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.thebright.com is not part of this report.

All share and per share information in this report gives effect to the 1.8 for 1 forward stock split of our common shares on June 26, 2013.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets
Cash	$486,819	$1,162,632
Accounts Receivable	3,050	572
Prepaid Costs and Expenses	40,162	42,201
Inventories	412,887	303,318
Total Current Assets	942,918	1,508,723
Fixed Assets, net	35,935	34,499
Website Acquisition Assets, net	321,563	42,944
Other Assets	14,700	14,700
Total Assets	$1,315,116	$1,600,866
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$167,619	$182,867
Premium Finance Loan Payable	14,973	26,974
Total Liabilities	182,592	209,841

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 2,600,000 issued and 1,500,000 outstanding respectively
Series A, 1,600,000 shares designated, 1,600,000 and 1,500,000 shares issued and outstanding	16,000	15,000
Series B, 1,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $.01, 324,000,000 shares authorized, 31,718,234 and 31,647,000 shares issued and outstanding, respectively	320,782	320,070
Treasury Stock (360,000 shares)	(2,501)	(2,501)
Additional paid-in-capital	4,121,531	4,022,481
Deficit accumulated during development stage	(3,333,288)	(2,974,025)
Total shareholders’ equity	1,132,524	1,391,025
Total shareholders liabilities and shareholders’ equity	$1,315,116	$1,600,866

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			For the period
			from May 20,
			2010
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014

Product Sales	$202,830	$69,922	$907,819
Revenues from Services	10,540	647	18,243
Total Revenue	213,370	70,569	926,062
Cost of sales	159,860	57,518	738,596
Gross profit	53,510	13,051	187,466

Selling, general and administrative expenses	412,793	320,759	3,497,675

Loss from operations	(359,283)	(307,708)	(3,310,209)

Other income (expense)
Interest income	20	7	159
Interest expense	—	(7,295)	(23,238)
Total other income (expense), net	20	(7,288)	(23,079)
Net Loss	$(359,263)	$(314,996)	$(3,333,288)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.13)

Weighted average shares outstanding - Basic and diluted	34,291,368	27,731,933	26,445,292

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the Period from May 20, 2012 (inception) to March 31, 2014

(Unaudited)

							Deficit
							Accumulated
					Additional		During	Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Stage	Equity

Sale of common stock for cash ($.01/share)	—	$—	18,000,000	$180,000	$(80,000)		$—	$100,000
Sale of common stock for cash ($.17/share) pursuant to Private Placement Memorandum dated September 2, 2010			5,688,000	56,880	733,120			790,000
Net loss for the period from May 20, 2010 (inception) to December 31, 2010							(60,554)	(60,554)
Balance - December 31, 2010	—	—	23,688,000	236,880	653,120	—	(60,554)	829,446
Sale of common stock for cash ($.14/share) pursuant to Private Placement Memorandum dated September 2, 2010			1,440,000	14,400	185,600			200,000
Stock option compensation expense					35,560			35,560
Net loss for the year ended December 31, 2011							(684,935)	(684,935)
Balance - December 31, 2011	—	—	25,128,000	251,280	874,280	—	(745,489)	380,071
Sale of common stock for cash ($.28/share)pursuant to Access Letter dated December 1, 2011			2,214,000	22,140	592,860			615,000
Common stock issued for services ($.28/share)			72,000	720	19,280			20,000
Stock option compensation expense					25,884			25,884
Net loss for the year ended December 31, 2012							(931,855)	(931,855)
Balance - December 31, 2012	—	$—	27,414,000	$274,140	$1,512,304	$—	$(1,677,344)	$109,100

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (CONTINUED)

For the Period from May 20, 2012 (inception) to March 31, 2014

(Unaudited)

							Deficit
							Accumulated
					Additional		During	Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Stage	Equity

Balance - December 31, 2012	—	$—	27,414,000	$274,140	$1,512,304	$—	$(1,677,344)	$109,100
Sale of common stock for cash ($.28/share)pursuant to Access Letter dated December 1, 2011			594,000	5,940	159,060			165,000
Sale of common stock for cash ($.28/share) pursuant to Subscription Agreement			2,435,400	24,354	652,146			676,500
Conversion of shareholder debt to common stock @ $0.28 per share			1,029,600	10,296	275,704			286,000
Common stock issued for services ($.28/share)			514,000	5,140	137,638			142,778
Sale of Series A preferred stock for cash ($.50/share) pursuant to Subscription Agreement	1,500,000	15,000			735,000			750,000
Sale of Series B preferred stock for cash ($.50/share) pursuant to Subscription Agreement	1,000,000	10,000			490,000			500,000
Repurchase of shares of common stock for cash			(360,000)			(2,501)		(2,501)
Common stock issued for cash ($.50/share) pursuant to exercised stock option grant			20,000	200	9,800			10,000
Stock option compensation expense					50,829			50,829
Net loss for the year ended December 31, 2013							(1,296,681)	(1,296,681)
Balance -December 31, 2013	2,500,000	$25,000	31,647,000	$320,070	$4,022,481	$(2,501)	$(2,974,025)	$1,391,025

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (CONTINUED)

For the Period from May 20, 2012 (inception) to March 31, 2014

(Unaudited)

							Deficit
							Accumulated
					Additional		During	Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Development	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Stage	Equity

Balance -December 31, 2013	2,500,000	$25,000	31,647,000	$320,070	$4,022,481	$(2,501)	$(2,974,025)	$1,391,025
Common stock issued for cash ($.50/share) pursuant to exercised stock option grant			50,000	500	24,500			25,000
Sale of Series A preferred stock for cash ($.50/share) pursuant to Subscription Agreement	100,000	1,000			49,000			50,000
Common stock issued for 10% dividend payment pursuant to Series A & B preferred stock Subscription Agreements			21,234	212	(212)			—
Stock option compensation expense					25,762			25,762
Net loss for the quarter ended March 31, 2014							(359,263)	(359,263)
Balance - March 31, 2014	2,600,000	$26,000	31,718,234	$320,782	$4,121,531	$(2,501)	$(3,333,288)	$1,132,524

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS, INC. AND SUBSIDIARIES

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the Period
			from May 20, 2010
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities:
Net Loss	$(359,263)	$(314,996)	$(3,333,288)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,580	1,909	25,302
Amortization	21,381	—	21,381
Stock option compensation expense	25,762	4,311	138,035
Common stock issued for services	—	50,000	162,778
Changes in operating assets and liabilities:
Accounts Receivable	(2,478)	—	(3,050)
Inventory	(109,569)	(41,904)	(412,887)
Prepaid costs and expenses	2,039	11,776	(7,968)
Other assets	—	(6,925)	(14,700)
Accounts payable	(15,248)	8,914	167,619
Accrued expenses	—	(819)	—
Net cash used in operating activities	(434,796)	(287,734)	(3,256,778)
Cash flows from investing activities:
Purchase of fixed assets	(4,016)	—	(61,237)
Purchase of websites	(300,000)	—	(342,944)
Net cash used in investing activities	(304,016)	—	(404,181)
Cash flows from financing activities:
Sale of common stock	25,000	110,000	2,581,500
Sale of Preferred stock	50,000	—	1,300,000
Repurchase of common stock	—	—	(2,501)
Payments on premium finance loan	(12,001)	(5,220)	(17,221)
LT debt - loan proceeds from related parties	—	—	300,000
Principal repayments-LT debt from related parties	—	(4,599)	(14,000)
Net cash provided by financing activities	62,999	100,181	4,147,778
Net increase (decrease) in cash	(675,813)	(187,553)	486,819
Cash at beginning of period	1,162,632	336,684	—
Cash at end of period	$486,819	$149,131	$486,819

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$—	$7,295	$23,238
Income Taxes	$—	$—	$—
Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$—	$15,659	$32,194
Conversion of related party notes to common stock	$—	$—	$286,000

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Bright Mountain plans to grow its business through organic growth and acquisitions.  The Bright Mountain strategy is to concentrate its marketing and development to veterans and first responders, including law enforcement, firemen, and EMS.

The website, www.thebright.com, is an example of this strategy as it is demographically oriented, is directed to our various niche market users and includes, among other things, the following:

•	news content, including national and international news, sports, entertainment, weather and business news
•	original content stories written by our writers especially for our demographic audience
•	discounts from hundreds of nationally known companies
•	life, disability income, and long term care insurance
•	a private email portal

Our websites contain a number of sections with a vast amount of mission group oriented information including originally written news content, financial markets information and data, blogs, forums, and career information.  Bright Mountain Holdings websites are:

•	Bootcamp4me.com (military);
•	Bootcamp4me.org (military);
•	Coastguardnews.com
•	Fdcareers.com;
•	Fireaffairs.com (first responders);
•	Leoaffairs.com (law enforcement personnel);
•	Teacheraffairs.com;
•	Thebravestonline.com (first responders);
•	Wardocumentaryfilms.com (military);
•	Welcomehomeblog.com (military); and
•	360fire.com (first responders);

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the three months ended March 31, 2014, and the financial position as of March 31, 2014 have been made. The results of operations for such interim period is not necessarily indicative of the operating results expected for the full year.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

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

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of BMHI and its wholly owned subsidiaries, Bright Mountain LLC and The Bright Insurance Agency, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Development Stage Company

The Company has been in the development stage from inception to March 31, 2014.  Activities during the development stage have been principally devoted to organizational activities, raising capital, software development and evaluating operational activities and business opportunities. Since its formation, the Company has had minimal revenues from its planned operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

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

MARCH 31, 2014

(Unaudited)

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

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

As of March 31, 2014 and 2013, all internally generated website costs have been expensed.

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

Advertising, Marketing and Promotion

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2014 and the three months ended March 31, 2013, advertising, marketing and promotion expense was $19,246 and $15,403 respectively.

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

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

As of March 31, 2014, tax years 2013, 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  As of March 31, 2014 and 2013 there were approximately 1,470,000 and 792,000 common stock equivalent shares outstanding as stock options, respectively and 2,600,000 and 0 common stock equivalents from the conversion of preferred stock, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2014 and 2013.

Recent Accounting Pronouncements

Recent accounting standards that have been issued or proposed by FASB (Financial Accounting Standards Board) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $359,263 and used cash in operating activities of $434,796 for the three months ended March 31, 2014. The Company had an accumulated deficit of $3,333,288 at March 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 3 – BUSINESS ACQUISITIONS

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2013, on January 2, 2014, the Company entered into an agreement to purchase Leoaffairs.com, Fireaffairs.com, and Teacheraffairs.com for $100,000 (the “Websites”).  Payment terms for the acquisition of the Websites was $100,000 at closing. Additionally, the Company agreed to pay $4,166.67 per month, beginning February 1, 2014 and continuing monthly for 36 months, ending January 1, 2017 for Management Services. The agreement included a provision wherein the seller will receive stock options to purchase 50,000 shares of the Company’s common stock at closing. The agreement also includes a goal oriented incentive plan wherein the seller will have the opportunity to earn up to either a total of $50,000 or 50,000 stock options for each of the years 2014, 2015, and 2016 for achieving specific traffic goals. The Company recorded the fair value of the contingency at $0 on January 2, 2014 and $0 as of March 31, 2014.  The acquisition was accounted for following ASC 805 “Business Combination”. The operations of the Websites prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.  There were no costs of acquisition incurred as a result of the Websites purchase.  A copy of this agreement is filed as exhibit 10.19 to this report.

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2013, on March 3, 2014, the Company entered into an agreement to purchase Welcomehomeblog.com for $200,000. Payment terms for the acquisition of the website was $200,000 at closing. The acquisition was accounted following ASC 805 “Business Combination”. The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.  There were no costs of acquisition incurred as a result of this website purchase.  A copy of this agreement is filed as exhibit 10.20 to this report.

NOTE 4 – INVENTORIES

At March 31, 2014 and December 31, 2013 inventories consisted of the following:

	March 31,	December 31,
	2014	2013
Product Inventory: Books	$1,363	$1,383
Product Inventory: Clocks & Watches	409,485	300,210
Product Inventory: Art	885	885
Product Inventory: Jewelry	333	508
Product Inventory: Other Inventory	821	332
Total Inventory Balance	$412,887	$303,318

NOTE 5 – PROPERTY AND EQUIPMENT

At March 31, 2014 and December 31, 2013 property and equipment consists of the following:

	March 31,	December 31,	Depreciable Life
	2014	2013	(Years)
Furniture & Fixtures	$25,320	$23,921	7
Computer Equipment	35,917	33,300	5
Total Fixed Assets	61,237	57,221
Less: Accumulated Depreciation	(25,302)	(22,722)
Total Fixed Assets, net	$35,935	$34,499

Depreciation expense was $2,580, $1,909 and $25,302 for the three months ended March 31, 2014 and March 31, 2013 and for the period from May 20, 2010 (inception) to March 31, 2014, respectively.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

NOTE 6 – LONG TERM DEBT TO RELATED PARTIES AND PREMIUM FINANCE LOAN PAYABLE

Notes Payable - Related Parties

Notes payable, classified as both short-term and long-term at March 31, 2014 and December 31, 2013, consists of the following:

	March 31,	December 31,
	2014	2013
Current portion of debt:
Chief Executive Office	$—	$—
Shareholders	—	—
Total Current portion of debt	$—	$—

Long term debt:
Chief Executive Office	$—	$—
Shareholders	—	—
Total Long term debt	$—	$—

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

As of March 31, 2014, the Company does not have any long-term debt outstanding to related parties or any other entity.

Premium Finance Loan Payable

Premium finance loan payable related to the financing of the Company’s Error & Omission (E&O) insurance coverage for the period September 6, 2013 through September 5, 2014. The Company financed $14,438 of the total policy premium of $19,159 (including interest of $435) from Pro Premium Financing Company, Inc. The terms of the loan are nine equal payments of $1,604 per month beginning October 6, 2013. The balance due was $4,812 at March 31, 2014.

Premium finance loan payable related to the financing of the Company’s subsidiary, The Bright Insurance Agency, LLC, Error & Omission (E&O) insurance coverage for the period October 14, 2013 through October 13, 2014. The Company financed $1,982 of the total policy premium of $2,524 (including interest of $84) from IPFS Corporation. The terms of the loan are 9 equal payments of $220 per month beginning November 14, 2013. The balance due was $881 at March 31, 2014.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

Premium finance loan payable related to the financing of the Company’s Director’s & Officer’s (D&O) insurance coverage for the period October 31, 2013 through October 30, 2014. The Company financed $18,973 of the total policy premium of $23,532 (including interest of $674) from Flat Iron Capital. The terms of the loan are 9 equal payments of $2,108 per month beginning November 30, 2013. The balance due was $8,433 at March 31, 2014.

The Company entered into an agreement with Employers Assurance Company for the Company’s Workers’ Compensation and Employer (WC) liability insurance for the period January 1, 2014 through December 31, 2014. The total policy premium is $1,815. The terms of the policy required a down payment of $545 due on execution and three equal quarterly payments of $424 beginning March 31, 2014. The balance due was $847 at March 31, 2014.

Total Premium Finance Loan Payable balance for all of the Company’s policies was $14,973 at March 31, 2014 and $26,974 at December 31, 2013.

NOTE 7 – INTANGIBLE ASSETS

Website acquisition assets at March 31, 2014 and December 31, 2013, consists of the following:

	March 31,	December 31,
	2014	2013
Website Acquisition Assets	$342,944	$42,944
Less: Accumulated Amortization	(21,381)	—
Total Website Acquisition Assets, net	$321,563	$42,944

Amortization expense was $21,381, $0 and $21,381 for the three months ended March 31, 2014 and March 31, 2013 and for the period from May 20, 2010 (inception) to March 31, 2014, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2014 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Lease Commitment

Leases

The Company leases its offices at 6400 Congress Avenue, Suite 2250, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement, which contains renewal options and no escalations for the lease term. On January 3, 2011, the Company entered into a lease of approximately 2,000 square feet for a term of 39 months in Boca Raton, Florida at a base rent of approximately $4,000 per month. A security deposit of $3,700 was paid on January 3, 2011. On September 30, 2013, the Company entered into a lease amendment wherein the Company leased Suite 1200 for an additional 1,017 square feet for a term of 39 months with a termination date of December 31, 2016. An additional security deposit of $1,000 was paid upon execution of the lease amendment. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water.

The Company’s lease for Suite 2250 expired March 31, 2014. The Company anticipates executing a new lease for Suite 2250. As of today, the Company has not signed a new lease and is on a month-to-month lease.

Rent expense for the three months ended March 31, 2014 and 2013 was $17,830 and $9,752 respectively.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the three months ended March 31, 2014 and 2013, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

All expenses and liabilities relating to such contracts were recorded in accordance with GAAP during all periods presented in the accompanying consolidated financial statements.

NOTE 9 – RELATED PARTIES

As noted in Note 12, on April 23, 2014 a related party founder purchased 200,000 shares of the Company’s common shares for $100,000.

As noted in Note 12, on May 2, 2014, a related party purchased 500,000 shares of the Company’s common shares for $250,000.

NOTE 10– SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series A Convertible Preferred Stock (“Series A Stock”) and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2014 there were 17,398 shares of common stock dividends owed and due to the Series A Stockholders of record.  The Company issued 17,398 shares of common stock dividends due Series A Stockholders of record.  As of March 31, 2014, there were 34,629 shares of common stock dividends owed but not due until the tenth business day of January 2015 to the Series A Stockholders of record.

During the year ended December 31, 2013, the Company raised additional capital of $750,000 through issuance of 1,500,000 shares of its Series A Stock pursuant to a private placement. Of the 1,500,000 shares of Series A Stock issued, 300,000 were issued to the Company’s related party founder for $150,000. An additional 850,000 shares of the 1,500,000 Series A Stock issued, were issued to a related party for $425,000.

During the three months ended March 31, 2014, the Company raised additional capital of $50,000 through issuance of 100,000 shares of its Series A Stock pursuant to the same private placement.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock (“Series B Stock”) and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series B. Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of common stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2014 there were 3,836 shares of common stock dividends owed and due to the Series B stockholders or record.  The Company issued 3,836 shares of common stock dividends due Series B Stockholder of record.  As of March 31, 2014, there were 21,644 shares of common stock dividends owed but not due until the tenth business day of January 2015 to the Series B Stockholder of record.

During the year ended December 31, 2013, the Company raised additional capital of $500,000 through the issuance of 1,000,000 shares of its Series B Stock pursuant to a private placement. All 1,000,000 shares of Series B Stock were issued to a related party.

Series A and B Stock are also subject to adjustment of the conversion terms due to future mergers, sales and stock splits, if any.

Common Stock

Recapitalization

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

In 2013, the Company raised additional capital through the issuance of common stock pursuant to an Access Letter dated December 1, 2011, whereby $165,000 in capital was raised through the issuance of 594,000 shares of common stock at $.2778 per share.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

In 2013, the Company raised additional capital through issuance of common stock pursuant to a private placement whereby $676,500 in capital was raised through the issuance of 2,435,400 shares of common stock at $.2778 per share.

In 2013, the Company issued 20,000 shares of its common stock in connection with an exercised stock option grant to an outside consultant. The Company valued these common shares at $10,000 based on the exercise price of $0.50 per common share.

During the three months ended March 31, 2014, the Company issued 50,000 shares of its common stock in connection with an exercised stock option grant to an outside consultant and received $25,000 based on the exercise price of $0.50 per common share.

B)	Stock issued for services

During 2012, the Company issued 72,000 shares of its common stock to three individuals for services rendered. The Company valued these common shares based on the price recent investors paid for common shares pursuant to an Access Letter dated December 1, 2011, or $.2778 per share. The total value for these shares is $20,000.

During 2013, the Company issued 514,000 shares of its common stock to four individuals for services rendered.  The Company valued these common shares based on the price recent investors paid for common shares pursuant to an Access Letter dated December 1, 2011 and pursuant to a private placement, or $.2778 per share.  The total value for these shares is $142,778.

C)	Stock issued for dividends

During the three months ended March 31, 2014, the Company issued 21,234 shares of its common stock in connection with the Series A Stock private placement subscription agreements and Series B Stock private placement subscription agreement that were issued in 2013. Holders of the Series A and Series B Stock shall be entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock (which may be rounded up) for each ten shares of Series A or Series B Stock. Dividends shall be payable annually the tenth business day of January (see Note 10 Preferred Stock).

D)	Stock Repurchase for cash

During the year ended 2013, the Company entered into common stock repurchase agreements wherein the company acquired an aggregate of 360,000 shares of treasury stock. The Company repurchased the shares for $2,501.

E)	Debt Conversion

During 2013, the Company converted principal related party debt balance of $286,000 to equity by issuing 1,029,600 shares of common stock. The Company valued these common shares based on the price recent investors paid for common shares pursuant to a private placement, or $.2778 per share.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

Stock Incentive Plan and Stock Option Grants to Employees and Directors

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

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The purpose of the 2011 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2011 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company had reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2011 Plan to any individual during any calendar year shall be 180,000 shares. The Company’s board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2011 Plan, as may be determined by the Committee and specified in the grant instrument. As of March 31, 2014, 0 shares were remaining under the 2011 Plan for future issuance.

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

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

The total fair value of stock option awards granted to employees during the year ended December 31, 2012 was $13,734, which is being recognized over the respective vesting periods. The Company recorded compensation expense of $25,884 for the year ended December 31, 2012 in connection with all options.

On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The purpose of the 2013 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2013 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. The Company’s board of directors will administer the 2013 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2013 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2013 Plan, as may be determined by the Committee and specified in the grant instrument.  As of March 31, 2014, 260,000 shares were remaining under the 2013 Plan for future issuance.

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

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

On January 2, 2014 the Company granted 50,000 ten-year options, which have an exercise price of $0.50 per share to a consultant.  All 50,000 stock options vested on January 2, 2014.  The aggregate fair value of these options was computed at $8,167 or $0.1633 per option.

On January 2, 2014 the Company granted 50,000 ten-year stock options, which have an exercise price of $0.50 per share and cliff vest annually over four years starting in January 2015 to an employee. The aggregate fair value of these options was computed at $8,167 or $0.1633 per option.

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

The Company recorded $25,762 and $4,311 stock option expense for the three months ended March 31, 2014 and March 31, 2013 respectively in connection with all options.

As of March 31, 2014 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $79,546 to be recognized through March 2018.

A summary of the Company’s stock option activity during the three months ended March 31, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2013	1,420,000	$0.23	8.2	$495,200
Granted	100,000	0.50	—	—
Exercised	(50,000)	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, March 31, 2014	1,470,000	$0.24	8.0	$678,200
Exercisable at March 31, 2014	653,200	$0.17	7.1	$220,843

NOTE 11 – CONCENTRATIONS

The Company purchases a substantial amount of its products from two vendors; Vendor A and Vendor B. During the three months ended March 31, 2014, these two vendors accounted for 68% and 25%, respectively of total products purchased. Although we continue to expand our product line and vendor relationships, due to the high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company’s operations.

The Company sells many of its products through various distribution portals, which include Amazon and Ebay. During the three months ended March 31, 2014, these two portals accounted for 75% and 20%, respectively of our total sales. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company’s operations.

A substantial amount of payments for our products sold are processed through Paypal. A disruption in Paypal payment processing could have an adverse effect on the Company’s operations and cash flow.  During the three months ended March 31, 2014, the Company established a account with a payment processor as an alternate portal for receiving payments for our products sold.

BRIGHT MOUNTAIN HOLDINGS INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(Unaudited)

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2014 and December 31, 2013, respectively, the Company had cash balances above the FDIC insured limit of $112,137 and $716,847 respectively. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the three months ended March 31, 2014 and 2013, a large portion of the Company’s funding was provided by the sale of shares of the Company’s common stock to related parties.

NOTE 12 – SUBSEQUENT EVENTS

On April 21, 2014, the Company issued to an attorney 25,000 shares of the Company’s common stock at $.50 per share, or $12,500, for services rendered.  The Company valued these common shares based on the price recent investors paid for common shares pursuant to a private placement and recognized as expense immediately.

On April 23, 2014, the Company raised additional capital through issuance of its common stock pursuant to a private placement whereby $100,000 in capital was raised through the issuance of 200,000 shares of common stock at $.50 per share to a related party founder.

On April 28, 2014, the Company raised additional capital through issuance if its common stock pursuant to a private placement whereby $50,000 was raised through the issuance of 100,000 shares of common stock at $.50 per share.

On April 30, 2014, the Company raised additional capital through issuance of its common stock pursuant to a private placement whereby $100,000 in capital was raised through the issuance of 200,000 shares of common stock at $.50 per share.

On May 2, 2014, the Company raised additional capital through issuance of its common stock pursuant to a private placement whereby $250,000 in capital was raised through the issuance of 500,000 share of common stock at $.50 per share to a related party.

On May 2, 2014, the Company entered into a Website Asset Purchase and Management Agreement to acquire FDcareers.com on May 2, 2014.  The Company purchased FDCareers.com for $52,000.  The payment terms are $52,000 payable on May 2, 2014 for the website plus $13,000 on May 2, 2014 for management services and consulting fees for the Seller’s maintenance of the Website for the month May 2014 and for training during the months of June and July 2014.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company organized in May 2010. Bright Mountain plans to grow its business through organic growth and acquisitions concentrating in the veterans and first responder demographic.

Bright Mountain websites at December 31, 2013 included:

•	Bootcamp4me.com
•	Bootcamp4me.org
•	Brightwatches.com
•	Coastguardnews.com
•	Thebravestonline.com
•	TheBright.com
•	Wardocumentaryfilms.com
•	360fire.com

During 2014, we have continued to expand our operations through the acquisition of:

•	FDCareers.com
•	Fireaffairs.com
•	Leoaffairs.com
•	Teacheraffairs.com
•	Welcomehomeblog.com

Growth and retention of user traffic is paramount to our Company’s future success. We expect to undertake specific efforts to develop this user traffic, including:

•	creation of a private email network portal at TheBright.com
•	development of TheBright.com news.
•	development of a social media platform focused on military veterans and first responders, is being planned for Bright Mountain websites, and
•	Acquisition of websites that are related to the Company’s core strategy for veterans and first responders.

Bright Mountain has grown from 1 to 13 websites since March 2013.

Over the past five quarters, we have experienced sequential growth, including acquisitions, in the number of visitors of over 50%.

Going Concern

We have incurred net losses and used cash in operations of $3,333,288 and $3,256,778 respectively, since inception (May 20, 2010) through March 31, 2014. The report of our independent registered public accounting firm on our consolidated balance sheets at December 31, 2013, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and for the period from May 20, 2010 (inception) to December 31, 2013 contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue: The Company’s revenues for the first quarter of 2014 increased 202% as compared to the first quarter of 2013. The increase in our product sales reflects the impact of expanded product inventory and increased visitor traffic.

Cost of sales: Cost of sales as a percentage of total revenues was 75% for the first quarter of 2014 as compared to the first quarter of 2013 of 82%. Our gross profit margins increased to 25% for the first quarter of 2014 as compared to 18% for the first quarter of 2013 as a result of expanded product lines, strengthened purchasing power, and increased sales.

Selling, general and administrative expenses: The Company’s selling, general and administrative expenses for the first quarter of 2014 increased 29% from the first quarter of 2013. The increase in selling, general and administrative expenses can be attributed to ongoing implementation of the Company’s business plan and our need to add five employees to manage our growth.  The following expenses increased in the first quarter of 2014 from the comparable period in 2013;

•	payroll, payroll taxes, and employee medical expense increased by $67,498;
•	insurance expense increased by $3,764;
•	rent increased by $8,078;
•	stock based, non-cash compensation increased by $21,451;
•	website content, software development, domain registration, and server hosting fees increased by approximately $1,887.
•	advertising and marketing expense increased by $3,843; and
•	non-cash amortization expense increased by $21,381.

Our cash operating expenses for the first quarter of 2014 averaged at approximately $121,000 per month. We anticipate that our operating expenses for the remainder of 2014 will increase to an approximate monthly average of $137,000 per month. This increase in anticipated operating expenses will be primarily affected by our need to add employees to manage our continuous growth.

Interest expense:  The Company’s interest expense for the first quarter of 2014 was $0 as compared to $7,295 for the first quarter of 2013. On May 31, 2013, the Company entered into an agreement with the respective shareholders to convert the remaining $286,000 principal debt balance to equity by issuing 1,029,000 shares of the Company common stock to the respective shareholders.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2014 we had approximately $486,819 in cash and cash equivalents and working capital of $760,326, as compared to cash and cash equivalents of approximately $149,131 and working capital of $184,596 at March 31, 2013. Our principal sources of operating capital have been equity financings and loans from related parties. During the three months ended March 31, 2014 we raised $75,000 in capital through the sale of our securities, of which $25,000 resulted from exercised stock options.  Subsequent to March 31, 2014 we have raised an additional $500,000 in capital through the sale of shares of our common stock.

We continue to use our working capital to purchase additional websites.  During the first quarter of 2014, the Company spent approximately $300,000 for the purchase of Leoaffairs.com, Fireaffairs.com, Teacheraffairs.com, and Welcomehomeblog.com.

Presently, our monthly operating overhead is approximately $138,000 of which, approximately $121,000 is cash operating overhead. We intend to increase this $121,000 cash operating overhead to $130,000 if we are able to raise additional capital with the initial proceeds being used for an increase in general and administrative expenses, branding, marketing, advertising and promotion, ongoing website development and operations and inventory. In the absence of additional funding, we will need to decrease our expenses, which will adversely impact on our plan of operations.

While we generated nominal revenues during the first quarter of 2014, we do not anticipate that we will generate sufficient income to fund our operations for the next 12 months and we will need to raise additional working capital of at least $700,000. We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Cash flows

Net cash flows used in operating activities was $434,796 for the first quarter of 2014 as compared to $287,734 used in operating activities for the first quarter of 2013. In the first quarter of 2014 we used cash primarily to fund our net loss of $359,263, acquisitions of websites of $300,000, and increases in our inventory. These increases were offset by an increase in accounts payable. In the first quarter of 2013, we used cash to primarily fund our net loss of $314,996 and an increase in our inventory, which was offset by increases in accrued expenses and prepaids.

Net cash used in investing activities was $304,016 for the first quarter of 2014 as compared to $0 used in investing activities for the first quarter of 2013, due to the purchase of fixed assets.

Net cash flows provided from financing activities was $62,999 for the first quarter of 2014 as compared to $100,181 for the first quarter of 2013. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited consolidated financial statements appearing elsewhere in this report.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2013.  A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  These material weaknesses in our internal control over financial reporting related to:

•

the Company current has only one employee who is responsible for handling the cash and making deposits, posting cash receipts, writing and mailing checks, and posting cash disbursements. Our CEO reviews bank statements and reconciliations on a monthly basis as a mitigating control until such time as funds are available to the Company to create a position to segregate duties consistent with control objectives, and

•

we do not currently have monitoring controls in place to ensure correct analysis and application of generally accepted accounting principles. As a result, the Company is contemplating retaining an outside accountant with SEC accounting experience on an as needed basis as a monitoring control.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting for the three months ended March 31, 2014. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 10, 2014, the Company raised additional capital of $50,000 through sale of 100,000 shares of its Series A Convertible Preferred Stock pursuant to a private placement. The purchaser was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on an exemption provided by Section 4(a)(2) of that act. The Company did not pay any commissions or finder’s fees in this transaction and we are using the proceeds for working capital.

On April 21, 2014, the Company issued 25,000 shares of its common stock valued at $0.50 per share, or $12,500, for services rendered.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

Between April 23, 2014 and May 2, 2014, the Company sold an aggregate of 1,000,000 shares of its common stock to four investors at a purchase price of $0.50 per share in private transactions.  Included in these transactions was the sale of 200,000 shares of common stock to a related party founder and 500,000 shares of common stock to an affiliate.  The purchasers were accredited investors and the issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act. The Company did not pay any commissions or finder’s fees in these transactions and we are using the proceeds for working capital.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

No.	Description
10.19	Website Purchase Agreement dated January 2, 2014 by and between Bright Mountain Holdings, Inc., and Dale B. “Chip” DeBlock, Leoaffairs.com, Fireaffairs.com, and Teacheraffairs.com *
10.20	Website Purchase Agreement dated March 3, 2014 by and between Bright Mountain Holdings, Inc., and Chase Holfelder *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

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

BRIGHT MOUNTAIN HOLDINGS, INC.

May 13, 2014	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

Mary 13, 2014	By:	/s/ Annette Casacci
Annette Casacci, Chief Financial Officer