Form 10-Q
period 2014-06-30
Bright Mountain Acquisition Corp
filed 2014-08-12
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 3014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54887

Bright Mountain Acquisition Corporation

(Exact name of registrant as specified in its charter)

Florida	27-2977890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Congress Avenue, Suite 2250, Boca Raton, Florida  33487

(Address of principal executive offices)(Zip Code)

561-998-2440
(Registrant's telephone number, including area code)

Bright Mountain Holdings, Inc.
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

As of August 8, 2014 the issuer had 33,303,234 shares of its common stock issued and 32,943,234 shares of its common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our limited operating history,
•	our history of losses and our ability to continue as a going concern,
•	our ability to raise capital,
•	managing our expected growth,
•	possibly inadvertent infringement of third parties intellectual property rights,
•	dependence on Chief Executive Officer and our ability to hire qualified personnel,
•	our ability to effectively compete,
•	our acquisition strategy,
•	the illiquid nature of our common stock,
•	the impact of Federal securities laws on the trading in our common stock once a market is established,
•	control of our company by our management,
•	our corporate governance practices,
•	dilution to our shareholders from the conversion of outstanding shares of preferred stock and the payment of dividends on those shares in shares of our common stock, and
•	the ability of our board of directors to issue shares of our blank check preferred stock.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain", the “Company,” "we", "us", "our" and similar terms refer to Bright Mountain Acquisition Corporation, a Florida corporation formerly known as Bright Mountain Holdings, Inc., and its subsidiaries. In addition, when used in this report, “second quarter of 2014” refers to the three months ended June 30, 2014, “second quarter of 2013” refers to the three months ended June 30, 2013, “2014” refers to the year ending December 31, 2014 and “2013” refers to the year ended December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.thebright.com is not part of this report.

All share and per share information in this report gives effect to the 1.8 for 1 forward stock split of our common shares on June 26, 2013.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets
Cash	$578,188	$1,162,632
Accounts Receivable	4,350	572
Prepaid Costs and Expenses	36,525	42,201
Inventories	522,189	303,318
Total Current Assets	1,141,252	1,508,723
Fixed Assets, net	36,684	34,499
Website Acquisition Assets, net	342,095	42,944
Other Assets	14,700	14,700
Total Assets	$1,534,731	$1,600,866
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$176,279	$182,867
Premium Finance Loan Payable	3,176	26,974
Total Liabilities	179,455	209,841

Commitments and contingencies (Note 7)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 2,600,000 issued and 1,500,000 outstanding respectively
Series A, 2,000,000 shares designated, 1,600,000 and 1,500,000 shares issued and outstanding	16,000	15,000
Series B, 1,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $.01, 324,000,000 shares authorized, 33,303,234 issued 32,943,234 outstanding, and 32,007,000 issued 31,647,000 outstanding, respectively	333,032	320,070
Treasury Stock (360,000 shares)	(2,501)	(2,501)
Additional paid-in-capital	4,737,344	4,022,481
Accumulated Deficit	(3,738,599)	(2,974,025)
Total shareholders’ equity	1,355,276	1,391,025
Total shareholders liabilities and shareholders’ equity	$1,534,731	$1,600,866

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Product Sales	$226,488	$102,478	$429,318	$172,400
Advertising Revenue	25,305	668	35,845	1,315
Total Revenue	251,793	103,146	465,163	173,715
Cost of sales	179,916	81,942	339,777	139,460
Gross profit	71,877	21,204	125,387	34,255

Selling, general and administrative expenses	477,202	434,110	889,995	754,869

Loss from operations	(405,325)	(412,906)	(764,608)	(720,614)

Other income (expense)
Interest income	14	5	34	11
Interest expense	—	(4,798)	—	(12,093)
Total other income (expense), net	14	(4,793)	34	(12,082)
Net Loss	$(405,311)	$(417,699)	$(764,574)	$(732,696)

Preferred stock dividends
Series A & Series B preferred	—	—	10,617	—
Total preferred stock dividends	—	—	10,617	—
Net loss attributable to common shareholders	$(405,311)	$(417,699)	$(775,191)	$(732,696)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding - Basic and diluted	35,033,234	29,261,000	34,668,006	28,497,900

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

 (formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2014

(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Equity
Balance -December 31, 2013	2,500,000	$25,000	31,647,000	$320,070	$4,022,481	$(2,501)	$(2,974,025)	$1,391,025
Common stock issued for cash ($.50/share) pursuant to exercised stock option grant			50,000	500	24,500			25,000
Common stock issued for services ($.50/share)			25,000	250	12,250			12,500
Sale of common stock for cash ($.50/share) pursuant to Subscription Agreement			1,200,000	12,000	588,000			600,000
Sale of Series A preferred stock for cash ($.50/share) pursuant to Subscription Agreement	100,000	1,000			49,000			50,000
Common stock issued for 10% dividend payment pursuant to Series A & B preferred stock Subscription Agreements			21,234	212	(212)			—
Stock option compensation expense					41,325			41,325
Net loss for the six months ended June 30, 2014							(764,574)	(764,574)
Balance - June 30, 2014	2,600,000	$26,000	32,943,234	$333,032	$4,737,344	$(2,501)	$(3,738,599)	$1,355,276

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2014

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net Loss	$(764,574)	$(732,696)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,332	3,818
Amortization	52,849	—
Stock option compensation expense	41,325	10,159
Common stock issued for services	12,500	140,000
Changes in operating assets and liabilities:
Accounts Receivable	(3,778)	—
Inventory	(218,871)	(99,642)
Prepaid costs and expenses	5,676	(2,103)
Other assets	—	(10,944)
Accounts payable	(6,588)	65,562
Accrued expenses	—	(3,971)
Net cash used in operating activities	(876,129)	(629,817)
Cash flows from investing activities:
Purchase of fixed assets	(7,517)	(2,478)
Purchase of websites	(352,000)	—
Net cash used in investing activities	(359,517)	(2,478)
Cash flows from financing activities:
Sale of common stock	625,000	841,500
Sale of Preferred stock	50,000	—
Payments on premium finance loan	(23,798)	(7,377)
Principal repayments-LT debt from related parties	—	(7,306)
Net cash provided by financing activities	651,202	826,817
Net increase (decrease) in cash	(584,444)	194,522
Cash at beginning of period	1,162,632	336,684
Cash at end of period	$578,188	$531,206

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$—	$12,093
Income Taxes	$—	$—
Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$—	$15,659
Conversion of related party notes to common stock	$—	$286,000

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Bright Mountain Acquisition Corporation, formerly known as Bright Mountain Holdings, Inc., (“BMAQ” or the “Company,” “we,” “us,” “our”, “Bright Mountain”) is a Florida corporation formed on May 20, 2010.  Its wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011.

Bright Mountain plans to grow its business through organic growth and acquisitions.  The Bright Mountain strategy is to concentrate its marketing and development to veterans and first responders, including law enforcement, and firemen.

Our websites contain a number of sections with a vast amount of mission group oriented information including originally written news content, blogs, forums, career information, and video.  Bright Mountain Acquisition Corporation’s websites are:

•	Bootcamp4me.com (military);
•	Bootcamp4me.org (military);
•	Brightwatches.com;
•	Coastguardnews.com
•	Fdcareers.com;
•	Fireaffairs.com (first responders);
•	Leoaffairs.com (law enforcement personnel);
•	PopularMilitary.com;
•	Teacheraffairs.com;
•	Thebravestonline.com (first responders);
•	Thebright.com;
•	Wardocumentaryfilms.com (military);
•	Welcomehomeblog.com (military); and
•	360fire.com (first responders);

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the six months ended June 30, 2014, and the financial position as of June 30, 2014 have been made. The results of operations for such interim period is not necessarily indicative of the operating results expected for the full year.

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bright Mountain LLC and The Bright Insurance Agency, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets, valuation of equity based transactions, and the valuation allowance on deferred tax assets.

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

•

Advertising revenue is received directly from companies who pay the Company a monthly fee for advertising space.

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

Website Development Costs

The Company accounts for its website development costs in accordance with ASC 350-50, “Website Development Costs”. These costs, if any, are included in intangible assets in the accompanying consolidated financial statements or expensed immediately if the Company cannot support recovery of these costs from positive future cash flows.

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

As of June 30, 2014 and 2013, all internally generated website costs have been expensed.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Advertising, Marketing and Promotion

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended June 30, 2014 and the six months ended June 30, 2013, advertising, marketing and promotion expense was $68,873 and $31,845 respectively.

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

As of June 30, 2014, tax years 2013, 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  As of June 30, 2014 and 2013 there were approximately 1,470,000 and 1,152,000 common stock equivalent shares outstanding as stock options, respectively and 2,600,000 and 0 common stock equivalents from the conversion of preferred stock, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Risk and Uncertainty

In accordance with the provisions of ASC 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810 Consolidation”, the Company is required to report significant risk and uncertainties that could significantly affect the amounts reported in the financial statements in the near term.  The Company is required to disclose risks and uncertainty existing in the areas of (1) nature of operations, (2) use of estimates in the preparation of financial statements, (3) significant estimates, and (4) current vulnerability due to concentrations.  The required disclosures are placed in diverse parts of these financial statements and notes.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2014 and 2013.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  We have elected to adopt the provisions of this ASU early, accordingly all of the past disclosures and presentations on development stage accounting have been eliminated.

We have evaluated all other recent accounting pronouncements, which are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss attributable to common shareholders of $775,191 and used cash in operating activities of $876,129 for the six months ended June 30, 2014. The Company had an accumulated deficit of $3,738,599 at June 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

Management plans to continue to raise additional capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – BUSINESS ACQUISITIONS

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2013, on January 2, 2014, the Company entered into an agreement to purchase Leoaffairs.com, Fireaffairs.com, and Teacheraffairs.com for $100,000 (the “Websites”).  Payment terms for the acquisition of the Websites was $100,000 at closing. Additionally, the Company agreed to pay $4,167 per month, beginning February 1, 2014 and continuing monthly for 36 months, ending January 1, 2017 for management services. The agreement included a provision wherein the seller will receive stock options to purchase 50,000 shares of the Company’s common stock at closing. The agreement also includes a goal oriented incentive plan wherein the seller will have the opportunity to earn up to either a total of $50,000 or 50,000 stock options for each of the years 2014, 2015, and 2016 for achieving specific traffic goals. The Company recorded the fair value of the contingency at $0 on January 2, 2014 and $0 as of June 30, 2014.  The acquisition was accounted for following ASC 805 “Business Combination”. The operations of the Websites prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.  There were no costs of acquisition incurred as a result of the Websites’ purchase.

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

On May 2, 2014, the Company entered into a Website Asset Purchase and Management Agreement to acquire FDcareers.com for $52,000.  The payment terms were $52,000 payable on May 2, 2014 for the website plus $13,000 on May 2, 2014 for management services and consulting fees for the Seller’s maintenance of the Website for the month May 2014 and for training during the months of June and July 2014.  The acquisition was accounted following ASC 805 “Business Combination”. The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.  There were no costs of acquisition incurred as a result of this website purchase.

NOTE 4 – INVENTORIES

At June 30, 2014 and December 31, 2013 inventories consisted of the following:

	June 30,	December 31,
	2014	2013
Product Inventory: Books	$591	$1,383
Product Inventory: Clocks & Watches	519,542	300,210
Product Inventory: Art	885	885
Product Inventory: Jewelry	333	508
Product Inventory: Other Inventory	838	332
Total Inventory Balance	$522,189	$303,318

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2014 and December 31, 2013 property and equipment consists of the following:

	June 30,	December 31,	Depreciable Life
	2014	2013	(Years)
Furniture & Fixtures	$26,763	$23,921	7
Computer Equipment	37,975	33,300	5
Total Fixed Assets	64,738	57,221
Less: Accumulated Depreciation	(28,054)	(22,722)
Total Fixed Assets, net	$36,684	$34,499

Depreciation expense was $5,332 and $3,818 for the six months ended June 30, 2014 and June 30, 2013, respectively.

NOTE 6 – INTANGIBLE ASSETS

Website acquisition assets at June 30, 2014 and December 31, 2013, consists of the following:

	June 30,	December 31,
	2014	2013
Website Acquisition Assets	$394,944	$42,944
Less: Accumulated Amortization	(52,849)	—
Total Website Acquisition Assets, net	$342,095	$42,944

Amortization expense was $52,849 and $0 for the six months ended June 30, 2014 and June 30, 2013, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Lease Commitment

Leases

The Company leases its offices at 6400 Congress Avenue, Suite 2250, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement, which contains renewal options and no escalations for the lease term. The lease, which was entered into on January 3, 2011, is for approximately 2,000 square feet for a term of 39 months in Boca Raton, Florida at a base rent of approximately $4,000 per month and required payment of a security deposit of $3,700. On September 30, 2013, the Company entered into a lease amendment wherein the Company leased Suite 1200 for an additional 1,017 square feet for a term of 39 months with a termination date of December 31, 2016. An additional security deposit of $1,000 was paid upon execution of the lease amendment. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water.

The Company’s lease for Suite 2250 expired March 31, 2014. The Company anticipates executing a new lease for Suite 2050. As of today, the Company has not signed a new lease and is on a month-to-month lease.

Rent expense for the six months ended June 30, 2014 and 2013 was $35,660 and $21,518 respectively.

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the six months ended June 30, 2014 and 2013, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

All expenses and liabilities relating to such contracts were recorded in accordance with GAAP during all periods presented in the accompanying consolidated financial statements.

The Company entered into an Executive Employment Agreement with our Chief Executive Officer, with an effective date of June 1, 2014. Under the terms of this agreement, the Company will compensate the Chief Executive Officer with a base salary of $75,000 annually, and he is entitled to receive discretionary bonuses as may be awarded by the Company’s Board of Directors from time to time. The initial term of the agreement is three years, and the Company may extend it for an additional one-year period upon written notice at least 180 days prior to the expiration of the term.

The agreement will terminate upon the Chief Executive Officer’s death or disability. In the event of a termination upon his death, the Company is obligated to pay his beneficiary or estate an amount equal to one year base salary plus any earned bonus at the time of his death. In the event the agreement is terminated as a result of his disability, as defined in the agreement, he is entitled to continue to receive his base salary for a period of one year. The Company is also entitled to terminate the agreement either with or without case, and the Chief Executive Officer is entitled to voluntarily terminate the agreement upon one year’s notice to the Company. In the event of a termination by the Company for cause, as defined in the agreement, or voluntarily by the Chief Executive Officer, the Company is obligated to pay him the base salary through the date of termination. In the event the Company terminates the agreement without cause, the Company is obligated to give him one years’ notice of the Company’s intent to terminate and, at the end of the one year period, pay an amount equal to two times his annual base salary together with any bonuses which may have been earned as of the date of termination. A constructive termination of the agreement will also occur if the Company materially breaches any term of the agreement or if a successor company to Bright Mountain Acquisition Corporation fails to assume the Company’s obligations under the employment agreement. In that event, the Chief Executive Officer will be entitled to the same compensation as if the Company terminated the agreement without cause.

The employment agreement contains customary non-compete and confidentiality provisions. The Company also agreed to indemnify the Chief Executive Officer pursuant to the provisions of the Company’s Amended and Restated Articles of Incorporation and Restated By-laws.

The foregoing description of the terms and conditions of the employment agreement with the Chief Executive Officer is qualified in its entirety by reference to the agreement, which was filed as an Exhibit and available on the Company’s Form 8-K as filed with the Securities and Exchange Commission on June 3, 2014.

NOTE 8 – RELATED PARTIES

During the six months ended June 30, 2014, a related party founder purchased 300,000 shares of the Company’s common shares for $150,000.

During the six months ended June 30, 2014, a related party purchased 500,000 shares of the Company’s common shares for $250,000.

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series A Convertible Preferred Stock (“Series A Stock”) and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2014 there were 17,398 shares of common stock dividends owed and due to the Series A Stockholders of record as dividends on the Series A Stock.  On January 10, 2014, the Company issued 17,398 shares of common stock due Series A Stockholders.  As of June 30, 2014, there were 74,083 shares of common stock dividends owed but not due until the tenth business day of January 2015 to the Series A Stockholders as dividends on the Series A Stock.

During the six months ended June 30, 2014, the Company raised additional capital of $50,000 through issuance of 100,000 shares of its Series A Stock pursuant to the same private placement.

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock (“Series B Stock”) and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series B Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of common stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2014 there were 3,836 shares of common stock owed and due to the Series B stockholders as dividends on the Series B Stock.  On January 10, 2014, the Company issued 3,836 shares of common stock due Series B Stockholder.  As of June 30, 2014, there were 46,302 shares of common stock owed but not due until the tenth business day of January 2015 to the Series B Stockholder as dividends on the Series B Stock.

Series A and B Stock are also subject to adjustment of the conversion terms due to future mergers, sales and stock splits, if any.

Common Stock

A)	Stock Issued for cash

The Company has authorized 324,000,000 shares of common stock with a par value of $0.01.

During the six months ended June 30, 2014, the Company issued 50,000 shares of its common stock in connection with the exercise of a stock option granted to an outside consultant and received $25,000 based on the exercise price of $0.50 per common share.

During the six months ended June 30, 2014, the Company raised additional capital through issuance of common stock pursuant to a private placement whereby $600,000 in capital was raised through the issuance of 1,200,000 shares of common stock at $0.50 per share.

B)	Stock issued for services

On April 21, 2014, the Company issued to an attorney 25,000 shares of the Company’s common stock at $0.50 per share, or $12,500, for services rendered.  The Company valued these common shares based on the price recent investors paid for common shares pursuant to a private placement.

C)	Stock issued for dividends

During the six months ended June 30, 2014, the Company issued 21,234 shares of its common stock as dividends to the holders of its Series A Stock and Series B Stock.  Holders of the Series A and Series B Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each ten shares of Series A or Series B Stock. Dividends shall be payable annually the tenth business day of January (see Note 9 Preferred Stock).

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

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The purpose of the 2011 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2011 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company had reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2011 Plan to any individual during any calendar year shall be 180,000 shares. The Company’s board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2011 Plan, as may be determined by the Committee and specified in the grant instrument. As of June 30, 2014, 0 shares were remaining under the 2011 Plan for future issuance.

On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The purpose of the 2013 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2013 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. The Company’s board of directors will administer the 2013 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2013 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2013 Plan, as may be determined by the Committee and specified in the grant instrument.  As of June 30, 2014, 260,000 shares were remaining under the 2013 Plan for future issuance.

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

The Company recorded $41,325 and $10,159 stock option expense for the six months ended June 30, 2014 and June 30, 2013 respectively in connection with all options.

As of June 30, 2014 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $63,983 to be recognized through June 2018.

A summary of the Company’s stock option activity during the six months ended June 30, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2013	1,420,000	$0.23	8.2	$495,200
Granted	100,000	0.50	—	—
Exercised	(50,000)	0.50	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, June 30, 2014	1,470,000	$0.24	7.7	$379,980
Exercisable at June 30, 2014	750,600	$0.17	7.0	$248,040

NOTE 10 – CONCENTRATIONS

The Company purchases a substantial amount of its products from two vendors; Vendor A and Vendor B. During the six months ended June 30, 2014, these two vendors accounted for 64% and 29%, respectively of total products purchased. Although we continue to expand our product line and vendor relationships, due to the high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company’s operations.

The Company sells many of its products through various distribution portals, which include Amazon and EBay. During the six months ended June 30, 2014, these two portals accounted for 84% and 16%, respectively of our total product sales. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company’s operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company’s operations and cash flow. The Company established an account with a payment processor as an alternate portal for receiving payments for our products sold.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2014 and December 31, 2013, respectively, the Company had cash balances above the FDIC insured limit of $168,427 and $716,847 respectively. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the six months ended June 30, 2014 and 2013, a large portion of the Company’s funding was provided by the sale of shares of the Company’s common stock to related parties.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2014, the Company entered into a Website Asset Purchase and Management Agreement to acquire PopularMilitary.com on July 1, 2014.  The Company purchased PopularMilitary.com for $100,000.  The payment terms was $100,000 payable on July 1, 2014 for the website.  A copy of the agreement is filed as exhibit 10.22 to this report.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Bright Mountain was organized in May 2010.  The Company plans to grow its business through organic growth and acquisitions concentrating in the veterans and first responder demographic.  We own, acquire and manage websites which are customized to provide our niche users, including military, law enforcement and first responders with information and news that is of interest to them.

Bright Mountain websites at December 31, 2013 included:

•	Bootcamp4me.com
•	Bootcamp4me.org
•	Brightwatches.com
•	Coastguardnews.com
•	Thebravestonline.com
•	TheBright.com
•	Wardocumentaryfilms.com
•	360fire.com

During 2014, we have continued to expand our operations through the acquisition of:

•	FDCareers.com
•	Fireaffairs.com
•	Leoaffairs.com
•	PopularMilitary.com
•	Teacheraffairs.com
•	Welcomehomeblog.com

Growth and retention of user traffic is paramount to our Company’s future success. We are undertaking specific actions to develop user traffic, including:

•	continued acquisition of websites related to the Company’s core mission;
•	adding more video;
•	growth of social media audiences;
•	increased emphasis on mobile traffic; and
•	increasing quality control.

Bright Mountain has grown from one website in March 2013 to 14 websites today.

Although our cash operating expenses increased by 18% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, our total revenue increased by 144% and our gross profit increased by 239% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Further, advertising revenue increased 36 times for the quarter ended June 30, 2014 as compared to the three months ended June 30, 2013. These rises are being powered by site traffic increases of over 16 times for the three months ending June 30, 2014 as compared to the three months ending June 30, 2013 as a result of organic growth and acquisitions.  Visits to the Company’s websites increased to approximately 2,000,000 for the quarter ended June 30, 2014 compared to approximately 121,000 for the quarter ended June 30, 2013 as a result of organic growth and acquisitions.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses attributable to common shareholders of $775,191 and used cash in operating activities of $876,129 for the six months ended June 30, 2014 as compared to net losses attributable to common shareholders of $732,696 and cash used in operating activities of $629,817 for the six months ended June 30, 2013. The Company had an accumulated deficit of $3,738,599 as of June 30, 2014. The report of our independent registered public accounting firm on our consolidated balance sheets at December 31, 2013, contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

Revenue: The Company’s total revenues for the three months ended June 30, 2014 increased 144% as compared to the three months ended June 30, 2013 and total revenue for the six months ended June 30, 2014 increased 168% as compared to the six months ended June 30, 2013. Our revenues consist primarily of product sales (approximately 90% of total revenue for the three months ended June 30, 2014), and to a lesser extent services.  The increase in our product sales reflects the impact of expanded product inventory and increased visitor traffic.  We also increased our revenue from services, which consists of advertising and subscriptions.  The increase reflects the impact of increased visitor traffic as a result of additional websites acquired and organic growth.

Cost of sales: Cost of sales as a percentage of total revenues was 71% for the three months ended June 30, 2014 as compared to 79% for the three months ended June 30, 2013 and cost of sales for the six months ended June 30, 2014 was 73% as compared to 80% for the six months ended June 30, 2013.  Our gross profit margins increased to 29% for the three months ended June 30, 2014 as compared to 21% for the three months ended June 30, 2013 and 27% for the six months ended June 30, 2014 as compared to 20% for the six months ended June 30, 2013.  The reductions in cost of sales, resulting in increased gross profit margins, is primarily attributed to expanded product lines, strengthened purchasing power, and increased sales.

Selling, general and administrative expenses: The Company’s selling, general and administrative expenses for the three months ended June 30, 2014 increased 10% from the three months ended June 30, 2013.  Selling, general and administrative expenses increased by 18% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in selling, general and administrative expenses can be attributed to ongoing implementation of the Company’s business plan and our need to add employees to manage our growth. The following expenses represent the material increases in our selling, general and administrative expenses for the three and six months ended June 30, 2014 from the comparable period in 2013;

•	payroll, payroll taxes, and employee medical expense increased by $67,498 and $109,539 for the three and six months ended June 30, 2014;
•	rent increased by $8,078 and $14,142 for the three and six months ended June 30, 2014;
•	stock based, non-cash compensation increased by $21,451 and $31,166 for the three and six months ended June 30, 2014;
•	advertising and marketing expense increased by $3,843 and $37,028 for the three and six months ended June 30, 2014; and
•	non-cash amortization expense, which represents amortization of the Company’s website acquisition assets, increased by $21,381 and $52,849 for the three and six months ended June 30, 2014.

Our cash operating expenses for the three months ended June 30, 2014 increased by 18% from the three months ended June 30, 2013.  The Company’s cash operating expenses for the six months ended June 30, 2014 increased by 16% from the six months ended June 30, 2013. We anticipate that our operating expenses for the remainder of 2014 will increase from a monthly cash average of $132,000 to an approximate monthly cash average of $140,000 per month. This increase in anticipated operating expenses will be primarily affected by our need to add employees to manage our continuous growth.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2014 we had approximately $578,188 in cash and cash equivalents and working capital of $961,797, as compared to cash and cash equivalents of approximately $1,162,632 and working capital of $1,298,882 at December 31, 2013. Our principal sources of operating capital have been equity financings and loans from related parties. During the six months ended June 30, 2014 we raised $650,000 in capital through the sale of our securities, and an additional $25,000 from exercised stock options.

We continue to use our working capital to purchase additional websites.  During the six months ended June 30, 2014, the Company spent approximately $352,000 for the purchase of Leoaffairs.com, Fireaffairs.com, Teacheraffairs.com, Welcomehomeblog.com, and FDCareers.com.  Presently, our average monthly operating overhead is approximately $148,000 of which, approximately $132,000 is cash operating overhead. We intend to increase our average monthly cash operating overhead to $140,000 if we are able to raise additional capital with the initial proceeds being used for an increase in general and administrative expenses, branding, marketing, advertising and promotion, ongoing website development and operations and inventory. In the absence of additional funding, we will need to decrease our expenses, which will adversely impact on our plan of operations.

While we generated revenues of approximately $465,000 for the six months ended June 30, 2014, we do not anticipate that we will generate sufficient income to fund our operations for the next 12 months and we will need to raise additional working capital of at least $1,000,000. We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Cash flows

Net cash flows used in operating activities was $876,129 for the six months ended June 30, 2014 as compared to $629,817 used in operating activities for the six months ended June 30, 2013. In the six months ended June 30, 2014 we used cash primarily to fund our net loss of $764,574, acquisitions of websites of $352,000, and increases in our inventory of more than $218,871. The increase in our inventory of 72% at June 30, 2014 from December 31, 2013 reflects both increased inventory related to an expansion of product lines as well as timing of shipments of additional inventory.

Net cash flows used in investing activities was $359,517 for the six months ended June 30, 2014 as compared to $2,478 used in investing activities for the six months ended June 30, 2013 due to the purchase of fixed assets and the acquisition of websites.

Net cash flows provided from financing activities was $651,202 for the six months ended June 30, 2014 as compared to $826,817 for the six months ended June 30, 2013. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Recent accounting pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  We have elected to adopt the provisions of this ASU early, accordingly all of the past disclosures and presentations on development stage accounting have been eliminated. We have evaluated all other recent accounting pronouncements, which are not expected to have a material impact on the financial statements upon adoption.

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

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting for the period ended June 30, 2014. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

Between April 23, 2014 and June 30, 2014, the Company raised additional capital of $600,000 through sale of an aggregate of 1,200,000 shares of its common stock to five investors at a purchase price of $0.50 per share in private transactions.  Included in these transactions was the sale of 300,000 shares of common stock to a related party founder and 500,000 shares of common stock to an affiliate.  The purchasers were accredited investors and the issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act. The Company did not pay any commissions or finder’s fees in these transactions and we are using the proceeds for working capital.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

No.	Description
10.22	Website Purchase Agreement dated July 1, 2014 by and between Bright Mountain Holdings, Inc., and Thomas Dale Wakefield, Eagle Empire LLC*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION

August 12, 2014	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

August 12, 2014	By:	/s/ Annette Casacci
Annette Casacci, Chief Financial Officer