Form 10-Q
period 2014-09-30
Bright Mountain Acquisition Corp
filed 2014-11-12
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487

(Address of principal executive offices)(Zip Code)

561-998-2440
(Registrant's telephone number, including area code)

Bright Mountain Holdings, Inc.
(Former name, former address and former fiscal year, if changed since last report) 6400 Congress Avenue, Suite 2250, Boca Raton, FL 33487

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

As of November 12, 2014 the issuer had 33,160,734 shares of its common stock issued and 32,800,734 shares of its common stock outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain", the “Company,” "we", "us", "our" and similar terms refer to Bright Mountain Acquisition Corporation, a Florida corporation formerly known as Bright Mountain Holdings, Inc., and its subsidiaries. In addition, when used in this report, “third quarter of 2014” refers to the three months ended September 30, 2014, “third quarter of 2013” refers to the three months ended September 30, 2013, “2014” refers to the year ending December 31, 2014 and “2013” refers to the year ended December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.bmaq.com is not part of this report.

All share and per share information in this report gives effect to the 1.8 for 1 forward stock split of our common shares on June 26, 2013.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets
Cash	$380,114	$1,162,632
Accounts Receivable	2,822	572
Prepaid Costs and Expenses	40,833	42,201
Inventories	651,157	303,318
Total Current Assets	1,074,926	1,508,723
Fixed Assets, net	35,844	34,499
Website Acquisition Assets, net	519,183	42,944
Other Assets	22,580	14,700
Total Assets	$1,652,533	$1,600,866
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$208,684	$182,867
Premium Finance Loan Payable	15,465	26,974
Total Liabilities	224,149	209,841

Commitments and contingencies (Note 8)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 2,600,000 issued and 1,500,000 outstanding respectively
Series A, 2,000,000 shares designated, 1,600,000 and 1,500,000 shares issued and outstanding	16,000	15,000
Series B, 1,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding	10,000	10,000
Series C, 2,000,000 shares designated, 700,000 and 0 shares issued and outstanding	7,000	—
Common stock, par value $.01, 324,000,000 shares authorized, 33,413,234 issued 33,053,234 outstanding, and 32,007,000 issued 31,647,000 outstanding, respectively	334,132	320,070
Treasury Stock (360,000 shares)	(2,501)	(2,501)
Additional paid-in-capital	5,147,317	4,022,481
Accumulated Deficit	(4,083,564)	(2,974,025)
Total shareholders’ equity	1,428,384	1,391,025
Total liabilities and shareholders’ equity	$1,652,533	$1,600,866

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Product Sales	$245,812	$150,747	$675,130	$323,147
Advertising Revenue	31,031	1,023	66,876	2,338
Total Revenue	276,843	151,770	742,006	325,485
Cost of sales	186,611	115,532	526,387	254,992
Gross profit	90,232	36,238	215,619	70,493

Selling, general and administrative expenses	435,204	295,024	1,325,199	1,049,893

Loss from operations	(344,972)	(258,786)	(1,109,580)	(979,400)

Other income (expense)
Interest income	7	9	41	20
Interest expense	—	—	—	(12,093)
Total other income (expense), net	7	9	41	(12,073)
Net Loss	$(344,965)	$(258,777)	$(1,109,539)	$(991,473)

Preferred stock dividends
Series A & Series B & Series C preferred	—	—	10,617	—
Total preferred stock dividends	—	—	10,617	—
Net loss attributable to common shareholders	$(344,965)	$(258,777)	$(1,120,156)	$(991,473)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding - Basic and diluted	33,053,785	31,622,055	32,474,590	29,555,904

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

 (formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2014

(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Equity
Balance -December 31, 2013	2,500,000	$25,000	31,647,000	$320,070	$4,022,481	$(2,501)	$(2,974,025)	$1,391,025
Common stock issued for cash ($.50/share) pursuant to exercised stock option grant			50,000	500	24,500			25,000
Common stock issued for services ($.50/share)			25,000	250	12,250			12,500
Common stock issued for services ($.75/share)			10,000	100	7,400			7,500
Sale of common stock for cash ($.50/share) pursuant to Subscription Agreement			1,300,000	13,000	637,000			650,000
Sale of Series A preferred stock for cash ($.50/share) pursuant to Subscription Agreement	100,000	1,000			49,000			50,000
Sale of Series C preferred stock for cash ($.50/share) pursuant to Subscription Agreement	700,000	7,000			343,000			350,000
Common stock issued for 10% dividend payment pursuant to Series A & B preferred stock Subscription Agreements			21,234	212	(212)			—
Stock option compensation expense					51,898			51,898
Net loss for the nine months ended September 30, 2014							(1,109,539)	(1,109,539)
Balance - September 30, 2014	3,300,000	$33,000	33,053,234	$334,132	$5,147,317	$(2,501)	$(4,083,564)	$1,428,384

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net Loss	$(1,109,539)	$(991,473)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8,220	5,945
Amortization	95,761	—
Stock option compensation expense	51,898	30,616
Common stock issued for services	20,000	145,000
Changes in operating assets and liabilities:
Accounts Receivable	(2,250)	—
Inventory	(347,839)	(189,721)
Prepaid costs and expenses	1,368	(3,382)
Other assets	(7,880)	(18,944)
Accounts payable	25,818	94,349
Accrued expenses	—	(20,134)
Net cash used in operating activities	(1,264,443)	(947,744)
Cash flows from investing activities:
Purchase of fixed assets	(9,566)	(7,853)
Purchase of websites	(572,000)	—
Net cash used in investing activities	(581,566)	(7,853)
Cash flows from financing activities:
Sale of common stock	675,000	841,500
Sale of Preferred stock	400,000	—
Repurchase of common stock	—	(2,501)
Payments on premium finance loan	(11,509)	(14,738)
Principal repayments-LT debt from related parties	—	(7,305)
Net cash provided by financing activities	1,063,491	816,956
Net decrease in cash	(782,518)	(138,641)
Cash at beginning of period	1,162,632	336,684
Cash at end of period	$380,114	$198,043

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$—	$12,093
Income Taxes	$—	$—
Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$—	$19,289
Conversion of related party notes to common stock	$—	$286,000

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Bright Mountain plans to grow its business through organic growth and acquisitions.  The Bright Mountain strategy is to concentrate its marketing and development primarily to veterans and public safety audiences.

Our websites contain a number of sections with a vast amount of mission group oriented information including originally written news content, blogs, forums, career information, and video.  Bright Mountain Acquisition Corporation’s websites are:

•	Bootcamp4me.com;
•	Bootcamp4me.org;
•	Brightwatches.com;
•	Coastguardnews.com
•	Fdcareers.com;
•	Fireaffairs.com;
•	Gopoliceblotter.com;
•	Leoaffairs.com;
•	PopularMilitary.com;
•	Teacheraffairs.com;
•	Thebravestonline.com;
•	Thebright.com;
•	Wardocumentaryfilms.com;
•	Welcomehomeblog.com; and
•	360fire.com

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the nine months ended September 30, 2014, and the financial position as of September 30, 2014 have been made. The results of operations for such interim period is not necessarily indicative of the operating results expected for the full year.

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

•

Subscription revenues are generated by the sale of access to career postings on one of our websites. The term of the subscriptions range from one month to twelve months.  Revenues are recognized, on a net basis, over the term of the subscription period.  All sales are final per the subscription Terms of Use.

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

As of September 30, 2014 and 2013, all internally generated website costs have been expensed.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations, the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

Advertising, Marketing and Promotion

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the nine months ended September 30, 2014 and the nine months ended September 30, 2013, advertising, marketing and promotion expense was $83,069 and $41,758 respectively.

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

As of September 30, 2014, tax years 2013, 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  As of September 30, 2014 and 2013 there were approximately 1,500,000 and 1,360,000 common stock equivalent shares outstanding as stock options, respectively and 3,300,000 and 0 common stock equivalents from the conversion of preferred stock, respectively. Equivalent shares were not utilized, as the effect is anti-dilutive.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any reportable operating segments as of September 30, 2014 and 2013.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  We have elected to adopt the provisions of this ASU early; accordingly all of the past disclosures, prior to June 30, 2014 reporting period, and presentations on development stage accounting have been eliminated.

We have evaluated all other recent accounting pronouncements, which are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss attributable to common shareholders of $1,120,156 and used cash in operating activities of $1,264,443 for the nine months ended September 30, 2014. The Company had an accumulated deficit of $4,083,564 at September 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

NOTE 3 – BUSINESS ACQUISITIONS

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2013, on January 2, 2014, the Company entered into an agreement to purchase Leoaffairs.com, Fireaffairs.com, and Teacheraffairs.com for $100,000 (the “Websites”).  Payment terms for the acquisition of the Websites was $100,000 at closing. Additionally, the Company agreed to pay $4,167 per month, beginning February 1, 2014 and continuing monthly for 36 months, ending January 1, 2017 for management services. The agreement included a provision wherein the seller will receive stock options to purchase 50,000 shares of the Company’s common stock at closing. The agreement also includes a goal oriented incentive plan wherein the seller will have the opportunity to earn up to either a total of $50,000 or 50,000 stock options for each of the years 2014, 2015, and 2016 for achieving specific traffic goals. The Company recorded the fair value of the contingency at $0 on January 2, 2014 and $0 as of September 30, 2014.  The acquisition was accounted for following ASC 805 “Business Combination”. The operations of the Websites prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.  There were no costs of acquisition incurred as a result of the Websites’ purchase.

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

On September 15, 2014, the Company entered into a Website and Product Business Asset Purchase Agreement to acquire LEWTFM.com, LEWTFM.3dcartstores.com, and Police Blotter and its related Product Business for $120,000 at closing.  The purchase of the Product Business does not include any manufacturing equipment, inventory, cash, or accounts receivable.  The acquisition was accounted following ASC 805 “Business Combination”. The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information will not be presented.  There were no costs of acquisition incurred as a result of this website purchase.  Additionally, the Company agreed to pay $1,000 per month, beginning October 15, 2014 and continuing monthly for 30 months, ending March 15, 2017 for consulting services.

NOTE 4 – INVENTORIES

At September 30, 2014 and December 31, 2013 inventories consisted of the following:

	September 30,	December 31,
	2014	2013
Product Inventory: Books	$591	$1,383
Product Inventory: Clocks & Watches	648,520	300,210
Product Inventory: Art	885	885
Product Inventory: Jewelry	323	508
Product Inventory: Other Inventory	838	332
Total Inventory Balance	$651,157	$303,318

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2014 and December 31, 2013 property and equipment consists of the following:

	September 30,	December 31,	Depreciable Life
	2014	2013	(Years)
Furniture & Fixtures	$26,762	$23,921	7
Computer Equipment	40,024	33,300	5
Total Fixed Assets	66,786	57,221
Less: Accumulated Depreciation	(30,942)	(22,722)
Total Fixed Assets, net	$35,844	$34,499

Depreciation expense was $8,220 and $5,945 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

NOTE 6 – INTANGIBLE ASSETS

Website acquisition assets at September 30, 2014 and December 31, 2013, consists of the following:

	September 30,	December 31,
	2014	2013
Website Acquisition Assets	$614,944	$42,944
Less: Accumulated Amortization	(95,761)	—
Total Website Acquisition Assets, net	$519,183	$42,944

Amortization expense was $95,761 and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

NOTE 7 – PREMIUM FINANCE LOAN PAYABLE

Premium finance loans payable related to the financing of the Company’s Error & Omission (E&O) insurance coverage for the period September 6, 2014 through September 6, 2015.  The Company financed $15,465 of the total policy premium of $21,817 (including interest and fees of $698) from Pro Premium Finance Company, Inc.  The term of the loan are nine equal payments of $ 1,718 per month beginning October 6, 2014.  The balance due was $15,465 at September 30, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2014 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Lease Commitment

Leases

The Company leases its corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014, is for approximately 2,014 square feet for a term of 36 months in Boca Raton, Florida at a base rent of approximately $3,944 per month for the first twelve months with a 3% escalation each year.  No additional security deposit was required.  Rent is all-inclusive and includes electricity, heat, air-conditioning, and water.   The rent commencement date is October 11, 2014 and will expire on October 10, 2017.

The Company’s prior lease for Suite 2250 expired March 31, 2014.

The Company leases retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a long-term, non-cancellable lease agreement, which contains renewal options.  The lease, which was entered into on August 25, 2014, is for approximately 2,150 square feet for a term of 36 months in Delray Beach, Florida at a base rent of approximately $2,329 per month for the first twelve months with a 3% escalation each year.  A security deposit of $3,865, first month’s prepaid rent of $3,865, and last month’s prepaid rent of $4,015 was paid upon lease execution. The lease is a triple net lease.  Common area maintenance is approximately $1,317 per month for the first twelve months with annual escalations not to exceed 4%.  The rent commencement date is October 1, 2014.

Future anticipated minimum lease payments total approximately $24,023 for the remainder of 2014.

Rent expense for the nine months ended September 30, 2014 and 2013 was $53,490 and $34,901 respectively.

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the nine months ended September 30, 2014 and 2013, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

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

On September 15, 2014, the Company entered into a 12-month Investor Relations Consulting Agreement.  Compensation for services is $5,000 per month and the Company agreed to issue up to 150,000 shares of the Corporation’s common stock for services over the 12-month period to be issued as follows:  37,500 shares to be issued on October, 15, 2014; 37,500 shares to be issued on February 15, 2015; 37,500 shares to be issued on April 15, 2015; and 37,500 shares to be issued on June 15, 2015.  The agreement may be canceled on 60-days written notice with no further payment obligation.

NOTE 9 – RELATED PARTIES

During the nine months ended September 30, 2014, a related party founder purchased 400,000 shares of the Company’s common shares for $200,000.

During the nine months ended September 30, 2014, a related party purchased 500,000 shares of the Company’s common shares for $250,000.

During the nine months ended September 30, 2014, a related party founder purchased 200,000 shares of the Company’s Series C shares for $100,000.

During the nine months ended September 30, 2014, a related party purchased 500,000 shares of the Company’s Series C shares for $250,000.

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series A Convertible Preferred Stock (“Series A Stock”) and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2014 there were 17,398 shares of common stock dividends owed and due to the Series A Stockholders of record as dividends on the Series A Stock.  On January 10, 2014, the Company issued 17,398 shares of common stock due Series A Stockholders.  As of September 30, 2014, there were 113,973 shares of common stock dividends owed but not due until the tenth business day of January 2015 to the Series A Stockholders as dividends on the Series A Stock.

During the nine months ended September 30, 2014, the Company raised additional capital of $50,000 through issuance of 100,000 shares of its Series A Stock pursuant to the same private placement.

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock (“Series B Stock”) and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series B Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of common stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2014 there were 3,836 shares of common stock owed and due to the Series B stockholders as dividends on the Series B Stock.  On January 10, 2014, the Company issued 3,836 shares of common stock due Series B Stockholder.  As of September 30, 2014, there were 71,234 shares of common stock owed but not due until the tenth business day of January 2015 to the Series B Stockholder as dividends on the Series B Stock.

At a meeting of the Board of Directors, held on September 22, 2014, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series C Convertible Preferred Stock (“Series C Stock”) and authorized the issuance of the Series C Stock. Holders of the Series C Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series C Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series C Stock may convert all or part of the Series C Stock into shares of common stock on a share for share basis. Series C Stock shall rank superior to all common stock upon liquidation. Each share of Series C Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. As of September 30, 2014, there were 1,014 shares of common stock owed but not due until the tenth business day of January 2015 to the Series C Stockholder as dividends on the Series C Stock.

During the nine months ended September 30, 2014, the Company raised additional capital of $350,000 through issuance of 700,000 shares of its Series C Stock pursuant to the same private placement.

Series A, B and C Stock are also subject to adjustment of the conversion terms due to future mergers, sales and stock splits, if any.

Common Stock

A)	Stock Issued for cash

The Company has authorized 324,000,000 shares of common stock with a par value of $0.01.

During the nine months ended September 30, 2014, the Company issued 50,000 shares of its common stock in connection with the exercise of a stock option granted to an outside consultant and received $25,000 based on the exercise price of $0.50 per common share.

During the nine months ended September 30, 2014, the Company raised additional capital through issuance of common stock pursuant to a private placement whereby $650,000 in capital was raised through the issuance of 1,300,000 shares of common stock at $0.50 per share.

B)	Stock issued for services

On April 21, 2014, the Company issued to an attorney 25,000 shares of the Company’s common stock at $0.50 per share, or $12,500, for services rendered.  The Company valued these common shares based on the price recent investors paid for common shares pursuant to a private placement.

On September 23, 2014, the Company issued to a consultant 10,000 shares of the Company’s common stock at $0.75 per share, or $7,500, for services rendered.  The Company valued these common shares based on the price recent investors paid for common shares in the OTCQB market.

C)	Stock issued for dividends

During the nine months ended September 30, 2014, the Company issued 21,234 shares of its common stock as dividends to the holders of its Series A Stock and Series B Stock only.  Holders of the Series A, Series B, and Series C Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each ten shares of Series A, Series B, or Series C Stock. Dividends shall be payable annually the tenth business day of January.  Holders of Series C Stock are entitled to payment of 10% dividend payable in shares of the Company’s common stock on the tenth business day of January commencing in 2015.

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

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The purpose of the 2011 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2011 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company had reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2011 Plan to any individual during any calendar year shall be 180,000 shares. The Company’s board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2011 Plan, as may be determined by the Committee and specified in the grant instrument. During the three months ended September 30, 2014 81,000 shares of common stock under the 2011 Plan were forfeited.  As of September 30, 2014, 81,000 shares were remaining under the 2011 Plan for future issuance.

On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The purpose of the 2013 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2013 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. The Company’s board of directors will administer the 2013 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2013 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2013 Plan, as may be determined by the Committee and specified in the grant instrument.  During the three months ended September 30, 2014, 54,000 shares of common stock under the 2013 Plan were forfeited.  As of September 30, 2014, 149,000 shares were remaining under the 2013 Plan for future issuance.

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

On August 22, 2014 the Company granted 25,000 ten-year stock options, which have an exercise price of $0.50 per share to a consultant.  All 25,000 stock options vested on August 22, 2014.  The aggregate fair value on these options was computed at $8,580 or $0.3432 per option.

On September 3, 2014 the Company granted 40,000 ten-year stock options, which have an exercise price of $0.50 per share and cliff vest annually over four years starting in September 2015 to a director.  The aggregate fair value of these options was computed at $13,728 or $0.3432 per option.

On September 17, 2014 the Company granted 100,000 ten-year stock options, which have an exercise price of $0.50 per share and cliff vest annually over four years starting in October 2014 to an employee.  The aggregate fair value of these options was computed at $34,320 or $0.3432 per option.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements.  These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.  The Company recognized share-based compensation expense on a straight-line basis over the requisite service period for each award.  The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the nine months ended September 30, 2014:

Assumptions:
Expected term (years)	6.25
Expected volatility	80%
Risk-free interest rate	0.38% %
Dividend yield	0%
Expected forfeiture rate	0%

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

The Company recorded $51,898 and $30,616 stock option expense for the nine months ended September 30, 2014 and September 30, 2013 respectively in connection with all options.

As of September 30, 2014 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $109,041 to be recognized through September 2018.

A summary of the Company’s stock option activity during the nine months ended September 30, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2013	1,420,000	$0.23	8.2	$495,200
Granted	265,000	0.50	—	—
Exercised	(50,000)	0.50	—	—
Forfeited	(135,000)	—	—	—
Expired	—	—	—	—
Balance Outstanding, September 30, 2014	1,500,000	$0.27	6.9	$339,984
Exercisable at September 30, 2014	800,600	$0.19	6.9	$248,040

NOTE 11 – CONCENTRATIONS

The Company purchases a substantial amount of its products from two vendors; Vendor A and Vendor B. During the nine months ended September 30, 2014, these two vendors accounted for 47% and 33%, respectively of total products purchased. Although we continue to expand our product line and vendor relationships, due to the high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company’s operations.

The Company sells many of its products through various distribution portals, which include Amazon and eBay. During the nine months ended September 30, 2014, these two portals accounted for 85% and 14%, respectively of our total product sales. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company’s operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company’s operations and cash flow. The Company established an account with a payment processor as an alternate portal for receiving payments for our products sold.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2014 and December 31, 2013, respectively, the Company had cash balances above the FDIC insured limit of $65,377 and $716,847 respectively. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the nine months ended September 30, 2014 and 2013, a large portion of the Company’s funding was provided by the sale of shares of the Company’s common stock to related parties.

NOTE 12 – SUBSEQUENT EVENTS

On October 1, 2014, the Company authorized the issuance to a consultant the equivalent of $7,500 in shares of the Company’s common stock per calendar quarter for social media related services.  On October 10, 2014, the Company issued to a consultant 10,000 shares of the Company’s common stock at $0.75 per share, or $7,500 for social media related services.  The Company valued these common shares based on the most recently traded price paid by investors in the OTCQB market as of the date of issuance.

On October 15, 2014, the Company issued to a consultant 37,500 shares of the Company’s common stock at $0.75 per share, or $28,125 for services rendered pursuant to the Investor Relations Consulting Agreement entered into by the Company of September 15, 2014.  The Company valued these common shares based on the most recently traded price paid by investors in the OTCQB market as of the date of issuance.

On October 15, 2014 the Company granted 40,000 ten-year stock options, which have an exercise price of $0.78 per share and cliff vest annually over four years starting in October 2015 to a director.  The aggregate fair value of these options was computed at $12,256 or $0.3064 per option.

The Company entered into a premium finance agreement on October 30, 2014 with Flat Iron Capital for (1) the Company’s Director’s and Officer’s (D & O) insurance coverage for the period October 31, 2014 through October 30, 2015, (2) a six-year tail policy for the Company’s Director’s and Officer’s (D & O) insurance coverage which terminated on October 31, 2014, and (3) the Employment Practices Liability insurance coverage for the period October 31, 2014 through October 30, 2015.  The Company financed $48,172 (including interest of $1,615) from Flat Iron Capital.  The terms of the loan are nine equal payments of $5,352 per month beginning November 30, 2014.

On October 31, 2014 the Company raised additional capital through issuance of its common stock pursuant to a private placement whereby $30,000 in capital was raised through the issuance of 60,000 shares of common stock at $.50 per share to a related party founder.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Bright Mountain was organized in May 2010.  The Company plans to grow its business through organic growth and acquisitions primarily in the veterans and public safety demographic.  We own, acquire and manage websites which are customized to provide our niche users, including military and public safety with information and news that is of interest to them.

Bright Mountain websites at December 31, 2013 included:

•	Bootcamp4me.com
•	Bootcamp4me.org
•	Brightwatches.com
•	Coastguardnews.com
•	Thebravestonline.com
•	TheBright.com
•	Wardocumentaryfilms.com
•	360fire.com

During 2014, we have continued to expand our operations through the acquisition of:

•	FDCareers.com
•	Fireaffairs.com
•	Gopoliceblotter.com
•	Leoaffairs.com
•	PopularMilitary.com
•	Teacheraffairs.com
•	Welcomehomeblog.com

Growth and retention of user traffic is paramount to our Company’s future success. We are undertaking specific actions to develop user traffic, including:

•	continued acquisition of websites primarily related to the Company’s core mission;
•	adding more video;
•	growth of social media audiences; and
•	increased emphasis on mobile traffic

Bright Mountain has grown from one website in March 2013 to 15 websites today.

Although our cash operating expenses increased by 39% for the three months ended September 30, 2014 as compared to the three months ended September, 2013, our total revenue increased by 82% and our gross profit increased by 149% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Further, advertising revenue increased 32 times for the quarter ended September 30, 2014 as compared to the three months ended September 30, 2013. These increases are being powered by site traffic increases of over 17 times for the three months ending September 30, 2014 as compared to the three months ending September 30, 2013 as a result of organic growth and acquisitions.  Visits to the Company’s websites increased to approximately 4,110,000 for the quarter ended September 30, 2014 compared to approximately 240,000 for the quarter ended September 30, 2013 as a result of organic growth and acquisitions.

Website Traffic (Visits)
	Q1	Q2	Q3	Q4
2013	51,000	121,000	240,000	428,000
2014	1,475,000	2,048,000	4,110,000

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses attributable to common shareholders of $1,120,156 and used cash in operating activities of $1,264,443 for the nine months ended September 30, 2014 as compared to net losses attributable to common shareholders of $991,473 and cash used in operating activities of $947,744 for the nine months ended September 30, 2013. The Company had an accumulated deficit of $4,083,564 as of September 30, 2014. The report of our independent registered public accounting firm on our consolidated balance sheet at December 31, 2013, contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

Revenue: The Company’s total revenues for the three months ended September 30, 2014 increased 82% as compared to the three months ended September 30, 2013 and total revenue for the nine months ended September 30, 2014 increased 128% as compared to the nine months ended September 30, 2013. Our revenues consist primarily of product sales (approximately 89% and 91% of total revenue for the three and nine months ended September 30, 2014), and to a lesser extent advertising revenue.  The increase in our product sales reflects the impact of expanded product lines and increased visitor traffic.  We also increased our revenue from advertising revenue, which consists of advertising and subscriptions.  The increase reflects the impact of increased visitor traffic as a result of additional websites acquired and organic growth from cross traffic to our full family of sites.

Cost of sales: Cost of sales as a percentage of total revenues was 67% for the three months ended September 30, 2014 as compared to 76% for the three months ended September 30, 2013 and cost of sales for the nine months ended September 30, 2014 was 71% as compared to 78% for the nine months ended September 30, 2013.  Our gross profit margins increased to 33% for the three months ended September 30, 2014 as compared to 24% for the three months ended September 30, 2013 and 29% for the nine months ended September 30, 2014 as compared to 22% for the nine months ended September 30, 2013.  The reductions in cost of sales, resulting in increased gross profit margins, is primarily attributed to expanded product lines, strengthened purchasing power, and increased advertising revenue which has lower cost of sales than product sales.

Selling, general and administrative expenses: The Company’s total selling, general and administrative expenses for the three months ended September 30, 2014 increased 46% from the three months ended September 30, 2013.  Total selling, general and administrative expenses increased by 26% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in total selling, general and administrative expenses can be attributed to ongoing implementation of the Company’s business plan and our need to add employees to manage our growth. Non-cash amortization expense represents a substantial portion of the increase in total selling, general and administrative expense for the three months ending September 2014 and for the nine months ending September 30, 2014, which is new compared to the comparable periods in 2013.  The following expenses represent the material increases in our total selling, general and administrative expenses for the three and nine months ended September 30, 2014 from the comparable period in 2013:

•	payroll, payroll taxes, and employee medical expense increased by $64,179 and $173,718 for the three and nine months ended September 30, 2014;
•	rent increased by $4,447 and $18,589 for the three and nine months ended September 30, 2014;
•	stock based, non-cash compensation decreased by $9,884 as a result of forfeited stock options, and increased by $21,282 for the three and nine months ended September 30, 2014 for new option issuances;
•	advertising and marketing expense increased by $4,283 and $41,311 for the three and nine months ended September 30, 2014; and
•	non-cash amortization expense, which represents amortization of the Company’s website acquisition assets, increased by $42,912 and $95,761 for the three and nine months ended September 30, 2014.

Our cash operating expenses for the three months ended September 30, 2014 increased by 39% from the three months ended September 30, 2013.  The Company’s cash operating expenses for the nine months ended September 30, 2014 increased by 22% from the nine months ended September 30, 2013. We anticipate that our operating expenses for the remainder of 2014 will increase from a monthly cash average of $130,000 to an approximate monthly cash average of $140,000 per month. This increase in anticipated operating expenses will be primarily affected by our need to add employees to manage our continuous growth.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2014 we had $380,114 in cash and cash equivalents and working capital of $850,777, as compared to cash and cash equivalents of $1,162,632 and working capital of $1,298,882 at December 31, 2013. Our principal sources of operating capital have been equity financings and loans from related parties. During the nine months ended September 30, 2014 we raised $1,050,000 in capital through the sale of our securities, including $800,000 from sales to related parties, and an additional $25,000 from exercised stock options.

We continue to use our working capital to purchase additional websites.  During the nine months ended September 30, 2014, the Company spent $572,000 for the purchase of Leoaffairs.com, Fireaffairs.com, Teacheraffairs.com, Welcomehomeblog.com, FDCareers.com, Popularmilitary.com, and Thepoliceblotter.com.  Presently, our average monthly operating overhead is approximately $146,000 of which, approximately $130,000 is cash operating overhead. We intend to increase our average monthly cash operating overhead to $140,000 if we are able to raise additional capital with the initial proceeds being used for an increase in general and administrative expenses, branding, marketing, advertising and promotion, ongoing website development and operations and inventory. In the absence of additional funding, we will need to decrease our expenses, which will adversely impact on our plan of operations.

While we generated revenues of $742,006 for the nine months ended September 30, 2014, we do not anticipate that we will generate sufficient income to fund our operations for the next 12 months and we will need to raise additional working capital of at least $1,000,000. We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Cash flows

Net cash flows used in operating activities was $1,264,433 for the nine months ended September 30, 2014 as compared to $947,744 used in operating activities for the nine months ended September 30, 2013. In the nine months ended September 30, 2014 we used cash primarily to fund our net loss of $1,109,539, acquisitions of websites of $572,000, and increases in our inventory of more than $347,839. The increase in our inventory of 115% at September 30, 2014 from December 31, 2013 reflects both increased inventory related to an expansion of product lines as well as timing of shipments of additional inventory.

Net cash flows used in investing activities was $581,566 for the nine months ended September 30, 2014 as compared to $7,853 used in investing activities for the nine months ended September 30, 2013 due to the purchase of fixed assets and the acquisition of websites totaling $572,000 for the nine month period ending September 30, 2014.

Net cash flows provided from financing activities was $1,063,491 for the nine months ended September 30, 2014 as compared to $816,956 for the nine months ended September 30, 2013. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

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

Recent accounting pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  We have elected to adopt the provisions of this ASU early, accordingly all of the past disclosures and presentations, prior to June 30, 2014, on development stage accounting have been eliminated. We have evaluated all other recent accounting pronouncements, which are not expected to have a material impact on the financial statements upon adoption.

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

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial reporting for the period ended September 30, 2014. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 23, 2014, the Company issued 10,000 shares of its common stock valued at $0.75 per share, or $7,500, for services rendered.  The vendor had access to information about the Company and the issuance was made in reliance upon exemption provided.

On September 2, 2014, the Company issued 100,000 shares of its common stock to a related party founder at a purchase price of $0.50 per share in a private transaction.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act. The Company did not pay any commissions or finder’s fees in these transactions and we are using the proceeds for working capital.

Between September 24, 2014 and September 25, 2014, the Company raised additional capital of $350,000 through sale of an aggregate of 700,000 shares of its Series C Convertible Preferred Stock to two investors at a purchase price of $0.50 per share in private transactions.  Included in these transactions was the sale of 200,000 shares of common stock to a related party founder and 500,000 shares of common stock to an affiliate.  The purchasers were accredited investors and the issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act. The Company did not pay any commissions or finder’s fees in these transactions and we are using the proceeds for working capital.

On October 1, 2014, the Company issued 10,000 shares of the Company’s common stock at $0.75 per share, or $7,500, to a consultant as compensation for social media related services pursuant to the terms of an agreement described in Item 5 of this report.  T The vendor had access to information about the Company and the issuance was made in reliance upon an exemption provided by Section 4(1)(2) of the Securities Act.

On October 15, 2014, the Company issued 37,500 shares of the Company’s common stock at $0.75 per share, or $28,125, to a consultant as compensation for social media related services pursuant to the Investor Relations Consulting Agreement described in Item 5 of this report.  The vendor had access to information about the Company and the issuance was made in reliance upon an exemption provided by Section 4(1)(2) of the Securities Act.

On October 31, 2014, the Company issued 60,000 shares of its common stock to a related party founder at a purchase price of $0.50 per share in a private transaction.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act. The Company did not pay any commissions or finder’s fees in these transactions and we are using the proceeds for working capital.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

On August 25, 2014 the Company entered into a non-cancellable, long-term lease for its corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487.  The lease is for approximately 2,014 square feet for a term of 36 months, at a base rent of approximately $3,944 per month for the first twelve months with a 3% escalation each year.  Rent is all-inclusive and includes electricity, heat, air-conditioning, and water.  The rent commencement date is October 11, 2014 and will expire on October 10, 2017.

The Company’s prior lease for its corporate offices at 6400 Congress Avenue, Suite 2250, Boca Raton, FL 33487 expired March 31, 2014.

On August 25, 2014, the Company entered into a non-cancellable, long-term lease for retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445.  The lease is for approximately 2,150 square feet for a term of 36 months, at a base rent of approximately $2,329 per month for the first twelve months with a 3% escalation each year.  A security deposit of $3,865 and last month’s prepaid rent of $4,015 was paid upon lease execution. The lease is a triple net lease.  Common area maintenance is approximately $1,317 per month for the first twelve months with annual escalations not to exceed 4%.  The rent commencement date is October 1, 2014.

On September 15, 2014, the Company entered into a 12-month Investor Relations Consulting Agreement.  Compensation for services is $5,000 per month and the Company agreed to issue up to 150,000 shares of the Company’s common stock for services over the 12-month period to be issued as follows:  37,500 shares to be issued on October, 15, 2014; 37,500 shares to be issued on February 15, 2015; 37,500 shares to be issued on April 15, 2015; and 37,500 shares to be issued on June 15, 2015.  The agreement may be canceled by the Company on 60-days written notice with no further payment obligation.

On October 1, 2014, the Company engaged the services of a consultant for social media related consulting and services.  The Company issued 10,000 shares of the Company’s common stock at $0.75 per share, or $7,500, to the consultant on October 10, 2014 as compensation for social media related services pursuant to the terms of an agreement.

ITEM 6.

EXHIBITS.

No.	Description
10.23	Website and Product Business Asset Purchase Agreement dated September 15, 2014 by and between Bright Mountain LLC, and Jason Crawford*
10.24	Consulting Agreement dated September 15, 2014 by and between Bright Mountain LLC, and Jason Crawford*
10.25	Lease Agreement dated August 15, 2015 by and between Bright Mountain LLC, and BRP Properties, a Florida General Partnership*
10.26	Lease Agreement dated August 25, 2014 by and between Bright Mountain LLC, and OIII Realty Limited Partnership*
10.27	Investor Relations Consulting Agreement dated September 15, 2014 by and between Bright Mountain Acquisition Corporation, and Hayden IR, LLC*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

———————

*

filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN ACQUISITION CORPORATION

November 12, 2014	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

November 12, 2014	By:	/s/ Annette Casacci
Annette Casacci, Chief Financial Officer