Form 10-K
period 2014-12-31
Bright Mountain Acquisition Corp
filed 2015-03-31
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $6,779,830 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  33,763,059 shares of common stock are issued and outstanding as of March 26, 2015.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	our history of losses and our ability to continue as a going concern,
•	our limited operating history,
•	our ability to raise capital,
•	our dependence on our relationships with Amazon, eBay and PayPal,
•	acquisitions of new businesses and our ability to integrate those businesses into our operations,
•	dependence on Chief Executive Officer and our ability to hire qualified personnel,
•	third party content,
•	possible problems with our network infrastructure,
•	the illiquid nature of our common stock,
•	the impact of Federal securities laws on the trading in our common stock once a market is established,
•	control of our company by our management,
•	our corporate governance practices,
•	dilution to our shareholders from the conversion of outstanding shares of preferred stock and the payment of dividends on those shares in shares of our common stock, and
•	the ability of our board of directors to issue shares of our blank check preferred stock.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “our,” “us,” and similar terms refers to Bright Mountain Acquisition Corporation, a Florida corporation and our subsidiaries.  In addition, “2014” refers to the year ended December 31, 2014, “2013” refers to the year ended December 31, 2013 and “2015” refers to the year ending December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our website at www.bmaq.com is not part of this report.

All share and per share information in this report gives effect to the 1:1.8 forward stock split of our common stock on June 27, 2013.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

We are a media holding company for online assets primarily targeted to the military and public safety sectors. We generate revenue from two segments; product sales and services. Services include adverting revenue and subscriptions. We are dedicated to providing "those that keep us safe" places to go online where they can do everything from staying current on news and events affecting them, to looking for jobs, sharing information, communicating with the public, and purchasing products. We own and manage websites which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with information and news that we believe may be of interest to them.

Over the past eight quarters we have experienced rapid visitor growth, including organic growth and growth through acquisitions. Quarterly visits to our websites have increased about one hundred fold from approximately 51,000 in the first quarter of 2013 to in excess of 5.5 million in the fourth quarter of 2014.

Currently, in addition to our corporate website, www.bmaq.com, and our website www.thebright.com, we own 16 additional website properties, which we acquired in 2013, 2014, and 2015 through the date of this filing, which include:

•	Bootcamp4me.com	•	Leoaffairs.com
•	Bootcamp4me.org	•	Popularmilitary.com
•	BrightWatches.com	•	Teacheraffairs.com
•	Coastguardnews.com	•	Thebravestonline.com
•	Fdcareers.com	•	Wardocumentaryfilms.com
•	Fireaffairs.com	•	Welcomehomeblog.com
•	Gopoliceblotter.com	•	Usmclife.com
•	JQPublicblog.com	•	360fire.com

We have several revenue streams generated directly from our websites. The revenue consists principally of product sales and advertising revenue, which is generated primarily through the display of paid listings as well as display advertisements appearing on our websites and subscriptions.

We generate advertising revenue either directly from companies who pay us a monthly fee for advertising space, or by users “clicking” on website advertisements utilizing several ad network partners such as Google AdSense.

We generate subscription revenues by the sale of access to career postings on one of our websites. The term of the subscriptions range from one month to 12 months and range in price from $8.95 to $77.00. Revenues are recognized, on a net basis, over the term of the subscription period.

We generate product revenues by the sale of watches, clocks and apparel through our websites BrightWatches.com and Gopoliceblotter.com as well as through Amazon and eBay. Additionally, we expanded our product sales segment by adding one retail location in the fourth quarter of 2014. We relocated the product sales operations of our business to a retail location in Delray Beach, FL. We believe that having a retail presence has allowed us to expand our product lines.

BrightWatches.com and Gopoliceblotter.com are both fully active web-based “stores” wherein shoppers can purchase a variety of products including watches, clocks and apparel. We maintain an inventory of watches and clocks.

Customers that purchase products from Brightwatches.com pay us directly in a fully enabled payment and checkout process that permits payments for purchases using credit cards through the Internet-based payment processing service PayPal. Our watches and clocks are also available for purchase through eBay and Amazon. Fulfillment of our orders of watches and clocks are either handled directly by Amazon when purchases are made through it or by us for purchases made through eBay or BrightWatches.com

Customers that purchase products from Gopoliceblotter.com pay us directly in a fully enabled payment and checkout process that permits payments for purchases using credit cards through the Internet-based payment processing service Stripe. Our apparel products are also available on Amazon. Fulfillment of orders of apparel are either handled directly by Amazon when purchases are made through it or by a third party fulfillment arrangement.

Secure email service

In December 2014 we expanded our online menu of services through the launch on December 8, 2014 of the Bright Network Secure Email Service (www.thebrightnetwork.com).  The features of this network include secure communication, no spam or unsolicited emails and private network user selection, among others.

This private email service is available at the online Google Play Store with the offer of an Android app for phone and tablet users and the Apple App Store for iPad and iPhone. The cost is $99 a year. We also expect to offer the secure email service to our network of websites. Presently, we are implementing the product offering into our sales organization and expect to begin generating revenues from the secure email service during late 2015.

Strategy:  Build Scale and Monetize Traffic

We focus our efforts in the target markets of military and public safety. Our business strategy requires us to continue to grow our business, operations and revenues both organically and through acquisitions.  The key is to continue to rapidly grow our collective Internet traffic until such time as advertisers think of BMAQ when they want to reach the military and public safety demographic.

Strategic acquisitions of websites that are related to our core mission and niche demographic have been an instrumental part of our growth strategy. We believe that all of the programs and efforts to develop organic website traffic, and bring users and consumers to our websites, will continue to be enhanced through the addition of strategic acquisition of other Internet companies. We are committed to adding to our website portfolio in 2015 and beyond with additional Internet properties that will fit strategically into our business objectives, subject to the availability of sufficient capital, so that we keep scaling up our website portfolio and increases our internet reach and traffic.

We plan to hire a digital media sales manager in the second quarter of 2015 to start monetizing our rapidly growing website traffic.

Key relationships

We purchase a substantial amount of the products we sell through our websites from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. These two vendors accounted for 51% and 28%, respectively, of total products purchased in 2014 and 68% and 21%, respectively of total products purchased in 2013. In the fourth quarter of 2014 we added Seiko, Movado, Luminox, Reactor, Pierre Laurent and Paradox Fine Watch Company to our list of vendors. Although we continue to expand our product lines and vendor relationships, due to our high reliance on these two vendors, the loss of one of these vendors could adversely affect our operations.

We sell many of our products through various distribution portals, which include Amazon and eBay. During 2014, these two portals accounted for 86% and 13%, respectively, of our total sales, and during 2013, these two portals accounted for 67% and 32%, respectively of our total sales. A substantial amount of payments for our products sold are processed through PayPal.

We offer display advertising on our websites either though direct advertisements or through Google AdSense. Google AdSense is a free service, which displays text or image ads that correspond to the keywords of the content of the page on which the ad is shown. Each time a user of a host website clicks on an AdSense advertisement, Google provides a flat fee to the operators of that website on behalf of the applicable advertiser. Approximately 49% of our 2014 total advertising revenue came from Google AdSense. From time-to-time Google may implement policy changes that could impact our ability to display ads. If our revenues from Google AdSense continues to increase in future periods, such potential policy changes could cause volatility in our advertising revenue and earnings. Although we continue to grow our direct advertisement revenue, the loss of the access to Google AdSense could have an adverse effect on our business.

Technology platforms

Two of our websites are hosted on Dreamhost and nine of our websites are hosted on Media Temple. Our remaining company-owned websites are hosted with RackSpace.

Competition

The Internet and industries that operate through it are intensely competitive. We compete with other companies that have significantly greater financial, technical, marketing, and distribution resources. Our competitors include Yahoo and AOL for our homepage; Huffington Post and Foxnews.com for our news pages; and Amazon.com for shopping.

We believe that we can effectively compete in the market place for the following reasons:

•	we have limited ourselves to certain niche, but significant and identifiable, markets;
•	we have customized our website to the interests of our users and provide excellent content and news;
•	our CEO, W. Kip Speyer, has had extensive entrepreneurial and management experience, including experience with public companies;
•	we have a highly focused group of 30 people, which include writers, programmers, researchers and 16 direct full-time and part-time employees; and
•	we are able to manage future growth without a substantial increase in our infrastructure.

Most of our competitors have significantly greater financial, technical, marketing and distributions resources as well as greater experience in the industry than we have. There are no assurances we will ever be able to effectively compete in our marketplace. Our websites may not be competitive with other technologies and/or our websites may be displaced by newer technology. If this happens, our sales and revenues will likely decline. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Intellectual property

We currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We own the following service marks and trademarks, which are registered with the United States Patent and Trademark Office:

Mark	Federal registration number	Expiration (1)	Description of Mark Usage

“THEBRIGHT.COM” Logo Trade Mark and Service Mark	4,497,074	March 18, 2024

Design mark for downloadable bulletins concerning financial research. For providing news in the field of finance, providing research services in the field of finance and investment. For providing current event news and information via a global computer network.

“THEBRIGHT.COM” Trade Mark and Service Mark	4,524,450	May 6, 2024

Word mark for providing on-line information in the field of employment, providing on-line job listings, promoting the charitable services of others. For providing on-line news in the field of finance, providing research services in the field of finance and investment. For providing current event news and information via a global computer network.

Logo Trade Mark and Service Mark	4,421,423	October 22, 2023

Design mark for retail store services featuring a wide variety of consumer goods; computerized on-line services featuring a wide variety of consumer goods; providing on-line information in the field of employment, providing on-line job listings; promoting the goods of others by means of providing on-line coupons; promoting the charitable services of others, namely, providing individuals with information about various charities for the purpose of making donations to charities. For providing on-line news and research services in the field of finance, providing current event news and information via a global computer network.

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

———————

(1)

trademarks and service marks are renewable for additional 10-year periods.

In addition to www.bmaq.com and www.thebright.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from operating our business as it is presently conducted. Our business, consolidated operating results, and financial condition could be harmed if any of these events occurred. In addition, we could incur substantial costs in defending our company against infringement claims. In the event of a claim of infringement, we might be required to obtain one or more licenses from third parties. We might be unable to obtain necessary licenses from third parties at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, consolidated operating results and consolidated financial condition.

Employees

At March 31, 2015, we have fourteen full-time and two part-time employees. There are no collective bargaining agreements covering any of our employees.

Potential implications of the JOBS Act

We are an “emerging growth company” under the provisions of the Jumpstart Our Business Startups Act, or the “JOBS” Act.” As part of the JOBS Act, companies with less than $1 billion in gross revenue can qualify as an “emerging growth company.” Therefore, we qualify as an emerging growth company as defined in the JOBS Act, and, as such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes Oxley Act;
•	reduced disclosure obligations regarding executive compensation in our periodic and annual reports;
•	not being required to comply with certain new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB; and
•	not being required to obtain shareholder approval of any golden parachute payments not previously approved.

We have elected to take advantage of the reduced disclosure obligations. Additionally, we qualify as a “smaller reporting company” under Federal securities laws and thus have the advantage of not being required to provide the same level of disclosure as larger public companies. Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act of 1933, or Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can elect to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to Section 107 and, therefore, will delay adoption of certain accounting standards applicable to public companies.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. At this time we expect to remain both a “small reporting company” and “emerging growth company” for the foreseeable future.

Government regulation

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated. We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the Federal Trade Commission, or FTC, the Federal Communications Commission, or FCC, and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, and federal and state regulations covering the treatment of member data that we collect from endorsers.

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

The FTC adopted Guides Concerning the Use of Endorsements and Testimonials in Advertising on October 5, 2009. These guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements. Because some of our marketing campaigns entail the engagement of consumers to refer other consumers in their social networks to view adds or take action, and both we and the consumer may earn cash and other incentives, any failure on our part to comply with these guides may be damaging to our business. We currently do not take any steps to monitor compliance with these guides. In the event of a violation, the FTC could potentially identify a violation of the guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

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

Our subsidiary, The Bright Insurance Agency, LLC., is licensed by the State of Florida and function~~s~~ as an independent agent offering life insurance, disability income insurance, and long-term care insurance. We have not generated any revenues from this subsidiary in 2013 or 2014.

Our history

We were formed as a Florida corporation on May 20, 2010.

ITEM 1.A

RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks in making any such investment. You should consider carefully these risk factors, together with all of the other information included in this report before you decide to purchase any of our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

RISKS RELATED TO OUR COMPANY

We have a history of losses.

We incurred a net loss of $1,510,636 for 2014 and a net loss of $1,296,681 for 2013. At December 31, 2014 we had an accumulated deficit of $4,484,661. While our revenues increased 80% in 2014 from 2013, our total operating expenses increased 32%. Of the 32% increase in total operating expenses 14% were non-cash expenses. We anticipate that our operating expenses will continue to increase and we may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to significantly increase our revenues and cash flow to a level, which supports profitable operations and provides sufficient funds to pay our obligations.

We have only recently exited development stage operations and have a limited operating history.

We exited development stage operations in the second quarter of 2014 and we have a limited operating history upon which an investor may analyze our business prospects. Our limited operating history means that there is a high degree of uncertainty in our ability to execute our business plan, generate any significant revenues or report profitable operations. Our inability to achieve any of the foregoing could materially and adversely affect our business in future periods.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $4,484,661 at December 31, 2014. We have been and expect to continue funding our business until, if ever, we generate sufficient cash flow to internally fund our business, with and through sales of our securities. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level, which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We may have difficulty raising additional capital, which could deprive us of necessary revenues.

Our revenues are not sufficient to fund our cash operating expenses and we have been dependent upon investment capital to provide sufficient funds to pay our operating expenses and execute our business strategy. During 2014 we used $1,668,378 in cash to fund our operations. During 2014 we raised $1,655,000 through the sale of our securities, of which approximately 86% was raised through sales to affiliates, including our Chief Executive Officer. In order to support the initiatives envisioned in our business strategy, we will also need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of the capital markets and the market price of our common stock. During 2015 we will need to raise approximately $1,800,000 in additional capital to fund our ongoing operations and provide funds to continue the expansion of our company. There are no assurances our affiliates will continue to provide investment capital to our company and we do not have any firm commitments for funding from any third-party sources. Sufficient additional financing many not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

We are dependent upon our relationships with Amazon, eBay and PayPal and one or more of these relationships can be terminated at will.

Sales of products represented 90% and 99% of our total revenues in 2014 and 2013, respectively. We sell many of our products through various distribution portals, which include Amazon and eBay. During 2014, these two portals accounted for 86% and 13%, respectively of our total product sales. We did not establish a distribution portal relationship with eBay until 2013, however; Amazon accounted for 67% and eBay accounted for 32% of our total product sales for 2013. A substantial amount of payments for our products sold are processed through PayPal. Our agreements with any of these companies may be terminated at will. Due to high concentration and reliance on these portals, and the dependence on PayPal, the loss of a working relationship with any of these entities could adversely affect our results of operations in future periods. Given the dominance of these entities in their respect sectors, in the event our relationship with one or more of these entities was terminated, there are no assurances we would be able to locate a suitable successor company.

The acquisition of new businesses is costly and these acquisitions may not enhance our financial condition.

A significant element of our growth strategy is to acquire companies which complement our business. The process to undertake a potential acquisition can be time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash and exposure to undisclosed or potential liabilities of acquired companies. In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these businesses will enhance our future financial condition. To the extent that a business we acquire does not meet the performance criteria used to establish a purchase price, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

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

We depend on the services of our Chief Executive Officer. Our failure to retain and attract qualified personnel could harm our business.

Our success largely depends on the efforts, reputation and abilities of W. Kip Speyer, our Chief Executive Officer. While we are a party to an employment agreement with Mr. Speyer and do not expect to lose his services in the foreseeable future, the loss of the services of Mr. Speyer could materially harm our business and operations in future periods. In addition, our success also depends on our ability to attract, train and retain qualified personnel. Competition for qualified personnel is intense and we may not be able to hire sufficient personnel to achieve our goals or support our anticipated growth. If we fail to attract and retain qualified personnel, our business will suffer.

We deliver advertisements to users from third-party ad networks which exposes our users to content and functionality over which we do not have ultimate control.

We display pay-per-click, banner, cost per acquisition, and other forms of advertisements to users that come from third-party ad networks. We do not control the content and functionality of such third-party advertisements and, while we provide guidelines as to what types of advertisements are acceptable, there can be no assurance that such advertisements will not contain content or functionality that is harmful to users. Our inability to monitor and control what types of advertisements get displayed to users could have a material adverse effect on our business, financial condition and results of operations.

Our services may be interrupted if we experience problems with our network infrastructure.

The performance of our network infrastructure is critical to our business and reputation. Because our services are delivered solely through the Internet, our network infrastructure could be disrupted by a number of factors, including, but not limited to:

•

unexpected increases in usage of our services;

•

computer viruses and other security issues;

•

interruption or other loss of connectivity provided by third-party internet service providers;

•

natural disasters or other catastrophic events; and

•

server failures or other hardware problems.

If our services were to be interrupted, it could cause loss of users, customers and business partners, which could have a material adverse affect on our results of operations and financial position.

RISK FACTORS RELATING TO OUR COMMON STOCK

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our shareholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporation Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders. Further, our articles of incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without shareholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker-dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities. The market price of our common stock may be volatile.

While our common stock is quoted on the OTCQB Tier of the OTC Markets, our common stock is thinly traded and should be considered an illiquid investment. The market price of our common stock will likely be highly volatile, as is the stock market in general, and the market for over the counter quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control

Our common stock ownership is highly concentrated. Mr. W. Kip Speyer, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 56% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, Mr. Speyer may be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It would also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

The conversion of our outstanding 10% Series A convertible preferred stock and/or 10% Series B convertible preferred stock and/or outstanding 10% Series C convertible preferred stock and/or outstanding 10% Series D convertible preferred stock will result in the issuance of an additional 5,100,000 shares of common stock.

At December 31, 2014 we had 1,600,000 shares of 10% Series A convertible preferred stock, 1,000,000 shares of 10% Series B convertible preferred stock outstanding, and 1,800,000 shares of 10% Series C convertible preferred stock. During February and March 2015 we issued an additional 200,000 shares of 10% Series A convertible preferred stock and 500,000 shares of 10% Series D convertible preferred stock.  Included in these three outstanding shares of preferred stock are 500,000 shares of 10% Series A convertible preferred stock and 800,000 shares of 10% Series C convertible preferred stock owned by Mr. W. Kip Speyer. All series of these securities are convertible into shares of our common stock on a one for one basis at the option of the holder during the first five years the shares are outstanding and, on the fifth anniversary, they are automatically converted into common stock. The conversion of these shares of preferred stock will result in the issuance of an additional 5,100,000 shares of our common stock, which would increase our currently issued and outstanding shares by 13%. The conversion of the shares of 10% Series A convertible preferred stock and/or 10% Series B convertible preferred stock and/or 10% Series C convertible preferred stock and/or 10% Series D convertible preferred stock into common stock will be dilutive to our existing shareholders and could adversely impact the market price of our common stock, should a market be developed of which there is no assurance.

The payment of dividends on the shares of 10% Series A convertible preferred stock, 10% Series B convertible preferred stock, 10% Series C convertible preferred stock and 10% Series D convertible preferred stock is dilutive to our shareholders.

The designations, rights and preferences of each class of our outstanding preferred stock provide that a 10% annual dividend is payable in shares of our common stock at a rate of one share of common stock for each 10 shares of 10% Series A, 10% Series B, 10% Series C or 10% Series D convertible preferred stock. These dividends are payable in January of each year. In January 2015 we issued an aggregate of 289,425 shares of our common stock as dividends payments, of which 40,795 shares were issued to Mr. W. Kip Speyer and 199,658 shares were issued to a principal shareholder. The payment of dividends of the shares of 10% Series A convertible preferred stock, 10% Series B convertible preferred stock, 10% Series C convertible preferred stock and 10% Series D convertible preferred stock will be dilutive to our existing shareholders and could adversely impact the market price of our common stock, should a market be developed of which there is no assurance.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

DESCRIPTION OF PROPERTY.

On August 25, 2014 we entered into a non-cancellable, long-term lease for our corporate offices. The lease is for approximately 2,014 square feet for a term of 36 months, at a base rent of approximately $3,944 per month for the first 12 months with a 3% escalation each year. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water. The prior lease for our corporate offices located in the same complex expired March 31, 2014.

On August 25, 2014, we entered into a non-cancellable, long-term lease for retail space for our product sales division in Delray Beach, FL. The lease is for approximately 2,150 square feet for a term of 36 months, at a base rent of approximately $2,329 per month for the first 12 months with a 3% escalation each year. The lease is a triple net lease. Common area maintenance is approximately $1,317 per month for the first 12 months with annual escalations not to exceed 4%.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCQB Tier of the OTC Markets under the symbol "BMAQ." Although our common stock has been quoted in the over the counter market since December 27, 2013, the first trade did not occur until May, 2014. Our common stock is thinly traded. The reported high and low bid prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

2013
Fourth quarter ended December 31, 2013	$—	$—

2014
First quarter ended March 31, 2014	$—	$—
Second quarter ended June 30, 2014	$0.75	$0.75
Third quarter ended September 30, 2014	$0.75	$0.75
Fourth quarter ended December 31, 2014	$0.80	$0.70

The last sale price of our common stock as reported on the OTCQB on March 2, 2015 was $0.75 per share. As of March 31, 2015, there were approximately 60 record owners of our common stock.

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

Recent sales of unregistered securities

In November 2014 and December 2014 we sold an aggregate of 1,100,000 shares of our 10% Series C convertible preferred stock to three accredited investors, including Mr. W. Kip Speyer, our Chief Executive Officer, at a purchase price of $0.50 per share in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(a)(2) and Regulation D.  We received gross proceeds of $550,000 from these sales and we did not pay any commission or finder's fees.  We are using the proceeds for general working capital.

In January 2015 we issued an aggregate of 289,425 shares of our common stock valued at $144,713 to eight accredited investors, including Mr. W. Kip Speyer as well as a principal shareholder of our company, as dividends on our 10% Series A convertible preferred stock and 10% Series B convertible preferred stock in accordance with the terms of such securities.  The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(a)(2) of the Securities Act of 1933.

In January 2015 we also issued 400 shares of our common stock valued at $300 to an employee as a bonus.  The recipient had access to business and financial information on our company and the issuance was were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of the Securities Act of 1933.

On March 17, 2015 we sold 200,000 shares of our 10% Series A convertible preferred stock to Mr. W. Kip Speyer, our Chief Executive Officer, for a purchase price of $0.50 per share in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D.  We did not pay any commission or finder's fees and are using the proceeds for general working capital.

On March 25, 2015 we sold 500,000 shares of our 10% Series D convertible preferred stock to a principal shareholder of our company for a purchase price of $0.50 per share in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2).  The purchaser was an accredited investor.  We did not pay any commission or finder's fees and are using the proceeds for general working capital.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2014 and 2013 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Organized in May 2010, we are a media holding company for online assets primarily targeted to the military and public safety sectors. We own and manage websites which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public sector employees with information and news that which believe may be of interest to them. We have grown from one website in March 2013 to 18 websites today, including our corporate website and TheBright.com. We generate revenues from two segments, product sales and services, which consists of advertising revenue and subscriptions.

Although our cash operating expenses increased by 19% for 2014 as compared to 2013, our total revenue increased by 81% and our gross profit increased by 179% for 2014 compared to 2013. Further, revenue from services, comprised from advertising revenue and subscriptions, increased 17 times for 2014 as compared to 2013. These increases are being powered by site traffic increases of over 14 times for 2014 as compared to 2013 as a result of organic growth and acquisitions. Visits to our websites increased to approximately 5,509,000 for the quarter ended December 31, 2014 compared to approximately 428,000 for the quarter ended December 31, 2013 as a result of organic growth and acquisitions.

Website Traffic (Visits)
	Q1	Q2	Q3	Q4
2013	51,000	121,000	240,000	428,000
2014	1,475,000	2,048,000	4,110,000	5,509,000

While the Department of Defense and military and civilian personnel payroll outlays have increased in recent years, in part due to rising U.S. health-care costs, the number of personnel employed by the Department of Defense has declined. These economic factors could likely have an impact on expendable income within our target demographics, which could also have an effect on advertisers' spending budgets for our demographics. Conversely, we believe that an increase in governmental defense budgets could have a positive result.

We believe that advertising and marketing budgets continue to grow with digital marketing and advertising channels having budget increases where traditional channels are likely to continue to see budget reductions. Management continues to focus its efforts on continued growth of our digital media reach through organic growth and acquisitions of strategic websites consistent with its niche market.

Currently we own 16 website properties in addition to our corporate website and our website portal www.thebright.com. Of these 16 sites, six were acquired in 2013, seven were acquired in 2014, and two have been acquired in the first quarter of 2015. Additionally, we own the website BrightWatches.com which we developed and operate. The seven websites acquired in 2014 were instrumental in our plan for growth.

We are committed to continue to add websites to our portfolio in 2015 and beyond with additional Internet properties that will fit strategically into our business objectives, subject to the availability of sufficient capital.

Our strategy is to continue to build scale and also expand our reach to our chosen demographic.  We plan to hire a digital media sales manager in the second quarter of 2015 to increase the rate of monetization of our websites.

Going Concern

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We sustained a net loss of $1,510,636 and used cash in operating activities of $1,668,378 for 2014 as compared to a net loss of $1,296,681 and cash used in operating activities of $1,252,075 for 2013. We had an accumulated deficit of $4,484,661 at December 31, 2014. The report of our independent registered public accounting firm on our consolidated financial statements at December 31, 2014 and 2013 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

Revenue

	2014	2013	% Increase
Product sales	$1,050,394	$640,751	64%
Revenues from services	118,792	6,852	1,634%
Total revenue	$1,169,186	$647,603	80.5%

The increase in both our product sales and revenues from services reflects the impact of increased visitor traffic as a result of additional websites acquired during 2014 and organic growth from cross traffic to our full family of sites.

Cost of sales: We recognize cost of sales related to our product sales segment. The reductions in cost of sales as a percentage of revenue for product sales, resulting in increased gross profit margins, is primarily attributed to expanded product lines and strengthened purchasing power. We do not incur any cost of sales related to our revenues for services segment.

Selling, general and administrative expenses: Our total selling, general and administrative expenses for 2014 increased 32% from 2013. The increase in total selling, general and administrative expenses can be attributed to ongoing implementation of our business plan and our need to add employees to manage our growth. Non-cash amortization and impairment expense of our Website Acquisition Assets, which are new in 2014, represented approximately 39.3% of the total increase in 2014. Other material components of the increase in selling, general and administrative expenses in 2014 as compared to 2013 included payroll and medical expense representing 46%, consulting fee expense representing 9%, and advertising and marketing expense representing 8% of the increase. Included in our selling, general and administrative expenses are certain non-cash expenses, including stock compensation expense, depreciation expense, amortization expense and impairment expense.  These non-cash items totaled $252,947 for 2014 as compared to $59,225 for 2013. The increase of these non-cash expenses of 327% in 2014 over 2013 constitutes 43% of the total increase of selling, general and administrative expenses for 2014 over 2013. Cash selling, general and administrative expense was $1,605,687 in 2014 as compared to $1,350,093 in 2013. While our total revenue increased by 81% in 2014 over 2013, our cash selling, general and administrative expense increased by 19% and our gross profit increased to 30% in 2014 as compared to 19% in 2013.

Quarterly Results of Operations Data

The following table set forth our unaudited quarterly statements of operations data for three months ended December 31, 2014 and 2013. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended December 31,
	2014	2013
Revenues	$427,180	$151,770
Cost of revenue	294,592	115,532
Gross profit	132,588	36,238
Operating expense	533,435	295,024
Loss from operations	(400,847)	(258,786)
Net (loss)	$(401,097)	$(258,777)
Net loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding, fully diluted	35,214,008	30,224,038

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2014 we had $590,236 in cash and cash equivalents and working capital of $1,138,903, as compared to cash and cash equivalents of $1,162,632 and working capital of $1,298,882 at December 31, 2013. Our principal sources of operating capital have been equity financings and loans from related parties. During 2014 we raised $1,655,000 in capital through the sale of our securities, including $ $1,430,000 from sales to related parties.

We continue to use our working capital to purchase additional websites. During 2014, we spent $572,000 for the purchase of seven websites. Presently, our average total monthly operating overhead is approximately $155,000 of which, approximately $134,000 is cash operating overhead. As we continue to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although we are not able at this time to quantify the amount of this expected increase.

While we generated revenues of $1,169,186 for 2014, we do not anticipate that we will generate sufficient income to fund our operations for the next 12 months and we will need to raise additional working capital of at least $1,800,000. We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Cash flows

Net cash flows used in operating activities was $1,668,378 for 2014 as compared to $1,252,075 used in operating activities for 2013. In 2014 we used cash primarily to fund our net loss of $1,510,636, and increases in our inventory of more than $473,130. The increase in our inventory of 156% at December 31, 2014 from December 31, 2013 reflects both increased inventory related to an expansion of product lines as well as timing of shipments of additional inventory.

Net cash flows used in investing activities was $586,910 for 2014 as compared to $13,671 used in investing activities for 2013 due to the purchase of fixed assets and the acquisition of websites totaling $572,000 for 2014.

Net cash flows provided from financing activities was $1,675,892 for 2014 as compared to $2,091,694 for 2013. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

Non-GAAP Measure

We introduced adjusted EBITDA, a non-GAAP financial measure, beginning with the fourth quarter of 2014.

We report adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our business, on which our internal budgets and based. We believe that investors have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and description of the reconciling items, including quantifying such items to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure.

Our adjusted EBITDA is defined as operating income/loss excluding: (1) non-cash stock option compensation expense, (2) depreciation, and (3) acquisition-related items consisting of (i) amortization expense, and (ii) impairment expense. We believe this measure is useful for analysts and investors as this measure allows a more meaningful year-to-year comparison of our performance. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole. The above items are excluded from adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, adjusted EBITDA corresponds more closely to the cash operating income/loss generated from our business. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expense.

The following is an unaudited reconciliation of net (loss) to adjusted EBITDA for the periods presented:

	For the Year Ended December 31,
	2014	2013
Net Loss	$(1,510,636)	$(1,296,681)
plus:
Stock compensation expense	$69,890	$50,829
Depreciation expense	11,335	8,396
Amortization expense	147,006	—
Impairment expense	24,716	—
Adjusted EBITDA:	$(1,257,689)	$(1,237,456)

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited consolidated financial statements appearing elsewhere in this report.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. We are currently evaluating the impact of this new guidance on the Company’s condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on the condensed consolidated financial statements.

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

None.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2014, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. This identified material weaknesses, which include:

•

our company currently has only one employee who is responsible for handling the cash and making deposits, posting cash receipts, writing and mailing checks, and posting cash disbursements. Our CEO reviews bank statements and reconciliations on a monthly basis as a mitigating control until such time as funds are available to us to create a position to segregate duties consistent with control objectives, and

•

we do not currently have monitoring controls in place to ensure correct analysis and application of generally accepted accounting principles.

The material weaknesses in internal control over financial reporting at December 31, 2014 remain unchanged from December 31, 2013. During 2014, as a partial remedial action for the material weaknesses, we contemplated retaining an outside accountant with SEC accounting experience on an as needed basis as a monitoring control. This consultant was, however, not engaged during 2014. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2014. However, management recognized that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors could adversely affect reporting in future years, when our operations become more complex and less transparent and require higher level of financial expertise. As a result, between October 2014 and March 2015 we expanded our board of directors to add two additional independent members, one of which is considered an audit committee financial expert. Our board of directors is now comprised of 50% management directors and 50% independent directors.

We are committed to continuing to improve our financial organization. As part of this commitment, during 2015 we expect to create an audit committee of our board who will undertake the oversight in the establishment and monitoring of required internal controls and procedures. Subject to the availability of sufficient funds during 2015 to expand our accounting staff, we also expect to create a position to segregate duties consistent with control objectives and will increase our personnel resources and, if necessary, hire independent third parties or consultants to provide expert advice as needed.

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have improved our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

Other Information.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions
W. Kip Speyer	66	Chief Executive Officer, President and Chairman of the Board
Todd F. Speyer	33	Digital Director, Director
Annette Casacci	49	Chief Financial Officer, Director
Jonathan D. Thielmann	51	Director of Sales for BrightWatches.com, Director
Richard Rogers	58	Director
Todd Davenport	64	Director
Charles H. Lichtman	59	Director
Randolph Pohlman, PhD	71	Director

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

Todd F. Speyer has been a member of the board of directors and an employee of our company since January 2011, currently serving as our Digital Director. Prior to joining our company, Mr. Speyer was the marketing and product manager for Speyer Door and Window from 2005 to 2009. He was responsible for developing all the company’s websites, from product conception in 2005 through the sale of the company in 2009, including writing copy and initiating animations on the website to illustrate product concept prior to prototype completion. Additionally, he was responsible for market research, pricing, design, feature and studying distribution characteristics of other companies in the door and window space. His input was felt in product design areas including, pricing, colors, appearance, features, performance and overall perceived salability. Mr. Speyer created the Speyer Seven product features as the most important customer buying attributes based on customer feedback. Mr. Speyer graduated from Florida State University in 2004 with a BA in English Literature. Mr. Todd F. Speyer is the son of Mr. W. Kip Speyer.

Annette Casacci was appointed as the Chief Financial Officer in July 2013 and a member of our board of directors in June 2014. Ms. Casacci joined our company in June 2013. From 2008 until June 2013, Ms. Casacci was the chief financial officer of Universal Court Reporting, Inc. She was also in charge of human resources. From 1998 to 2008, Ms. Casacci was a director, vice president and chief financial officer of Bryason Corporation, which was formed to provide equity to various start-up real estate businesses. Ms. Casacci graduated cum laude from Florida Atlantic University in 2001 with a B.S. in Business Administration. She also obtained an MBA from Florida Atlantic University in 2003.

Jonathan D. Thielmann has been a member of our board of directors since July 2013 and an employee of our company since inception in 2010, currently serving as Director of Sales for BrightWatches.com. From 2005 to 2009 Mr. Thielmann was vice-president of operations for Speyer Door and Window, Inc. Mr. Thielmann served a six-year tour of duty with the United States Navy and achieved the rank of Petty Officer First Class.

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

Todd F. Davenport has been a director since February 2012. Mr. Davenport is an accomplished executive with significant domestic and international marketing, sales and general managerial experience. He most recently served as President and CEO of Oxira Medical, Inc., Boca Raton, FL from 2008 to 2012. Oxira Medical, Inc., formerly known as Breeze Medical, Inc., was a pre-commercialization stage company targeting the development of catheter-based medical products to be used in the treatment of coronary arteries. Mr. Davenport was recruited by the board of Cardio Optics, Inc. to be its President and CEO, where he worked from 2005 to 2007. Prior to that he was President, CEO and co-founder of Viacor, Inc. from 2000 to 2004. During this time he was the co-inventor of eight issued U.S. patents. Mr. Davenport’s early career began in 1972 where he worked as a Sales Rep for C.R. Bard, Inc., a major international medical device company. Additional work experience included Vice President of Sales and Marketing for the Cordis Corporation from 1974 to 1986, Vice President and GM for Abiomed, Inc. from 1986 to 1990, Vice President of Marketing and Sales at Baxter International, Inc. from 1990 to 1992, President, International Division, St. Jude Medical, Inc., from 1992 to 1995. Mr. Davenport served on the boards of the World Medical Manufacturing Corporation from 1995 to 1996 and Net Optix, Inc. from 1997 to 2000.

Charles H. Lichtman has been a member of our board of directors since October 2014. For more than the past 10 years he has been a partner at the law firm of Berger Singerman in its Fort Lauderdale, Florida office. Mr. Lichtman’s practice focuses on complex commercial litigation and trial practice. He has significant experience in large fraud, corporate shareholder, finance and receivership/trustee cases of all types and he is admitted to practice before the U.S. Supreme Court. Mr. Lichtman received an A.B. Double Major with honors from Indiana University and Juris Doctorate from DePaul University, College of Law.

Randolph Pohlman, PhD., has served as a member of our board of directors since March 2015. He is Professor and the Dean Emeritus of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University, the largest independent institution of higher education in the State of Florida and among the top 20 largest independent institutions nationally. He served as the Dean of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University from 1995 through 2009 and as a professor until present. Prior to his arrival at Nova Southeastern University, Dr. Pohlman was a senior executive at Koch Industries, Inc. the second largest privately held company in the United States. He was recruited to Koch Industries, Inc. via Kansas State University (KSU), where for more than 10 years, he served KSU in a variety of administrative and faculty positions, including holding the L.L. McAninch Chair of Entrepreneurship and Dean of the College of Business. Dr. Pohlman also served as a Visiting Research Scholar at the University of California, Los Angeles, and was a member of the Executive Education Advisory Board of the Wharton School of the University of Pennsylvania. From March 2012 until September 2014 Dr. Pohlman was a member of the board of directors of As Seen On TV, Inc. Dr. Pohlman served in the U.S. Air Force from 1968 to 1973, achieving the rank of Captain.

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

Director qualifications, committees of our board of directors and the role of our board in risk oversight

The following is a discussion for each director’s specific experience, qualifications, attributes or skills that our board of directors considered to conclude that the individual should be serving as a director of our company.

W. Kip Speyer – Mr. Speyer’s experience as the Chief Executive Officer and/or Chairman of the board of directors of other public companies were factors considered by the Board.

Todd F. Speyer – Mr. Speyer’s website development experience as well as his marketing experience were factors considered by the Board.

Jonathan D. Thielmann – Mr. Thielmann’s operational experiences were factors considered by the Board.

Richard Rogers – Mr. Roger’s business experience, with a concentration in a regulated industry, were factors considered by the Board.

Todd Davenport – Mr. Davenport’s marketing, sales and executive experience were factors considered by the Board.

Charles H. Lichtman – Mr. Lichtman’s professional experience as an attorney was the factor considered by the Board.

Annette Casacci – Ms. Casacci's experience as a chief financial officer and her business experience in early stage companies were factors considered by the Board.

Randolph Pohlman, PhD – Dr. Pohlman's extensive business experience and service on other public company boards were factors considered by the Board.

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

Dr. Pohlman is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

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

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Mr. W. Kip Speyer serves as both our Chief Executive Officer and Chairman of our board of directors. Messrs. Rogers, Davenport, Lichtman and Dr. Pohlman are considered independent directors, but none are considered a “lead” independent director. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. In their roles and as independent directors, Messrs. Rogers, Davenport, Lichtman and Dr. Pohlman meet regularly with management to discuss strategy and risks we face and to address any questions or concerns he may have on risk management and any other matters.

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct which applies to our board of directors, our executive officers and our employees. The Code of Ethics and Conduct outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•

conflicts of interest,

•

corporate opportunities,

•

public disclosure reporting,

•

confidentiality,

•

protection of company assets,

•

health and safety,

•

conflicts of interest, and

•

compliance with applicable laws.

A copy of our Code of Ethics and Conduct is available without charge, to any person desiring a copy, by written request to us at our principal offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487.

Director compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each director for services on the Board is determined by the Board. The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2014. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Richard Rogers	—	—	13,728	—	—	—	13,728
Todd Davenport	—	—	—	—	—	—	—
Charles Lichtman	—	—	12,256	—	—	—	12,256

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during 2014, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 12 of the notes to our consolidated financial statements appear later in this report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2014.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity,
•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 10 of the notes to our consolidated financial statements appearing later in this report.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

W. Kip Speyer,	2014	70,833	5,000	—	—	—	—	—	75,833
Chief Executive Officer	2013	65,000	2,500	—	—	—	—	—	67,500
Annette Casacci,	2014	68,160	3,500	—	—	—	—	—	71,660
Chief Financial Officer	2013	35,708	2,500	—	34,320	—	—	—	72,028

Employment agreements and how the executive’s compensation is determined

We are a party to an employment agreement with Mr. Speyer, which provides the compensation arrangements with him.  We are not a party to an employment agreement with Ms. Casacci. Her base compensation is $75,000 per year and she is entitled to receive a bonus at the discretion of the Chief Executive Officer. We have not engaged a compensation consultant or other consultant performing similar functions to advise our company on compensation arrangements for our executive officers and directors. Following is a discussion of the terms of our employment agreement with Mr. Speyer.

Employment agreement with W. Kip Speyer

We have entered into an Executive Employment Agreement with W. Kip Speyer, our Chief Executive Officer, with an effective date of June 1, 2014. Under the terms of this agreement, he is serving as Chairman of the Board, Chief Executive Officer and President of our company. We agreed to pay him a base salary of $75,000 annually, and he is entitled to receive discretionary bonuses as may be awarded by our board of directors from time to time. In January 2015 the Board of Directors, of whom he is a member, increased his base salary to $77,500 annually. He is also entitled to participate in all benefit programs made available to our executive and/or salaried employees, paid vacation and reimbursement for business related expenses. The initial term of the agreement is three years, and it may be extended for an additional one-year period upon written notice by us to him at least 180 days prior to the expiration of the term.

The agreement will terminate upon his death or disability. In the event of a termination upon his death, we are obligated to pay his beneficiary or estate an amount equal to one year base salary plus any earned bonus at the time of his death. In the event the agreement is terminated as a result of his disability, as defined in the agreement, he is entitled to continue to receive his base salary for a period of one year. We are also entitled to terminate the agreement either with or without case, and he is entitled to voluntarily terminate the agreement upon one year’s notice to us. In the event of a termination by us for cause, as defined in the agreement, or voluntarily by Mr. Speyer, we are obligated to pay him the base salary through the date of termination. In the event we terminate the agreement without cause, we are obligated to give him one years’ notice of our intent to terminate and, at the end of the one-year period, pay an amount equal to two times his annual base salary together with any bonuses which may have been earned as of the date of termination. A constructive termination of the agreement will also occur if we materially breach any term of the agreement or if a successor to our company fails to assume our obligations under Mr. Speyer’s employment agreement. In that event, he will be entitled to the same compensation as if we terminated the agreement without cause.

The employment agreement contains customary non-compete and confidentiality provisions. We have also agreed to indemnify Mr. Speyer pursuant to the provisions of our Amended and Restated Articles of Incorporation and Restated By-laws.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
W. Kip Speyer	—	—	—	—	—	—	—	—	—
Annette Casacci	45,000	135,000	—	0.2778	6/17/23	—	—	—	—

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 31, 2015, we had 33,763,059 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2015 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock
Name and Address of Beneficial Owner	Shares	%
W. Kip Speyer (1)	19,471,009	55.5%
Todd F. Speyer	540,000	1.6%
Annette Casacci	1,000	≤1%
Jonathan D. Thielmann	—	—
Richard Rogers	360,000	1.1%
Todd Davenport	36,000	≤1%
Charles H. Lichtman (2)	830,000	2.5%
Randolph Pohlman, PhD (3)	—	—
All directors and executive officers as a group (eight persons) (1)(2)(3)	21,238,009	60.4%
Andrew Handwerker (4)	8,049,905	22.0%

———————

(1)

The number of shares beneficially owned by Mr. Speyer includes:

•

17,631,006 shares of common stock held individually;

•

540,000 shares of common stock held by his wife;

•

500,000 shares of our common stock underlying our 10% Series A convertible preferred stock; and

•

800,000 shares of our common stock underlying our 10% Series C convertible preferred stock.

(2)

The number of shares beneficially owned by Mr. Lichtman includes 100,000 shares of our common stock underlying our 10% Series B convertible preferred stock, which are held jointly with his wife.

(3)

The number of shares beneficially owned by Dr. Pohlman excludes options to purchase 40,000 shares of our common stock at an exercise price of $0.75 per share which have not yet vested.

(4)

The number of shares beneficially owned by Mr. Handwerker includes:

•

4,982,000 shares held jointly with his wife;

•

217,905 shares held individually,

•

850,000 shares of our common stock underlying our 10% Series A convertible preferred stock;

•

1,000,000 shares of our common stock underlying our 10% Series B convertible preferred stock;

•

500,000 shares of our common stock underlying our 10% Series C convertible preferred stock; and

•

500,000 shares of our common stock underlying our 10% Series D convertible preferred stock.

Mr. Handwerker’s address is 4399 Pine Tree Drive, Boynton Beach, FL 33436.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:
2011 Stock Option Plan	819,000	$0.16	81,000
2013 Stock Option Plan	746,000	$0.46	84,000
Plans not approved by shareholders:	—	—	—

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On August 1, 2012 we secured notes from its majority shareholder, W. Kip Speyer in the amount of $100,000, and from shareholders Andrew A. Handwerker and Andrew J. Handwerker in the amounts of $100,000 and $50,000, respectively. Each of the notes contain the same terms: maturity date, August 1, 2022, bear an interest rate of 10%, and are to be repaid, principle and interest monthly, based on a ten-year amortization schedule. As security for payment of these notes, we granted a continuing lien and security interest in and to our assets or thereafter acquired, reacquired or arising, and all related or derivative properties, rights, interests, accessions, products, proceeds, replacements or substitutions, whether now owned or existing or hereafter acquired or arising (collectively, the “Collateral”), consisting of: all of our rights, title and interest in and to all tangible and intangible assets pertaining to the business including all accounts, chattel paper, commercial tort claims, deposit accounts, electronic paper chattel, goods, equipment, fixtures, general intangibles, inventory, instruments, intellectual property, investment property, letter of credit rights, payment intangibles, securities, securities accounts, and software. The notes constituted a security agreement under the Florida Uniform Commercial Code. On November 1, 2012 we secured an additional note from its majority shareholder, W. Kip Speyer, in the amount of $50,000 based on the same terms and conditions as noted above. In May 2013 these note holders, including Mr. Speyer and Mr. Andrew A. Handwerker, a principal shareholder, converted these notes into shares of our common stock at a conversion price of $ 0.28 per share and upon such conversion the Collateral was released.

Director independence

Messrs. Rogers, Davenport, Lichtman and Dr. Pohlman are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by for 2014 and 2013.

	2014	2013

Audit Fees	$23,000	$42,637
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$23,000	$42,637

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2014 were pre-approved by the entire board of directors.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

•

Reports of Independent Registered Public Accounting Firms

•

Consolidated balance sheets at December 31, 2014 and 2013

•

Consolidated statement of operations for the years ended December 31, 2014 and 2013

•

Consolidated statements of change in shareholders’ equity for the years ended December 31, 2014 and 2013

•

Consolidated statements of cash flows for the years ended December 31, 2014 and 2013

•

Notes to consolidated financial statements

(b) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (6)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation (5)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation (7)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation *
3.6	Amended and Restated Bylaws (1)
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation (14)
10.1	2011 Stock Option Plan (1)
10.2	Lease for principal executive offices (1)
10.3	Note payable to Andrew J. Handwerker dated August 1, 2012 (1)
10.4	Note payable to Andrew Handwerker dated August 1, 2012 (1)
10.5	Note payable to W. Kip Speyer dated August 1, 2012 (1)
10.6	Note payable to W. Kip Speyer dated November 1, 2012 (1)
10.7	Agreement with Google AdSense (1)
10.8	Agreement with News Distribution Network, Inc. (1)
10.9	Agreement with Atlantic Publishing (1)
10.10	Agreement with WYNIT Distribution, LLC (1)
10.11	Service Reseller Agreement with Active Hire, Inc. (1)
10.12	Agreement with Coupons.com (1)
10.13	Consulting Agreement dated March 1, 2013 by and between Bright Mountain Holdings, Inc. and First Market LLC (2)
10.14	Common Stock Repurchase Agreement dated August 7, 2013 by and between Bright Mountain Holdings, Inc. and First Market, LLC (4)
10.15	Common Stock Repurchase Agreement dated August 12, 2013 by and between Bright Mountain Holdings, Inc. and First Market, LLC (4)
10.16	Website Purchase Agreement dated October 25, 2013 by and between Bright Mountain Holdings, Inc. and Chris David (4)
10.17	Lease Amendment to Lease Agreement dated January 3, 2011 for leased office premises (4)
10.18	2013 Stock Option Plan (4)
10.19	Website Purchase Agreement dated January 2, 2014 by and between Bright Mountain Holdings, Inc., and Dale B. “Chip” DeBlock, Leoaffairs.com, Fireaffairs.com, and Teacheraffairs.com (8)
10.20	Website Purchase Agreement dated March 3, 2014 by and between Bright Mountain Holdings, Inc., and Chase Holfelder (8)
10.21	Executive Employment Agreement dated June 1, 2014 by and between Bright Mountain Holdings, Inc., and W. Kip Speyer (9)
10.22	Website Purchase Agreement dated July 1, 2014 by and between Bright Mountain Holdings, Inc., and Thomas Dale Wakefield, Eagle Empire LLC (10)
10.23	Website and Product Business Asset Purchase Agreement dated September 15, 2014 by and between Bright Mountain LLC, and Jason Crawford (11)
10.24	Consulting Agreement dated September 15, 2014 by and between Bright Mountain LLC, and Jason Crawford (11)
10.25	Lease Agreement dated August 15, 2015 by and between Bright Mountain LLC, and BRP Properties, a Florida general partnership (11)

10.26	Lease Agreement dated August 25, 2014 by and between Bright Mountain LLC, and OIII Realty Limited Partnership (11)
10.27	Investor Relations Consulting Agreement dated September 15, 2014 by and between Bright Mountain Acquisition Corporation, and Hayden IR, LLC (11)
10.28	Website Asset Purchase Agreement dated January 2, 2015 by and between USMC Life, LLC and Bright Mountain, LLC (12)
10.29	Website Management Agreement dated January 2, 2015 by and between Kristine Ann Schellhaas and Bright Mountain, LLC (12)
10.30	Website Asset Purchase Agreement by and between Bright Mountain, LLC and Anthony Carr (13)
14.1	Code Conduct and Ethics (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

*	Filed herewith.
(1)	Incorporated by reference to the registration statement on Form 10, SEC File No. 000-54887.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(3)	Incorporated by reference to the Current Report on Form 8-K filed on July 9, 2013.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.
(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2013.
(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 9, 2013.
(7)	Incorporated by reference to the Current Report on Form 8-K filed on July 28, 2014.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2014.
(9)	Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2014.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2014.
(12)	Incorporated by reference to the Current Report on Form 8-K filed on January 8, 2015.
(13)	Incorporated by reference to the Current Report on Form 8-K filed February 20, 2015.
(14)	Incorporated by reference to the Current Report on Form 8-K filed March 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Mountain Acquisition Corporation

March 31, 2015	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints W. Kip Speyer his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including amendments) to this Annual Report on Form 10-K for the year ended December 31, 2014, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ W. Kip Speyer	Chief Executive Officer, President, Chairman of the Board of Directors, principal executive officer	March 31, 2015
W. Kip Speyer

/s/ Annette Casacci	Chief Financial Officer, Director, principal financial and accounting officer	March 31, 2015
Annette Casacci

/s/ Todd F. Speyer	Digital Director, Director	March 31, 2015
Todd F. Speyer

/s/ Jonathan D. Thielmann	Director of Sales for BrightWatches.com, Director	March 31, 2015
Jonathan D. Thielmann

/s/ Richard Rogers	Director	March 31, 2015
Richard Rogers

/s/ Todd Davenport	Director	March 31, 2015
Todd Davenport

/s/ Charles H. Lichtman	Director	March 31, 2015
Charles H. Lichtman

/s/ Randolph Pohlman	Director	March 31, 2015
Randolph Pohlman, PhD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director of:

Bright Mountain Acquisition Corporation

We have audited the accompanying consolidated balance sheets of Bright Mountain Acquisition Corporation (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Bright Mountain Acquisition Corporation as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss and cash used in operations in 2014 of $1,510,636 and $1,668,378, respectively, and has an accumulated deficit of $4,484,661 at December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 31, 2015

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current Assets
Cash	$590,236	$1,162,632
Accounts Receivable	4,110	572
Prepaid Costs and Expenses	86,298	42,201
Inventories	776,448	303,318
Total Current Assets	1,457,092	1,508,723
Fixed Assets, net	38,074	34,499
Website Acquisition Assets, net	443,222	42,944
Other Assets	12,580	14,700
Total Assets	$1,950,968	$1,600,866

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$270,323	$182,867
Premium Finance Loan Payable	47,866	26,974
Total Liabilities	318,189	209,841

Commitments and contingencies (Note 9)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 4,400,000 and 2,500,000 issued and outstanding respectively:
Series A, 1,600,000 shares designated, 1,600,000 and 1,500,000 shares issued and outstanding	16,000	15,000
Series B, 1,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding	10,000	10,000
Series C, 2,000,000 shares designated, 1,800,000 and 0 shares issued and outstanding	18,000	—
Common stock, par value $.01, 324,000,000 shares authorized, 33,483,234 issued 33,123,234 outstanding, and 32,007,000 issued 31,647,000 outstanding, respectively	334,832	320,070
Treasury Stock (360,000 shares)	(2,501)	(2,501)
Additional paid-in-capital	5,741,109	4,022,481
Accumulated Deficit	(4,484,661)	(2,974,025)
Total shareholders’ equity	1,632,779	1,391,025
Total shareholders’ liabilities and shareholders’ equity	$1,950,968	$1,600,866

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013
Product Sales	$1,050,394	$640,751
Revenues from Services	118,792	6,852
Total Revenue	1,169,186	647,603
Cost of sales	820,979	522,926
Gross profit	348,207	124,677

Selling, general and administrative expenses	1,858,634	1,409,318

Loss from operations	(1,510,427)	(1,284,641)

Other income (expense)
Interest income	62	53
Interest expense	(271)	(12,093)
Total other income (expense), net	(209)	(12,040)
Net Loss	(1,510,636)	(1,296,681)

Preferred stock dividends
Series A, Series B & Series C preferred	10,617	—
Total preferred stock dividends	10,617	—
Net loss attributable to common shareholders	$(1,521,253)	$(1,296,681)

Basic and diluted net loss per share	$(0.04)	$(0.04)

Weighted average shares outstanding - Basic and diluted	35,214,008	30,224,038

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2014 and 2013

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Equity

Balance - December 31, 2012	—	$—	27,414,000	$274,140	$1,512,304	$—	$(1,677,344)	$109,100
Conversion of shareholder debt to common stock at $.28 per share			1,029,600	10,296	275,704			286,000
Sale of common stock for cash ($.28/share) pursuant to Access Letter dated December 1, 2011			594,000	5,940	159,060			165,000
Sale of common stock for cash ($.28/share) pursuant to Subscription Agreement			2,435,400	24,354	652,146			676,500
Common stock issued for services (.28/share)			514,000	5,140	137,638			142,778
Sale of Series A preferred stock for cash ($.50/share) pursuant to Subscription Agreement	1,500,000	15,000			735,000			750,000
Sale of Series C preferred stock for cash ($.50/share) pursuant to Subscription Agreement	1,000,000	10,000			490,000			500,000
Repurchase of shares of common stock for cash			(360,000)			(2,501)		(2,501)
Common stock issued for cash ($.50/share) pursuant to exercised stock option grant			20,000	200	9,800			10,000
Stock option compensation expense					50,829			50,829
Net loss for the year ended December 31, 2013							(1,296,681)	(1,296,681)
Balance -December 31, 2013	2,500,000	$25,000	31,647,000	$320,070	4,022,481	$(2,501)	$(2,974,025)	$1,391,025
Common stock issued for cash ($.50/share) pursuant to exercised stock option grant			50,000	500	24,500			25,000
Common stock issued for services ($.50/share)			45,000	450	27,050			27,500
Sale of common stock for cash ($.50/share) pursuant to Subscription Agreement			1,360,000	13,600	666,400			680,000
Sale of Series A preferred stock for cash ($.50/share) pursuant to Subscription Agreement	100,000	1,000			49,000			50,000
Sale of Series C preferred stock for cash ($.50/share) pursuant to Subscription Agreement	1,800,000	18,000			882,000			900,000
Common stock issued for 10% dividend payment pursuant to Series A & B preferred stock Subscription Agreements			21,234	212	(212)			—
Stock option compensation expense					69,890			69,890
Net loss for the year ended December 31, 2014							(1,510,636)	(1,510,636)
Balance - December 31, 2014	4,400,000	$44,000	33,123,234	$334,832	$5,741,109	$(2,501)	$(4,484,661)	$1,632,779

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(Formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net Loss	$(1,510,636)	$(1,296,681)
Adjustments to reconcile net loss to net cash used in operations:
Bad Debt Expense	500	—
Depreciation	11,335	8,396
Amortization	147,006	—
Stock option compensation expense	69,890	50,829
Impairment of Website Assets	24,716	—
Common stock issued for services	27,500	142,778
Changes in operating assets and liabilities:
Accounts Receivable	(11,038)	(572)
Inventory	(473,130)	(262,868)
Prepaid costs and expenses	(44,097)	(2,362)
Other assets	2,120	(48,944)
Accounts payable	87,456	182,867
Accrued expenses	—	(25,518)
Net cash used in operating activities	(1,668,378)	(1,252,075)
Cash flows from investing activities:
Purchase of fixed assets	(14,910)	(13,671)
Purchase of websites	(572,000)	—
Net cash used in investing activities	(586,910)	(13,671)
Cash flows from financing activities:
Sale of common stock	705,000	851,500
Sale of Preferred stock	950,000	1,250,000
Repurchase of common stock	—	(2,501)
Payments on premium finance loan	20,892	—
Principal repayments-LT debt from related parties	—	(7,305)
Net cash provided by financing activities	1,675,892	2,091,694

Net increase (decrease) in cash	(579,396)	825,948
Cash at beginning of period	1,162,632	336,684
Cash at end of period	$590,236	$1,162,632

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$271	$12,093
Income Taxes	$—	$—

Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$20,892	$16,535
Conversion of related party notes to common stock	$—	$286,000

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Bright Mountain Acquisition Corporation and subsidiaries, formerly known as Bright Mountain Holdings, Inc., and subsidiaries ("BMAQ" or the "Company," "we," "us," "our", "Bright Mountain") is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011.

The Bright Insurance Agency, LLC was formerly known as Five Peaks, LLC. On September 25, 2013 Five Peaks, LLC filed Articles of Amendment to the Articles of Organization with the State of Florida to amend its entity name to The Bright Insurance Agency, LLC.

Bright Mountain is developing a personal website "portal" designed to attract and retain Internet audiences whose main purpose is to be a starting point when connecting to or searching the World Wide Web (Web), with a special emphasis military and public safety.

The Company is a media and Internet company, which sells various products through our websites and third party portals such as Amazon.com and Ebay.com and provides content to attract and retain Internet audiences.

The Company's revenue consists principally of product sales and advertising revenue, which is generated primarily through the display of paid listings as well as display advertisements appearing on its websites.

The Company obtained approximately 49% of its 2014 advertising revenue from a third-party provider, namely Google AdSence. Paid listings are priced on a price per click basis and when a user submits a search query and then clicks on a Google AdSence paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with the Company. The Company's remaining 51% of advertising revenue was from direct advertising and subscriptions.

Bright Mountain plans to grow its business through organic growth and acquisitions. The Bright Mountain strategy is to concentrate its marketing and development primarily to military and public safety audiences.

Our websites contain a number of sections with a vast amount of mission group oriented information including originally written news content, blogs, forums, career information, and video. Bright Mountain Acquisition Corporation's websites are:

•	Bootcamp4me.com;
•	Bootcamp4me.org;
•	Brightwatches.com;
•	Coastguardnews.com;
•	Fdcareers.com;
•	Fireaffairs.com;
•	Gopoliceblotter.com;
•	JQPublicblog.com;
•	Leoaffairs.com;
•	PopularMilitary.com;
•	Teacheraffairs.com;
•	Thebravestonline.com;
•	Thebright.com;
•	USMCLife.com;
•	Wardocumentaryfilms.com;
•	Welcomehomeblog.com; and
•	360fire.com

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Principles of Consolidation

The consolidated financial statements include the accounts of BMAQ and its wholly owned subsidiaries, Bright Mountain LLC and The Bright Insurance Agency, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605-10, "Revenue Recognition in Financial Statements". Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of product has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has several revenue streams generated directly from its website and specific revenue recognition criteria for each revenue stream is as follows:

•

Sale of merchandise directly to consumers: The Company's product sales are recognized either FOB shipping point or FOB destination, dependent on the customer. Revenues are therefore recognized at point of ownership transfer, accordingly.

•

Advertising revenue is received directly form companies who pay the Company a monthly fee for advertising space.

•

Advertising revenues are generated by users "clicking" on website advertisements utilizing several ad network partners: Revenues are recognized, on a net basis, upon receipt of payment by the ad network partner since the revenue is not determinable until it is received.

•

Subscription revenues are generated by the sale of access to career postings on one of our websites. The term of the subscriptions range from one month to twelve months. Revenues are recognized, on a net basis, over the term of the subscription period. All sales are final per the subscription Terms of Use.

The Company follows the guidance of ASC 605-50-25, "Revenue Recognition, Customer Payments". Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products included in inventories. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Use of Estimates

Our consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States ("GAAP"). These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets, valuation of equity based transactions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Website Development Costs

The Company accounts for its website development costs in accordance with Accounting Standards Codification ("ASC") ASC 350-50, "Website Development Costs" ("ASC 350-50"). These costs, if any, are included in intangible assets in the accompanying consolidated financial statements or expensed immediately if the Company cannot support recovery of these costs from positive future cash flows.

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

As of December 31, 2014 and 2013, all website development costs have been expensed.

Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to website acquisitions. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Website acquisition costs are amortized over three (3) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash impairment loss is included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2014 and the year ended December 31, 2013, non-cash impairment expense was $ 24,716 and $0 respectively. For the year ended December 31, 2014 and the year ended December 31, 2013, non-cash amortization expense was $147,006 and $0 respectively.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees". The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2014 and the year ended December 31, 2013, non-cash stock-based stock option compensation expense was $ 69,890 and $50,829, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2014 and 2013, advertising, marketing and promotion expense was $91,824 and $55,099, respectively.

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

As of December 31, 2014, tax years 2014, 2013, and 2012 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

The company purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During 2014, these two vendors accounted for 51% and 28%, respectively of total products purchased. Although in the year ended December 31, 2014 we added seven additional product vendors, and we continue to expand our product line and vendor relationships, due to the high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company sells many of its products through various distribution portals, which include Amazon and eBay. During 2014, these two portals accounted for 86% and 13%, respectively of our total sales. The Company did not establish a distribution portal relationship with eBay until 2013, however; Amazon accounted for 67% of our total sales for year ending December 31, 2013. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2014 and December 31, 2013, respectively, the Company had cash balances above the FDIC insured limit of approximately $173,933 and $716,847 respectively. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the twelve months ended December 31, 2014 a large portion of the Company's funding was provided by the sale of shares of the Company's common stock and preferred stock to a related party officer and director, as well as to a principal shareholder.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2014 and 2013 there were approximately 1,565,000 and 1,420,000 common stock equivalent shares outstanding as stock options, respectively and 4,400,000 and 2,500,000 common stock equivalents from the conversion of preferred stock, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 28-10. The Company's two segments are product sales and services as of December 31, 2014. The product sales segment sells merchandise directly to customers thorough portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. We are currently evaluating the impact of this new guidance on the Company’s condensed consolidated financial statements.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on the condensed consolidated financial statements.

We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,510,636 and used cash in operating activities of $1,668,378 for the year ended December 31, 2014. The Company had an accumulated deficit of $4,484,661 at December 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 3 – ACQUISITIONS

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2013, on January 2, 2014, the Company entered into an agreement to purchase Leoaffairs.com, Fireaffairs.com, and Teacheraffairs.com for $100,000 (the "Websites"). Payment terms for the acquisition of the Websites was $100,000 at closing. Additionally, the Company agreed to pay $4,167 per month, beginning February 1, 2014 and continuing monthly for 36 months, ending January 1, 2017 for management services. The agreement included a provision wherein the seller will receive stock options to purchase 50,000 shares of the Company's common stock at closing. The agreement also includes a goal oriented incentive plan wherein the seller will have the opportunity to earn up to either a total of $50,000 or 50,000 stock options for each of the years 2014, 2015, and 2016 for achieving specific traffic goals. The Company recorded the fair value of the contingency at $0 on January 2, 2014 and $0 as of December 31, 2014. The asset acquisition was accounted for as a purchase of assets in accordance with Rule 11-01(d) of Regulation S-X and ASC 805-10-55-4. There were no costs of acquisition incurred as a result of the asset purchase.

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2013, on March 3, 2014, the Company entered into an agreement to purchase Welcomehomeblog.com for $200,000. Payment terms for the acquisition of the website was $200,000 at closing. The asset acquisition was accounted for as a purchase of assets in accordance with Rule 11-01(d) or Regulation S-X and ASC 805-10-55-4. There were no costs of acquisition incurred as a result of the asset purchase.

On May 2, 2014, the Company entered into a Website Asset Purchase and Management Agreement to acquire FDcareers.com for $52,000. The payment terms were $52,000 payable on May 2, 2014 for the website plus $13,000 on May 2, 2014 for management services and consulting fees for the Seller's maintenance of the Website for the month May 2014 and for training during the months of June and July 2014. The acquisition was accounted following ASC 805 "Business Combination". The operations of the website prior to the Company's acquisition were immaterial; therefore, pro forma information will not be presented. There were no costs of acquisition incurred as a result of this purchase.

On July 1, 2014, the Company entered into a Website Asset Purchase and Management Agreement to acquire PopularMilitary.com on July 1, 2014. The Company purchased PopularMilitary.com for $100,000. The payment terms was $100,000 payable on July 1, 2014 for the website. The asset acquisition was accounted for as a purchase of assets in accordance with Rule 11-01 (d) of Regulation S-X and ASC 805-10-55-4. There were no costs of acquisition incurred as a result of the asset purchase.

On September 15, 2014, the Company entered into a Website and Product Business Asset Purchase Agreement to acquire LEWTFM.com, LEWTFM.3dcartstores.com, and Police Blotter and its related Product Business for $120,000 at closing. The purchase of the Product Business does not include any manufacturing equipment, inventory, cash, or accounts receivable. The acquisition was accounted following ASC 805 "Business Combination". The operations of the website prior to the Company's acquisition were immaterial; therefore, pro forma information will not be presented. There were no costs of acquisition incurred as a result of this purchase. Additionally, the Company agreed to pay $1,000 per month, beginning October 15, 2014 and continuing monthly for 30 months, ending March 15, 2017 for consulting services.

At December 31, 2014 and December 31, 2013, website acquisition assets consisted of the following:

	December 31,
	2014	2013
Website Acquisition Assets	$614,944	$42,944
Less: Accumulated Amortization	(147,006)	—
Less: Impairment Loss	(24,716)	—
Website Acquisition Assets, net	$443,222	$42,944

Non-cash amortization expense for the years ending December 31, 2014 and 2013 was $147,006 and $0 respectively.

Non-cash impairment expense for the years ending December 31, 2014 and 2013 was $24,716 and $0 respectively.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 4 – INVENTORIES

At December 31, 2014 and December 31, 2013 inventories consisted of the following:

	2014	2013
Product Inventory: Shirts	$4,319	—
Product Inventory: Books	123	1,383
Product Inventory: Clocks & Watches	769,960	300,210
Product Inventory: Art	885	885
Product Inventory: Jewelry	323	508
Product Inventory: Other Inventory	838	332
Total Inventory Balance	$776,448	$303,318

NOTE 5 – PREPAID COSTS AND EXPENSES

At December 31, 2014 and December 31, 2013, prepaid expenses and other current assets consisted of the following:

	2014	2013
Prepaid Expenses	$585	—
Prepaid Insurance	85,713	36,177
Prepaid Inventory	—	6,024
Prepaid Costs and Expenses at December 31	$86,298	$42,201

NOTE 6 – PROPERTY AND EQUIPMENT

At December 31, 2014 and December 31, 2013, property and equipment consisted of the following:

	December 31,		Depreciable Life
	2014	2013	(Years)
Furniture & Fixtures	$32,107	$23,921	7
Computer Equipment	40,024	33,300	5
Total Fixed Assets	72,131	57,221
Less: Accumulated Depreciation	(34,057)	(22,722)
Total Fixed Assets, net	$38,074	$34,499

Non-cash depreciation expense for the years ending December 31, 2014 and 2013 was $11,335 and $8,396 respectively.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – SEGMENT INFORMATION

The Company has two identifiable segments as of December 31, 2014; products and services. The products segment sells merchandise directly to customers thorough portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

The following information represents segment activity for the year ended December 31, 2014:

	For the year ended December 31, 2014
	Products	Services	Total
Revenues	$1,050,394	$118,792	$1,169,186
Amortization	$—	$147,006	$147,006
Depreciation	$10,183	$1,152	$11,335
Impairment	$—	$24,716	$24,716
Loss from operations	$(1,102,922)	$(407,505)	$(1,510,427)
Segment Assets	$1,483,022	$467,946	$1,950,968

NOTE 8 –PREMIUM LOAN PAYABLE

Premium Finance Loan Payable

Premium finance loan payable related to the financing of the Company's Error & Omission (E&O) insurance coverage for the period September 6, 2014 through September 5, 2015. The Company financed $14,938 of the total policy premium of $21,066 (including interest of $527) from Pro Premium Financing Company, Inc. The terms of the loan are nine equal payments of $1,718 per month beginning October 6, 2014. The balance due was $10,310 at December 31, 2014.

Premium finance loan payable related to the financing of the Company's Director's & Officer's (D&O) insurance coverage for the period October 31, 2014 through October 30, 2015. The Company financed $46,557 of the total policy premium of $76,514 (including interest of $1,615) from Flat Iron Capital. The terms of the loan are 9 equal payments of $5,352 per month beginning November 30, 2013. The balance due was $37,556 at December 31, 2014.

The Company entered into an agreement with Employers Assurance Company for the Company's Workers' Compensation and Employer (WC) liability insurance for the period January 1, 2015 through December 31, 2015. The total policy premium is $1,758. The terms of the policy required a down payment of $527 due on execution and three equal quarterly payments of $410 beginning April 1, 2015. The balance due was $0 at December 31, 2014.

Total Premium Finance Loan Payable balance for all of the Company's policies was $47,866 at December 31, 2014 and $26,974 at December 31, 2013.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company leases retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a long-term, non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014, is for approximately 2,150 square feet for a term of 36 months in Delray Beach, Florida at a base rent of approximately $2,329 per month for the first twelve months with a 3% escalation each year. A security deposit of $3,865, first month's prepaid rent of $3,865, and last month's prepaid rent of $4,015 was paid upon lease execution. The lease is a triple net lease. Common area maintenance is approximately $1,317 per month for the first twelve months with annual escalations not to exceed 4%. The rent commencement date is October 1, 2014.

Future anticipated minimum lease payments total approximately $97,382 for 2015, $100,482 for 2016 and $103,673 for 2017.

Rent expense for the years ended December 31, 2014 and 2013 was $77,543 and $52,731 respectively.

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the years ended December 31, 2014 and 2013, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

During the years ended December 31, 2014 and 2013, the Company entered into agreements with third parties related to websites acquired during the respective periods as further discussed in note 3. Future anticipated minimum payments under these agreement total approximately $124,550 for 2015, $106,000 for 2016, and $33,000 for 2017.

Total payments for the years ended December 31, 2014 and 2013 was $84,060 and $4,510 respectively.

The Company entered into an Executive Employment Agreement with our Chief Executive Officer, with an effective date of June 1, 2014. Under the terms of this agreement, the Company will compensate the Chief Executive Officer with a base salary of $75,000 annually, and he is entitled to receive discretionary bonuses as may be awarded by the Company's Board of Directors from time to time. The initial term of the agreement is three years, and the Company may extend it for an additional one-year period upon written notice at least 180 days prior to the expiration of the term.

The Chief Executive Officer's base salary was increased to $77,500 annual effective January 1, 2015 and on January 13, 2015 he also received a bonus of $5,000 for 2014.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The agreement will terminate upon the Chief Executive Officer's death or disability. In the event of a termination upon his death, the Company is obligated to pay his beneficiary or estate an amount equal to one year base salary plus any earned bonus at the time of his death. In the event the agreement is terminated as a result of his disability, as defined in the agreement, he is entitled to continue to receive his base salary for a period of one year. The Company is also entitled to terminate the agreement either with or without case, and the Chief Executive Officer is entitled to voluntarily terminate the agreement upon one year's notice to the Company. In the event of a termination by the Company for cause, as defined in the agreement, or voluntarily by the Chief Executive Officer, the Company is obligated to pay him the base salary through the date of termination. In the event the Company terminates the agreement without cause, the Company is obligated to give him one years' notice of the Company's intent to terminate and, at the end of the one year period, pay an amount equal to two times his annual base salary together with any bonuses which may have been earned as of the date of termination. A constructive termination of the agreement will also occur if the Company materially breaches any term of the agreement or if a successor company to Bright Mountain Acquisition Corporation fails to assume the Company's obligations under the employment agreement. In that event, the Chief Executive Officer will be entitled to the same compensation as if the Company terminated the agreement without cause.

The employment agreement contains customary non-compete and confidentiality provisions. The Company also agreed to indemnify the Chief Executive Officer pursuant to the provisions of the Company's Amended and Restated Articles of Incorporation and Restated By-laws.

On September 15, 2014, the Company entered into a 12-month Investor Relations Consulting Agreement. Compensation for services is $5,000 per month and the Company agreed to issue up to 150,000 shares of the Corporation's common stock for services over the 12-month period to be issued as follows: 37,500 shares to be issued on October, 15, 2014; 37,500 shares to be issued on February 15, 2015; 37,500 shares to be issued on April 15, 2015; and 37,500 shares to be issued on June 15, 2015. The agreement may be canceled on 60-days written notice with no further payment obligation.

On December 8, 2014, the Company terminated the September 15, 2014 Investor Relations Consulting Agreement with no further payment obligation. As part of the December 8, 2014 termination, the Investor Relations Firm agreed to return to the Company the 37,500 shares issued on October 15, 2014 to be cancelled with no further common stock issuance obligation.

NOTE 10 – STOCK COMPENSATION

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the "2011 Plan"), to be effective on January 3, 2011. The purpose of the 2011 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2011 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. The Company's board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument. As of December 31, 2014, 81,000 shares were remaining under the 2011 Plan for future issuance.

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the "2013 Plan"), to be effective on April 1, 2013. The purpose of the 2013 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2013 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. The Company's board of directors will administer the 2013 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2013 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2013 Plan, as may be determined by the Committee and specified in the grant instrument. During the year ended December 31, 2014, 129,000 shares of common stock under the 2013 Plan were forfeited. As of December 31, 2014, 84,000 shares were remaining under the 2013 Plan for future issuance.

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

On November 26, 2014 the Company granted 100,000 ten-year stock options, which have an exercise price of $0.78 per share and cliff vest annually over four years starting in November 2015 to an employee. The aggregate fair value of these options was computed at $30,640 or $0.3064 per option.

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2014 and 2013:

Assumptions:	2014	2013
Expected term (years)	6.25	6.25
Expected volatility	63%	80%
Risk-free interest rate	0.01% - 2.07%	0.38% - 0.41%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

The company recorded $69,890 and $50,829 stock option expense for the year ended December 31, 2014 and December 31, 2013 respectively. The $69,890 non-cash stock option expense for year ended December 31, 2014 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

As of December 31, 2014 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $83,664 to be recognized through December 2018.

The grant date weighted average for fair values of options granted in 2014 is $ 0.10 per option.

A summary of the Company's stock option activity during the years ended December 31, 2014 and 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2012	792,000	$0.15	7.6	$99,992
Granted	648,000	0.34	—	—
Exercised	(20,000)	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2013	1,420,000	$0.23	8.2	495,200
Granted	405,000	0.60	—	—
Exercised	(50,000)	0.50	—	—
Forfeited	(210,000)	0.50	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2014	1,565,000	$0.30	7.5	$349,983
Exercisable at December 31, 2014	845,600	$0.21	6.8	$248,040

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Summarized information with respect to options outstanding under the two option plans at December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.78	1,565,000	7.5	$0.30	845,600	$0.21
	1,565,000	7.5	$0.30	845,600	$0.21

Summarized information with respect to options outstanding under the two option plans at December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.50	1,420,000	8.2	$0.23	405,200	$0.17
	1,420,000	8.2	$0.23	405,200	$0.17

NOTE 11 – PREFERRED STOCK

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series A Convertible Preferred Stock ("Series A Stock") and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation's common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation. Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2014 there were 17,398 shares of common stock dividends owed and due to the Series A Stockholders of record as dividends on the Series A Stock. On January 10, 2014, the Company issued 17,398 shares of common stock due Series A Stockholders. As of December 31, 2014, there were 155,617 shares of common stock dividends owed but not due until the tenth business day of January 2015 to the Series A Stockholders as dividends on the Series A Stock.

During the year ended December 31, 2013, the Company raised capital of $750,000 through issuance of 1,500,000 shares of its Series A Convertible Preferred Stock pursuant to the same private placement. Of the 1,500,000 Series A shares issued, 300,000 were issued to the Company's related party founder for $150,000. An additional 850,000 shares of the 1,500,000 Series A shares issued, were issued to a related party for $425,000.

During the year ended December 31, 2014, the Company raised additional capital of $50,000 through issuance of 100,000 shares of its Series A Stock pursuant to the same private placement.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock ("Series B Stock") and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation's common stock at a rate of one share of common stock for each ten shares of Series B Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of common stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2014 there were 3,836 shares of common stock owed and due to the Series B stockholders as dividends on the Series B Stock. On January 10, 2014, the Company issued 3,836 shares of common stock due Series B Stockholder. As of December 31, 2014, there were 97,260 shares of common stock owed but not due until the tenth business day of January 2015 to the Series B Stockholder as dividends on the Series B Stock.

During the year ended December 31, 2013, the Company raised capital of $500,000 through issuance of 1,000,000 shares of its Series B Convertible Preferred Stock pursuant to a private placement. All 1,000,000 Series B shares were issued in 2013 to a related party.

At a meeting of the Board of Directors, held on September 22, 2014, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series C Convertible Preferred Stock ("Series C Stock") and authorized the issuance of the Series C Stock. Holders of the Series C Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation's common stock at a rate of one share of common stock for each ten shares of Series C Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series C Stock may convert all or part of the Series C Stock into shares of common stock on a share for share basis. Series C Stock shall rank superior to all common stock upon liquidation. Each share of Series C Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. As of December 31, 2014, there were 24,493 shares of common stock owed but not due until the tenth business day of January 2015 to the Series C Stockholder as dividends on the Series C Stock.

During the year ended December 31, 2014, the Company raised capital of $900,000 through issuance of 1,800,000 shares of its Series C Convertible Preferred Stock pursuant to the same private placement. Of the 1,800,000 Series C shares issued, 800,000 were issued to the Company's related party founder for $400,000. An additional 500,000 shares of the 1,800,000 Series C shares issued, were issued to a related party for $250,000.

Series A, B and C Stock are also subject to adjustment of the conversion terms due to future mergers, sales and stock splits, if any.

NOTE 12 – COMMON STOCK

Recapitalization

The Company's Board of Directors approved a 1.8 for 1 forward stock split of its common shares on June 26, 2013, which became effective for shareholders of record on June 26, 2013. The Company also amended its articles of incorporation to increase its authorized common stock to 324,000,000 shares. All shares issued prior to June 26, 2013 and the respective per share amounts (including quantities and prices) in the accompanying consolidated financial statements and notes to consolidated financial statements have been retroactively restated to reflect the 1.8 for 1 forward stock split and change in outstanding shares. This means that each original share quantity issued prior to June 26, 2013 has been multiplied by 1.8 and each original share price has been divided by 1.8.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

During the year ended December 31, 2014, the Company issued 50,000 shares of its common stock in connection with the exercise of a stock option granted to an outside consultant and received $25,000 based on the exercise price of $0.50 per common share.

During the year ended December 31, 2014, the Company raised additional capital through issuance of common stock pursuant to a private placement whereby $680,000 in capital was raised through the issuance of 1,360,000 shares of common stock at $0.50 per share.

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

On October 10, 2014, the Company issued to a consultant 10,000 shares of the Company’s common stock at $0.75 per share, or $7,500, for services rendered.  The Company valued these common shares based on the price recent investors paid for common shares in the OTCQB market.

On October 15, 2014, the Company issued to a consultant 37,500 shares of the Company’s common stock at $0.75 per share, or $28,125, for services to be rendered.  The Company valued these common shares based on the price recent investors paid for common shares in the OTCQB.

On December 8, 2014, the Consultant who was issued 37,500 shares of the Company’s common stock on October 15, 2015 agreed to return the 37,500 shares to the Company to be cancelled.

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

E)	Stock issued for dividends

During the year ended December 31, 2014, the Company issued 21,234 shares of its common stock as dividends to the holders of its Series A Stock and Series B Stock only. Holders of the Series A, Series B, and Series C Stock are entitled to the payment of a 10% dividend payable in shares of the Company's common stock at a rate of one share of common stock for each ten shares of Series A, Series B, or Series C Stock. Dividends shall be payable annually the tenth business day of January. Holders of Series C Stock are entitled to payment of 10% dividend payable in shares of the Company's common stock on the tenth business day of January commencing in 2015.

NOTE 13 – RELATED PARTIES

During the year ended December 31, 2013, a related party was issued 1,643,400 common shares for $456,500. During the year ended December 31, 2013, a director purchased 180,000 common shares for $50,000.

As noted in Note 11, during the year ended December 31, 2013, a related party founder purchased 300,000 shares of the Company’s Series A Convertible Preferred stock for $150,000.

As noted in Note 11, during the year ended December 31, 2013, a related party purchased 850,000 shares of the Company’s Series A Convertible Preferred stock for $425,000.

As noted in Note 11, during the year ended December 31, 2013, a related party purchased 1,000,000 shares of the Company’s Series B Convertible Preferred stock for $500,000.

In 2013, as described in Note 12D, certain related parties loaned funds to the Company in 2012, which were subsequently converted to equity on May 31, 2013.

During the year ended December 31, 2014 a related party founder purchased 460,000 shares of the Company’s common shares for $230,000.

During the year ended December 31, 2014, a related party purchased 500,000 shares of the Company’s common shares for $250,000.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

During the year ended December 31, 2014, a related party founder purchased 800,000 shares of the Company’s Series C shares for $400,000.

During the year ended December 31, 2014, a related party purchased 500,000 shares of the Company’s Series C shares for $250,000.

NOTE 14 – INCOME TAXES

For the years ended December 31, 2014 and 2013 there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2014, the Company has net operating loss carry forwards of approximately $4,088,000. The carryforwards expire in years 2031 through 2033. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	Year Ended
	December 31,
	2014	2013
Tax expense (benefit) at the statutory rate	$(513,616)	$(440,872)
State income taxes, net of federal income tax benefit	(54,837)	(47,070)
Non-deductible expenses	2,178	1,032
Change in valuation allowance	566,275	486,910
Total	$—	$—

The tax effect of significant components of the Company's deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows:

	Year Ended
	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$1,623,458	$1,057,183
Amortization	51,944	—
Stock option expense	68,477	41,539
Total gross deferred tax assets	1,743,879	1,098,722
Less: Deferred tax asset valuation allowance	(1,743,879)	(1,098,722)
Total net deferred tax assets	$—	$—

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2014 and 2013 were fully offset by a 100% valuation allowance.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly knows as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 15 – SUBSEQUENT EVENTS

On January 10, 2015, the Company issued 289,425 shares of its common stock in connection with the Series A Convertible Preferred Stock Private Placement Subscription Agreements, the Series B Convertible Preferred Stock Private Placement Subscription Agreement, and the Series C Convertible Preferred Stock Private Placement Subscription Agreement that were issued in 2013 and 2014. Holders of the Series A, Series B, and Series C Convertible Preferred Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s Common Stock at a rate of one share of Common Stock (which may be rounded up) for each ten shares of Series A, Series B, and Series C Stock. Dividends shall be payable annually the tenth business day of January.

On January 2, 2015, the Company entered into Website Asset Purchase Agreement to purchase USMCLife.com. As consideration for the purchase, the Company paid $50,000 and issued 250,000 shares of its common stock valued at $187,500. In conjunction with the Website Asset Purchase Agreement, the Company also entered into a Website Management Agreement. Under the terms of the Website Management Agreement, which expires on December 31, 2017, the Company agreed to pay $30,000 per year for full-time services in managing the USMCLife.com website.

On January 19, 2015, the Company entered into an agreement with an employee, wherein the employee elected to receive 400 shares of Company common stock at $.75 per share, or $300, in lieu of a bonus. The Company valued these common shares based on the most recently traded price paid by investors in the OTCQB market as of the date of issuance.

On January 30, 2015, the Company entered into a non-binding letter of intent to purchase all of the assets of Military Media, Inc., Military Direct Marketing, Inc., and Military Interactive Media, Inc.  The transaction is subject to a formal agreement and certain closing conditions.  As of March 31, 2015, no binding agreement has been reached.

On February 17, 2015, the Company entered into a Website Asset Purchase Agreement to purchase JQPublic-Blog.com for an aggregate purchase price of $102,000. The purchase price consisted of a cash payment of $27,000, payable at a rate of $1,500 per month beginning on the closing date, and 100,000 shares of the Company’s common stock.

On March 17, 2015 the Company raised capital of $100,000 through issuance of 200,000 shares of its Series A Convertible Preferred Stock pursuant to a Private Placement to the Company’s related party founder.

On March 20, 2015, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series D Convertible Preferred Stock (“Series D Stock”). The shares, which have a stated value of $0.50 per share, are not redeemable by us and do not entitle the holders to any voting rights, except as required under Florida law. Holders of the Series D Stock are entitled to the payment of a 10% dividend payable in shares of the Corporation’s Common Stock at a rate of one share of Common Stock for each 10 shares of Series D Stock. Dividends are payable annually the tenth business day of January. Each holder of Series D Stock may convert all or part of the Series D Stock into shares of Common Stock on a share for share basis. Series D Stock ranks junior to the Series A Stock Series B Stock and Series C Stock, but superior to all common stock upon liquidation. Each share of Series D Stock will automatically convert to shares of Common Stock five years from the date of issuance or upon change in control.

On March 23, 2015 the Company granted 40,000 ten-year stock options, which have an exercise price of $0.75 per share and cliff vest annually over four years starting in March 2015 to a director. The aggregate fair value of these options was computed at $17,223 or $0.4306 per option.

On March 25, 2015 the Company raised capital of $250,000 through sale of 500,000 shares of its 10% Series D Convertible Preferred Stock to a principal shareholder in a private transaction.