Form 10-K/A
period 2014-12-31
Bright Mountain Acquisition Corp
filed 2015-04-01
CIK 1568385

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Bright Mountain Acquisition Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 originally filed with the Securities and Exchange Commission on March 31, 2015 (“Original Filing”). This Amendment No. 1 is being filed for the sole purpose of correcting a ministerial error in historic fourth quarter 2013 unaudited financial information which appeared in the Original Filing and filing Exhibit 3.5 which was inadvertently omitted from the Original Filing.  Except as expressly noted herein, this Amendment No. 1 does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART II

The table appearing on page 15 of the Original Filing under Item 7.  Management's Discussion and Analysis and Results of Operations – Quarterly Results of Operations Data is hereby deleted in its entirety and replaced with the following:

	Three Months Ended December 31,
	2014	2013
Revenues	$427,180	$322,118
Cost of revenue	294,592	267,934
Gross profit	132,588	54,184
Operating expense	533,435	359,479
Loss from operations	(400,847)	(305,295)
Net (loss)	$(401,097)	$(305,208)
Net loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding, fully diluted	35,214,008	30,224,038

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b)

Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (6)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation (5)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation (7)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation *
3.6	Amended and Restated Bylaws (1)
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation (14)
10.1	2011 Stock Option Plan (1)
10.2	Lease for principal executive offices (1)
10.3	Note payable to Andrew J. Handwerker dated August 1, 2012 (1)
10.4	Note payable to Andrew Handwerker dated August 1, 2012 (1)
10.5	Note payable to W. Kip Speyer dated August 1, 2012 (1)
10.6	Note payable to W. Kip Speyer dated November 1, 2012 (1)
10.7	Agreement with Google AdSense (1)
10.8	Agreement with News Distribution Network, Inc. (1)
10.9	Agreement with Atlantic Publishing (1)
10.10	Agreement with WYNIT Distribution, LLC (1)
10.11	Service Reseller Agreement with Active Hire, Inc. (1)
10.12	Agreement with Coupons.com (1)
10.13	Consulting Agreement dated March 1, 2013 by and between Bright Mountain Holdings, Inc. and First Market LLC (2)
10.14	Common Stock Repurchase Agreement dated August 7, 2013 by and between Bright Mountain Holdings, Inc. and First Market, LLC (4)
10.15	Common Stock Repurchase Agreement dated August 12, 2013 by and between Bright Mountain Holdings, Inc. and First Market, LLC (4)
10.16	Website Purchase Agreement dated October 25, 2013 by and between Bright Mountain Holdings, Inc. and Chris David (4)
10.17	Lease Amendment to Lease Agreement dated January 3, 2011 for leased office premises (4)
10.18	2013 Stock Option Plan (4)
10.19	Website Purchase Agreement dated January 2, 2014 by and between Bright Mountain Holdings, Inc., and Dale B. “Chip” DeBlock, Leoaffairs.com, Fireaffairs.com, and Teacheraffairs.com (8)
10.20	Website Purchase Agreement dated March 3, 2014 by and between Bright Mountain Holdings, Inc., and Chase Holfelder (8)
10.21	Executive Employment Agreement dated June 1, 2014 by and between Bright Mountain Holdings, Inc., and W. Kip Speyer (9)
10.22	Website Purchase Agreement dated July 1, 2014 by and between Bright Mountain Holdings, Inc., and Thomas Dale Wakefield, Eagle Empire LLC (10)
10.23	Website and Product Business Asset Purchase Agreement dated September 15, 2014 by and between Bright Mountain LLC, and Jason Crawford (11)
10.24	Consulting Agreement dated September 15, 2014 by and between Bright Mountain LLC, and Jason Crawford (11)
10.25	Lease Agreement dated August 15, 2015 by and between Bright Mountain LLC, and BRP Properties, a Florida general partnership (11)

10.26	Lease Agreement dated August 25, 2014 by and between Bright Mountain LLC, and OIII Realty Limited Partnership (11)
10.27	Investor Relations Consulting Agreement dated September 15, 2014 by and between Bright Mountain Acquisition Corporation, and Hayden IR, LLC (11)
10.28	Website Asset Purchase Agreement dated January 2, 2015 by and between USMC Life, LLC and Bright Mountain, LLC (12)
10.29	Website Management Agreement dated January 2, 2015 by and between Kristine Ann Schellhaas and Bright Mountain, LLC (12)

10.30	Website Asset Purchase Agreement by and between Bright Mountain, LLC and Anthony Carr (13)
14.1	Code Conduct and Ethics (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

———————

*	Filed herewith.
**	Previously filed.

(1)	Incorporated by reference to the registration statement on Form 10, SEC File No. 000-54887.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(3)	Incorporated by reference to the Current Report on Form 8-K filed on July 9, 2013.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.
(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2013.
(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 9, 2013.
(7)	Incorporated by reference to the Current Report on Form 8-K filed on July 28, 2014.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2014.
(9)	Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2014.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2014.
(12)	Incorporated by reference to the Current Report on Form 8-K filed on January 8, 2015.
(13)	Incorporated by reference to the Current Report on Form 8-K filed February 20, 2015.
(14)	Incorporated by reference to the Current Report on Form 8-K filed March 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Mountain Acquisition Corporation

Date: April 1, 2015	By:	/s/ Annette Casacci
Annette Casacci, Chief Financial Officer