Form 10-Q
period 2015-03-31
Bright Mountain Acquisition Corp
filed 2015-05-08
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

As of May 6, 2015 the issuer had 33,903,059 shares of its common stock issued and outstanding.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain", the “Company,” "we", "us", "our" and similar terms refer to Bright Mountain Acquisition Corporation, a Florida corporation formerly known as Bright Mountain Holdings, Inc., and its subsidiaries. In addition, when used in this report, “first quarter of 2015” refers to the three months ended March 31, 2015, “first quarter of 2014” refers to the three months ended March 31, 2014, “2015” refers to the year ending December 31, 2015 and “2014” refers to the year ended December 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our website at www.bmaq.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash	$437,112	$590,236
Accounts Receivable	4,957	4,110
Prepaid Costs and Expenses	77,121	86,298
Inventories	916,558	776,448
Total Current Assets	1,435,748	1,457,092
Fixed Assets, net	41,126	38,074
Website Acquisition Assets, net	742,387	443,222
Other Assets	12,580	12,580
Total Assets	$2,231,841	$1,950,968
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$281,691	$270,323
Premium Finance Loan Payable	25,043	47,866
Total Liabilities	306,734	318,189

Commitments and contingencies (Note 9)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 5,100,000 issued and 4,400,000 outstanding respectively
Series A, 2,000,000 shares designated, 1,800,000 and 1,600,000 shares issued and outstanding	18,000	16,000
Series B, 1,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding	10,000	10,000
Series C, 2,000,000 shares designated, 1,800,000 and 1,800,000 shares issued and outstanding	18,000	18,000
Series D, 2,000,000 shares designated, 500,000 and 0 shares issued and outstanding	5,000	—
Common stock, par value $.01, 324,000,000 shares authorized, 34,123,059 issued 33,763,059 outstanding, and 33,483,234 issued 33,123,234 outstanding, respectively	341,230	334,832
Treasury Stock (360,000 shares)	(2,501)	(2,501)
Additional paid-in-capital	6,354,245	5,741,109
Accumulated Deficit	(4,818,867)	(4,484,661)
Total shareholders’ equity	1,925,107	1,632,779
Total liabilities and shareholders’ equity	$2,231,841	$1,950,968

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Product Sales	$261,724	$202,830
Revenues from Services	48,359	10,540
Total Revenue	310,083	213,370
Cost of sales	188,110	159,860
Gross profit	121,973	53,510

Selling, general and administrative expenses	455,742	412,793

Loss from operations	(333,769)	(359,283)

Other income (expense)
Interest income	8	20
Interest expense	(445)	—
Total other income (expense), net	(437)	20
Net Loss	$(334,206)	$(359,263)

Preferred stock dividends
Series A, Series B, Series C & Series D preferred	72,816	10,617
Total preferred stock dividends	—	—
Net loss attributable to common shareholders	$(407,022)	$(369,880)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding - Basic and diluted	35,561,212	34,291,368

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

 (formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2015

(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Equity
Balance -December 31, 2014	4,400,000	$44,000	33,123,234	$334,832	5,741,109	$(2,501)	$(4,484,661)	$1,632,779
Common stock issued for services ($.75/share)			400	4	296			300
Sale of Series A preferred stock for cash ($.50/share) pursuant to Subscription Agreement	200,000	2,000			98,000			100,000
Sale of Series D preferred stock for cash ($.50/share) pursuant to Subscription Agreement	500,000	5,000			245,000			250,000
Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements			160,000	1,600	(1,600)			—
Common stock issued for 10% dividend payment pursuant to Series B preferred stock Subscription Agreements			100,000	1,000	(1,000)			—
Common stock issued for 10% dividend payment pursuant to Series C preferred stock Subscription Agreements			29,425	294	(294)			—
Stock option compensation expense					13,734			13,734
Common Stock issued for acquisitions ($0.75/share)			350,000	3,500	259,000			262,500
Net loss for the three months ended March 31, 2015							(334,206)	(334,206)
Balance – March 31, 2015	5,100,000	$51,000	33,763,059	$341,230	$6,354,245	$(2,501)	$(4,818,867)	$1,925,107

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$(334,206)	$(359,263)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,336	2,580
Amortization	40,335	21,381
Stock option compensation expense	13,734	25,762
Common stock issued for services	300	—
Changes in operating assets and liabilities:
Accounts Receivable	(847)	(2,478)
Inventory	(140,110)	(109,569)
Prepaid costs and expenses	9,177	2,039
Accounts payable	(12,632)	(15,248)
Net cash used in operating activities	(420,913)	(434,796)
Cash flows from investing activities:
Purchase of fixed assets	(6,388)	(4,016)
Purchase of websites	(53,000)	(300,000)
Net cash used in investing activities	(59,388)	(304,016)
Cash flows from financing activities:
Sale of common stock	—	25,000
Sale of Preferred stock	350,000	50,000
Payments on premium finance loan	(22,823)	(12,001)
Net cash provided by financing activities	327,177	62,999

Net decrease in cash	(153,124)	(675,813)
Cash at beginning of period	590,236	1,162,632
Cash at end of period	$437,112	$486,819

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$445	$—
Income Taxes	$—	$—

Non-Cash Investing and financing activities
Common stock issued for purchase of websites	$262,500	—

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The Company obtained approximately 44% of its advertising revenue for the three months ended March 31, 2015 from a third-party provider, namely Google AdSense. Paid listings are priced on a price per click basis and when a user submits a search query and then clicks on a Google AdSense paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with the Company. The Company's remaining 56% of advertising revenue was from direct advertising and subscriptions.

Bright Mountain plans to grow its business through organic growth and acquisitions. The Bright Mountain strategy is to concentrate its marketing and development primarily to military and public safety audiences.

Our websites contain a number of sections with a vast amount of demographically oriented information including originally written news content, blogs, forums, career information, and video. Bright Mountain Acquisition Corporation's websites are:

•	Bootcamp4me.com;
•	Bootcamp4me.org;
•	Brightwatches.com;
•	Coastguardnews.com;
•	Fdcareers.com;
•	Fireaffairs.com;
•	FireFightingNews.com;
•	Gopoliceblotter.com;
•	JQPublicblog.com;
•	Leoaffairs.com;
•	PopularMilitary.com;
•	Teacheraffairs.com;
•	Thebravestonline.com;
•	Thebright.com;
•	USMCLife.com;
•	Wardocumentaryfilms.com;
•	Welcomehomeblog.com; and
•	360fire.com

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the three months ended March 31, 2015, and the financial position as of March 31, 2015 have been made. The results of operations for such interim period is not necessarily indicative of the operating results expected for the full year.

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bright Mountain LLC and The Bright Insurance Agency, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States ("GAAP"). These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets, valuation of equity based transactions, and the valuation allowance on deferred tax assets.

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

MARCH 31, 2015

(Unaudited)

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

MARCH 31, 2015

(Unaudited)

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

Product Warranty Reserve Policy

The Company is a retail distributor of products and warranties are the responsibility of the manufacturer. Therefore, the Company does not record a reserve for product warranty

Property and Equipment

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

ASC 350-50 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application and infrastructure development stage. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated life of five years.

As of March 31, 2015 and March 31, 2014, all website development costs have been expensed.

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Website acquisition costs are amortized over five (5) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash impairment loss is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2015 and March 31, 2014, non-cash impairment expense was $0 and $0 respectively. For the three months ended March 31, 2015 and March 31, 2014, non-cash amortization expense was $40,335 and $21,381 respectively.

ASC 360-10 requires the review of the residual value and useful life of long-lived assets and certain identifiable intangibles at least at each financial year end.  The Company revised the useful life of its Website Acquisition Assets with effect from January 1, 2015. The revision was accounted for prospectively as a change in accounting estimates and as a result, the Company’s Website Acquisition Assets costs are amortized over five (5) years.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees". The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2015 and March 31, 2014, non-cash stock-based stock option compensation expense was $13,734 and $25,762, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2015 and March 31, 2014, advertising, marketing and promotion expense was $8,234 and $19,246, respectively.

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

MARCH 31, 2015

(Unaudited)

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

As of March 31, 2015, tax years 2014, 2013, and 2012 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of March 31, 2015 and March 31, 2014 there were approximately 1,605,000 and 1,470,000 common stock equivalent shares outstanding as stock options, respectively and 5,100,000 and 2,600,000 common stock equivalents from the conversion of preferred stock, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 28-10. The Company's two segments are product sales and services as of March 31, 2015. The product sales segment sells merchandise directly to customers thorough portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

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

MARCH 31, 2015

(Unaudited)

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

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $334,206 and used cash in operating activities of $420,913 for the three months ended March 31, 2015. The Company had an accumulated deficit of $4,818,867 at March 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

NOTE 3 – ACQUISITIONS

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2014, as amended, on April 1, 2015, the Company entered into Website Asset Purchase Agreement to purchase USMCLife.com. As consideration for the purchase, the Company paid $50,000 and issued 250,000 shares of its common stock with a fair value of $187,500. In conjunction with the Website Asset Purchase Agreement, the Company also entered into a Website Management Agreement. Under the terms of the Website Management Agreement, which expires on December 31, 2017, the Company agreed to pay $30,000 per year for full-time services in managing the USMCLife.com website.  The acquisition was accounted following ASC 805 "Business Combination". The operations of the website prior to the Company's acquisition were immaterial; therefore, pro forma information will not be presented. There were no costs of acquisition incurred as a result of this purchase.

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2014, as amended, on April 1, 2015, the Company entered into a Website Asset Purchase Agreement to purchase JQPublic-Blog.com for an aggregate purchase price of $102,000. The purchase price consisted of a cash payment of $27,000, payable at a rate of $1,500 per month beginning on the closing date, and 100,000 shares of the Company’s common stock with a fair value of $75,000. The asset acquisition was accounted for as a purchase of assets in accordance with Rule 11-01 (d) of Regulation S-X and ASC 805-10-55-4. There were no costs of acquisition incurred as a result of the asset purchase.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

At March 31, 2015 and December 31, 2014, website acquisition assets consisted of the following:

	March 31,	December 31,
	2015	2014
Website Acquisition Assets	$929,728	$614,944
Less: Accumulated Amortization	(187,341)	(147,006)
Less: Impairment Loss	—	(24,716)
Website Acquisition Assets, net	$742,387	$443,222

Non-cash amortization expense for the three months ending March 31, 2015 and March 31, 2014 was $40,335 and $21,381 respectively.

NOTE 4 – INVENTORIES

At March 31, 2015 and December 31, 2014 inventories consisted of the following:

	March 31,	December 31,
	2015	2014
Product Inventory: Shirts	$5,412	$4,319
Product Inventory: Books	40	123
Product Inventory: Clocks & Watches	909,060	769,960
Product Inventory: Art	885	885
Product Inventory: Jewelry	323	323
Product Inventory: Other Inventory	838	838
Total Inventory Balance	$916,558	$776,448

NOTE 5 – PREPAID COSTS AND EXPENSES

At March 31, 2015 and December 31, 2014, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2015	2014
Prepaid Expenses	$520	$585
Prepaid Insurance	58,517	85,713
Prepaid Inventory	18,084	—
Prepaid Costs and Expenses	$77,121	$86,298

NOTE 6 – PROPERTY AND EQUIPMENT

At March 31, 2015 and December 31, 2014, property and equipment consisted of the following:

			Depreciable
	March 31,	December 31,	Life
	2015	2014	(Years)
Furniture & Fixtures	$35,382	$32,107	7
Computer Equipment	43,137	40,024	5
Total Fixed Assets	78,519	72,131
Less: Accumulated Depreciation	(37,393)	(34,057)
Total Fixed Assets, net	$41,126	$38,074

Non-cash depreciation expense for the three months ended March 31, 2015 and March 31, 2014 was $3,336 and $2,580 respectively.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 7 – SEGMENT INFORMATION

The Company has two identifiable segments as of March 31, 2015; products and services. The products segment sells merchandise directly to customers thorough portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites. During 2014, the Company only had one segment.

The following information represents segment activity for the three months ended March 31, 2015:

	For the three months ended March 31, 2015
	Products	Services	Total
Revenues	$261,724	$48,359	$310,083
Amortization	$—	$40,335	$40,335
Depreciation	$2,816	$520	$3,336
Loss from operations	$(235,976)	$(97,793)	$(333,769)
Segment Assets	$1,459,782	$772,059	$2,231,841

NOTE 8 –PREMIUM LOAN PAYABLE

Premium Finance Loan Payable

Premium finance loan payable related to the financing of the Company's Error & Omission (E&O) insurance coverage for the period September 6, 2014 through September 5, 2015. The Company financed $14,938 of the total policy premium of $21,066 (including interest of $527) from Pro Premium Financing Company, Inc. The terms of the loan are nine equal payments of $1,718 per month beginning October 6, 2014. The balance due was $2,720 at March 31, 2015.

Premium finance loan payable related to the financing of the Company's Directors & Officers (D&O) insurance coverage for the period October 31, 2014 through October 30, 2015. The Company financed $46,557 of the total policy premium of $76,514 (including interest of $1,615) from Flat Iron Capital. The terms of the loan are 9 equal payments of $5,352 per month beginning November 30, 2013. The balance due was $21,503 at March 31, 2015.

The Company entered into an agreement with Employers Assurance Company for the Company's Workers' Compensation and Employer (WC) liability insurance for the period January 1, 2015 through December 31, 2015. The total policy premium is $1,758. The terms of the policy required a down payment of $527 due on execution and three equal quarterly payments of $410 beginning April 1, 2015. The balance due was $820 at March 31, 2015.

Total premium finance loan payable balance for all of the Company's policies was $25,043 at March 31, 2015 and $47,866 at December 31, 2014.

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

MARCH 31, 2015

(Unaudited)

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

Future anticipated minimum lease payments total approximately $73,246 for 2015, $100,482 for 2016 and $103,673 for 2017.

Rent expense for the three months ended March 31, 2015 and March 31, 2014 was $24,137 and $17,830 respectively.

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the three months ended March 31, 2015 and March 31, 2014, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

During the three months ended March 31 2015 and March 31, 2014, the Company entered into agreements with third parties related to websites acquired during the respective periods as further discussed in Note 3. Future anticipated minimum payments under these agreement total approximately $98,202 for 2015, $106,000 for 2016, and $33,000 for 2017.

Total payments for the three months ended March 31, 2015 and 2014 was $26,348 and $14,000 respectively.

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

MARCH 31, 2015

(Unaudited)

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

NOTE 10 – RELATED PARTIES

During the three months ended March 31, 2015, a related party founder purchased 200,000 shares of the Company’s Series A shares for $100,000.

During the three months ended March 31, 2015, a related party purchased 500,000 shares of the Company’s Series D shares for $250,000.

NOTE 11 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series A Convertible Preferred Stock (“Series A Stock”) and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2015 there were 160,000 shares of common stock dividends owed and due to the Series A Stockholders of record as dividends on the Series A Stock.  On January 10, 2014, the Company issued 160,000 shares of common stock due Series A Stockholders.  As of March 31, 2015, there were 35,836 shares of common stock dividends owed but not due until the tenth business day of January 2016 to the Series A Stockholders as dividends on the Series A Stock.

During the three months ended March 31, 2015, the Company raised additional capital of $100,000 through issuance of 200,000 shares of its Series A Stock pursuant to the same private placement.  The shares were issued to the Company’s founder and CEO.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock (“Series B Stock”) and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series B Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of common stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2015 there were 100,000 shares of common stock owed and due to the Series B stockholders as dividends on the Series B Stock.  On January 10, 2015, the Company issued 100,000 shares of common stock due Series B Stockholder.  As of March 31, 2015, there were 21,918 shares of common stock owed but not due until the tenth business day of January 2016 to the Series B Stockholder as dividends on the Series B Stock.

At a meeting of the Board of Directors, held on September 22, 2014, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series C Convertible Preferred Stock (“Series C Stock”) and authorized the issuance of the Series C Stock. Holders of the Series C Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series C Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series C Stock may convert all or part of the Series C Stock into shares of common stock on a share for share basis. Series C Stock shall rank superior to all common stock upon liquidation. Each share of Series C Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2015 there were 29,425 shares of common stock owed and due to the Series C stockholders as dividends on the Series C Stock.  On January 10, 2015, the Company issued 29,425 shares of common stock due Series C Stockholder.  As of March 31, 2015, there were 39,425 shares of common stock owed but not due until the tenth business day of January 2016 to the Series C Stockholder as dividends on the Series C Stock.

At a meeting of the Board of Directors, held on March 20, 2015, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series D Convertible Preferred Stock (“Series D Stock”) and authorized the issuance of the Series D Stock. Holders of the Series D Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series D Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series D Stock may convert all or part of the Series D Stock into shares of common stock on a share for share basis. Series D Stock shall rank superior to all common stock upon liquidation. Each share of Series D Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. As of March 31, 2015, there were 822 shares of common stock owed but not due until the tenth business day of January 2016 to the Series D Stockholder as dividends on the Series D Stock.

During the three months ended March 31, 2015, the Company raised additional capital of $250,000 through issuance of 500,000 shares of its Series C Stock pursuant to the same private placement.  The shares were issued to a related party.

Series A, B, C and D Stock are also subject to adjustment of the conversion terms due to future mergers, sales and stock splits, if any.

Common Stock

A)	Stock issued for services

On January 19, 2015, the Company entered into an agreement with an employee, wherein the employee elected to receive 400 shares of the Company common stock at a fair value of $0.75 per share, or $300, in lieu of a bonus.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

B)

Stock issued for dividends

During the three months ended March 31, 2015, the Company issued 289,425 shares of its common stock as dividends to the holders of its Series A, Series B, and Series C Stock only.  Holders of the Series A, Series B, Series C, and Series D Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each ten shares of Series A, Series B, Series C, or Series D Stock. Dividends shall be payable annually the tenth business day of January.  Holders of Series D Stock are entitled to payment of 10% dividend payable in shares of the Company’s common stock on the tenth business day of January commencing in 2016.

C)

Stock issued for acquisitions

During the three months ended March 31, 2015, the Company issued 350,000 shares of its common stock for the acquisition of two websites. The Company valued these common shares at $262,500 or $0.75 per share, based on the fair value on the date of the acquisitions.

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

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the "2011 Plan"), to be effective on January 3, 2011. The purpose of the 2011 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2011 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. The Company's board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument. As of March 31, 2015, 81,000 shares were remaining under the 2011 Plan for future issuance.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the "2013 Plan"), to be effective on April 1, 2013. The purpose of the 2013 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2013 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. The Company's board of directors will administer the 2013 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2013 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2013 Plan, as may be determined by the Committee and specified in the grant instrument. During the year ended December 31, 2014, 129,000 shares of common stock under the 2013 Plan were forfeited. As of March 31, 2015, 44,000 shares were remaining under the 2013 Plan for future issuance.

On March 23, 2015 the Company granted 40,000 ten-year stock options, which have an exercise price of $0.75 per share to a director.  The aggregate fair value of these options was computed at $17,223 or $0.4306 per option.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the three months ended March 31, 2015 and 2014:

	March 31,	March 31,
Assumptions:	2015	2014
Expected term (years)	6.25	6.25
Expected volatility	63%	80%
Risk-free interest rate	0.01% - 2.07%	0.01% - 2.07%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

The Company recorded $13,734 and $25,762 stock option expense for the three months ended March 31, 2015 and March 31, 2014 respectively. The $13,734 non-cash stock option expense for the three months ended March 31, 2015 has been recognized as a component of general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

As of March 31, 2015 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $87,481 to be recognized through March 2019.

The grant date weighted average for fair values of options granted in 2015 is $ 0.43 per option.

A summary of the Company's stock option activity during the three months ended March 31, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2014	1,565,000	$0.31	7.3	$349,983
Granted	40,000	0.75	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, March 31, 2015	1,605,000	$0.31	7.3	349,983
Exercisable at March 31, 2015	1,011,100	$0.20	6.5	$300,788

Summarized information with respect to options outstanding under the two option plans at March 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.78	1,605,000	7.3	$0.31	1,011,100	$0.20
	1,605,000	7.3	$0.31	1,011,100	$0.20

NOTE 12 – CONCENTRATIONS

The Company purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During the three months ended March 31, 2015, purchases from Citizens accounted for 39% and purchases from Bulova accounted for 30%, of the total products purchased as compared to 68% and 25%, respectively for the three months ended March 31, 2014. Although we have added additional product vendors in the past twelve month period, and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

The Company sells many of its products through various distribution portals, which include Amazon and eBay. During the three months ended March 31, 2015, these two portals accounted for 89% and 5%, respectively of our total sales. Due to high concentration and reliance on these two portals, the loss of a working relationship with either of these two portals could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2015 and December 31, 2014, respectively, the Company had cash balances above the FDIC insured limit of approximately $74,153 and $173,933 respectively. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the three months ended March 31, 2015 the Company's funding was provided by the sale of shares of the Company's preferred stock to a related party officer and director, as well as to a principal shareholder.

NOTE 13 – SUBSEQUENT EVENTS

On April 8, 2015, the Company entered into a Website Asset Purchase Agreement to purchase FireFightingNews.com for a purchase price of $50,000 in cash.

As previously disclosed, on January 30, 2015, the Company entered into a non-binding letter of intent to purchase all of the assets of Military Media, Inc., Military Direct Marketing, Inc., and Military Interactive Media, Inc.  The transaction is subject to the negotiation and execution of a definitive agreement and the satisfaction of certain closing conditions.  The January 30, 2015 letter of intent expired in March 2015.

On April 1, 2015, the Company entered into a new non-binding letter of intent to purchase all of the assets of Military Media, Inc., Military Direct Marketing, Inc., and Military Interactive Media, Inc.  The transaction is subject to the negotiation and execution of a definitive agreement and the satisfaction of certain closing conditions.  The April 1, 2015 non-binding letter of intent will terminate at 90 days from April 1, 2015.  As of the filing date of this report, no binding agreement has been reached.

On April 29, 2015 a related party founder and CEO purchased 140,000 shares of the Company’s common shares for $70,000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Organized in May 2010, we are a media holding company for online assets primarily targeted to the military and public safety sectors. We own and manage websites which are customized to provide our niche users, including active, reserve and retired military, law enforcement, and fire fighters with information and news that which believe may be of interest to them. We have grown from one website in March 2013 to 19 websites today, including our corporate website and TheBright.com. We generate revenues from two segments, product sales and services, which consists of advertising revenue and subscriptions.

Although our cash operating expenses increased by 10% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, our total revenue increased by 45% and our gross profit increased by 128% for the three months ended March 31, 2015 compared to the three months ending March 31, 2014. Further, revenue from services, comprised of advertising revenue and subscriptions, increased by 359% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. These increases are being powered by site traffic increases of over 423% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as a result of organic growth and acquisitions.

Website Traffic (Visits)
	Q1	Q2	Q3	Q4
2013	51,000	121,000	240,000	428,000
2014	1,475,000	2,048,000	4,110,000	5,509,000
2015	7,723,000

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

Currently we own 19 website properties including to our corporate website and our website www.thebright.com. Of these 19 sites, 16 were acquired; six were acquired in 2013, seven were acquired in 2014, two were acquired in the first quarter of 2015 and one was acquired in the second quarter of 2015. Additionally, we own the website BrightWatches.com which we developed and operate. The seven websites acquired in 2014 and the three acquired through the date of this filing, are instrumental in our plan for growth.

We are committed to continue to add websites to our portfolio in 2015 and beyond with additional Internet properties that will fit strategically into our business objectives, subject to the availability of sufficient capital.

Our strategy is to continue to build scale and also expand our reach to our chosen demographic.  We hired a digital media sales manager in the second quarter of 2015 to increase the rate of monetization of our websites.

Going Concern

For the first quarter of 2015, we reported a net loss of $334,206, cash used in operating activities of $420,913 and we had an accumulated deficit of $4,818,867 at March 31, 2015.  The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2014 and 2013 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

Revenue

	Three Months Ended March 31,
	2015	2014	% Increase
	(unaudited)	(unaudited)
Product sales	$261,724	$202,830	29%
Revenues from services	48,359	10,540	359%
Total revenue	$310,083	$213,370	45%

The increase in both our product sales and revenues from services reflects the impact of increased visitor traffic as a result of additional websites acquired during 2014 and to date in 2015, and organic growth from cross traffic to our full family of sites.

Cost of sales: We recognize cost of sales related to our product sales segment. Cost of sales, as a percentage of product sales, were 72% and 79% for the first quarter of 2015 and the first quarter of 2014, respectively.  The reductions in cost of sales as a percentage of revenue for product sales, resulting in increased gross profit margins, is primarily attributed to expanded product lines and strengthened purchasing power. We do not incur any cost of sales related to our revenues for services segment.

Selling, general and administrative expenses: Our total selling, general and administrative expenses for the first quarter of 2015 increased 10% from the first quarter of 2014. The increase in total selling, general and administrative expenses can be attributed to ongoing implementation of our business plan and our need to add employees to manage our growth.  Non-cash amortization of our Website Acquisition Assets, increased 89% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Other material components of selling, general and administrative expenses which increased in the first quarter of 2015 as compared to the first quarter of 2014 included: payroll and medical expense, which increased by 20% as a result of added employees; rent expense increased by 35% as a result of an added location in Delray Beach for our product sales segment, which was new as compared for the first quarter 2014; and insurance expense increased by 115%. Included in our selling, general and administrative expenses in each of the periods are certain non-cash expenses, including stock compensation expense, depreciation expense, amortization expense and stock issued for services. These non-cash items totaled $57,705 for the first quarter of 2015, as compared to $49,723 for the first quarter of 2014. Cash selling, general and administrative expense was $398,037 in the first quarter of 2015 as compared to $363,070 in the first quarter of 2014.

While our total revenue increased by 45% in the first quarter of 2015 over the comparable period in 2014, our cash selling, general and administrative expense increased by 10% and our gross profit increased to 39% in the 2015 period as compared to 25% in the 2014 period.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2015 we had $437,112 in cash and cash equivalents and working capital of $1,129,014, as compared to cash and cash equivalents of $590,236 in cash and cash equivalents and working capital of $1,138,903 at December 31, 2014. Our principal sources of operating capital have been equity financings and loans from related parties. During the three months ended March 31, 2015 we raised $350,000 in capital through the sale of our securities to related parties.

We continue to use our working capital to purchase additional websites. During the three months ended March 31, 2015, we purchased two websites for an aggregate amount of $339,500; $262,500 through the issuance of 350,000 shares of the Company’s common stock valued at $262,500 and $77,000 is cash.  Of the $77,000 in cash, $53,000 had been paid as of March 31, 2015 with the remaining $24,000 to be paid at a rate of $1,500 per month for 16 months as further described under Note 3 of the unaudited condensed consolidated financial statements appearing earlier in this report. Presently, our average total monthly operating overhead is approximately $152,000 of which, approximately $133,000 is cash operating overhead. As we continue to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although we are not able at this time to quantify the amount of this expected increase.

While we generated revenues of $310,083 for the three months ended March 31, 2015, we do not anticipate that we will generate sufficient revenue to fund our operations for the next 12 months and we will need to raise additional working capital of at least $1,800,000. We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Cash flows

Net cash flows used in operating activities was $420,913 for the first quarter of 2015 as compared to $434,796 used in operating activities for the first quarter of 2014. In the first quarter of 2015 we used cash primarily to fund our net loss of $334,206, and increases in our inventory of $140,110. These increases were offset by a decrease in prepaid costs and expenses. In the first quarter of 2014 we used cash primarily to fund our net loss of $359,263, and increases in our inventory of $109,569. These increases were offset by a decrease in prepaid costs and expenses.

Net cash used in investing activities was $59,388 for the first quarter of 2015 as compared to $304,016 used in investing activities for the first quarter of 2014.  Net cash used in investing activities for the first quarter in 2015 was substantially less than for the same period in 2014 since the Company issued common stock valued at $262,500 for website acquisitions.  In the 2015 period we used cash and issued common stock to purchase websites and fixed assets, and in the 2014 period we used cash only to purchase websites and fixed assets.

Net cash flows provided from financing activities was $327,177 for the first quarter of 2015 as compared to $62,999 for the first quarter of 2014. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

Non-GAAP Measure

We report adjusted EBITDA as a supplemental measure to GAAP. This measure is one of the primary metrics by which we evaluate the performance of our business, on which our internal budgets and based. We believe that investors have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and description of the reconciling items, including quantifying such items to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure.

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

The following is an unaudited reconciliation of net (loss) to adjusted EBITDA for the periods presented:

	For the three months ended March 31,
	2015	2014
Net loss	$(334,206)	$(359,263)
plus:
Stock compensation expense	$13,734	25,762
Depreciation expense	3,336	2,580
Amortization expense	40,335	21,381
Stock issued for services	300	—
Adjusted EBITDA:	$(276,501)	$(309,540)

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

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. We are currently evaluating the impact of this new guidance on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.  A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  These material weaknesses in our internal control over financial reporting included:

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

The material weaknesses in internal control over financial reporting at December 31, 2014 remain unchanged from December 31, 2013.  During 2014, as a partial remedial action for the material weaknesses, we contemplated retaining an outside accountant with SEC accounting experience on an as needed basis as a monitoring control. This consultant was, however, not engaged during 2014. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2014 or for the three months ended March 31, 2015.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 17, 2015 we sold 200,000 shares of our 10% Series A convertible preferred stock to a related party founder, for $100,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On March 25, 2015 we sold 500,000 shares of our 10% Series D convertible preferred stock to a related party for $250,000.  We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On April 29, 2015 we sold 140,000 shares of our common stock to a related party founder and CEO, for $70,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

On April 8, 2015 our wholly-owned subsidiary Bright Mountain LLC entered into a Website Asset Purchase Agreement with FireResQ, Incorporated pursuant to which we acquired all of the seller's rights in the domain name FireFightingNews.com, and all content on the website.  As consideration, we tendered the seller $50,000.  The seller agreed to pay us an amount per click for all clicks on seller's advertisements for its other websites that appear on the acquired site until October 8, 2015, after which time the parties agreed to evaluate the continued advertising arrangement.  The agreement contains an indemnification provision from the seller to us, as well as a non-compete with respect to any fire news reporting website which may be similar to the acquired site.

The description of the terms of the agreement is qualified in its entirety by reference to the agreement, which is filed as Exhibit 10.35 to this report.

ITEM 6.

EXHIBITS.

No.	Description
10.34	Website Asset Purchase Agreement by and between Bright Mountain, LLC and Anthony Carr (incorporated by reference to the Current Report on Form 8-K as filed on February 20, 2015)
10.35	Website Asset Purchase Agreement dated April 8, 2015 by and between FireResQ, Incorporated and Bright Mountain, LLC*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

———————

*

filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN ACQUISITION CORPORATION

May 8, 2015	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

May 8, 2015	By:	/s/ Annette Casacci
Annette Casacci, Chief Financial Officer