Form 10-Q
period 2015-06-30
Bright Mountain Acquisition Corp
filed 2015-08-11
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 4, 2015 the issuer had 35,200,059 shares of its common stock outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain", the “Company,” "we", "us", "our" and similar terms refer to Bright Mountain Acquisition Corporation, a Florida corporation formerly known as Bright Mountain Holdings, Inc., and its subsidiaries. In addition, when used in this report, “second quarter of 2015” refers to the three months ended June 30, 2015, “second quarter of 2014” refers to the three months ended June 30, 2014, “2015” refers to the year ending December 31, 2015 and “2014” refers to the year ended December 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our website at www.bmaq.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash	$289,370	$590,236
Accounts Receivable	13,317	4,110
Prepaid Costs and Expenses	62,391	86,298
Inventories	996,244	776,448
Total Current Assets	1,361,322	1,457,092
Fixed Assets, net	38,589	38,074
Website Acquisition Assets, net	796,586	443,222
Other Assets	13,047	12,580
Total Assets	$2,209,544	$1,950,968
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$277,144	$270,323
Premium Finance Loan Payable	2,629	47,866
Total Liabilities	279,773	318,189

Commitments and contingencies (Note 6)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 5,200,000 issued and 4,400,000 outstanding respectively
Series A, 2,000,000 shares designated, 1,900,000 and 1,600,000 shares issued and outstanding	19,000	16,000
Series B, 1,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding	10,000	10,000
Series C, 2,000,000 shares designated, 1,800,000 and 1,800,000 shares issued and outstanding	18,000	18,000
Series D, 2,000,000 shares designated, 500,000 and 0 shares issued and outstanding	5,000	—
Common stock, par value $.01, 324,000,000 shares authorized, 34,760,059 issued 34,400,059 outstanding, and 33,483,234 issued 33,123,234 outstanding, respectively	347,600	334,832
Treasury Stock (360,000 shares)	(2,501)	(2,501)
Additional paid-in-capital	6,739,315	5,741,109
Accumulated Deficit	(5,206,643)	(4,484,661)
Total shareholders’ equity	1,929,771	1,632,779
Total liabilities and shareholders’ equity	$2,209,544	$1,950,968

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Product Sales	$323,848	$226,488	$585,572	$429,318
Revenues from Services	48,099	25,305	96,458	35,846
Total Revenue	371,947	251,793	682,030	465,164
Cost of sales	271,809	179,916	459,919	339,777
Gross profit	100,138	71,877	222,111	125,387

Selling, general and administrative expenses	487,473	477,202	943,215	889,995

Loss from operations	(387,335)	(405,325)	(721,104)	(764,608)

Other income (expense)
Interest income	5	14	13	34
Interest expense	(446)	—	(891)	—
Total other income (expense), net	(441)	14	(878)	34
Net loss before taxes	(387,776)	(405,311)	(721,982)	(764,574)
Income taxes	—	—	—	—

Net Loss	(387,776)	(405,311)	(721,982)	(764,574)

Preferred stock dividends
Series A, Series B, Series C & Series D preferred	72,642	62,152	145,458	90,289
Total preferred stock dividends	72,642	62,152	145,458	90,289
Net loss attributable to common shareholders	$(460,418)	$(467,463)	$(867,440)	$(854,863)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding – Basic and diluted	39,046,279	35,033,234	36,285,718	34,668,006

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

 (formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2015

(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Equity
Balance -December 31, 2014	4,400,000	$44,000	33,123,234	$334,832	$5,741,109	$(2,501)	$(4,484,661)	$1,632,779
Common stock issued for services ($.75/share)			57,400	574	36,776			37,350
Sale of common stock for cash ($.50/share) pursuant to Subscription Agreement			580,000	5,800	284,200			290,000
Sale of Series A preferred stock for cash ($.50/share) pursuant to Subscription Agreement	300,000	3,000			147,000			150,000
Sale of Series D preferred stock for cash ($.50/share) pursuant to Subscription Agreement	500,000	5,000			245,000			250,000
Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements			160,000	1,600	(1,600)			—
Common stock issued for 10% dividend payment pursuant to Series B preferred stock Subscription Agreements			100,000	1,000	(1,000)			—
Common stock issued for 10% dividend payment pursuant to Series C preferred stock Subscription Agreements			29,425	294	(294)			—
Stock option compensation expense					29,124			29,124
Common Stock issued for acquisitions ($0.75/share)			350,000	3,500	259,000			262,500
Net loss for the six months ended June 30, 2015							(721,982)	(721,982)
Balance – June 30, 2015	5,200,000	$52,000	34,400,059	$347,600	$6,739,315	$(2,501)	$(5,206,643)	$1,929,771

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net Loss	$(721,982)	$(764,574)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	6,757	5,332
Amortization	86,136	52,849
Stock option compensation expense	29,124	41,325
Common stock issued for services	37,350	12,500
Changes in operating assets and liabilities:
Accounts Receivable	(9,207)	(3,778)
Inventory	(219,795)	(218,871)
Prepaid costs and expenses	23,908	5,676
Other assets	(467)	—
Accounts payable	(17,181)	(6,588)
Net cash used in operating activities	(785,357)	(876,129)

Cash flows from investing activities:
Purchase of fixed assets	(7,272)	(7,517)
Purchase of websites	(153,000)	(352,000)
Net cash used in investing activities	(160,272)	(359,517)

Cash flows from financing activities:
Sale of common stock	290,000	625,000
Sale of Preferred stock	400,000	50,000
Payments on premium finance loan	(45,237)	(23,798)
Net cash provided by financing activities	644,763	651,202

Net decrease in cash	(300,866)	(584,444)
Cash at beginning of period	590,236	1,162,632
Cash at end of period	$289,370	$578,188

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$890	$—
Income Taxes	$—	$—

Non-Cash Investing and financing activities
Common stock issued for purchase of websites	$262,500	$—

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The Company is a media holding company of online assets.  We sell various products through our proprietary websites and retail location, and through third party e-commerce distributor portals.  Our websites provide content designed to attract and retain targeted Internet audiences.  We generate revenues from two segments, product sales and services.  Services consists of advertising revenue and subscription revenue.  Our advertising revenue is generated primarily through the display of paid listings as well as display advertisements appearing on our websites.

Our websites contain a number of sections with demographically oriented information including originally written news content, blogs, forums, career information, and video.  Our websites are:

•	BMAQ.com;
•	Bootcamp4me.com;
•	Bootcamp4me.org;
•	Brightwatches.com;
•	Certifiedwolfhunter.com;
•	Coastguardnews.com;
•	Fdcareers.com;
•	Fireaffairs.com;
•	FireFightingNews.com;
•	Gopoliceblotter.com;
•	JQPublicblog.com;
•	Leoaffairs.com;
•	PopularMilitary.com;
•	Teacheraffairs.com;
•	Thebravestonline.com;
•	Thebright.com;
•	USMCLife.com;
•	Wardocumentaryfilms.com;
•	Welcomehomeblog.com; and
•	360fire.com

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the six months ended June 30, 2015, and the consolidated financial position as of June 30, 2015 have been made. The results of operations for such interim period is not necessarily indicative of the operating results expected for the full year.

In connection with the preparation of its Form 10-Q in the Second quarter of 2015, the Company identified an error in the loss attributable to common stockholders on the June 30, 2014 form 10-Q.  The Company considered guidance in ASC 250, including ASC 250-10-S99 SEC, formerly Staff Accounting Bulletin Release Topic 1.M, Materiality (“SAB 99”), and SEC Staff Accounting Bulletin Release Topic 1.N, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and concluded that the error did not constitute a material change to its previously issued consolidated financial statements. However, in order to accurately reflect the preferred stock dividends in the appropriate period, the Company has restated the loss available to common stockholders for the three and six months ended June 30, 2014. The identified error did not have any effect on the balance sheet, statement of stockholders equity or statement of cashflows. The balances for the three and six month periods have been adjusted to reflect the adjustment as if it had been made in the correct period.

The table below describes the impact on the loss attributable to common stockholders for the changes described above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Restated	As reported	Restated	As reported
	2014	2014	2014	2014

Net Loss	$(405,311)	$(405,311)	$(764,574)	$(764,574)
Preferred stock dividends	62,152	—	90,289	10,617
Net Loss attributable to common stockholders	$(467,463)	$(405,311)	$(854,863)	$(774,191)

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bright Mountain LLC and The Bright Insurance Agency, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

Our condensed consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States ("GAAP"). These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying condensed consolidated financial statements include the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets, valuation of equity based transactions, and the valuation allowance on deferred tax assets.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

We adopted accounting guidance for financial and non-financial assets and liabilities in accordance with ASC 820 "Fair Value Measurements and Disclosures."  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605-10, "Revenue Recognition in Financial Statements". Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist; delivery of product has occurred; the sales price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company has several revenue streams generated directly from its website and specific revenue recognition criteria for each revenue stream is as follows:

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Website Development Costs

The Company accounts for its website development costs in accordance with ASC 350-50 "Website Development Costs". These costs, if any, are included in intangible assets in the accompanying condensed consolidated financial statements or expensed immediately if the Company cannot support recovery of these costs from positive future cash flows.

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

As of June 30, 2015 and June 30, 2014, all website development costs have been expensed.

Amortization and Impairment of Long-Lived Assets

Amortization and impairment of long-lived assets are non-cash expenses relating primarily to website acquisitions. The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash impairment loss is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended June 30, 2015 and June 30, 2014, non-cash impairment expense was $0 and $0 respectively. For the six months ended June 30, 2015 and June 30, 2014, non-cash amortization expense was $86,136 and $52,849 respectively.

ASC 360-10 requires the review of the residual value and useful life of long-lived assets and certain identifiable intangibles at least at each financial year end.  The Company revised the useful life of its website acquisition assets with effect from January 1, 2015. The revision was accounted for prospectively as a change in accounting estimates and as a result, the Company’s website acquisition assets costs are amortized over five years.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718 "Compensation – Stock Compensation." ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees". The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. For the six months ended June 30, 2015 and June 30, 2014, non-cash stock-based stock option compensation expense was $29,124 and $41,325, respectively.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended June 30, 2015 and June 30, 2014, advertising, marketing and promotion expense was $14,537 and $68,873, respectively.

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

The Company follows the provisions of ASC 740-10 "Accounting for Uncertain Income Tax Positions." tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of June 30, 2015, tax years 2014, 2013, and 2012 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10 "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of June 30, 2015 and June 30, 2014 there were approximately 1,605,000 and 1,470,000 common stock equivalent shares outstanding as stock options, respectively and 5,200,000 and 2,600,000 common stock equivalents from the conversion of preferred stock, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10 "Disclosures about Segments of an Enterprise and Related Information," the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the Company in accordance with the ASC 28-10. The Company's two segments are product sales and services as of June 30, 2015. The product sales segment sells merchandise to customers thorough e-commerce distributor portals and directly to consumers through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605 "Revenue Recognition," and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35 "Revenue Recognition – Construction-Type and Production-Type Contracts." The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

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

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $721,982 and used cash in operating activities of $785,357 for the six months ended June 30, 2015. The Company had an accumulated deficit of $5,206,643 at June 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

JUNE 30, 2015

(Unaudited)

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

As previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, on April 14, 2015, the Company entered into a Website Asset Purchase Agreement to purchase FireFightingNews.com for a purchase price of $50,000 in cash.  The acquisition was accounted following ASC 805 "Business Combination". The operations of the website prior to the Company's acquisition were immaterial; therefore, pro forma information was presented. There were no costs of acquisition incurred as a result of this purchase.

On June 1, 2015, the Company entered into a Website Asset Purchase Agreement to purchase CertifiedWolfHunter.com for a purchase price of $50,000.  The purchase price consisted of a cash payment of $50,000, payable at closing.  The asset acquisition was accounted for as a purchase of assets in accordance with Rule 11-01 (d) of Regulation S-X and ASC 805-10-55-4. There were no costs of acquisition incurred as a result of the asset purchase.

At June 30, 2015 and December 31, 2014, website acquisition assets consisted of the following:

	June 30,	December 31,
	2015	2014
Website Acquisition Assets	$1,029,728	$614,944
Less: Accumulated Amortization	(233,142)	(147,006)
Less: Impairment Loss	—	(24,716)
Website Acquisition Assets, net	$796,586	$443,222

Non-cash amortization expense for the six months ending June 30, 2015 and June 30, 2014 was $86,136 and $52,849 respectively.

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

On April 1, 2015, the Company entered into a new non-binding letter of intent to purchase all of the assets of Military Media, Inc., Military Direct Marketing, Inc., and Military Interactive Media, Inc.  The closing of the transaction was subject to the negotiation and execution of a definitive agreement and the satisfaction of certain closing conditions.  The letter of intent terminated 90 days from April 1, 2015 and no new non-binding letter of intent has been entered into by the Company.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 4 – INVENTORIES

At June 30, 2015 and December 31, 2014 inventories consisted of the following:

	June 30,	December 31,
	2015	2014
Product Inventory: Other	$2,686	$6,488
Product Inventory: Clocks & Watches	993,558	769,960
Total Inventory Balance	$996,244	$776,448

NOTE 5 – SEGMENT INFORMATION

The Company has two identifiable segments as of June 30, 2015; products and services. The products segment sells merchandise to customers thorough e-commerce distributor portals and directly to consumers through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several advertising network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

The following information represents segment activity for the three and six months ended June 30, 2015. Comparable information is not presented for the respective periods in 2014 as the Company only had one identifiable segment in the respective 2014 periods:

	For the three months ended June 30,			For the six months ended June 30,
	2015			2015
	Products	Services	Total	Products	Services	Total
Revenues	$323,848	$48,099	$371,947	$585,572	$96,458	$682,030
Amortization	$—	$45,801	$45,801	$—	$86,136	$86,136
Depreciation	$2,979	$442	$3,421	$5,795	$962	$6,757
Loss from operations	$(286,424)	$(100,911)	$(387,335)	$(522,400)	$(198,704)	$(721,104)
Segment Assets	$1,381,335	$828,209	$2,209,544	$1,381,335	$828,209	$2,209,544

The following information represents further detail on segment revenues for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenue:
Direct Product Sales	$24,607	$3,041	$40,757	$3,094
Distributor Product Sales	$299,241	$223,447	$544,815	$426,224
Services	$48,099	$25,305	$96,458	$35,846
Total Revenue	$371,947	$251,793	$682,030	$465,164

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014 was amended on July 30, 2015 to increase the original approximate 2,014 square feet to approximately 4,450 square feet.  The term of the lease was extended and will terminate on March 14, 2019 at a current base rent of for a term of approximately $8,978 per month for the first twelve months with a 3% escalation each year. An additional security deposit of $2,500 was required. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water. The original rent commencement date is October 11, 2014 and will expire on March 14, 2019.

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

The Chief Executive Officer's base salary was increased to $96,000 annual effective July 1, 2015 upon recommendation of the compensation committee.

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 7 – RELATED PARTIES

During the six months ended June 30, 2015, a related party founder purchased 200,000 shares of the Company’s Series A Stock for $100,000.

During the six months ended June 30, 2015, a related party purchased 500,000 shares of the Company’s Series D Stock for $250,000.

During the six months ended June 30, 2015, a related party founder purchased 540,000 shares of the Company’s common stock for $270,000.

During the six months ended June 30, 2015, a related party purchased 40,000 shares of the Company’s common stock for $20,000.

During the six months ended June 30, 2015, a related party purchased 100,000 shares of the Company’s Series A Stock for $50,000.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series A Convertible Preferred Stock (“Series A Stock”) and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2015 there were 160,000 shares of common stock dividends owed and payable to the Series A Stockholders of record as dividends on the Series A Stock. On January 10, 2015, the Company issued 160,000 shares of common stock due Series A Stockholders.  As of June 30, 2015, there were 80,219 shares of common stock dividends accrued but not earned until the tenth business day of January 2016 to the Series A Stockholders as dividends on the Series A Stock.

During the six months ended June 30, 2015, the Company raised additional capital of $100,000 through issuance of 200,000 shares of its Series A Stock pursuant to the same private placement.  The shares were issued to the Company’s founder and CEO.

During the six months ended June 30, 2015, the Company raised additional capital of $50,000 through issuance of 100,000 shares of its Series A Stock pursuant to the same private placement.  The shares were issued to a related party.

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock (“Series B Stock”) and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series B Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of common stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2015 there were 100,000 shares of common stock owed and payable to the Series B stockholders as dividends on the Series B Stock. On January 10, 2015, the Company issued 100,000 shares of common stock due Series B Stockholder.  As of June 30, 2015, there were 46,575 shares of common stock accrued but not earned until the tenth business day of January 2016 to the Series B Stockholder as dividends on the Series B Stock.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

At a meeting of the Board of Directors, held on September 22, 2014, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series C Convertible Preferred Stock (“Series C Stock”) and authorized the issuance of the Series C Stock. Holders of the Series C Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series C Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series C Stock may convert all or part of the Series C Stock into shares of common stock on a share for share basis. Series C Stock shall rank superior to all common stock upon liquidation. Each share of Series C Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2015 there were 29,425 shares of common stock owed and payable to the Series C stockholders as dividends on the Series C Stock.  On January 10, 2015, the Company issued 29,425 shares of common stock due Series C Stockholder.  As of June 30, 2015, there were 83,836 shares of common stock accrued but not earned until the tenth business day of January 2016 to the Series C Stockholder as dividends on the Series C Stock.

At a meeting of the Board of Directors, held on March 20, 2015, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series D Convertible Preferred Stock (“Series D Stock”) and authorized the issuance of the Series D Stock. Holders of the Series D Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series D Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series D Stock may convert all or part of the Series D Stock into shares of common stock on a share for share basis. Series D Stock shall rank superior to all common stock upon liquidation. Each share of Series D Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. As of June 30, 2015, there were 13,151 shares of common stock accrued but not earned until the tenth business day of January 2016 to the Series D Stockholder as dividends on the Series D Stock.

During the six months ended June 30, 2015, the Company raised additional capital of $250,000 through issuance of 500,000 shares of its Series D Stock pursuant to the same private placement.  The shares were issued to a related party.

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

On May 1, 2015, the Company entered into an agreement with an employee, wherein the employee elected to receive 2,000 shares of the Company common stock at a fair value of $0.65 per share, or $1,300, in lieu of a bonus.

On May 22, 2015, the Company issued to a law firm 50,000 shares of its common stock at $0.65 per share, or $32,500, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On May 28, 2015, the Company issued to a consultant 5,000 shares of its common stock at $0.65 per share, or $3,250, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

B)

Stock issued for dividends

During the six months ended June 30, 2015, the Company issued 289,425 shares of its common stock as dividends to the holders of its Series A, Series B, and Series C Stock only.  Holders of the Series A, Series B, Series C, and Series D Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each ten shares of Series A, Series B, Series C, or Series D Stock. Dividends shall be payable annually the tenth business day of January.  Holders of Series D Stock are entitled to payment of 10% dividend payable in shares of the Company’s common stock on the tenth business day of January commencing in 2016.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

C)

Stock issued for acquisitions

During the six months ended June 30, 2015, the Company issued 350,000 shares of its common stock for the acquisition of two websites. The Company valued these common shares at $262,500 or $0.75 per share, based on the fair value on the date of the acquisitions.

D)

Stock issued for cash

During the six months ended June 30, 2015, the Company raised additional capital through issuance of common stock pursuant to a private placement whereby $290,000 in capital was raised through the issuance of 580,000 shares of common stock at $0.50 per share.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

The Company accounts for stock option compensation issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50,"Equity-Based Payments to Non-Employees." The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

Stock options issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option, whichever is more reliably measurable in accordance with ASC 505 "Equity" and ASC 718, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

Stock Option Plans

The Company has adopted three stock option plans, the terms of which are substantially identical.  The purpose of each plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under each plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards.  The Compensation Committee of the Company's board of directors administers each plan. The material terms of each option which may be granted under each plan will contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted, and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the plan, as may be determined by the Committee and specified in the grant instrument.

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the "2011 Plan"), to be effective on January 3, 2011.  The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. As of June 30, 2015, 81,000 shares were remaining under the 2011 Plan for future issuance.

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the "2013 Plan"), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. During the year ended December 31, 2014, 129,000 shares of common stock under the 2013 Plan were forfeited. As of June 30, 2015, 44,000 shares were remaining under the 2013 Plan for future issuance.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

On May 22, 2015, the Company's board of directors adopted the 2015 Stock Option Plan (the "2015 Plan"), to be effective on May 22, 2015.  Effective August 3, 2015, and as disclosed in the Company's Information Statement on Schedule 14C, the Company's majority shareholders ratified the adoption of the 2015 Plan.  The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2015 Plan to any individual during any calendar year shall be 100,000 shares. As of June 30, 2015, 1,000,000 shares were remaining under the 2015 Plan for future issuance.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the six months ended June 30, 2015 and 2014:

	June 30,	June 30,
Assumptions:	2015	2014
Expected term (years)	6.25	6.25
Expected volatility	63%	80%
Risk-free interest rate	.38%	0.01% - 2.07%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on an average of similar public companies historical volatility.  The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

The Company recorded $15,390 and $15,563 stock option expense for the three months ended June 30, 2015 and June 30, 2014 respectively.  The Company recorded $29,124 and $41,325 stock option expense for the six months ended June 30, 2015 and June 30, 2014 respectively.  The $29,124 non-cash stock option expense for the six months ended June 30, 2015 has been recognized as a component of general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

As of June 30, 2015 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $72,091 to be recognized through June 2019.

The grant date weighted average for fair values of options granted in 2015 is $ 0.43 per option.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

A summary of the Company's stock option activity during the six months ended June 30, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2014	1,565,000	$0.31	7.3	$349,983
Granted	40,000	0.75	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, June 30, 2015	1,605,000	$0.31	7.3	349,983
Exercisable at June 30, 2015	1,088,500	$0.21	6.3	$316,786

Summarized information with respect to options outstanding under the three option plans at June 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.78	1,605,000	7.1	$0.31	1,088,500	$0.21
	1,605,000	7.1	$0.31	1,088,500	$0.21

NOTE 9 – CONCENTRATIONS

The Company purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During the three months ended June 30, 2015, purchases from Citizens accounted for 39% and purchases from Bulova accounted for 22%, of the total products purchased as compared to 60% and 32%, respectively for the three months ended June 30, 2014.  During the six months ended June 30, 2015, purchases from Citizens accounted for 39% and purchases from Bulova accounted for 26%, of the total products purchased as compared to 64% and 29%, respectively for the six months ended June 30, 2014.  Although we have added additional product vendors in the past twelve month period, and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

The Company sells many of its products through various e-commerce distribution portals, which include Amazon and eBay. During the three months ended June 30, 2015, these two distributor portals accounted for 78% and 2%, respectively of our total revenue. During the six months ended June 30, 2015, these two distributor portals accounted for 77% and 3%, respectively of our total revenue. Although our direct product sales has increased to 7% of total revenue as compared to 1% for the three months ended June 30, 2015 and 6% of total revenue as compared to <1% for the six months ended June 30, 2015, due to the high concentration and reliance on these two e-commerce distributor portals, the loss of a working relationship with either of these two distributor portals could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

The Company obtained approximately 57% of its advertising revenue for the three months ended June 30, 2015 from a third-party provider, namely Google AdSense. Paid listings are priced on a price per click basis and when a user submits a search query and then clicks on a Google AdSense paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with the Company. The Company's remaining 43% of advertising revenue was from direct advertising and subscriptions.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2015 and December 31, 2014, respectively, the Company had cash balances above the FDIC insured limit of approximately $0 and $173,933 respectively. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the six months ended June 30, 2015 the Company's funding was provided by the sale of shares of the Company's preferred stock to a related party officer and director, as well as to a principal shareholder.

NOTE 10 – SUBSEQUENT EVENTS

As previously disclosed, the Company entered into an Executive Employment Agreement with our Chief Executive Officer, with an effective date of June 1, 2014. Under the terms of this agreement, the Company will compensate the Chief Executive Officer with a base salary of $75,000 annually, and he is entitled to receive discretionary bonuses as may be awarded by the Company's Board of Directors from time to time. The initial term of the agreement is three years, and the Company may extend it for an additional one-year period upon written notice at least 180 days prior to the expiration of the term.  The Company increased the Chief Executive Officer's annual base salary to $96,000 effective July 1, 2015 upon recommendation of the Compensation Committee.

The Chief Financial Officer's annual base salary was increased to $80,000 effective July 1, 2015 upon recommendation of the Compensation Committee.

On July 2, 2015, the Company raised additional capital through the issuance of its common stock pursuant to a private placement whereby $100,000 in capital was raised through the issuance of 200,000 shares of common stock at $0.50 per share.

On July 2, 2015, the Company raised additional capital through the issuance of its common stock pursuant to a private placement whereby $50,000 in capital was raised through the issuance of 100,000 shares of common stock at $0.50 per share to a director.

On July 7, 2015, the Company raised additional capital through the issuance of its common stock pursuant to a private placement whereby $100,000 in capital was raised through the issuance of 200,000 shares of common stock at $0.50 per share to a director.

On July 15, 2015, the Company raised additional capital through the issuance of its common stock pursuant to a private placement whereby $50,000 in capital was raised through the issuance of 100,000 shares of common stock at $0.50 per share to a director.

On July 22, 2015, the Company raised additional capital through the issuance of its common stock pursuant to a private placement whereby $50,000 in capital was raised through the issuance of 100,000 shares of common stock at $0.50 per share.

On July 30, 2015, the Company entered into a lease addendum to increase the original approximate 2,014 square feet of its corporate offices in Boca Raton, FL to approximately 4,450 square feet.  The term of the lease was extended and will terminate on March 14, 2019 at a current base rent of approximately $8,978 per month for the first twelve months with a 3% escalation each year. An additional security deposit of $2,500 was required. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water. The original rent commencement date is October 11, 2014 and will expire on March 14, 2019.

On August 3, 2015, the Company raised additional capital through the issuance of its common stock pursuant to a private placement whereby $50,000 in capital was raised through the issuance of 100,000 shares of common stock at $0.50 per share.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a media holding company for online assets primarily targeted to the military and public safety sectors. We own and manage websites, which are customized to provide our niche users, including active, reserve and retired military, law enforcement, and fire fighters with information and news that which believe may be of interest to them. We generate revenues from two segments, product sales and services, which consists of advertising revenue and subscriptions. Within our product sales segment, we generate product sales revenue through e-commerce distributors portals such as Amazon and eBay, and direct sales though proprietary websites and a retail location.

We have grown from one website in March 2013 to 20 websites today, including our corporate website and TheBright.com. Of the 20 websites currently in our portfolio, 17 were acquired; six were acquired in 2013, seven were acquired in 2014, and four were acquired in 2015. Additionally, we own the website BrightWatches.com which we developed and operate. Our strategy is to continue to build scale and also expand our reach to our chosen demographic.  We hired a digital sales manager July 1, 2015 with the goal of increasing the level of e-commerce of our websites.

The following table provides comparative information on the quarterly growth in our revenues over the periods presented:

Bright Mountain plans to continue to grow its business through organic growth and acquisitions. The Bright Mountain strategy is to concentrate its marketing and development primarily to military and public safety audiences.

Although our selling, general and administrative expenses increased by 6% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, our total revenue increased by 47% and our gross profit increased by 77% for the six months ended June 30, 2015 compared to the six months ending June 30, 2014. Further, revenue from services, comprised of advertising revenue and subscriptions, increased by 169% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.   Our direct product sales and our e-commerce distributor product sales increased 1,217% and 28% respectively for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. These increases are being powered by website traffic increases of over 380% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 as a result of organic growth and acquisitions.

Website Traffic (Visitors)
	Q1	Q2	Q3	Q4
2013	51,000	121,000	240,000	428,000
2014	1,475,000	2,048,000	4,110,000	5,509,000
2015	7,723,000	9,197,000

The following table provides information on the quarterly traffic to our proprietary websites over the periods presented:

Website Traffic (Visitors)

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

We believe that advertising and marketing budgets continue to grow with digital marketing and advertising channels having budget increases where traditional print channels are likely to continue to see budget reductions. Management continues to focus its efforts on continued growth of our digital media reach through organic growth and acquisitions of strategic websites consistent with its niche market.

We are committed to continue to add websites to our portfolio in 2015 and beyond with additional Internet properties that will fit strategically into our business objectives, subject to the availability of sufficient capital.

Going Concern

For the six months ended June 30, 2015, we reported a net loss of $721,982, cash used in operating activities of $785,357 and we had an accumulated deficit of $5,206,643 at June 30, 2015.  The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2014 and 2013 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

Revenue

The following table provides information regarding the revenues attributable to each our reportable segments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended			Six Months Ended
	(unaudited)			(unaudited)
	June 30,	June 30,		June 30,	June 30,
	2015	2014	% Increase	2015	2014	% Increase
Revenue:
Product Sales	$323,848	$226,488	43%	$585,572	$429,318	36%
Revenue from Services	$48,099	$25,305	90%	$96,458	$35,846	169%
Total Revenue	$371,947	$251,793	48%	$682,030	$465,164	47%

The following table provides information on the growth in revenues in our product sales segment, which are attributable to e-commerce distributor sales and our direct sales of our products through our proprietary websites and our retail location:

	Three Months Ended June 30,			Six Months Ended June 30.
	(unaudited)			(unaudited)
	2015	2014	% Increase	2015	2014	% Increase
Revenue:
Direct Product Sales	$24,607	$3,041	709%	$40,757	$3,094	1,217%
Distributor Product Sales	$299,241	$223,447	34%	$544,815	$426,224	28%
Services	$48,099	$25,305	90%	$96,458	$35,845	169%
Total Revenue	$371,947	$251,793	48%	$682,030	$465,163	47%

The increase in both our direct product sales and revenues from services reflects the impact of increased visitor traffic as a result of additional websites acquired during 2014 and to date in 2015, and organic growth from cross traffic to our full family of sites.  The increase in distributor product sales reflects the impact of expanded product lines.

Cost of sales: We recognize cost of sales related to our product sales segment. Cost of sales, as a percentage of total revenue, was 73% for the three months ended June 30, 2015 as compared to 71% for the three months ended June 30, 2014 and cost of sales, as a percentage of total revenue was 67% for the six months ended June 30, 2015 as compared to 73% for the same period 2014.

Selling, general and administrative expenses: Our total selling, general and administrative expenses for the three months ended June 30, 2015 increased 2% from the three months ended June 30, 2014. Selling, general and administrative expenses for the six months ended June 30, 2015 increased 6% from the six months ended June 30, 2014.  The increases in total selling, general and administrative expenses in each period can be attributed to ongoing implementation of our business plan and our need to add employees to manage our growth.  Non-cash amortization of our website acquisition assets, increased 46% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, and increased 63% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The following expenses represent the other material increases in our total selling, general and administrative expenses for the three and six months ended June 30, 2015 from the comparable periods in 2014;

•

payroll, payroll taxes, and employee medical expenses increased by 11% and 15% for the three and six months ended June 30, 2015;

•

rent increased by 35% for each of the three and six months ended June 30, 2015;

•

insurance expense increased by 120% and 117% for the three and six months ended June 30, 2015; and

•

non-cash amortization expense, which represents amortization of the Company’s website acquisition assets, increased by 46% and 63% for the three and six months ended June 30, 2015.

While our total revenue increased by 48% and 47% for the second quarter of 2015 and the six months then ended, respectively, as compared to 2014 periods, our total selling, general and administrative expense increased by 2% and 6%, respectively.  While our gross profit decreased to 27% of total revenue for the three months ended June 30, 2015 as compared to 33% for the three months ended June 30, 2014, our gross profit for the six months ended June 30, 2015 increased to 33% of total revenue as compared to 27% for the same period in 2014.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2015 we had $289,370 in cash and cash equivalents and working capital of $1,081,549, as compared to cash and cash equivalents of $590,236 in cash and cash equivalents and working capital of $1,138,903 at December 31, 2014. Our principal sources of operating capital have been equity financings. During the six months ended June 30, 2015 we raised $690,000 in capital through the sale of our securities.

We continue to use our working capital to purchase additional websites. During the six months ended June 30, 2015, we purchased four websites for an aggregate amount of $439,500; $262,500 through the issuance of 350,000 shares of the Company’s common stock and $177,000 is cash.  Of the $177,000 in cash, $157,500 had been paid as of June 30, 2015 with the remaining $19,500 to be paid at a rate of $1,500 per month for 13 months as further described under Note 3 of the unaudited condensed consolidated financial statements appearing earlier in this report. Presently, our average total monthly operating overhead is approximately $157,000 of which, approximately $137,000 is cash operating overhead. As we continue to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although we are not able at this time to quantify the amount of this expected increase.

While we generated revenues of $682,030 for the six months ended June 30, 2015, we do not anticipate that we will generate sufficient revenue to fund our operations for the next 12 months and we will need to raise additional working capital of at least $1,200,000.  We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Cash flows

Net cash flows used in operating activities was $785,357 for the six months ended June 30, 2015 as compared to $876,129 used in operating activities for the six months ended June 30, 2014. In the six months ended June 30, 2015 we used cash primarily to fund our net loss of $721,982, and increases in our inventory of $219,796. These increases were offset by a decrease in prepaid costs and expenses.

Net cash used in investing activities was $160,272 for the six months ended June 30, 2015 as compared to $359,517 used in investing activities for the same period in 2014.  Net cash used in investing activities for the six months ended June 30, 2015 was substantially less than for the same period in 2014 since the Company issued common stock valued at $262,500 for website acquisitions.  In the 2015 period we used cash and issued common stock to purchase websites and fixed assets, and in the 2014 period we used cash only to purchase websites and fixed assets.

Net cash flows provided from financing activities was $644,763 for the six months ended June 30, 2015 as compared to $651,202 for the same period in 2014. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

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

Our adjusted EBITDA is defined as operating income/loss excluding: (1) non-cash stock option compensation expense, (2) depreciation, (3) acquisition-related items consisting of (i) amortization expense, and (ii) impairment expense, and (4) non-cash stock compensation for services. We believe this measure is useful for analysts and investors as this measure allows a more meaningful year-to-year comparison of our performance. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole. The above items are excluded from adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, adjusted EBITDA corresponds more closely to the cash operating income/loss generated from our business. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expense.

The following is an unaudited reconciliation of net (loss) to adjusted EBITDA for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net Loss	$(387,776)	$(405,311)	$(721,982)	$(764,574)
plus:
Stock compensation expense	$15,390	$15,563	$29,124	$41,325
Depreciation expense	3,421	2,752	6,757	5,332
Amortization expense	45,801	31,468	86,136	52,849
Stock compensation for services	37,050	—	37,350	12,500
Adjusted EBITDA:	$(286,114)	$(355,528)	$(562,615)	$(652,568)

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

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies as described in Note 1 appearing earlier in this report that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

The material weaknesses in internal control over financial reporting at December 31, 2014 remain unchanged from December 31, 2013.  During 2014, as a partial remedial action for the material weaknesses, we contemplated retaining an outside accountant with SEC accounting experience on an as needed basis as a monitoring control. This consultant was, however, not engaged during 2014. During the six months ended June 30, 2015 we retained an outside accountant with SEC accounting experience on an as needed basis as a partial remedial action for material weaknesses in internal control and as a monitoring control.  Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2014 or for the six months ended June 30, 2015.

However, management recognized that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors could adversely affect reporting in future years, when our operations become more complex and less transparent and require higher level of financial expertise. As a result, between October 2014 and March 2015 we expanded our board of directors to add two additional independent members, one of which is considered an audit committee financial expert. Our board of directors is now comprised of 50% management directors and 50% independent directors and created an audit committee consisting of two outside directors of our board who will undertake the oversight in the establishment and monitoring of required internal controls and procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 1, 2015, we issued 2,000 shares of the Company's common stock valued at $1,300 in lieu of a bonus to an employee.  The recipient had access to business and financial information on our company and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

On May 22, 2015, the Company issued a law firm 50,000 shares of its common stock valued at $32,500 as compensation for services rendered.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

On May 28, 2015, we issued a consultant 5,000 shares of our common stock valued at $3,250 for services rendered.  The recipient has access to business and financial information on our company and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

On June 1, 2015 we sold 200,000 shares of our common stock to the company’s founder, CEO and member of our board of directors, for $100,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On June 25, 2015 we sold 40,000 shares of our common stock to a member of our board of directors, for $20,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On June 30, 2015 we sold 200,000 shares of our common stock to the company’s founder, CEO and member of our board of directors, for $100,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On June 30, 2015 we sold 100,000 shares of our 10% Series A Convertible Preferred Stock to a related party, for $50,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On July 2, 2015 we sold 200,000 shares of our common stock for $100,000. We did not pay any commissions or finders fees.  The purchasers were accredited investors and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On July 2, 2015 we sold 100,000 shares of our common stock to a member of our board of directors, for $50,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On July 7, 2015 we sold 200,000 shares of our common stock to a member of our board of directors, for $100,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On July 15, 2015 we sold 100,000 shares of our common stock to a member of our board of directors, for $50,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On July 22, 2015 we sold 100,000 shares of our common stock for $50,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On August 3, 2015 we sold 100,000 shares of our common stock for $50,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

On June 1, 2015, pursuant to the terms of a Website Asset Purchase Agreement, the Company purchased all rights to the website www.CertifiedWolfHunter.com together with the rights associated with certain trademarks, logos, domain names, email lists and social media account for a purchase price of $50,000.  The seller agreed to indemnity us with respect to the prior operations of the website for the period terminating on December 31, 2015, and agreed not to compete with us with respect to any similar website for a period of five years.  The description of the terms and conditions of the Website Asset Purchase Agreement are qualified in their entirety by reference to the agreement, which is filed as Exhibit 10.36 to this report.

On June 11, 2015, and following the creation in May 2015 of standing Audit and Compensation Committees, the Company's board of directors adopted an Audit Committee Charter and a Compensation Committee Charter.  Copies of the charters are available on our website at www.bmaq.com.

The Company is a party to an Executive Employment Agreement effective June 1, 2014 with W. Kip Speyer, our Chief Executive Officer. Under the terms of this agreement, we agreed to initially compensate him with a base salary of $75,000 annually in addition to other terms of the agreement.  Effective July 1, 2015 we increased Mr. Speyer's annual base compensation to $96,000 upon the recommendation of the Compensation Committee.  All other terms and conditions of the agreement remain in effect.

Effective July 1, 2015 we increased the Chief Financial Officer’s base annual salary to $80,000 upon recommendation of the Compensation Committee.

On July 30, 2015, the Company entered into a lease addendum to increase the original approximate 2,014 square feet of its corporate offices in Boca Raton, FL to approximately 4,450 square feet.  The term of the lease was extended and will terminate on March 14, 2019 at a current base rent of for a term of approximately $8,978 per month for the first twelve months with a 3% escalation each year. An additional security deposit of $2,500 was required. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water. The original rent commencement date is October 11, 2014 and will expire on March 14, 2019.  The description of the terms and conditions of the lease addendum are qualified in their entirety by reference to the agreement, which is filed as Exhibit 10.37 to this report.

ITEM 6.

EXHIBITS.

No.	Description
10.36	Website Asset Purchase Agreement dated June 1, 2015 by and between Christopher Fisher and Bright Mountain, LLC*
10.37	LEASE ADDENDUM*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

———————

*

filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN ACQUISITION CORPORATION

August 11, 2015	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

August 11, 2015	By:	/s/ Annette Casacci
Annette Casacci, Chief Financial Officer