Form 10-Q
period 2015-09-30
Bright Mountain Acquisition Corp
filed 2015-11-12
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 6, 2015 the issuer had 35,600,059 shares of its common stock outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain", the “Company,” "we", "us", "our" and similar terms refer to Bright Mountain Acquisition Corporation, a Florida corporation formerly known as Bright Mountain Holdings, Inc., and its subsidiaries. In addition, when used in this report, “third quarter of 2015” refers to the three months ended September 30, 2015, “third quarter of 2014” refers to the three months ended September 30, 2014, “2015” refers to the year ending December 31, 2015 and “2014” refers to the year ended December 31, 2014.

Unless specifically set forth to the contrary, the information which appears on our website at www.bmaq.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash	$354,421	$590,236
Accounts Receivable	44,376	4,110
Prepaid Costs and Expenses	84,118	86,298
Inventories	1,065,732	776,448
Total Current Assets	1,548,647	1,457,092
Fixed Assets, net	50,057	38,074
Website Acquisition Assets, net	750,785	443,222
Other Assets	15,547	12,580
Total Assets	$2,365,036	$1,950,968
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$262,316	$270,323
Premium Finance Loan Payable	18,604	47,866
Total Liabilities	280,920	318,189

Commitments and contingencies (Note 7)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 5,200,000 issued and 4,400,000 outstanding respectively
Series A, 2,000,000 shares designated, 1,900,000 and 1,600,000 shares issued and outstanding	19,000	16,000
Series B, 1,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding	10,000	10,000
Series C, 2,000,000 shares designated, 1,800,000 and 1,800,000 shares issued and outstanding	18,000	18,000
Series D, 2,000,000 shares designated, 500,000 and 0 shares issued and outstanding	5,000	—
Common stock, par value $.01, 324,000,000 shares authorized, 35,760,059 issued 35,400,059 outstanding, and 33,483,234 issued 33,123,234 outstanding, respectively.	357,600	334,832
Treasury Stock (360,000 shares)	(2,501)	(2,501)
Additional paid-in-capital	7,242,795	5,741,109
Accumulated Deficit	(5,565,778)	(4,484,661)
Total shareholders’ equity	2,084,116	1,632,779
Total liabilities and shareholders’ equity	$2,365,036	$1,950,968

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Product Sales	$335,750	$245,812	$921,322	$675,130
Revenues from Services	95,264	31,031	191,722	66,876
Total Revenue	431,014	276,843	1,113,044	742,006
Cost of sales - Product	273,227	186,611	733,146	526,387
Cost of sales - Services	—	—	—	—
Gross profit	157,787	90,232	379,898	215,619

Selling, general and administrative expenses	516,439	435,204	1,459,654	1,325,199

Loss from operations	(358,652)	(344,972)	(1,079,756)	(1,109,580)

Other income (expense)
Interest income	10	7	23	41
Interest expense	(493)	—	(1,384)	—
Total other income (expense), net	(483)	7	(1,361)	41
Net loss before taxes	(359,135)	(344,965)	(1,081,117)	(1,109,539)
Income taxes	—	—	—	—

Net Loss	(359,135)	(344,965)	(1,081,117)	(1,109,539)

Preferred stock dividends
Series A, Series B, Series C & Series D preferred	101,939	49,377	247,397	139,666
Total preferred stock dividends	101,939	49,377	247,397	139,666
Net loss attributable to common shareholders	$(461,074)	$(394,342)	$(1,328,514)	$(1,249,205)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average shares outstanding – Basic and diluted	35,108,850	33,053,785	34,245,752	32,474,590

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

 (formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2015

(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Equity
Balance -December 31, 2014	4,400,000	$44,000	33,123,234	$334,832	$5,741,109	$(2,501)	$(4,484,661)	$1,632,779
Common stock issued for services ($.75/share)			57,400	574	36,776			37,350
Sale of common stock for cash ($.50/share) pursuant to Subscription Agreement			1,580,000	15,800	774,200			790,000
Sale of Series A preferred stock for cash ($.50/share) pursuant to Subscription Agreement	300,000	3,000			147,000			150,000
Sale of Series D preferred stock for cash ($.50/share) pursuant to Subscription Agreement	500,000	5,000			245,000			250,000
Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements			160,000	1,600	(1,600)			—
Common stock issued for 10% dividend payment pursuant to Series B preferred stock Subscription Agreements			100,000	1,000	(1,000)			—
Common stock issued for 10% dividend payment pursuant to Series C preferred stock Subscription Agreements			29,425	294	(294)			—
Stock option compensation expense					42,604			42,604
Common Stock issued for acquisitions ($0.75/share)			350,000	3,500	259,000			262,500
Net loss for the nine months ended September 30, 2015							(1,081,117)	(1,081,117)
Balance – September 30, 2015	5,200,000	$52,000	35,400,059	$357,600	$7,242,795	$(2,501)	$(5,565,778)	$2,084,116

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net Loss	$(1,081,117)	$(1,109,539)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,879	8,220
Amortization	131,937	95,761
Stock option compensation expense	42,604	51,898
Common stock issued for services	37,350	20,000
Changes in operating assets and liabilities:
Accounts Receivable	(40,266)	(2,250)
Inventory	(289,284)	(347,839)
Prepaid costs and expenses	2,180	1,368
Other assets	(2,967)	(7,880)
Accounts payable	(19,659)	25,818
Net cash used in operating activities	(1,208,343)	(1,264,443)

Cash flows from investing activities:
Purchase of fixed assets	(22,862)	(9,566)
Purchase of websites	(162,000)	(572,000)
Net cash used in investing activities	(184,862)	(581,566)

Cash flows from financing activities:
Sale of common stock	790,000	675,000
Sale of Preferred stock	400,000	400,000
Payments on premium finance loan	(32,610)	(11,509)
Net cash provided by financing activities	1,157,390	1,063,491

Net decrease in cash	(235,815)	(782,518)
Cash at beginning of period	590,236	1,162,632
Cash at end of period	$354,421	$380,114

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$1,384	$—
Income Taxes	$—	$—

Non-Cash Investing and financing activities
Common stock issued for purchase of websites	$262,500	$—
Payable for purchase of websites	$27,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the nine months ended September 30, 2015, and the consolidated financial position as of September 30, 2015 have been made. The results of operations for such interim period is not necessarily indicative of the operating results expected for the full year.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

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

SEPTEMBER 30, 2015

(Unaudited)

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

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605-10, "Revenue Recognition in Financial Statements."  Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist; delivery of product has occurred; the sales price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company has several revenue streams generated directly from its website and specific revenue recognition criteria for each revenue stream is as follows:

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

The Company follows the guidance of ASC 605-50-25, "Revenue Recognition, Customer Payments."  Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products included in inventories. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

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

SEPTEMBER 30, 2015

(Unaudited)

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

Website Development Costs

The Company accounts for its website development costs in accordance with ASC 350-50 "Website Development Costs."  These costs, if any, are included in intangible assets in the accompanying condensed consolidated financial statements or expensed immediately if the Company cannot support recovery of these costs from positive future cash flows.

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

As of September 30, 2015 and September 30, 2014, all website development costs have been expensed.

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

Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash impairment loss is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended September 30, 2015 and September 30, 2014, non-cash impairment expense was $0 and $0 respectively. For the nine months ended September 30, 2015 and September 30, 2014, non-cash amortization expense was $131,937 and $95,761 respectively.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718 "Compensation – Stock Compensation." ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees."  The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2015 and September 30, 2014, non-cash stock-based stock option compensation expense was $42,604 and $51,898 respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the nine months ended September 30, 2015 and September 30, 2014, advertising, marketing and promotion expense was $17,541 and $83,069, respectively.

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

The Company follows the provisions of ASC 740-10 "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of September 30, 2015, tax years 2014, 2013, and 2012 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10 "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of September 30, 2015 and September 30, 2014 there were approximately 1,605,000 and 1,500,000 common stock equivalent shares outstanding as stock options, respectively and 5,200,000 and 3,300,000 common stock equivalents from the conversion of preferred stock, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10 "Disclosures about Segments of an Enterprise and Related Information," the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the Company in accordance with the ASC 28-10. The Company's two segments are product sales and services as of September 30, 2015. The product sales segment sells merchandise to customers thorough e-commerce distributor portals and directly to consumers through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.”  The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605 "Revenue Recognition," and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35 "Revenue Recognition – Construction-Type and Production-Type Contracts." The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern,” which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on the condensed consolidated financial statements.

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,081,117 and used cash in operating activities of $1,208,343 for the nine months ended September 30, 2015. The Company had an accumulated deficit of $5,565,778 at September 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

NOTE 3 – ACQUISITIONS

On April 1, 2015, the Company entered into Website Asset Purchase Agreement with an unrelated third party. As consideration for the purchase, the Company paid $50,000 and issued 250,000 shares of its common stock with a fair value of $187,500. In conjunction with the Website Asset Purchase Agreement, the Company also entered into a Website Management Agreement. Under the terms of the Website Management Agreement, which expires on December 31, 2017, the Company agreed to pay $30,000 per year for full-time services in managing the website.  The acquisition was accounted following ASC 805 "Business Combinations." The operations of the website prior to the Company's acquisition were immaterial; therefore, pro forma information will not be presented. There were no costs of acquisition incurred as a result of this purchase.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2014, as amended, on April 1, 2015, the Company entered into a Website Asset Purchase Agreement with an unrelated third party for an aggregate purchase price of $102,000. The purchase price consisted of a cash payment of $27,000, payable at a rate of $1,500 per month beginning on the closing date, and 100,000 shares of the Company’s common stock with a fair value of $75,000. The asset acquisition was accounted for as a purchase of assets in accordance with Rule 11-01 (d) of Regulation S-X and ASC 805-10-55-4. There were no costs of acquisition incurred as a result of the asset purchase.

On April 14, 2015, the Company entered into a Website Asset Purchase Agreement with an unrelated third party for a purchase price of $50,000 in cash.  The acquisition was accounted following ASC 805 "Business Combinations."  The operations of the website prior to the Company's acquisition were immaterial; therefore, pro forma information was presented. There were no costs of acquisition incurred as a result of this purchase.

On June 1, 2015, the Company entered into a Website Asset Purchase Agreement with an unrelated third party for a purchase price of $50,000.  The purchase price consisted of a cash payment of $50,000, payable at closing.  The asset acquisition was accounted for as a purchase of assets in accordance with Rule 11-01 (d) of Regulation S-X and ASC 805-10-55-4. There were no costs of acquisition incurred as a result of the asset purchase.

At September 30, 2015 and December 31, 2014, website acquisition assets consisted of the following:

	September 30,	December 31,
	2015	2014
Website Acquisition Assets	$1,029,728	$614,944
Less: Accumulated Amortization	(278,943)	(147,006)
Less: Impairment Loss	—	(24,716)
Website Acquisition Assets, net	$750,785	$443,222

Non-cash amortization expense for the nine months ending September 30, 2015 and September 30, 2014 was $131,937 and $95,761 respectively.

NOTE 4 – INVENTORIES

At September 30, 2015 and December 31, 2014 inventories consisted of the following:

	September 30,	December 31,
	2015	2014
Product Inventory: Other	$11,593	$6,488
Product Inventory: Clocks and Watches	1,054,139	769,960
Total Inventory Balance	$1,065,732	$776,448

NOTE 5 – PREMIUM FINANCE LOAN PAYABLE

Premium finance loans payable related to the financing of the Company’s Error & Omission (E&O) insurance coverage for the period September 6, 2015 through September 6, 2016.  The Company financed $18,604 of the total policy premium of $25,396 (including interest and fees of $643) from Pro Premium Finance Company, Inc.  The term of the loan are nine equal payments of $ 2,131 per month beginning October 6, 2014.  The principal balance due was $18,604 at September 30, 2015.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 6 – SEGMENT INFORMATION

The Company has two identifiable segments as of September 30, 2015; products and services. The products segment sells merchandise to customers thorough e-commerce distributor portals and directly to consumers through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several advertising network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

The following information represents segment activity for the three and nine months ended September 30, 2015. Comparable information is not presented for the respective periods in 2014 as the Company only had one identifiable segment in the respective 2014 periods:

	For the three months ended September 30,			For the nine months ended September 30,
	2015			2015
	Products	Services	Total	Products	Services	Total
Revenues	$335,750	$95,264	$431,014	$921,322	$191,722	$1,113,044
Amortization	$—	$45,801	$45,801	$—	$131,937	$131,937
Depreciation	$3,211	$911	$4,122	$9,006	$1,873	$10,879
Loss from operations	$(414,698)	$56,046	$(358,652)	$(937,098)	$(142,658)	$(1,079,756)
Segment Assets	$1,537,101	$827,935	$2,365,036	$1,537,101	$827,935	$2,365,036

The following information represents further detail on segment revenues for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
Revenue:
Product Sales	$335,750	$245,812	$921,322	$675,130
Services	$95,264	$31,031	$191,722	$66,876
Total Revenue	$431,014	$276,843	$1,113,044	$742,006

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

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

The Chief Executive Officer's base salary was increased to $125,000 annual effective October 1, 2015 upon recommendation of the Compensation Committee of the board of directors.

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

NOTE 8 – RELATED PARTIES

During the nine months ended September 30, 2015, a related party founder purchased 200,000 shares of the Company’s 10% Series A Convertible Preferred Stock (“Series A Stock") for $100,000.

During the nine months ended September 30, 2015, a related party purchased 500,000 shares of the Company’s 10% Series D Convertible Preferred Stock ("Series D Stock") for $250,000.

During the nine months ended September 30, 2015, a related party founder purchased 740,000 shares of the Company’s common stock for $370,000.

During the nine months ended September 30, 2015, a related party purchased 40,000 shares of the Company’s common stock for $20,000.

During the nine months ended September 30, 2015, a related party purchased 400,000 shares of the Company’s common stock for $200,000.

During the nine months ended September 30, 2015, a related party purchased 100,000 shares of the Company’s Series A Stock for $50,000.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as Series A and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable of preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2015 there were 160,000 shares of common stock dividends owed and payable to the Series A Stockholders of record as dividends on the Series A Stock. On January 10, 2015, the Company issued 160,000 shares of common stock due Series A Stockholders.  As of September 30, 2015, there were 127,589 shares of common stock dividends accrued but not earned until the tenth business day of January 2016 to the Series A Stockholders as dividends on the Series A Stock.

During the nine months ended September 30, 2015, the Company raised additional capital of $100,000 through issuance of 200,000 shares of its Series A Stock pursuant to the same private placement.  The shares were issued to the Company’s founder and CEO.

During the nine months ended September 30, 2015, the Company raised additional capital of $50,000 through issuance of 100,000 shares of its Series A Stock pursuant to the same private placement.  The shares were issued to a related party.

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock (“Series B Stock”) and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable of preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series B Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of common stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2015 there were 100,000 shares of common stock owed and payable to the Series B stockholders as dividends on the Series B Stock. On January 10, 2015, the Company issued 100,000 shares of common stock due Series B Stockholder.  As of September 30, 2015, there were 71,507 shares of common stock accrued but not earned until the tenth business day of January 2016 to the Series B Stockholder as dividends on the Series B Stock.

At a meeting of the Board of Directors, held on September 22, 2014, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series C Convertible Preferred Stock (“Series C Stock”) and authorized the issuance of the Series C Stock. Holders of the Series C Stock shall be entitled to the payment of a 10% dividend payable of preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series C Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series C Stock may convert all or part of the Series C Stock into shares of common stock on a share for share basis. Series C Stock shall rank superior to all common stock upon liquidation. Each share of Series C Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2015 there were 29,425 shares of common stock owed and payable to the Series C stockholders as dividends on the Series C Stock.  On January 10, 2015, the Company issued 29,425 shares of common stock due Series C Stockholder.  As of September 30, 2015, there were 128,712 shares of common stock accrued but not earned until the tenth business day of January 2016 to the Series C Stockholder as dividends on the Series C Stock.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

At a meeting of the Board of Directors, held on March 20, 2015, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as Series D Stock and authorized the issuance of the Series D Stock. Holders of the Series D Stock shall be entitled to the payment of a 10% dividend payable of preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series D Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series D Stock may convert all or part of the Series D Stock into shares of common stock on a share for share basis. Series D Stock shall rank superior to all common stock upon liquidation. Each share of Series D Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. As of September 30, 2015, there were 25,616 shares of common stock accrued but not earned until the tenth business day of January 2016 to the Series D Stockholder as dividends on the Series D Stock.

During the nine months ended September 30, 2015, the Company raised additional capital of $250,000 through issuance of 500,000 shares of its Series D Stock pursuant to the same private placement.  The shares were issued to a related party.

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

B)

Stock issued for dividends

During the nine months ended September 30, 2015, the Company issued 289,425 shares of its common stock as dividends to the holders of its Series A, Series B, and Series C Stock only.  Holders of the Series A, Series B, Series C, and Series D Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each ten shares of Series A, Series B, Series C, or Series D Stock payable on the tenth business day of January commencing in 2016.

C)

Stock issued for acquisitions

During the nine months ended September 30, 2015, the Company issued 350,000 shares of its common stock for the acquisition of two websites. The Company valued these common shares at $262,500 or $0.75 per share, based on the fair value on the date of the acquisitions.

D)

Stock issued for cash

During the nine months ended September 30, 2015, the Company raised additional capital through issuance of common stock pursuant to a private placement whereby $790,000 in capital was raised through the issuance of 1,580,000 shares of common stock at $0.50 per share.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Stock Incentive Plan and Stock Option Grants to Employees and Directors

The Company accounts for stock option compensation issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees." The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

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

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the "2011 Plan"), to be effective on January 3, 2011.  The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. As of September 30, 2015, 81,000 shares were remaining under the 2011 Plan for future issuance.

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the "2013 Plan"), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. During the year ended December 31, 2014, 129,000 shares of common stock under the 2013 Plan were forfeited. As of September 30, 2015, 44,000 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company's board of directors adopted the 2015 Stock Option Plan (the "2015 Plan"), to be effective on May 22, 2015.  Effective August 3, 2015, and as disclosed in the Company's Information Statement on Schedule 14C, the Company's majority shareholders ratified the adoption of the 2015 Plan.  The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2015 Plan to any individual during any calendar year shall be 100,000 shares. As of September 30, 2015, 1,000,000 shares were remaining under the 2015 Plan for future issuance.

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

SEPTEMBER 30, 2015

(Unaudited)

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the nine months ended September 30, 2015 and 2014:

	September 30,	September 30,
Assumptions:	2015	2014
Expected term (years)	6.25	6.25
Expected volatility	63%	80%
Risk-free interest rate	1.56%	.38%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

The Company recorded $13,480 and $10,573 stock option expense for the three months ended September 30, 2015 and September 30, 2014 respectively.  The Company recorded $42,604 and $51,898 stock option expense for the nine months ended September 30, 2015 and September 30, 2014 respectively.  The $42,604 non-cash stock option expense for the nine months ended September 30, 2015 has been recognized as a component of general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

As of September 30, 2015 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $58,611 to be recognized through September 2019.

The grant date weighted average for fair values of options granted in 2015 is $ 0.43 per option.  The intrinsic value as of September 30, 2015 was $0.

A summary of the Company's stock option activity during the nine months ended September 30, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2014	1,565,000	$0.21	6.3	$317,986
Granted	40,000	0.75	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, September 30, 2015	1,605,000	$0.31	6.8	349,983
Exercisable at September 30, 2015	1,123,500	$0.22	6.1	$317,986

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Summarized information with respect to options outstanding under the three option plans at September 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.78	1,605,000	6.8	$0.31	1,123,500	$0.22
	1,605,000	6.8	$0.31	1,123,500	$0.22

NOTE 10 – CONCENTRATIONS

The Company purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During the three months ended September 30, 2015, purchases from Citizens accounted for 17% and purchases from Bulova accounted for 24%, of the total products purchased as compared to 44% and 33%, respectively for the three months ended September 30, 2014.  During the nine months ended September 30, 2015, purchases from Citizens accounted for 33% and purchases from Bulova accounted for 26%, of the total products purchased as compared to 56% and 31%, respectively for the nine months ended September 30, 2014.  Although we have added additional product vendors in the past twelve month period, and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

The Company sells many of its products through various e-commerce distribution portals, which include Amazon and eBay. During the three months ended September 30, 2015, these two distributor portals accounted for 64% and 6%, respectively of our total revenue. During the nine months ended September 30, 2015, these two distributor portals accounted for 72% and 5%, respectively of our total revenue. Although our direct product sales has increased to 10% of total product revenue as compared to 2% for the three months ended September 30, 2015 and 7% of total product revenue as compared to 1% for the nine months ended September 30, 2015, due to the high concentration and reliance on these two e-commerce distributor portals, the loss of a working relationship with either of these two distributor portals could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

The Company obtained approximately 30% of its advertising revenue for the three months ended September 30, 2015 from Google AdSense, a third-party provider.  Paid listings are priced on a price per click basis and when a user submits a search query and then clicks on a Google AdSense paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with the Company. The Company's remaining 70% of advertising revenue was from direct advertising and subscriptions.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2015 and December 31, 2014, respectively, the Company had cash balances above the FDIC insured limit of approximately $0 and $173,933 respectively. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the nine months ended September 30, 2015 the Company's funding was provided by the sale of shares of the Company's preferred stock and common stock to a related party officer and director, as well as to a principal shareholder.

BRIGHT MOUNTAIN ACQUISITION CORPORATION AND SUBSIDIARIES

(formerly known as Bright Mountain Holdings, Inc., and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On October 15, 2015 the Company entered into a six-month agreement with a consultant.  The consultant shall be compensated for services by a combination of $30,000 cash and 42,000 shares of stock to be paid $5,000 cash and 7,000 shares of common stock per month.

On October 13, 2015 the Board of Directors approved changing the name of the Company to Bright Mountain Media, Inc.  On October 26, 2015 the holders of a majority of the Company’s outstanding common stock approved the name change.  The name change will be effective on December 7, 2015 pending processing by the Financial Industry Regulatory Authority, Inc., (FINRA) in accordance with Rule 10b-17 of the Securities Exchange Act of 1934, as amended.

The Company entered into a premium finance agreement on October 26, 2015 with Flat Iron Capital for (1) the Company’s Director’s and Officer’s (D & O) insurance coverage for the period October 31, 2015 through October 30, 2016, and (2) the Employment Practices Liability insurance coverage for the period October 31, 2015 through October 30, 2016.  The Company financed $47,381 (including interest and fees of $1,742) from Flat Iron Capital.  The terms of the loan are nine equal payments of $5,247 per month beginning November 30, 2015.

On October 27, 2015 the Company granted 60,000 ten-year stock options, which have an exercise price of $0.65 per share, to a director.  The aggregate fair value of these options was computed at $22,391 or $0.3732 per option.

On October 27, 2015 the Company granted 100,000 ten-year stock options, which have an exercise price of $0.65 per share to an executive officer and director.  The aggregate fair value of these options was computed at $37,318 or $0.3732 per option.

On November 6, 2015 the Company raised additional capital through the issuance of its common stock pursuant to a private placement whereby $100,000 in capital was raised through the issuance of 200,000 shares of common stock at $0.50 per share to a related party founder and CEO.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We have grown from one website in March 2013 to 21 websites today, including our corporate website, BMAQ.com, and TheBright.com. Of the 21 websites currently in our portfolio, 18 were acquired; six were acquired in 2013, seven were acquired in 2014, and four were acquired in 2015. Additionally, we own the website BrightWatches.com which we developed and operate. Our strategy is to continue to build scale and expand our reach to our chosen demographic.

The following table provides comparative information on the quarterly growth in our revenues over the periods presented:

Quarterly Total Revenue

Bright Mountain plans to continue to grow its business through organic growth and acquisitions. The Bright Mountain strategy is to concentrate its marketing and development primarily to military and public safety audiences.

Although our selling, general and administrative expenses increased by 10% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, our total revenue increased by 50% and our gross profit increased by 76% for the nine months ended September 30, 2015 compared to the nine months ending September 30, 2014. Further, revenue from services, comprised of advertising revenue and subscriptions, increased by 187% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  Our direct product sales and our e-commerce distributor product sales increased 652% and 28% respectively for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. These increases are being powered by website traffic increases of over 286% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as a result of organic growth and acquisitions.

Website Traffic (Visitors)
	Q1	Q2	Q3	Q4
2013	51,000	121,000	240,000	428,000
2014	1,475,000	2,048,000	4,110,000	5,509,000
2015	7,723,000	9,197,000	12,563,000

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

During September 2015 we launched www.MilitaryStarter.com, an online platform designed to help active duty military, veterans and their family members bring their dreams and ideas to fruition and receive support from the general public through crowdfunding campaigns.  Active and retired military members and their families are able to use the portal to seek funds for a wide variety of purposes, including business ideas, community and personal needs, such as starting or expanding a new business, helping homeless veterans or providing funding for educational and health care needs.  Creators are charged a small fee when registering a campaign and MilitaryStarter.com retains a customary percentage of the funds collected in the campaign. Unlike other crowdfunding sites, there are no minimum amounts which need to be raised for the creators to receive the funding. To further demonstrate our corporate commitment to the military community, MilitaryStarter.com will donate 10% of the revenue from the platform to select military non-profits that provide services and programs for active and veteran personnel, along with their families.

As a result of the consistent increase in both the overall site traffic as well as unique visitors to our websites, we believe our company has reached sufficient critical mass to begin the transition purely to a media company that generates substantially all of its revenue from the sales of advertising on its websites.  We believe that this natural evolution of our model will permit us to concentrate our efforts on growing our highest profit opportunities through the leverage of our website portfolios and growing Internet audience.  To begin implementing the next segment of our business model, we have begun a rebranding of our company which includes a name change to "Bright Mountain Media, Inc." which will be effective in early December 2015.  We have also begun hiring sales representatives to begin selling our advertising inventory to select, targeted brands and publishers.  Subject to the availability of additional capital, will begin adding more content staff including writers, graphic designers, videographers and social media personnel, as well as former military and public safety individuals to create additional content for our websites.

While we generated revenues of $1,113,044 for the nine months ended September 30, 2015, we reported a net loss of $1,081,117 and we do not anticipate that we will generate sufficient revenue to fund our operations for the next 12 months.  As a result, we will need to raise additional working capital to fund our ongoing operations as well as to provide additional funds for the further evolution of our business.  We presently estimate we will need to raise at least $3,500,000.  We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Going Concern

For the nine months ended September 30, 2015, we reported a net loss of $1,081,117, cash used in operating activities of $1,208,343 and we had an accumulated deficit of $5,565,778 at September 30, 2015.  The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2014 and 2013 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

Revenue

The following table provides information regarding the revenues attributable to each our reportable segments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(unaudited)			(unaudited)
	2015	2014	% Increase	2015	2014	% Increase
Revenue:
Product Sales	$335,750	$245,815	37%	$921,322	$675,130	36%
Revenue from Services	$95,264	$31,031	207%	$191,722	$66,876	187%
Total Revenue	$431,014	$276,843	56%	$1,113,044	$742,006	50%

The following table provides information on the growth in revenues in our product sales segment, which are attributable to e-commerce distributor sales and our direct sales of our products through our proprietary websites and our retail location:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(unaudited)			(unaudited)
	2015	2014	% Increase	2015	2014	% Increase
Revenue:
Product Sales	$335,750	$245,812	37%	$921,322	$675,130	36%
Services	$95,264	$31,031	207%	$191,722	$66,876	187%
Total Revenue	$431,014	$276,843	56%	$1,113,044	$742,006	50%

The increase in both our direct product sales and revenues from services reflects the impact of increased visitor traffic as a result of additional websites acquired during 2014 and to date in 2015, and organic growth from cross traffic to our full family of sites.  The increase in distributor product sales reflects the impact of expanded product lines.

Cost of sales: We recognize cost of sales related to our product sales segment and do not have any cost of sales related to revenue from services. Cost of sales, as a percentage of total revenue, was 63% for the three months ended September 30, 2015 as compared to 67% for the three months ended September 30, 2014.  Cost of sales as a percentage of revenue from product sales was 81% and 80%, respectively, for those periods.  Cost of sales as a percentage of total revenues from product sales was 76% and 78%, respectively, for the nine months ended September 30, 2015.

Selling, general and administrative expenses: Our total selling, general and administrative expenses for the three months ended September 30, 2015 increased 19% from the three months ended September 30, 2014. Selling, general and administrative expenses for the nine months ended June 30, 2015 increased 10% from the nine months ended September 30, 2014.  The increases in total selling, general and administrative expenses in each of the 2015 periods can be attributed to ongoing implementation of our business plan and our need to add employees to manage our growth.  Non-cash amortization of our website acquisition assets increased 7% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, and increased 38% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The following expenses represent the other material increases in our total selling, general and administrative expenses for the three and nine months ended September 30, 2015 from the comparable periods in 2014;

•

payroll, payroll taxes, and employee medical expenses increased by 31% and 21% for the three and nine months ended September 30, 2015;

•

rent increased by 82% and 51% for each of the three and nine months ended September 30, 2015; and

•

insurance expense increased by 109% and 114% for the three and six months ended June 30, 2015.

While our total revenue increased by 56% and 50% for the third quarter of 2015 and the nine months then ended, respectively, as compared to 2014 periods, our total selling, general and administrative expense increased by 19% and 10%, respectively.  Our gross profit was 37% of total revenue for the three months ended September 30, 2015 as compared to 33% for the three months ended September 30, 2014.  Our gross profit for the nine months ended September 30, 2015 increased to 34% of total revenue as compared to 27% for the same period in 2014 as a result of increases in revenues attributable to services, which do not have associated cost of revenue.

Interest expense.  Interest expense represents interest paid on the Company’s insurance premium financing agreements.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2015 we had $354,421 in cash and cash equivalents and working capital of $1,267,727, as compared to cash and cash equivalents of $590,236 in cash and cash equivalents and working capital of $1,138,903 at December 31, 2014. Our principal sources of operating capital have been equity financings from related parties. The increase in our working capital at September 30, 2015 is primarily attributable to a 37% increase in inventories and a 12% reduction in liabilities from December 31, 2014, offset by a 40% decline in cash.  The increase in inventories at September 30, 2015 includes our historic practice of increasing inventory in the third quarter for the anticipated increase in fourth quarter sales.  During the nine months ended September 30, 2015 we raised $1,190,000 in capital through the sale of our securities.

During 2015 we have continued to use our working capital to purchase additional websites. During the nine months ended September 30, 2015, we purchased four websites for an aggregate amount of $439,500; $262,500 through the issuance of 350,000 shares of the Company’s common stock and $177,000 is cash.  Of the $177,000 in cash, $162,000 had been paid as of September 30, 2015 with the remaining $15,000 to be paid at a rate of $1,500 per month for 10 months as further described under Note 3 of the unaudited condensed consolidated financial statements appearing earlier in this report. Presently, our average total monthly operating overhead is approximately $162,000 of which, approximately $142,000 is cash operating overhead. As we continue to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although we are not able at this time to quantify the amount of this expected increase.

Cash flows

Net cash flows used in operating activities was $1,208,343 for the nine months ended September 30, 2015 as compared to $1,264,443 used in operating activities for the nine months ended September 30, 2014. In the nine months ended September 30, 2015 we used cash primarily to fund our net loss of $1,081,117 and increases in our inventory of $289,284. These increases were offset by a decrease in prepaid costs and expenses and a decrease in our accounts payable.

Net cash used in investing activities was $184,862 for the nine months ended September 30, 2015 as compared to $581,566 used in investing activities for the same period in 2014.  Net cash used in investing activities for the nine months ended September 30, 2015 was substantially less than for the same period in 2014 since the Company issued common stock valued at $262,500 for website acquisitions.  In the 2015 period we used cash and issued common stock to purchase websites and fixed assets, and in the 2014 period we used cash only to purchase websites and fixed assets.

Net cash flows provided from financing activities was $1,157,390 for the nine months ended September 30, 2015 as compared to $1,063,491 for the same period in 2014. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

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

The following is an unaudited reconciliation of net (loss) to adjusted EBITDA for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net Loss	$(359,135)	$(344,965)	$(1,081,117)	$(1,109,539)
plus:
Stock compensation expense	$13,480	$10,573	$42,604	$51,898
Depreciation expense	4,122	2,888	10,879	8,220
Amortization expense	45,801	42,912	131,937	95,761
Stock compensation for services	—	7,500	37,350	20,000
Adjusted EBITDA:	$(295,732)	$(281,092)	$(858,347)	$(933,660)

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.  A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  During the nine months ended September 30, 2015 we retained an outside accountant with SEC accounting experience on an as needed basis as a partial remedial action for material weaknesses in internal control and as a monitoring control.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2015 we sold 200,000 shares of our common stock to the company’s founder, CEO and member of our board of directors, for $100,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

On November 6, 2015 we sold 200,000 shares of our common stock to the company’s founder, CEO and member of our board of directors, for $100,000. We did not pay any commissions or finders fees.  The purchaser is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.  We are using the proceeds for general working capital.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

The Company is a party to an Executive Employment Agreement effective June 1, 2014 with W. Kip Speyer, our Chief Executive Officer. Under the terms of this agreement, we agreed to initially compensate him with a base salary of $75,000 annually in addition to other terms of the agreement.  Effective October 1, 2015 we increased Mr. Speyer's annual base compensation to $125,000 upon the recommendation of the Compensation Committee.  All other terms and conditions of the agreement remain in effect.

Effective October 1, 2015 we increased the Chief Financial Officer’s base annual salary to $85,000 upon recommendation of the Compensation Committee.

On October 15, 2015 the Company entered into a six-month agreement with a consultant pursuant to which the consultant was engaged to assist the Company increasing market awareness.  As compensation for its services, the consultant is being compensated for its services by a combination of $30,000 cash and 42,000 shares of the Company’s common stock to be paid $5,000 cash and 7,000 shares of common stock per month over the term of the agreement.  The agreement contains certain leak out and method of sale restrictions on the compensation shares once such shares are available for resale pursuant to the provisions of Rule 144 of the Securities Act of 1933.

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

BRIGHT MOUNTAIN ACQUISITION CORPORATION

November 12, 2015	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

November 12, 2015	By:	/s/ Annette Casacci
Annette Casacci, Chief Financial Officer