Form 10-K
period 2015-12-31
Bright Mountain Media, Inc.
filed 2016-03-24
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________
COMMISSION FILE NUMBER: 000-54887

BRIGHT MOUNTAIN MEDIA, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $6,063,294 as of June 30, 2015.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  36,800,621 shares of common stock are issued and outstanding as of March 14, 2016.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	our history of losses and our ability to continue as a going concern,
•	our limited operating history,
•	our ability to raise capital,
•	a failure to successfully transition to primarily advertising based revenue model;
•	our dependence on our relationships with Amazon, eBay and PayPal,
•	acquisitions of new businesses and our ability to integrate those businesses into our operations,
•	dependence on Chief Executive Officer and our ability to hire qualified personnel,
•	third party content,
•	possible problems with our network infrastructure,
•	the illiquid nature of our common stock,
•	the impact of Federal securities laws on the trading in our common stock which is thinly traded,
•	control of our company by our management,
•	our corporate governance practices,
•	dilution to our shareholders from the conversion of outstanding shares of preferred stock and the payment of dividends on those shares in shares of our common stock, and
•	the ability of our board of directors to issue shares of our blank check preferred stock.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “our,” “us,” and similar terms refers to Bright Mountain Media, Inc., a Florida corporation formerly known as Bright Mountain Acquisition Corporation, and our subsidiaries.  In addition, "fourth quarter of 2015" refers to the three months ended December 31, 2015, “2015” refers to the year ended December 31, 2015, "fourth quarter of 2014" refers to the three months ended December 31, 2014, “2014” refers to the year ended December 31, 2014 and “2016” refers to the year ending December 31, 2016.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

We are a media holding company for online assets primarily targeted to the military and public safety sectors. We generate revenue from two segments: product sales and services. Services include adverting revenue and subscriptions. We are dedicated to providing "those that keep us safe" places to go online where they can do everything from staying current on news and events affecting them, to looking for jobs, sharing information, communicating with the public, and purchasing products. We own and manage websites which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with information and news that we believe may be of interest to them.

Over the past three years we have experienced rapid visitor growth, including organic growth and growth through acquisitions. Annual visits to our websites have increased about 472% from approximately 840,000 in 2013 to approximately 40,471,000 in 2015.

Currently, in addition to our corporate website, www.brightmountainmedia.com, we own the following additional website properties which we have acquired between 2013 and February 2016:

•	Advertisetothemilitary.com	•	Militarystarter.com
•	Bootcamp4me.com	•	Popularmilitary.com
•	Bootcamp4me.org	•	Sargeslist.com
•	Brightwatches.com	•	Teacheraffairs.com
•	Certifiedwolfhunter.com	•	Thebravestonline.com
•	Coastguardnews.com	•	Thebright.com
•	Fdcareers.com	•	Thebrightmail.com
•	Fireaffairs.com	•	Usmclife.com
•	Firefightingnews.com	•	Wardocumentaryfilms.com
•	Gopoliceblotter.com	•	Warisboring.com
•	JQPublicblog.com	•	Welcomehomeblog.com
•	Leoaffairs.com	•	360fire.com
•	Leofundme.com	•	Thebrightnetwork.com

We have several revenue streams generated directly from our websites. The revenue streams consist principally of product sales and advertising revenue, which is generated primarily through the display of paid listings as well as display advertisements appearing on our websites and subscriptions.  We generate advertising revenue either directly from companies who pay us a monthly fee for advertising space, or by users “clicking” on website advertisements utilizing several ad network partners such as Google AdSense. We generate subscription revenues by the sale of access to career postings on one of our websites. The term of the subscriptions range from one month to 12 months and range in price from $8.95 to $77.00. Revenues are recognized, on a net basis, over the term of the subscription period. We generate product revenues by the sale of watches, clocks and apparel through our websites BrightWatches.com and Gopoliceblotter.com as well as through e-commerce distributor portals such as Amazon and eBay. Additionally, we expanded our product sales segment by adding a retail location in Delray Beach, FL in the fourth quarter of 2014. We believe that having a retail presence has allowed us to expand our product lines.

BrightWatches.com and Gopoliceblotter.com are both fully active web-based “stores” wherein shoppers can purchase a variety of products including watches, clocks and apparel. We maintain an inventory of watches and clocks.   Customers that purchase products from Brightwatches.com pay us directly in a fully enabled payment and checkout process that permits payments for purchases using credit cards through the Internet-based payment processing service PayPal. Our watches and clocks are also available for purchase through eBay and Amazon. Fulfillment of our orders of watches and clocks are either handled directly by Amazon when purchases are made through it or by us for purchases made through eBay or BrightWatches.com.  Customers that purchase products from Gopoliceblotter.com pay us directly in a fully enabled payment and checkout process that permits payments for purchases using credit cards through the Internet-based payment processing service Stripe. Our apparel products are also available on Amazon. Fulfillment of orders of apparel are either handled directly by Amazon when purchases are made through it, by a third party fulfillment arrangement, or shipped by us.

MilitaryStarter.com

During September 2015 we launched www.MilitaryStarter.com, an online platform designed to help active duty military, veterans and their family members bring their dreams and ideas to fruition and receive support from the general public through crowdfunding campaigns.  Active and retired military members and their families are able to use the portal to seek funds for a wide variety of purposes, including business ideas, community and personal needs, such as starting or expanding a new business, helping homeless veterans or providing funding for educational and health care needs.  Creators are charged a small fee when registering a campaign and MilitaryStarter.com retains a customary percentage of the funds collected in the campaign. Unlike other crowdfunding sites, there are no minimum amounts which need to be raised for the creators to receive the funding. To further demonstrate our corporate commitment to the military community, MilitaryStarter.com will donate 10% of the revenue from the platform to select military non-profits that provide services and programs for active and veteran personnel, along with their families. We did not generate any meaningful revenues from this MilitaryStarter.com in 2015.

Secure email service

In December 2014 we expanded our online menu of services through the launch of the Bright Network Secure Email Service at www.thebrightnetwork.com. The features of this network include secure communication, no spam or unsolicited emails and private network user selection, among others. This private email service is available at the online Google Play Store with the offer of an Android app for phone and tablet users and the Apple App Store for iPhone. The cost is $99 a year.  We did not generate any meaningful revenues from this service in 2015.

Strategy:  Build Scale and Monetize Traffic

We focus our efforts in the target markets of military and public safety. Our business strategy requires us to continue to grow our business, operations and revenues both organically and through acquisitions.  The key is to continue to rapidly grow our collective Internet traffic until such time as advertisers begin to think of Bright Mountain when they want to reach the military and public safety demographic.

Strategic acquisitions of websites that are related to our core mission and niche demographic have been an instrumental part of our growth strategy. We believe that all of the programs and efforts to develop organic website traffic, and bring users and consumers to our websites, will continue to be enhanced through the addition of strategic acquisitions of other Internet properties. We are committed to adding to our website portfolio in 2016 and beyond with additional Internet properties that will fit strategically into our business objectives, subject to the availability of sufficient capital, so that we keep scaling up our website portfolio and increase our internet reach and traffic.

In the fourth quarter of 2015 we began to implement our strategic plan to develop and expand our sales and marketing efforts to start monetizing our rapidly growing website traffic.  We believe the expenses associated with this initiative will be front-end loaded and will include long sales cycles.

We believe that digital marketing and advertising channels will experience budget increases where traditional print channels are likely to continue to see budget reductions. Management continues to focus its efforts on continued growth of our digital media reach through organic growth and acquisitions of strategic websites consistent with its niche market.

Key relationships

We purchase a substantial amount of the products we sell through our websites from two vendors: Citizens Watch Company of America, Inc., and Bulova Corporation. These two vendors accounted for 34% and 26%, respectively, of total products purchased in 2015 and 51% and 28%, respectively, of total products purchased in 2014. We continue to expand our product lines by adding companies to our list of vendors. Although we continue to expand our product lines and vendor relationships, due to our high reliance on these two vendors, the loss of one of these vendors could adversely affect our operations.

We sell many of our products through various e-commerce distribution portals, which include Amazon and eBay. During 2015, these two portals accounted for 88% and 6%, respectively, of our total sales, and during 2014, these two portals accounted for 86% and 13%, respectively of our total product sales. A substantial amount of payments for our products sold are processed through PayPal and Stripe.

We offer display advertising on our websites either though direct advertisements or through numerous third party providers, including Google AdSense. Google AdSense is a free service, which displays text or image ads that correspond to the keywords of the content of the page on which the ad is shown. Each time a user of a host website clicks on an AdSense advertisement, Google provides a flat fee to the operators of that website on behalf of the applicable advertiser. Approximately 36% of our 2015 total revenue from services came from Google AdSense as compared to 49% in 2014. From time-to-time Google may implement policy changes that could impact our ability to display ads. If our revenues from Google AdSense continues to increase in future periods, such potential policy changes could cause volatility in our advertising revenue and earnings. Although we continue to grow our direct advertisement revenue, and have developed new relationships with additional third-party providers, the loss of the access to Google AdSense could have an adverse effect on our business.

Technology platforms

One of our websites is hosted on Dreamhost, seven of our websites are hosted on Media Temple, and the remaining company-owned websites are hosted with WPEngine.

Competition

The Internet and industries that operate through it are intensely competitive. We compete with other companies that have significantly greater financial, technical, marketing, and distribution resources. Our competitors include Yahoo and AOL for our homepage; Huffington Post and Foxnews.com for our news pages; and Amazon.com for shopping.

We believe that we can effectively compete in the market place for the following reasons:

•	we have limited ourselves to certain niche, but significant and identifiable, markets;
•	we have customized our website to the interests of our users and provide excellent content and news;
•	our CEO, W. Kip Speyer, has had extensive entrepreneurial and management experience, including experience with public companies;
•	we have a highly focused group of 20 people, which include writers, programmers, researchers and 27 direct full-time and part-time employees; and
•	we are able to manage future growth without a substantial increase in our infrastructure.

Most of our competitors have significantly greater financial, technical, marketing and distribution resources as well as greater experience in the industry than we have. There are no assurances we will ever be able to effectively compete in our marketplace. Our websites may not be competitive with other technologies and/or our websites may be displaced by newer technology. If this happens, our sales and revenues will likely decline. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

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

Mark	Federal registration number	Expiration (1)	Description of Mark Usage

"BRIGHT WATCHES.COM" Design and Service Mark	4,763,256	June 30, 2025	Design and service mark for online retail store services featuring watches and clocks.

"THE BRIGHT NETWORK" Design and Service Mark	4,726,578	April 28, 2025	Design and service mark for electronic mailing services.

"BRIGHT WATCHES" Trade and Service Mark	4,686,168	February 10, 2025	Service mark for online retail services featuring watches and clocks.

Mark	Federal registration number	Expiration (1)	Description of Mark Usage

“WOLFHUNTER” Character Mark	4,517,881	April 22, 2024	Standard Character mark.

“WOLFHUNTER” Design Mark	4,517,697	April 22, 2024	Design mark

“THEBRIGHT.COM” Logo Trade Mark and Service Mark	4,497,074	March 18, 2024

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

"BE CAREFUL IT'S YOUR MONEY" Trade Mark	4,199,431	August 28, 2022	Word mark for bulletin concerning financial research.

"FIVE PEAKS" Service Mark	4,129,833	April 17, 2022	Word mark for providing research services in the field of finance and investment.

"FIVE PEAKS" Service Mark	4,218,990	October 2, 2022	Design mark for providing research services in the field of finance and investment.

"BRIGHT MOUNTAIN" Service Mark	4,081,251	January 3, 2022	Word mark for providing online classified advertisements in the field of finance; providing online advertisement of the goods and services of others.

"BRIGHT MOUNTAIN" Service Mark	4,218,978	October 2, 2022	Design mark for providing online classified advertisements in the field of finance; providing online advertisement of the goods and services of others.

———————

(1)

trademarks and service marks are renewable for additional 10-year periods.

In addition to www.brightmountainmedia.com and www.thebright.com, we own multiple domain names that we may or may not operate in the future. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

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

Employees

At March 14 2016, we had 23 full-time and four part-time employees. There are no collective bargaining agreements covering any of our employees.

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

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. At this time we expect to remain both a “small reporting company” and “emerging growth company” for the foreseeable future.

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

Our subsidiary, The Bright Insurance Agency, LLC., is licensed by the State of Florida and function~~s~~ as an independent agent offering life insurance, disability income insurance, and long-term care insurance. We have not generated any revenues from this subsidiary in 2015 or 2014.

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

RISKS RELATED TO OUR COMPANY

We have a history of losses.

We incurred a net loss of $1,673,094 for 2015 and a net loss of $1,510,636 for 2014. At December 31, 2015 we had an accumulated deficit of $6,157,755. While our revenues increased 45% in 2015 from 2014, our total operating expenses increased 19%. Of the 19% increase in total operating expenses 20% represented the increase in our non-cash expenses. We anticipate that our operating expenses will continue to increase and we may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to significantly increase our revenues and cash flow to a level, which supports profitable operations and provides sufficient funds to pay our obligations.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $6,157,755 at December 31, 2015. We have been and expect to continue funding our business until, if ever, we generate sufficient cash flow to internally fund our business, with and through sales of our securities. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level, which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We may have difficulty raising additional capital, which could deprive us of necessary revenues.

Our revenues are not sufficient to fund our cash operating expenses and we have been dependent upon investment capital to provide sufficient funds to pay our operating expenses and execute our business strategy. During 2015 and 2014 we used $1,591,611, and $1,668,378, respectively, in cash to fund our operations. During 2015 and 2014 we raised $1,410,001 and $1,655,000, respectively, through the sale of our securities of which approximately 83% in 2015 and approximately 86% was raised through sales to affiliates, including our Chief Executive Officer. During 2015 and 2014 we raised $200,000 and $0, respectively, through the sale of debt securities.  In order to support the initiatives envisioned in our business strategy, we will also need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of the capital markets and the market price of our common stock. During 2016 we will need to raise approximately $2,000,000 in additional capital to fund our ongoing operations and provide funds to continue the expansion of our company. There are no assurances our affiliates will continue to provide investment capital to our company and we do not have any firm commitments for funding from any third-party sources. Sufficient additional financing many not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

There are no assurances our transition to an advertising revenue based model will be successful.

During the fourth quarter of 2015 we began to transition our company to a media company that generates most of its revenue from the sales of advertising on its websites thereby reducing our dependence on product sales revenues.  While we believe that this natural evolution of our model will permit us to concentrate our efforts on growing our highest profit opportunities through the leverage of our website portfolios and growing Internet audience, there are no assurances we will be successful in these efforts.  In addition to increasing our dependence on our relationship with Google, we will become subject to significant competition from a variety of companies on a global scale with few barriers to entry in our market and many of these competitors have better name recognition and are better capitalized than we are. As a result, we may not be able to keep pace with our competitors' marketing campaigns, pricing policies, and technological advances. We will also be required to adapt to rapidly changing technologies and industry standards and continually improve the speed, performance, features, ease of use and reliability of our websites. This includes making our products and services compatible and maintaining compatibility with multiple operating systems, desktop and mobile devices, and evolving network infrastructure. If we are unable to effectively adapt to competitive factors and compete effectively in the marketplace, it would have a material adverse affect on our business, results of operations, financial condition and the price of our common stock.

We are dependent upon our relationships with Amazon, eBay and PayPal and one or more of these relationships can be terminated at will.

Product sales represented 83% and 90% of our total revenues in 2015 and 2014, respectively. We sell our products through various distribution portals, which include Amazon and eBay, and through direct sales. During 2015, Amazon accounted for 88%, eBay accounted for 6%, and direct sales accounted for 6% of our total revenue from product sales.  During 2014, Amazon accounted for 86%, eBay accounted for 13%, and direct sales accounted for 1% of our total revenue from product sales. A substantial amount of payments for our products sold are processed through PayPal and Stripe. Our agreements with any of these companies may be terminated at will. Due to high concentration and reliance on these portals, and the dependence on PayPal and Stripe, the loss of a working relationship with any of these entities could adversely affect our results of operations in future periods. Given the dominance of these entities in their respective sectors, in the event our relationship with one or more of these entities was terminated, there are no assurances we would be able to locate a suitable successor company.

The acquisition of new businesses is costly and these acquisitions may not enhance our financial condition.

A significant element of our growth strategy is to acquire companies which complement our business. The process to undertake a potential acquisition can be time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash and exposure to undisclosed or potential liabilities of acquired companies.  In some instances, we may be required to provide historic audited financial statements for up to two years for acquisition targets in compliance with the rules and regulations of the SEC.  The necessity to provide these audited financial statements will increase the costs to us of consummating an acquisition or, if it is determined that the target company cannot obtain the requisite audited financials, we may be unable to pursue an acquisition which might otherwise be accretive to our business.  In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these businesses will enhance our future financial condition. To the extent that a business we acquire does not meet the performance criteria used to establish a purchase price, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

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

We display pay-per-click, banner, cost per acquisition, CPM, and other forms of advertisements to users that come from third-party ad networks. We do not control the content and functionality of such third-party advertisements and, while we provide guidelines as to what types of advertisements are acceptable, there can be no assurance that such advertisements will not contain content or functionality that is harmful to users. Our inability to monitor and control what types of advertisements get displayed to users could have a material adverse effect on our business, financial condition and results of operations.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our articles of incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without shareholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

In addition to the penny stock rules promulgated by the SEC, which are discussed in a preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must take reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control

Our common stock ownership is highly concentrated. Mr. W. Kip Speyer, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 52.1% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, Mr. Speyer may be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We have not voluntarily implemented various governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements; other have been adopted by companies in response to the requirements; others have been adopted by companies in response to the requirements of national securities exchanges, such as NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ, are those that address the board of director’s independence, audit committee oversight and the adoption of a code of ethics. While we have established Audit and Compensation Committees of the board of directors which are comprised of independent directors, it is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

The conversion of our outstanding preferred stock and convertible notes will be dilutive to our common shareholders.

At December 31, 2015 we had an aggregate of 5,200,000 shares of our 10% Series A convertible preferred stock, 10% Series B convertible preferred stock, 10% Series C convertible preferred stock and 10% Series D convertible preferred stock outstanding which were issued between November 2013 and June 2015.  All series of these securities are convertible into shares of our common stock on a one for one basis at the option of the holder during the first five years the shares are outstanding and, on the fifth anniversary, they are automatically converted into common stock. The conversion of these shares of preferred stock will result in the issuance of an additional 5,200,000 shares of our common stock.  In addition, at March 14, 2016 we had $300,000 principal amount of 12% convertible promissory notes outstanding.  The principal and accrued but unpaid interest due under these notes becomes due between December 2020 and February 2021.  These notes are convertible at the option of the holders into shares of our common stock at any time prior to maturity at a conversion price of $0.50 per share.  The conversion of the shares of the four series of preferred stock and/or the 12% convertible notes will be dilutive to our existing shareholders and could adversely impact the market price of our common stock, should a market be developed of which there is no assurance.

The payment of dividends on the shares of 10% Series A convertible preferred stock, 10% Series B convertible preferred stock, 10% Series C convertible preferred stock and 10% Series D convertible preferred stock is dilutive to our shareholders.

The designations, rights and preferences of each class of our outstanding preferred stock provide that a 10% annual dividend is payable in shares of our common stock at a rate of one share of common stock for each 10 shares of 10% Series A, 10% Series B, 10% Series C or 10% Series D convertible preferred stock. These dividends are payable in January of each year. In January 2016 we issued an aggregate of 501,562 shares of our common stock as dividends payments, of which 126,384 shares were issued to Mr. W. Kip Speyer and 280,178 shares were issued to a principal shareholder. The payment of dividends on the various series of our preferred stock will be dilutive to our existing shareholders and could adversely impact the market price of our common stock, should a market be developed of which there is no assurance.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

DESCRIPTION OF PROPERTY.

On August 25, 2014 we entered into a non-cancellable, long-term lease for our corporate offices. The lease is for approximately 4,450 square feet for a term of 36 months, at a base rent of approximately $8,978 per month for the first 12 months with a 3% escalation each year. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water. The prior lease for our corporate offices located in the same complex expired March 31, 2014.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCQB Tier of the OTC Markets under the symbol "BMTM." Although our common stock has been quoted in the over the counter market since December 27, 2013, the first trade did not occur until May, 2014. Our common stock is thinly traded. The reported high and low bid prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

2014
First quarter ended March 31, 2014	$—	$—
Second quarter ended June 30, 2014	$0.75	$0.75
Third quarter ended September 30, 2014	$0.75	$0.75
Fourth quarter ended December 31, 2014	$0.80	$0.70

2015
First quarter ended March 31, 2015	$0.75	$0.70
Second quarter ended June 30, 2015	$0.65	$0.65
Third quarter ended September 30, 2015	$0.70	$0.51
Fourth quarter ended December 31, 2015	$0.85	$0.51

The last sale price of our common stock as reported on the OTCQB on December 21, 2015, the last reported transaction, was $0.695 per share. As of March 22, 2016, there were approximately 48 record owners of our common stock.

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

Recent sales of unregistered securities

In October 2015 we issued 7,000 shares of our common stock valued at $4,200 for services rendered.  The recipient had access to business and financial information on our company and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

In November 2015 we sold 200,000 shares of our common stock to Mr. W. Kip Speyer, our CEO and member of our board of directors, at a purchase price of $0.50 per share in private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) and Regulation D.  Mr. Speyer is an accredited investor.  We received gross proceeds of $100,000 from the sale and we did not pay any commission or finder's fees.  We are using the proceeds for general working capital.

In November 2015 we issued 7,000 shares of our common stock valued at $5,250 for services rendered.  The recipient had access to business and financial information on our company and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

In December 2015 we issued 54,000 shares of our common stock in connection with the exercise of a stock option grant by a member of our board of directors and we received $15,001 based on the exercise price of $0.278 per common share.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of the Securities Act.  We are using the proceeds for general working capital.

In December 2015 we issued 10,000 shares of our common stock in connection with an exercised stock option grant by a member of our board of director and received $5,000 based on the exercise price of $0.50 per common share.  The recipient was a sophisticated investor who had access to business and financial information on our company and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of the Securities Act.

In December 2015 we issued 7,000 shares of our common stock valued at $4,830 for services rendered.  The recipient had access to business and financial information on our company and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

In December 2015 we sold 200,000 shares of our common stock to Mr. W. Kip Speyer at a purchase price of $0.50 per share in private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) and Regulation D.  Mr. Speyer is an accredited investor.  We received gross proceeds of $100,000 from the sale and we did not pay any commission or finder's fees.  We are using the proceeds for general working capital.

In January 2016 we issued an aggregate of 501,562 shares of our common stock valued at $348,585 to eight accredited investors, including Mr. W. Kip Speyer as well as a principal shareholder of our company, as dividends on our 10% Series A convertible preferred stock, 10 % Series B convertible preferred stock, 10% Series C convertible preferred stock, and 10% Series D convertible preferred stock in accordance with the terms of such securities.  The recipients were accredited investors and the issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of the Securities Act.

In January 2016 we issued 7,000 shares of our common stock valued at $4,865 for services rendered.  The recipient had access to business and financial information on our company and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

In February 2016 we sold 200,000 shares of our common stock to Mr. W. Kip Speyer at a purchase price of $0.50 per share in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) and Regulation D.  Mr. Speyer is an accredited investor.  We received gross proceeds of $100,000 from the sale and we did not pay any commission or finder's fees.  We are using the proceeds for general working capital.

In February 2016 we issued 7,000 shares of our common stock valued at $4,865 for services rendered.  The recipient had access to business and financial information on our company and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

In March 2016 we sold 200,000 shares of our common stock to Mr. W. Kip Speyer at a purchase price of $0.50 per share in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) and Regulation D.  Mr. Speyer is an accredited investor.  We received gross proceeds of $100,000 from the sale and we did not pay any commission or finder's fees.  We are using the proceeds for general working capital.

In March 2016 the Company issued 50,000 shares of our common stock valued at $34,750 for services rendered.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2015 and 2014 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a media holding company for online assets primarily targeted to the military and public safety sectors. We own and manage websites, which are customized to provide our niche users, including active, reserve and retired military, law enforcement, and fire fighters with information and news that may be of interest to them. We generate revenues from two segments, product sales and services.  Services consists of advertising revenue and subscriptions. Within our product sales segment, we generate product sales revenue through e-commerce distributors portals such as Amazon and eBay, and direct sales though proprietary websites and a retail location.  The following graph provides historical annual total revenue in the respective periods presented:

Key 2015 highlights include:

•

total revenue of $1,692,079 and revenue growth of 45% in 2015 as compared to 2014;

•

services revenue growth of 139% year over year;

•

product sales revenue growth of 34% year over year;

•

gross profit margin increased 2% year over year;

•

acquired four new web properties during 2015;

•

launched MilitaryStarter.com; and

•

raised $1,610,001 in new capital in 2015.

Many of these increases are being powered by website traffic increases of 208% year over year as a result of organic growth and acquisitions.  The following graph provides information on the annual traffic to our proprietary websites over the respective periods presented:

We expect 2016 will be a transitional year for our company.  Historically, a majority of our revenues have come from product sales.  As a result of the consistent increase in both the overall site traffic as well as unique visitors to our websites, we believe our company has reached sufficient critical mass to begin the multi-year transition to a media company that generates most of its revenue from the sales of advertising on its websites.  We believe that this natural evolution of our model will permit us to concentrate our efforts on growing our highest profit opportunities through the leverage of our website portfolios and growing Internet audience. To begin implementing the next segment of our business model, during the fourth quarter of 2015 we began a rebranding of our company which included a name change to "Bright Mountain Media, Inc."  We have also recently begun hiring sales representatives to begin selling our advertising inventory to select, targeted brands and publishers.  Subject to the availability of additional capital, we expect to begin adding more content staff including writers, graphic designers, videographers and social media personnel, as well as former military and public safety individuals to create additional content for our websites.  We believe these steps will help drive additional traffic to our websites which in turn will allow us to better leverage the highly targeted website traffic on our web properties and increase the advertising revenues we generate.

A key component of our growth also remains our acquisition strategy.  We remain committed to expanding our portfolio of web properties in 2016 and beyond with additional acquisitions that fit strategically into our business objectives.  So far in 2016, we have acquired www.warisboring.com and www.sargeslist.com.  Our ability to continue our acquisition strategy, however, is dependent on our ability to raise additional working capital, both to fund the costs of the transactions as well as the integration and expansion of the acquired companies and web properties.

While we continue to increase our revenues, we reported a net loss of $1,673,094 for 2015.  Our 2015 average total monthly operating overhead was approximately $185,000 of which, approximately $157,000 was cash operating overhead. As we continue to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although we are not able at this time to quantify the amount of this expected increase.

We do not anticipate that we will generate sufficient revenue to fund our operations for the next 12 months.  As a result, we will need to raise additional working capital to fund our ongoing operations as well as to provide additional funds for the further evolution of our business. During 2015 we raised $1,610,001 in capital through the sale of equity and debt securities primarily to related party.  We presently estimate we will need to raise at least $2,000,000.  We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Going Concern

For 2015, we reported a net loss of $1,673,094, cash used in operating activities of $1,591,611 and we had an accumulated deficit of $6,157,755 at December 31, 2015.  The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2015 and 2014 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

	2015	2014	% Increase
Product sales	$1,408,481	$1,050,394	34%
Revenues from services	283,598	118,792	139%
Total revenues	$1,692,079	$1,169,186	45%
Cost of sales - products	1,148,338	820,979
Cost of sales - products as a percentage of product sales	81.5%	78.2%	3.3%
Gross profit	$543,741	$348,207
Selling, general and administrative expenses	2,214,238	1,858,634	19%
(Loss) from operations	(1,670,497)	(1,510,427)	11%

Revenue

The increase in both our product sales and revenues from services reflects the impact of increased visitor traffic as a result of additional websites acquired during 2015 and organic growth from cross traffic to our full family of sites.

Cost of sales: We recognize cost of sales related to our product sales segment. The increase in cost of sales as a percentage of revenue for product sales, is primarily attributed to the discounted sale of discontinued products from one vendor, which reduced our gross profit margin.  We continue to expanded our product lines and strengthen our purchasing power to minimize the negative effect of selling discontinued products. We do not incur any cost of sales related to our revenues for services segment.

Selling, general and administrative expenses: The increase in total selling, general and administrative expenses for 2015 as compared to 2014 can be attributed to ongoing expansion of our business and our need to add employees to manage our growth. Material components of the 19% net year over year increase in selling, general and administrative expenses in 2015 as compared to 2014 included payroll and medical expense, which increased 34% in 2015 over 2014; rent expense, which increased 56% in 2015 over 2014; and insurance expense, which increased 59% in 2015 over 2014.  These increases were offset by decreases in website expense, which decreased by 53% in 2015 over 2014; and advertising and marketing expense, which decreased by 68% in 2015 over 2014.  The cash portion of our selling, general and administrative expense was $1,887,968 in 2015 as compared to $1,605,687 in 2014.  The cash portion of our selling, general and administrative expenses in 2015 were 112% of our total revenues as compared to 137% in 2014.   Included in our selling, general and administrative expenses are certain non-cash expenses, including stock compensation expense, depreciation expense, amortization expense and impairment expense.  These non-cash items totaled $326,270 for 2015 and $252,947 for 2014.  The increase in these non-cash items constituted 20% of the total increase of selling, general and administrative expenses year over year.

Quarterly Results of Operations Data

The following table set forth our unaudited quarterly statements of operations data for three months ended December 31, 2015 and 2014. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended December 31,
	2015	2014
Revenues	$579,035	$427,180
Cost of revenue	415,192	294,592
Gross profit	163,843	132,588
Selling, general and administrative expenses	754,584	533,435
Loss from operations	(590,741)	(400,847)
Net (loss)	$(591,977)	$(401,097)
Net loss per share, basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding, basic and diluted	34,587,695	32,612,378

Selling, general and administrative expenses for the fourth quarter of 2015 increased by 41% over the same period in 2014. These increases included certain non-cash stock compensation expense, depreciation, and acquisition related amortization and impairment expense.  These non-cash expenses totaled $140,850 for the fourth quarter of 2015 as compared to $97,608 for the same period in 2014, or 20% of the 41% increase.  18% of the 41% increase was attributable to a contingent milestone payment accrued in the fourth quarter of 2015, which is new as compared to the fourth quarter of 2014.  The remaining 62% of the 41% increase were cash selling, general and administrative expenses primarily attributed to our recent implementation of the next phase of our business plan, which includes developing and growing a sales force.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2015 we had $416,187 in cash and cash equivalents and working capital of $1,246,265, as compared to cash and cash equivalents of $590,236 in cash and cash equivalents and working capital of $1,138,903 at December 31, 2014. Our principal sources of operating capital have been equity and debt financings from related parties. The increase in our working capital at December 31, 2015 is primarily attributable to a 37% increase in inventories from December 31, 2014, offset by a 29% decline in cash.  During 2015 we continued to use our working capital to purchase additional websites. During 2015, we purchased four websites for an aggregate amount of $439,500 of which $262,500 was paid through the issuance of 350,000 shares of our common stock and the balance in cash, portions of which are being paid during 2016 under the terms of the purchase agreements.

Cash flows

Net cash flows used in operating activities was $1,591,611 for 2015 as compared to $1,668,378 used in operating activities for 2014. In 2015 we used cash primarily to fund our net loss of $1,673,094, and for increases in our inventory of more than $277,442. The increase in our inventory of 37% at December 31, 2015 from December 31, 2014 reflects increased inventory related to an expansion of product lines.

Net cash flows used in investing activities was $196,979 for 2015 as compared to $586,910 used in investing activities for 2014 due to the purchase of fixed assets and the acquisition of websites totaling $439,500 for 2015, of which the fair value of $262,500 was paid through issuance of 350,000 shares of the Company’s common stock.

Net cash flows provided from financing activities was $1,614,541 for 2015 as compared to $1,675,892 for 2014. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

Non-GAAP Measure

We introduced adjusted EBITDA, a non-GAAP financial measure, beginning with the fourth quarter of 2014.

We report adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our business, on which our internal budgets are based. We believe that investors have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and description of the reconciling items, including quantifying such items to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure.

Our adjusted EBITDA is defined as operating income/loss excluding:

•

non-cash stock option compensation expense,

•

depreciation, and

•

acquisition-related items consisting of amortization expense and impairment expense.

We believe this measure is useful for analysts and investors as this measure allows a more meaningful year-to-year comparison of our performance. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole. The above items are excluded from adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, adjusted EBITDA corresponds more closely to the cash operating income/loss generated from our business. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses.

The following is an unaudited reconciliation of net (loss) to adjusted EBITDA for the periods presented:

	For the Year Ended December 31,
	2015	2014
Net Loss	$(1,673,094)	$(1,510,636)
plus:
Stock compensation expense	$59,327	$69,890
Depreciation expense	14,248	11,335
Amortization expense	181,905	147,006
Amortization on Debt Discount	260	—
Impairment expense	70,531	24,716
Adjusted EBITDA:	$(1,346,823)	$(1,257,689)

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, valuation of inventory, intangible assets, and equity based transactions. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited consolidated financial statements appearing elsewhere in this report.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.  These recent accounting pronouncements are described in Note 1 to our notes to consolidated financial statements appearing later in this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. This identified material weaknesses, which include:

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

The material weaknesses in internal control over financial reporting at December 31, 2015 remain unchanged from December 31, 2014.  Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2015.  We are committed to continuing to improve our financial organization. As part of this commitment, during 2015 we created an Audit Committee of our Board, comprised of independent directors, that are responsible for the establishment and monitoring of required internal controls and procedures. Subject to the availability of sufficient funds during 2016 to expand our accounting staff, we also expect to create a position to segregate duties consistent with control objectives and will increase our personnel resources and, if necessary, hire independent third parties or consultants to provide expert advice as needed.

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

ITEM 9B.

Other Information.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of directors and executive officers

The following table provides information on our executive officers and directors:

Name	Age	Positions
W. Kip Speyer	67	Chief Executive Officer, President and Chairman of the Board
Todd F. Speyer	34	Vice President, Digital Media; Director
Annette Casacci	50	Chief Financial Officer; Director
Jonathan D. Thielmann	52	General Manager, Bright Watches; Director
Richard Rogers	59	Director
Todd Davenport	66	Director
Charles H. Lichtman	60	Director
Randolph Pohlman, PhD	72	Director

W. Kip Speyer has been our CEO, President and Chairman of the Board since May 2010. From 2005 to 2009 Mr. Speyer served as a director, the president and chief executive officer of Speyer Door and Window, LLC, which was sold to Haddon Windows, LLC (SecuraSeal, LLC, AccuWeld Corporation) in December 2009. From October 2002 to May 2005 Mr. Speyer had been a private investor. Mr. Speyer was president and chief executive officer of Intelligent Systems Software, Inc. (ISSI) from October 2000 through June 2002, whereby Mr. Speyer became chief executive officer of ICAD, Inc. (ICAD: Nasdaq) which was a combination of ISSI and Howtek, Inc. (HOWT:Nasdaq). Mr. Speyer was the president and chief executive officer of Galileo Corporation (GAEO: Nasdaq) from 1998 to 1999. Galileo Corporation changed its name to NetOptix (OPTX: Nasdaq) and was merged with Corning Corporation (GLW: NYSE) in a stock purchase in May 2000. From 1996 to 1998 Mr. Speyer was the president of Leisegang Medical Group, three medical device companies owned by Galileo Corporation. Prior to joining Galileo Corporation, Mr. Speyer founded Leisegang Medical, Inc. and served as its president and chief executive officer from 1986 to 1996. Leisegang Medical, Inc. was a company specializing in medical devices for women’s health. From 1982 to 1985 Mr. Speyer served as president of Hays Medical Companies, a six-company multi-national and part of the Hays Group. Mr. Speyer is a graduate of Northeastern University, Boston, Massachusetts, where he earned a Bachelor of Science Degree in Business Administration in 1972. Mr. W. Kip Speyer is active in many local charities and is the father of Mr. Todd F. Speyer.

Todd F. Speyer has been a member of the board of directors and an employee of our company since January 2011, currently serving as our Vice President, Digital Media. Mr. Speyer is responsible for the content and operations of all 26 of the company’s websites.  For the previous three and one half years, he has been responsible for the integration of all website organic growth and acquisitions, including content, design and visitor traffic.  Overall, our visitor traffic, during this period, has grown from 208,000 per year to over 40,000,000 per year.  Previously, Mr. Speyer was the Director of Business Development, helping locate acquisitions and shaping the website portfolio.  Prior to joining our company, Mr. Speyer was the marketing and product manager for Speyer Door and Window from 2005 to 2009.  Mr. Speyer graduated from Florida State University in 2004 with a Bachelor of Arts Degree in English Literature. Mr. Todd F. Speyer is the son of Mr. W. Kip Speyer.

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

Jonathan D. Thielmann has been a member of our board of directors since July 2013 and an employee of our company since inception in 2010, currently serving as General Manager for Bright Watches. From 2005 to 2009 Mr. Thielmann was vice-president of operations for Speyer Door and Window, Inc.   Prior to that, Mr. Thielmann was operations manager for ISSI/ICAD, Inc.  Mr. Thielmann served a six-year tour of duty with the United States Navy and achieved the rank of Petty Officer First Class.

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

Randolph Pohlman, PhD., has served as a member of our board of directors since March 2015. He is the Dean Emeritus and adjunct Professor of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University, the largest independent institution of higher education in the State of Florida and among the top 20 largest independent institutions nationally. He served as the Dean of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University from 1995 through 2009. Prior to his arrival at Nova Southeastern University, Dr. Pohlman was a senior executive at Koch Industries, Inc., the second largest privately held company in the United States. He was recruited to Koch Industries, Inc. via Kansas State University (KSU), where for more than 10 years, he served KSU in a variety of administrative and faculty positions, including holding the L.L. McAninch Chair of Entrepreneurship and Dean of the College of Business. Dr. Pohlman also served as a Visiting Research Scholar at the University of California, Los Angeles, and was a member of the Executive Education Advisory Board of the Wharton School of the University of Pennsylvania. From March 2012 until September 2014 Dr. Pohlman was a member of the board of directors of As Seen On TV, Inc. Dr. Pohlman served in the U.S. Air Force from 1968 to 1973, achieving the rank of Captain.

There are no family relationships between any of the executive officers and directors other than as set forth above. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

Director qualifications

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

Committees of our board of directors

Initially our Board did not establish any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing any similar function. The functions of those committees were being undertaken by board of directors as a whole. In May 2015 our board of directors established a standing Audit Committee and a standing Compensation Committee.  Each committee has a written charter. The charters are available on our website at www.brightmountainmedia.com.  All committee members are required to be independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee	Compensation Committee
Dr. Randolph Pohlman	✓
Charles Lichtman	✓
Todd Davenport		✓
Richard Rogers		✓

Audit Committee

The Audit Committee assists the Board in fulfilling its oversight responsibility relating to:

•

the integrity of our financial statements;

•

our compliance with legal and regulatory requirements; and

•

the qualifications and independence of our independent registered public accountants.

The Audit Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules. The Board has determined that Dr. Pohlman qualifies as an “audit committee financial expert” as defined by the SEC.

Compensation Committee

The Compensation Committee assists the Board in

•

determining, in executive session at which our Chief Executive Officer is not present, the compensation for our CEO or President, if such person is acting as the CEO;

•

discharging its responsibilities for approving and evaluating our officer compensation plans, policies and programs,

•

reviewing and recommending to the Board regarding compensation to be provided to our employees and directors, and

•

administering our equity compensation plans.

The Committee is charged with ensuring that our compensation programs are competitive, designed to attract and retain highly qualified directors, officers and employees, encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our shareholders.  The Compensation Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

Shareholder nominations

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

The role of our Board in risk oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Mr. W. Kip Speyer serves as both our Chief Executive Officer and Chairman of our board of directors. Messrs. Rogers, Davenport and Lichtman and Dr. Pohlman are considered independent directors within the meaning of Rule 5605 of the NASDAQ Marketplace Rules, but none are considered a “lead” independent director. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. In their roles and as independent directors, Messrs. Rogers, Davenport and Lichtman and Dr. Pohlman meet regularly with management to discuss strategy and risks we face and to address any questions or concerns he may have on risk management and any other matters.

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

Director compensation

While we have not established standard compensation arrangements for our directors, and the compensation payable to each director for services on the Board is determined by the Board.  From time to time we issue compensatory stock options to our independent directors.  The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2015. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Richard Rogers	—	—	—	—	—	—	—
Todd Davenport	—	—	—	—	—	—	—
Charles Lichtman	—	—	22,392	—	—	—	22,392
Dr. Randolph Pohlman	—	—	17,224	—	—	—	17,224

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during 2015, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the notes to our consolidated financial statements appear later in this report.

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for each of our independent directors as of December 31, 2015, which include compensatory grants made in previous years:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Richard Rogers	—	54,000	—	0.2778	6/24/2023	—	—	—	—
	—	30,000	—	0.50	9/3/2024	—	—	—	—
Todd Davenport	54,000	—	—	0.2778	2/17/2022	—	—	—	—
Charles Lichtman	10,000	30,000	—	0.78	10/15/2024	—	—	—	—
	—	60,000	—	0.65	10/27/2025	—	—	—	—
Dr. Randolph Pohlman	—	40,000	—	0.75	3/23/2025	—	—	—	—

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2015, except (i) Dr. Pohlman failed to timely file one Form 4 reporting one acquisition; (ii) Mr. Lichtman failed to timely file two Form 4s, each reporting one acquisition; (iii) Mr. Kip Speyer failed to timely file one Form 4 reporting one acquisition; (iv) Mr. Todd Speyer failed to timely file one Form 4 reporting one acquisition; and (v) Mr. Andrew Handwerker, a principal shareholder, failed to timely file two Form 4s, each reporting one acquisition. All of such Form 4s were filed shortly after the prescribed due dates.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity;
•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 as that term is defined under Rule B-7 of the Exchange Act of 1934; and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the notes to our consolidated financial statements appearing later in this report.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

W. Kip Speyer,	2015	94,000	—	—	—	—	—	—	94,000
Chief Executive Officer	2014	70,833	5,000	—	—	—	—	—	75,833

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

Employment agreement with W. Kip Speyer

We have entered into an Executive Employment Agreement with W. Kip Speyer, our Chief Executive Officer, with an effective date of June 1, 2014. Under the terms of this agreement, he is serving as Chairman of the Board, Chief Executive Officer and President of our company. We agreed to pay him a base salary of $75,000 annually, and he is entitled to receive discretionary bonuses as may be awarded by our board of directors from time to time. In January 2015 the board of directors, of whom he is a member, increased his base salary to $77,500 annually. In July 2015 we increased his base salary to $96,000 and in October 2015 we further increased his base salary to $125,000 annually.  He is also entitled to participate in all benefit programs made available to our executive and/or salaried employees, paid vacation and reimbursement for business related expenses. The initial term of the agreement is three years, and it may be extended for an additional one-year period upon written notice by us to him at least 180 days prior to the expiration of the term.

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

Compensation of our other executive officers

We are not a party to employment agreements with Mr. Todd F. Speyer, Ms. Casacci or Mr. Thielmann.  Their compensation is determined by our Chief Executive Officer.  The following table provides information on the compensation paid to our other executive officers for the past two years.  The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 11 of the notes to our consolidated financial statements appearing later in this report.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Todd Speyer,	2015	78,750	—	—	34,322	—	—	—	113,072
Vice President, Digital Media	2014	70,000	3,500	—	—	—	—	—	73,500
Annette Casacci,	2015	76,107	—	—	—	—	—	—	76,107
Chief Financial Officer	2014	68,160	3,500	—	—	—	—	—	71,660
Jonathan Thielmann,	2015	78,750	3,000	—	—	—	—	—	81,750
General Manager, Bright Watches	2014	70,000	5,000	—	17,161	—	—	—	92,161

The information in the foregoing table below excludes compensatory grants of stock options made prior to 2014.  The number of outstanding vested and unvested awards held by these executive officers is also included in the following table.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2015, together with unexercised stock options, stock that has not vested and equity incentive plan awards for each of our other executive officers outstanding as of December 31, 2015:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
W. Kip Speyer	—	—	—	—	—	—	—	—	—
Todd Speyer	180,000	—	—	0.1389	1/3/2021
	—	100,000	—	0.65	10/27/2025	—	—	—	—
Annette Casacci	90,000	90,000	—	0.2778	6/17/2023	—	—	—	—
Jonathan Thielmann	180,000	—	—	0.1389	1/3/2021	—	—	—	—
	12,500	37,500	—	0.50	1/2/2024	—	—	—	—

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 18, 2016, we had 36,800,621 shares of our common stock issued and outstanding which is our only class of voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2016 by:

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

	Common Stock
Name and Address of Beneficial Owner	Shares	%
W. Kip Speyer (1)	20,677,293	54.0%
Todd F. Speyer (2)	720,000	1.9%
Annette Casacci (3)	91,000	≤1%
Jonathan D. Thielmann (4)	205,000	≤1%
Richard Rogers (5)	424,000	1.2%
Todd Davenport (6)	90,000	≤1%
Charles H. Lichtman (7)	1,250,000	3.4%
Randolph Pohlman, PhD (8)	50,000	≤1%
All directors and executive officers as a group (eight persons) (1)(2)(3)(4)(5)(6)(7)(8)	23,307,293	59.7%
Andrew A. Handwerker (9)	8,631,083	21.6%

———————

(1)

The number of shares beneficially owned by Mr. Speyer includes:

•

19,177,293 shares of common stock held individually;

•

200,000 shares of our common stock underlying a 12% convertible note;

•

500,000 shares of our common stock underlying our 10% Series A convertible preferred stock; and

•

800,000 shares of our common stock underlying our 10% Series C convertible preferred stock.

(2)

The number of shares of common stock beneficially owned by Mr. Speyer includes 180,000 shares underlying vested stock options, but excludes an additional 100,000 shares of common stock underlying options which have not yet vested.

(3)

The number of shares of common stock beneficially owned by Ms. Casacci includes 90,000 shares underlying vested stock options, but excludes an additional 90,000 shares of common stock underlying options which have not yet vested.

(4)

The number of shares of common stock beneficially owned by Mr. Thielmann includes 205,000 shares underlying vested stock options but excludes 25,000 shares underlying options which have not yet vested.

(5)

The number of shares of common stock beneficially owned by Mr. Rogers includes 64,000 shares underlying vested stock options but excludes 84,000 shares underlying options which have not yet vested.

(6)

The number of shares of common stock beneficially owned by Mr. Davenport includes 54,000 shares underlying vested stock options.

(7)

The number of shares beneficially owned by Mr. Lichtman includes includes 10,000 shares underlying vested stock options but excludes 90,000 shares underlying options which have not yet vested and 100,000 shares of our common stock underlying our 10% Series B convertible preferred stock, which are held jointly with his wife.

(8)

The number of shares of common stock beneficially owned by Dr. Pohlman includes 10,000 shares underlying vested stock options but excludes 30,000 shares underlying options which have not yet vested.

(9)

The number of shares beneficially owned by Mr. Handwerker includes:

•

4,982,000 shares held jointly with his wife;

•

499,083 shares held individually;

•

200,000 shares underlying a 12% convertible note;

•

950,000 shares of our common stock underlying our 10% Series A convertible preferred stock;

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

Mr. Handwerker’s address is 4399 Pine Tree Drive, Boynton Beach, FL 33436.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:
2011 Stock Option Plan	900,000	$0.20	—
2013 Stock Option Plan	766,000	$0.49	—
2015 Stock Option Plan	35,000	$0.65	965,000
Plans not approved by shareholders:	—	n/a	n/a

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We were not a party to any related party transactions during 2015 or 2014, other than the purchase of our securities by members of our board of directors and a principal shareholder as described in note 14 to the notes to our consolidated financial statements appearing elsewhere in this report, which such purchases were on the same terms and conditions as made available to unaffiliated third parties in the various private offerings.

Director independence

Messrs. Rogers, Davenport, Lichtman and Dr. Pohlman are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by for 2015 and 2014.

	2015	2014

Audit Fees	$25,500	$23,000
Audit-Related Fees	—	—
Tax Fees	1,000	—
All Other Fees	—	—
Total	$26,500	$23,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2015 were pre-approved by the Audit Committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

•

Report of Independent Registered Public Accounting Firm

•

Consolidated balance sheets at December 31, 2015 and 2014

•

Consolidated statement of operations for the years ended December 31, 2015 and 2014

•

Consolidated statements of change in shareholders’ equity for the years ended December 31, 2015 and 2014

•

Consolidated statements of cash flows for the years ended December 31, 2015 and 2014

•

Notes to consolidated financial statements

(b) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (6)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation (5)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation (7)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation (17)
3.6	Amended and Restated Bylaws (1)
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation (14)
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation (19)
10.1	2011 Stock Option Plan (1)
10.2	Lease for principal executive offices (1)
10.3	Note payable to Andrew J. Handwerker dated August 1, 2012 (1)
10.4	Note payable to Andrew J. Handwerker dated August 1, 2012 (1)
10.5	Note payable to W. Kip Speyer dated August 1, 2012 (1)
10.6	Note payable to W. Kip Speyer dated November 1, 2012 (1)
10.7	Agreement with Google AdSense (1)
10.8	Agreement with News Distribution Network, Inc. (1)
10.9	Agreement with Atlantic Publishing (1)
10.10	Agreement with WYNIT Distribution, LLC (1)
10.11	Service Reseller Agreement with Active Hire, Inc. (1)
10.12	Agreement with Coupons.com (1)
10.13	Consulting Agreement dated March 1, 2013 by and between Bright Mountain Holdings, Inc. and First Market LLC (2)
10.14	Common Stock Repurchase Agreement dated August 7, 2013 by and between Bright Mountain Holdings, Inc. and First Market, LLC (4)
10.15	Common Stock Repurchase Agreement dated August 12, 2013 by and between Bright Mountain Holdings, Inc. and First Market, LLC (4)
10.16	Website Purchase Agreement dated October 25, 2013 by and between Bright Mountain Holdings, Inc. and Chris David (4)
10.17	Lease Amendment to Lease Agreement dated January 3, 2011 for leased office premises (4)
10.18	2013 Stock Option Plan (4)
10.19	Website Purchase Agreement dated January 2, 2014 by and between Bright Mountain Holdings, Inc., and Dale B. “Chip” DeBlock, Leoaffairs.com, Fireaffairs.com, and Teacheraffairs.com (8)
10.20	Website Purchase Agreement dated March 3, 2014 by and between Bright Mountain Holdings, Inc., and Chase Holfelder (8)
10.21	Executive Employment Agreement dated June 1, 2014 by and between Bright Mountain Holdings, Inc., and W. Kip Speyer (9)
10.22	Website Purchase Agreement dated July 1, 2014 by and between Bright Mountain Holdings, Inc., and Thomas Dale Wakefield, Eagle Empire LLC (10)
10.23	Website and Product Business Asset Purchase Agreement dated September 15, 2014 by and between Bright Mountain LLC, and Jason Crawford (11)
10.24	Consulting Agreement dated September 15, 2014 by and between Bright Mountain LLC, and Jason Crawford (11)

10.25	Lease Agreement dated August 15, 2015 by and between Bright Mountain LLC, and BRP Properties, a Florida general partnership (11)
10.26	Lease Agreement dated August 25, 2014 by and between Bright Mountain LLC, and OIII Realty Limited Partnership (11)
10.27	Investor Relations Consulting Agreement dated September 15, 2014 by and between Bright Mountain Acquisition Corporation, and Hayden IR, LLC (11)
10.28	Website Asset Purchase Agreement dated January 2, 2015 by and between USMC Life, LLC and Bright Mountain, LLC (12)
10.29	Website Management Agreement dated January 2, 2015 by and between Kristine Ann Schellhaas and Bright Mountain, LLC (12)
10.30	Website Asset Purchase Agreement by and between Bright Mountain, LLC and Anthony Carr (13)
10.31	Website Asset Purchase Agreement by and between Bright Mountain, LLC and Anthony Carr (15)
10.32	Website Asset Purchase Agreement dated April 8, 2015 by and between FireResQ, Incorporated and Bright Mountain, LLC (16)
10.33	Website Asset Purchase Agreement dated June 1, 2015 by and between Christopher Fisher and Bright Mountain, LLC (18)
10.34	Addendum to Lease dated August 15, 2015 between OIII Realty Limited Partnership and Bright Mountain Holdings, Inc. (18)
10.35	Website Asset Purchase Agreement dated December 4, 2015 by and among War Is Boring, Ltd., David Axe and Bright Mountain, LLC (20)
10.36	2015 Stock Option Plan (21)
14.1	Code Conduct and Ethics (5)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

*	Filed herewith.
(1)	Incorporated by reference to the registration statement on Form 10, SEC File No. 000-54887.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(3)	Incorporated by reference to the Current Report on Form 8-K filed on July 9, 2013.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2013.
(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2013.
(6)	Incorporated by reference to the Current Report on Form 8-K filed on July 9, 2013.
(7)	Incorporated by reference to the Current Report on Form 8-K filed on July 28, 2014.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2014.
(9)	Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2014.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2014.
(12)	Incorporated by reference to the Current Report on Form 8-K filed on January 8, 2015.
(13)	Incorporated by reference to the Current Report on Form 8-K filed February 20, 2015.
(14)	Incorporated by reference to the Current Report on Form 8-K filed March 23, 2015.
(15)	Incorporated by reference to the Current Report on Form 8-K as filed on February 20, 2015.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2015.
(17)	Incorporated by reference to the Annual Report on Form 10-K/A for the year ended December 31, 2014.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2015.
(19)	Incorporated by reference to the Current Report on Form 8-K as filed on December 4, 2015.
(20)	Incorporated by reference to the Current Report on Form 8-K as filed on January 8, 2016.
(21)	Incorporated by reference to the definitive Information Statement on Schedule 14C as filed on June 17, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Mountain Media, Inc.

March 24, 2016	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints W. Kip Speyer his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including amendments) to this Annual Report on Form 10-K for the year ended December 31, 2015, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ W. Kip Speyer	Chief Executive Officer, President, Chairman of the Board of Directors, principal executive officer	March 22, 2016
W. Kip Speyer

/s/ Annette Casacci	Chief Financial Officer, director, principal financial and accounting officer	March 22, 2016
Annette Casacci

/s/ Todd F. Speyer	Vice President, Digital Director and director	March 22, 2016
Todd F. Speyer

/s/ Jonathan D. Thielmann	General Manager, Bright Watches and director	March 22, 2016
Jonathan D. Thielmann

/s/ Richard Rogers	Director	March 22, 2016
Richard Rogers

/s/ Todd Davenport	Director	March 22, 2016
Todd Davenport

/s/ Charles H. Lichtman	Director	March 22, 2016
Charles H. Lichtman

/s/ Randolph Pohlman	Director	March 22, 2016
Randolph Pohlman, PhD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director of:

Bright Mountain Media, Inc.

We have audited the accompanying consolidated balance sheets of Bright Mountain Media, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Bright Mountain Media, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $1,673,094 and used cash in operations of $1,591,611 and an accumulated deficit of $6,157,755 at December 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 24, 2016

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
Current Assets
Cash	$416,187	$590,236
Accounts Receivable	42,449	4,110
Prepaid Expenses and Other Current Assets	109,927	86,298
Inventories	1,053,890	776,448
Total Current Assets	1,622,453	1,457,092
Fixed Assets, net	51,305	38,074
Website Acquisition Assets, net	630,286	443,222
Other Assets	15,547	12,580
Total Assets	$2,319,591	$1,950,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$323,782	$270,323
Premium Finance Loan Payable	52,406	47,866
Total Current Liabilities	376,188	318,189

Long Term Debt to Related Parties, net	122,260	—
Total Liabilities	498,448	318,189

Commitments and contingencies (Note 10)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 5,200,000 and 4,400,000 issued and outstanding respectively:
Series A, 2,000,000 shares designated, 1,900,000 and 1,600,000 shares issued and outstanding	19,000	16,000
Series B, 1,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding	10,000	10,000
Series C, 2,000,000 shares designated, 1,800,000 and 1,800,000 shares issued and outstanding	18,000	18,000
Series D, 2,000,000 shares designated, 500,000 and 0 shares issued and outstanding	5,000	—
Common stock, par value $.01, 324,000,000 shares authorized, 35,885,059 issued and outstanding, and 33,483,234 issued 33,123,234 outstanding, respectively	358,850	334,832
Treasury Stock (0 and 360,000 shares)	—	(2,501)
Additional paid-in-capital	7,568,048	5,741,109
Accumulated Deficit	(6,157,755)	(4,484,661)
Total shareholders’ equity	1,821,143	1,632,779
Total shareholders’ liabilities and shareholders’ equity	$2,319,591	$1,950,968

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014
Product Sales	$1,408,481	$1,050,394
Revenues from Services	283,598	118,792
Total Revenue	1,692,079	1,169,186
Cost of sales	1,148,338	820,979
Gross profit	543,741	348,207

Selling, general and administrative expenses	2,214,238	1,858,634

Loss from operations	(1,670,497)	(1,510,427)

Other income (expense)
Interest income	30	62
Interest expense	(2,627)	(271)
Total other income (expense), net	(2,597)	(209)
Net Loss	(1,673,094)	(1,510,636)

Preferred stock dividends
Series A, Series B, Series C and Series D preferred	338,684	208,831
Total preferred stock dividends	338,684	208,831
Net loss attributable to common shareholders	$(2,011,778)	$(1,719,467)

Basic and diluted net loss per share	$(0.06)	$(0.05)

Weighted average shares outstanding - Basic and diluted	34,587,695	32,612,378

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2015 and 2014

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Equity

Balance -December 31, 2013	2,500,000	$25,000	31,647,000	$320,070	4,022,481	$(2,501)	$(2,974,025)	$1,391,025
Common stock issued for cash ($.50/share) pursuant to exercised stock option grant			50,000	500	24,500			25,000
Common stock issued for services ($.50/share)			45,000	450	27,050			27,500
Sale of common stock for cash ($.50/share) pursuant to Subscription Agreement			1,360,000	13,600	666,400			680,000
Sale of 10% Series A Preferred Stock for cash ($.50/share) pursuant to Subscription Agreement	100,000	1,000			49,000			50,000
Sale of 10% Series C Preferred Stock for cash ($.50/share) pursuant to Subscription Agreement	1,800,000	18,000			882,000			900,000
Common stock issued for 10% dividend payment pursuant to 10% Series A and 10% Series B Preferred Stock designations			21,234	212	(212)			—
Stock option compensation expense					69,890			69,890
Net loss for the year ended December 31, 2014							(1,510,636)	(1,510,636)
Balance - December 31, 2014	4,400,000	$44,000	33,123,234	$334,832	$5,741,109	$(2,501)	$(4,484,661)	$1,632,779

(Continued)

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (CONTINUED)

For the years ended December 31, 2015 and 2014

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Equity

Balance - December 31, 2014	4,400,000	$44,000	33,123,234	$334,832	$5,741,109	$(2,501)	$(4,484,661)	$1,632,779
Common stock issued for cash (.2778/share) pursuant to exercised stock option grant			54,000	540	14,461			15,001
Common stock issued for cash ($.50/share) pursuant to exercised stock option grant			10,000	100	4,900			5,000
Common Stock issued for services ($.60/share)			7,000	70	4,130			4,200
Common stock issued for services ($.65/share)			57,000	570	36,480			37,050
Common stock issued for services ($.69/share)			7,000	70	4,760			4,830
Common stock issued for services ($.75/share)			7,400	74	5,476			5,550
Retired Treasury shares				(3,600)	1,099	2,501		—
Sale of common stock for cash ($.50/share) pursuant to Subscription Agreement			1,980,000	19,800	970,200			990,000
Sale of 10% Series A Preferred Stock for cash ($.50/share) pursuant to Subscription Agreement	300,000	3,000			147,000			150,000
Sale of 10% Series D Preferred Stock for cash ($.50/share) pursuant to Subscription Agreement	500,000	5,000			245,000			250,000
Common stock issued for 10% dividend payment pursuant to 10% Series A Preferred Stock designations			160,000	1,600	(1,600)			—
Common stock issued for 10% dividend payment pursuant to 10% Series B Preferred Stock designations			100,000	1,000	(1,000)			—
Common stock issued for 10% dividend payment pursuant to 10% Series C Preferred Stock designations			29,425	294	(294)			—
Stock option compensation expense					59,327			59,327
Common Stock issued for acquisitions ($.75.share)			350,000	3,500	259,000			262,500
Beneficial Conversion					78,000			78,000
Net loss for the year ended December 31, 2015							(1,673,094)	(1,673,094)
Balance - December 31, 2015	5,200,000	$52,000	35,885,059	$358,850	$7,568,048	$—	$(6,157,755)	$1,821,143

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$(1,673,094)	$(1,510,636)
Adjustments to reconcile net loss to net cash used in operations:
Bad Debt Expense	798	500
Depreciation	14,248	11,335
Amortization of Debt Discount	260	—
Amortization	181,905	147,006
Stock option compensation expense	59,327	69,890
Impairment of Website Assets	70,531	24,716
Common stock issued for services	51,630	27,500
Changes in operating assets and liabilities:
Accounts Receivable	(39,137)	(11,038)
Inventory	(277,442)	(473,130)
Prepaid expenses and other current assets	(23,629)	(44,097)
Other assets	(2,967)	2,120
Accounts payable	45,959	87,456
Net cash used in operating activities	(1,591,611)	(1,668,378)
Cash flows from investing activities:
Purchase of fixed assets	(27,479)	(14,910)
Purchase of websites	(169,500)	(572,000)
Net cash used in investing activities	(196,979)	(586,910)
Cash flows from financing activities:
Sale of common stock	1,010,001	705,000
Sale of Preferred stock	400,000	950,000
Repurchase of common stock	—	—
Proceeds from premium finance loan, net of repayment	4,540	20,892
Long term Debt – Loan from related parties	200,000	—
Net cash provided by financing activities	1,614,541	1,675,892

Net increase (decrease) in cash	(174,049)	(579,396)
Cash at beginning of period	590,236	1,162,632
Cash at end of period	$416,187	$590,236

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$2,367	$271
Income Taxes	$—	$—

Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$87,212	$20,892
Conversion of related party notes to common stock	$—	$—

During 2015, the Company recorded a beneficial conversion debt discount to additional paid-in-capital of $78,000.

During 2015, the Company issued 350,000 shares of common stock with a fair value of $262,500 for the acquisition of two websites.

During 2015, the Company retired 360,000 shares of common stock with a cost of $2,501.

During 2015, the Company issued 289,425 shares of common stock due Series A, Series B, and Series C stockholders with a fair market value of $217,069.

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Bright Mountain Media, Inc., formerly known as Bright Mountain Acquisition Corporation is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011.  Its wholly owned subsidiary, Bright Watches, LLC was formed as Florida limited liability company in December 2015.  On September 25, 2013 Five Peaks, LLC filed Articles of Amendment to the Articles of Organization with the State of Florida to amend its entity name to The Bright Insurance Agency, LLC.  Its wholly owned subsidiary, Bright Watches, LLC was formed as a Florida limited liability company in December 2015.  When used herein, the terms "BMTM," the "Company," "we," "us," "our" or "Bright Mountain" refers to Bright Mountain Media, Inc. and its subsidiaries.

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

The Company obtained approximately 36% of its 2015 revenues from services from a third-party provider, namely Google AdSence. Paid listings are priced on a price per click basis and when a user submits a search query and then clicks on a Google AdSence paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with the Company. The Company's remaining 42% of revenues from services was from other third-party providers, direct advertising, and subscriptions.

Bright Mountain plans to grow its business through organic growth and acquisitions. The Bright Mountain strategy is to concentrate its marketing and development primarily to military and public safety audiences and associated demographic.

Our websites contain a number of sections with demographically oriented information including originally written news content, blogs, forums, career information, and video.

Principles of Consolidation

The consolidated financial statements include the accounts of BMTM and its wholly owned subsidiaries, Bright Mountain LLC, The Bright Insurance Agency, LLC and Bright Watches, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States ("GAAP"). These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets, valuation of equity based transactions, and the valuation allowance on deferred tax assets.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015 and 2014, all website development costs have been expensed.

Amortization and Impairment of Long-Lived Assets

Amortization and Impairment of long-lived assets are non-cash expenses relating primarily to website acquisitions. The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Website acquisition costs are amortized over five (5) years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash impairment expense is included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2015 and the year ended December 31, 2014, non-cash impairment expense was $70,531 and $24,716 respectively. For the year ended December 31, 2015 and the year ended December 31, 2014, non-cash amortization expense was $181,905 and $147,006 respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees". The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2015 and the year ended December 31, 2014, non-cash stock-based stock option compensation expense was $59,327 and $69,890, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the years ended December 31, 2015 and 2014, advertising, marketing and promotion expense was $29,563 and $91,824, respectively.

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

As of December 31, 2015, tax years 2015, 2014, and 2013 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

The company purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During 2015, these two vendors accounted for 34% and 26%, respectively of total products purchased as compared to 51% and 28% in 2014. Although in the year ended December 31, 2015 we added additional product vendors, and we continue to expand our product line and vendor relationships, due to the high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

The Company generates revenues from two segments: product sales and services.  We sell many products through various distribution portals, which include Amazon and eBay. During 2015, these two portals accounted for 88% and 6%, respectively of our total product sales as compared to 86% and 13% in 2015. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2015 and December 31, 2014, respectively, the Company had cash balances above the FDIC insured limit of approximately $0 and $173,933 respectively. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the twelve months ended December 31, 2015 a large portion of the Company's funding was provided by the sale of shares of the Company's common stock and preferred stock to a related party officer and director, as well as to a principal shareholder.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2015 and 2014 there were 1,701,000 and 1,565,000 common stock equivalent shares outstanding as stock options, respectively; 5,200,000 and 4,400,000 common stock equivalents from the conversion of preferred stock, respectively; and 400,000 and 0 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 28-10. The Company's two segments are product sales and services as of December 31, 2015. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,673,094 and used cash in operating activities of $1,591,611 for the year ended December 31, 2015. The Company had an accumulated deficit of $6,157,755 at December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

Management plans to continue raising additional capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACQUISITIONS

On January 2, 2015, the Company entered into a Website Asset Purchase Agreement with an unrelated third party. As consideration for the purchase, the Company paid $50,000 in cash and issued 250,000 shares of its common stock with a fair value of $187,500. In conjunction with the Website Asset Purchase Agreement, the Company also entered into a Website Management Agreement. Under the terms of the Website Management Agreement, which expires on December 31, 2017, the Company agreed to pay $30,000 per year for full-time services in managing the website.  The acquisition was accounted following ASC 805 “Business Combinations.”  The operations of the website prior to the Company’s acquisition were immaterial; therefore, pro forma information was not presented.  There were no costs of acquisition incurred as a result of this purchase.

On February 17, 2015, the Company entered into a Website Asset Purchase Agreement with an unrelated third party for an aggregate purchase price of $102,000. The purchase price consisted of a cash payment of $27,000, payable at a rate of $1,500 per month beginning on the closing date, and 100,000 shares of the Company’s common stock with a fair value of $75,000. The asset acquisition was accounted for as a purchase of assets in accordance with Rule 11-01 (d) of Regulation S-X and ASC 805-10-55-4. There were no costs of acquisition incurred as a result of the asset purchase.

On April 14, 2015, the Company entered into a Website Asset Purchase Agreement with an unrelated third party for a purchase price of $50,000 in cash.  The acquisition was accounted for following ASC 805 "Business Combinations."  The operations of the website prior to the Company's acquisition were immaterial; therefore, pro forma information was not presented. There were no costs of acquisition incurred as a result of this purchase.

On June 1, 2015, the Company entered into a Website Asset Purchase Agreement with an unrelated third party for a purchase price of $50,000 in cash. The asset acquisition was accounted for as a purchase of assets in accordance with Rule 11-01 (d) of Regulation S-X and ASC 805-10-55-4. There were no costs of acquisition incurred as a result of the asset purchase.

On December 4, 2015, the Company entered into a Website Asset Purchase Agreement with an unrelated third party for an aggregate purchase price of $250,000.  This transaction closed on January 2, 2016.  See note 16.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 3 – ACQUISITIONS (CONTINUED)

At December 31, 2015 and December 31, 2014, website acquisition assets consisted of the following:

	December 31,
	2015	2014
Website Acquisition Assets	$1,054,444	$614,944
Less: Accumulated Amortization	(328,911)	(147,006)
Less: Impairment Loss	(95,247)	(24,716)
Website Acquisition Assets, net	$630,286	$443,222

Non-cash amortization expense for the years ending December 31, 2015 and 2014 was $181,905 and $147,006 respectively.

Non-cash impairment expense for the years ending December 31, 2015 and 2014 was $70,531 and $24,716 respectively.

NOTE 4 – INVENTORIES

At December 31, 2015 and December 31, 2014 inventories consisted of the following:

	2015	2014
Product Inventory: Clocks & Watches	$1,017,220	$769,960
Product Inventory: Other Inventory	36,670	6,488
Total Inventory Balance	$1,053,890	$776,448

NOTE 5 – PREPAID COSTS AND EXPENSES

At December 31, 2015 and December 31, 2014, prepaid expenses and other current assets consisted of the following:

	2015	2014
Other Current Assets	$14,500	585
Prepaid Insurance	87,212	85,713
Prepaid Inventory	8,215	—
Prepaid Expenses and Other Current Assets	$109,927	$86,298

NOTE 6 – PROPERTY AND EQUIPMENT

At December 31, 2015 and December 31, 2014, property and equipment consisted of the following:

	December 31,		Depreciable Life
	2015	2014	(Years)
Furniture & Fixtures	$49,088	$32,107	7
Computer Equipment	50,522	40,024	5
Total Fixed Assets	99,610	72,131
Less: Accumulated Depreciation	(48,305)	(34,057)
Total Fixed Assets, net	$51,305	$38,074

Non-cash depreciation expense for the years ending December 31, 2015 and 2014 was $14,248 and $11,335 respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 7 – SEGMENT INFORMATION

The Company has two identifiable segments as of December 31, 2015; products and services. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

The following information represents segment activity for the year ended December 31, 2015:

	For the year ended December 31, 2015
	Products	Services	Total
Revenues	$1,408,481	$283,598	$1,692,079
Website Amortization	$—	$181,905	$181,905
Depreciation	$11,860	$2,388	$14,248
Impairment	$—	$70,531	$70,531
Loss from operations	$(1,181,233)	$(491,861)	$(1,673,094)
Segment Assets	$1,582,563	$737,028	$2,319,591

The following information represents segment activity for the year ended December 31, 2014:

	For the year ended December 31, 2014
	Products	Services	Total
Revenues	$1,050,394	$118,792	$1,169,186
Website Amortization	$—	$147,006	$147,006
Depreciation	$10,183	$1,152	$11,335
Impairment	$—	$24,716	$24,716
Loss from operations	$(1,102,922)	$(407,505)	$(1,510,427)
Segment Assets	$1,483,022	$467,946	$1,950,968

NOTE 8 –LONG TERM DEBT TO RELATED PARTIES

Beneficial Conversion Feature

On December 22 and 29, 2015, the Company issued 12% convertible notes that have conversion prices that create a beneficial conversion. The notes mature on December 22 and 29, 2020 respectively.  These notes are convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.  During 2015, the Company recognized a debt discount of $78,000 and amortized $260 during 2015.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 8 –LONG TERM DEBT TO RELATED PARTIES (CONTINUED)

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of notes payable at December 31, 2015 were:

2016	$—
2017	—
2018	—
2019 and thereafter	200,000
Total minimum principal payments	$200,000

NOTE 9 –PREMIUM LOAN PAYABLE

Premium Finance Loan Payable

Premium finance loans payable related to the financing of the Company’s Error & Omission (E&O) insurance coverage for the period September 6, 2015 through September 6, 2016.  The Company financed $18,604 of the total policy premium of $25,396 (including interest and fees of $643) from Pro Premium Finance Company, Inc.  The term of the loan are nine equal payments of $ 2,131 per month beginning October 6, 2015.  The principal balance due was $12,210 at December 31, 2015.

Premium finance loan payable related to the financing of the Company's Director's & Officer's (D&O) insurance coverage and Employment Practices Liability insurance coverage for the period October 31, 2015 through October 30, 2016. The Company financed $47,222 of the total policy premium of $62,382 (including interest of $1,583) from Flat Iron Capital. The terms of the loan are 9 equal payments of $5,247 per month beginning November 30, 2015. The balance due was $36,728 at December 31, 2015.

Premium finance loan payable related to the financing of the Company's Commercial General Liability (CGL insurance for the period December 28, 2015 through December 27, 2016. The Company financed $3,467 of the total policy premium of $4,561 (including interest of $172) from Pro Premium Finance Company, Inc. The terms of the loan are 10 equal payments of $347 per month beginning January 28, 2016. The balance due was $3,468 at December 31, 2015.

Total Premium Finance Loan Payable balance for all of the Company's policies was $52,406 at December 31, 2015 and $47,866 at December 31, 2014.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company leases retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a long-term, non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014, is for approximately 2,150 square feet for a term of 36 months in Delray Beach, Florida at a base rent of approximately $2,329 per month for the first twelve months with a 3% escalation each year. A security deposit of $3,865, first month's prepaid rent of $3,865, and last month's prepaid rent of $4,015 was paid upon lease execution. The lease is a triple net lease. Common area maintenance is approximately $1,317 per month for the first twelve months with annual escalations not to exceed 4%. The rent commencement date is October 1, 2014 and will expire on September 30, 2017.

Future minimum lease commitments due for facilities under non-cancellable operating leases at December 31, 2015 are as follows:

Operating Leases
2016	$163,685
2017	168,781
2018	122,390
2019 and thereafter	25,499
Total minimum lease payments	$480,355

Rent expense for the years ended December 31, 2015 and 2014 was $120,162 and $77,543 respectively.

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the years ended December 31, 2015 and 2014, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

During the years ended December 31, 2015 and 2014, the Company entered into agreements with third parties related to websites acquired during the respective periods as further discussed in note 3. Future anticipated contractual minimum payments under these agreements total approximately $106,000 for 2016, and $33,000 for 2017.  Future contingent milestone payments under these agreements total approximately $40,000 for 2016.

Total payments for the years ended December 31, 2015 and 2014 was $164,550 and $84,060 respectively.

On December 4, 2015, the Company entered into an agreement with a third party related to the purchase of a website the Company acquired in January 2016 as further discussed in note 16.  Total payments for the year ended December 31, 2015 was $5,000.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Chief Executive Officer's base annual salary was increased to $77,500 in January, 2015, $96,000 in July 2015, and to $125,000 effective October 1, 2015 upon recommendation of the Compensation Committee of the board of directors.

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

NOTE 11 – STOCK COMPENSATION

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 11 – STOCK COMPENSATION (CONTINUED)

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the "2011 Plan"), to be effective on January 3, 2011. The purpose of the 2011 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2011 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. The Company's board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument. As of December 31, 2015, 0 shares were remaining under the 2011 Plan for future issuance.

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the "2013 Plan"), to be effective on April 1, 2013. The purpose of the 2013 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2013 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. The Company's board of directors will administer the 2013 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2013 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2013 Plan, as may be determined by the Committee and specified in the grant instrument. As of December 31, 2015, 0 shares were remaining under the 2013 Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 11 – STOCK COMPENSATION (CONTINUED)

On May 22, 2015, the Company's board of directors and majority stockholder adopted the 2015 Stock Option Plan (the "2015 Plan"), to be effective on May 22, 2015. The purpose of the 2015 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2015 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2015 Plan to any individual during any calendar year shall be 100,000 shares. The Company's board of directors will administer the 2015 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2015 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2015 Plan, as may be determined by the Committee and specified in the grant instrument. As of December 31, 2015, 965,000 shares were remaining under the 2015 Plan for future issuance.

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

On March 23, 2015 the Company granted 40,000 ten-year stock options, which have an exercise price of $0.75 per share and cliff vest annually over four years starting in March 2016 to a director.  The aggregate fair value of these options was computed at $17,224 or $0.4306 per option.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 11 – STOCK COMPENSATION (CONTINUED)

On October 27, 2015 the Company granted 60,000 ten-year stock options, which have an exercise price of $0.65 per share and cliff vest annually over four years starting October 2016 to a director.  The aggregate fair value of these options was computed at $22,392 or $0.3732 per option.

On October 27, 2015 the Company granted 100,000 ten-year stock options, which have an exercise price of $0.65 per share and cliff vest annually over four years starting October 2016 to an executive officer and director.  The aggregate fair value of these options was computed at $37,318 or $0.3732 per option.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2015 and 2014:

Assumptions:	2015	2014
Expected term (years)	6.8	6.25
Expected volatility	63%	63%
Risk-free interest rate	0.01% - 2.07%	0.01% - 2.07%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on an average of similar public companies historical volatility, as the Company's common stock is quoted in the over the counter market on the OTCQB Tier of the OTC Markets, Inc. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

The company recorded $59,327 and $69,890 stock option expense for the year ended December 31, 2015 and December 31, 2014 respectively. The $59,327 non-cash stock option expense for year ended December 31, 2015 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

As of December 31, 2015 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $101,932 to be recognized through December 2019.

The grant date weighted average for fair values of options granted in 2015 is $ 0.38 per option.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 11 – STOCK COMPENSATION (CONTINUED)

A summary of the Company's stock option activity during the years ended December 31, 2015 and 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2013	1,420,000	$0.23	8.2	495,200
Granted	405,000	0.60	—	—
Exercised	(50,000)	0.50	—	—
Forfeited	(210,000)	0.50	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2014	1,565,000	$0.30	7.5	$349,983
Granted	200,000	0.67	—	—
Exercised	(64,000)	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2015	1,701,000	$0.34	6.8	$337,984
Exercisable at December 31, 2015	1,114,500	$0.23	5.9	$305,987

Summarized information with respect to options outstanding under the three option plans at December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	2.1	$0.06	720,000	$0.09
0.25 - 0.49	351,000	1.5	$0.05	207,000	$0.05
0.50 - 0.78	630,000	3.2	$0.23	187,500	$0.09
	1,701,000	6.8	$0.34	1,114,500	$0.23

Summarized information with respect to options outstanding under the two option plans at December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	2.8	$0.06	585,000	$0.10
0.25 - 0.49	405,000	2.1	$0.07	165,600	$0.05
0.50 - 0.78	440,000	2.6	$0.17	95,000	$0.06
	1,565,000	7.5	$0.30	845,600	$0.21

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 12 – PREFERRED STOCK

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series A Convertible Preferred Stock ("Series A Stock") and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation's common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation. Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2015 there were 160,000 shares of common stock dividends owed and due to the Series A Stockholders of record as dividends on the Series A Stock. On January 10, 2015, the Company issued 160,000 shares of common stock due Series A Stockholders. As of December 31, 2015, there were 176,493 shares of common stock dividends owed but not due until the tenth business day of January 2016 to the Series A Stockholders as dividends on the Series A Stock.

During the year ended December 31, 2014, the Company raised additional capital of $50,000 through issuance of 100,000 shares of its Series A Stock pursuant to the same private placement.

During the year ended December 31, 2015, the Company raised additional capital of $150,000 through issuance of 300,000 shares of its Series A Stock pursuant to the same private placement.  Of the 300,000 Series A shares issued, 200,000 were issued to the Company’s related founder and CEO for $100,000.  The additional 100,000 shares of the 300,000 Series A issued, were issued to a related party for $50,000.

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock ("Series B Stock") and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation's common stock at a rate of one share of common stock for each ten shares of Series B Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of common stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2015 there were 100,000 shares of common stock dividends owed and due to the Series B Stockholders of record as dividends on the Series B Stock. On January 10, 2015, the Company issued 100,000 shares of common stock due Series B Stockholders. As of December 31, 2015, there were 97,260 shares of common stock dividends owed but not due until the tenth business day of January 2016 to the Series B Stockholders as dividends on the Series B Stock.

At a meeting of the Board of Directors, held on September 22, 2014, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series C Convertible Preferred Stock ("Series C Stock") and authorized the issuance of the Series C Stock. Holders of the Series C Stock shall be entitled to the payment of a 10% dividend payable in shares of the Corporation's common stock at a rate of one share of common stock for each ten shares of Series C Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series C Stock may convert all or part of the Series C Stock into shares of common stock on a share for share basis. Series C Stock shall rank superior to all common stock upon liquidation. Each share of Series C Stock shall automatically convert to common shares five years from the date of issuance or upon change in control. On the tenth business day of January 2015 there were 29,425 shares of common stock dividends owed and due to the Series C Stockholders of record as dividends on the Series C Stock. On January 10, 2015, the Company issued 29,425 shares of common stock due Series C Stockholders. As of December 31, 2015, there were 175,068 shares of common stock dividends owed but not due until the tenth business day of January 2016 to the Series C Stockholders as dividends on the Series C Stock.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 12 – PREFERRED STOCK (CONTINUED)

During the year ended December 31, 2014, the Company raised capital of $900,000 through issuance of 1,800,000 shares of its Series C Stock pursuant to the same private placement. Of the 1,800,000 Series C shares issued, 800,000 were issued to the Company's related party founder for $400,000. An additional 500,000 shares of the 1,800,000 Series C shares issued, were issued to a related party for $250,000.

At a meeting of the Board of Directors, held on March 20, 2015, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series D Convertible Preferred Stock ("Series D Stock") and authorized the issuance of the Series D Stock. Holders of the Series D Stock shall be entitled to the payment of a 10% dividend payable of preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series D Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series D Stock may convert all or part of the Series D Stock into shares of common stock on a share for share basis. Series D Stock shall rank superior to all common stock upon liquidation. Each share of Series D Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. As of December 31, 2015, there were 38,493 shares of common stock dividends owed but not due until the tenth business day of January 2016 to the Series D Stockholders as dividends on the Series D Stock.

During the year ended December 31, 2015, the Company raised additional capital of $250,000 through issuance of 500,000 shares of its Series D Stock pursuant to the same private placement.  The shares were issued to a related party.

Series A, B, C and D Stock are also subject to adjustment of the conversion terms due to future mergers, sales and stock splits, if any.

NOTE 13 – COMMON STOCK

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

During the year ended December 31, 2015, the Company issued 54,000 shares of its common stock in connection with the exercise of a stock option granted to a related party Director and received $15,001 based on the exercise price of $0.2778 per common share.

During the year ended December 31, 2015 the Company issued 10,000 shares of its common stock in connection with the exercise of a stock option granted to a related party Director and received $5,000 based on the exercise price of $0.50 per share.

During the year ended December 31, 2015, the Company raised additional capital through issuance of common stock pursuant to a private placement whereby $990,000 in capital was raised through the issuance of 1,980,000 shares of common stock at $0.50 per share.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 13 – COMMON STOCK (CONTINUED)

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

On October 15, 2015, the Company issued to a consultant 7,000 shares of its common stock at $0.60 per share, or $4,200, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On November 15, 2015, the Company issued to a consultant 7,000 shares of its common stock at $0.75 per share, or $5,250, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On December 15, 2015, the Company issued to a consultant 7,000 shares of its common stock at $0.69 per share, or $4,830, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

C)	Retirement of Treasury Shares

On December 21, 2015 the Company’s Board of Directors approved to retire 360,000 Treasury Shares with a cost of $2,501.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 13 – COMMON STOCK (CONTINUED)

D)	Stock issued for acquisitions

During the year ended December 31, 2015, the Company issued 350,000 shares of its common stock for the acquisition of two websites. The Company valued these common shares at $262,500 or $0.75 per share, based on the fair value on the date of the acquisitions.

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

During the year ended December 31, 2015, the Company issued 289,425 shares of its common stock as dividends to the holders of its Series A Stock, Series B Stock, and Series C Stock only. Holders of the Series A, Series B, Series B and Series D Stock are entitled to the payment of a 10% dividend payable in shares of the Company's common stock at a rate of one share of common stock for each ten shares of Series A, Series B, Series C, or Series D Stock. Dividends shall be payable annually the tenth business day of January. Holders of Series D Stock are entitled to payment of 10% dividend payable in shares of the Company's common stock on the tenth business day of January commencing in 2016.

NOTE 14 – RELATED PARTIES

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

During the year ended December 31, 2015 a related party founder purchased 1,140,000 shares of the Company’s common shares for $570,000.

During the year ended December 31, 2015, a related party founder purchased 200,000 shares of the Company’s Series A shares for $100,000.

During the year ended December 31, 2015, a related party purchased 100,000 shares of the Company’s Series A shares for $50,000.

During the year ended December 31, 2015, a related party purchased 500,000 shares of the Company’s Series D shares for $250,000.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 14 – RELATED PARTIES (CONTINUED)

During the year ended December 31, 2015 related party Directors purchased 440,000 shares of the Company’s common shares for $220,000.

During the year ended December 31, 2015 a related party Director purchased 54,000 shares of the Company’s common shares for $15,001 in connection with the exercise of a stock option granted based on the exercise price of $0.2778 per common share.

During the year ended December 31, 2015 a related party Director purchased 10,000 shares of the Company’s common shares for $5,000 in connection with the exercise of a stock option granted based on the exercise price of $0.50 per common share.

During the year ended December 31, 2015 the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $100,000 with a maturity date of December 22, 2020 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on January 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During 2015, the Company recognized a discount of $39,000 and amortized $195 during 2015 related to this convertible note. During 2015, the Company recognized interest expense of $300 related to this convertible note.

During the year ended December 31, 2015 the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party.  The note issued was for an amount of $100,000 with a maturity date of December 28, 2020 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on January 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During 2015, the Company recognized a discount of $39,000 and amortized $65 during 2015 related to this convertible note.  During 2015, the Company recognized interest expense of $100 related to this convertible note.

NOTE 15 – INCOME TAXES

For the years ended December 31, 2015 and 2014 there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2015, the Company has net operating loss carry forwards of approximately $5,426,000. The carryforwards expire in years 2033 through 2035. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 15 – INCOME TAXES (CONTINUED)

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	Year Ended
	December 31,
	2015	2014
Tax expense (benefit) at the statutory rate	$(568,852)	$(513,616)
State income taxes, net of federal income tax benefit	(60,733)	(54,837)
Non-deductible expenses	2,135	2,178
Change in valuation allowance	627,450	566,275
Total	$—	$—

The tax effect of significant components of the Company's deferred tax assets and liabilities at December 31, 2015 and 2014, are as follows:

	Year Ended
	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$2,042,006	$1,623,458
Amortization	27,348	51,944
Stock option expense	373,456	68,477
Total gross deferred tax assets	2,442,810	1,743,879
Less: Deferred tax asset valuation allowance	(2,442,810)	(1,743,879)
Total net deferred tax assets	$—	$—

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2015 and 2014 were fully offset by a 100% valuation allowance.

NOTE 16 – SUBSEQUENT EVENTS

On January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000.  The purchase price consisted of a cash payment of $100,000 at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019.

On January 10, 2016, the Company issued 501,562 shares of its common stock as dividends on its Series A Stock, Series B Stock, Series C Stock, and Series D Stock in accordance with the designations, rights and preferences of those series of Preferred Stock.

On January 15, 2016 the Company issued 7,000 shares of our common stock valued at $4,865 to a consultant for services rendered.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 16 – SUBSEQUENT EVENTS (CONTINUED)

On February 9, 2016, the Company issued a convertible note to the Company’s related party founder that has a conversion price that creates a beneficial conversion. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.

On February 12, 2015, the Company entered into a Website Asset Purchase Agreement to purchase a website for a purchase price of $15,000.  The payment terms was $15,000 payable at the February 12, 2016 closing.

On February 15, 2016 the Company issued 7,000 shares of our common stock valued at $4,865 to a consultant for services rendered.

On February 23, 2016 the Company raised capital of $100,000 through sale of 200,000 shares of its Common Stock to a principal shareholder in a private transaction.

On March 11, 2016 the Company raised capital of $100,000 through sale of 200,000 shares of its Common Stock to a principal shareholder in a private transaction.

On March 22, 2016 the Company granted 100,000 ten-year stock options, which have an exercise price of $0.695 per share to an executive officer and director.  The aggregate fair value of these options was computed at $39,901 or $0.3990 per option.

On March 22, 2016 the Company granted 46,000 ten-year stock options, which have an exercise price of $0.695 per share to a director.  The aggregate fair value of these options was computed at $18,354 or $0.3990 per option.

On March 22, 2016 the Company issued to a law firm, 50,000 shares of its common stock at $0.695 per share, or $34,750 for services rendered.  The Company valued these common shares based on the fair value at the date of grant.