Form 10-Q
period 2016-03-31
Bright Mountain Media, Inc.
filed 2016-05-11
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 9, 2016 the issuer had 37,357,621 shares of its common stock outstanding.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain", the “Company,” "we", "us", "our" and similar terms refer to Bright Mountain Media, Inc., a Florida corporation formerly known as Bright Mountain Acquisition Corporation, and its subsidiaries. In addition, when used in this report, “first quarter of 2016” refers to the three months ended March 31, 2016, “first quarter of 2016” refers to the three months ended March 31, 2015, “2016” refers to the year ending December 31, 2016 and “2015” refers to the year ended December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia. com is not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash	$198,622	$416,187
Accounts Receivable	32,511	42,449
Prepaid Costs and Expenses	91,472	109,927
Inventories	1,017,572	1,053,890
Total Current Assets	1,340,177	1,622,453
Fixed Assets, net	53,593	51,305
Website Acquisition Assets, net	799,711	630,286
Other Assets	15,547	15,547
Total Assets	$2,209,028	$2,319,591
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$372,108	$323,782
Premium Finance Loan Payable	25,372	52,406
Total Current Liabilities	397,480	376,188
Long Term Debt to Related Parties, net	188,309	122,260
Total Liabilities	585,789	498,448

Commitments and contingencies (Note 7)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 5,200,000 issued and 5,200,000 outstanding respectively
Series A, 2,000,000 shares designated, 1,900,000 and 1,900,000 shares issued and outstanding	19,000	19,000
Series B, 1,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding	10,000	10,000
Series C, 2,000,000 shares designated, 1,800,000 and 1,800,000 shares issued and outstanding	18,000	18,000
Series D, 2,000,000 shares designated, 500,000 and 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01, 324,000,000 shares authorized, 37,150,621 issued and outstanding, and 35,885,059 issued and outstanding, respectively.	371,506	358,850
Additional paid-in-capital	8,006,445	7,568,048
Accumulated Deficit	(6,806,712)	(6,157,755)
Total shareholders’ equity	1,623,239	1,821,143
Total liabilities and shareholders’ equity	$2,209,028	$2,319,591

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Product Sales	$347,779	$261,724
Revenues from Services	76,636	48,359
Total Revenue	424,415	310,083
Cost of sales - Product	270,535	188,110
Gross profit	153,880	121,973

Selling, general and administrative expenses	786,714	455,742

Loss from operations	(632,834)	(333,769)

Other income (expense)
Interest income	4	8
Interest expense	(16,127)	(445)
Total other income (expense), net	(16,123)	(437)
Net loss before taxes	(648,957)	(334,206)
Income taxes	—	—

Net Loss	(648,957)	(334,206)

Preferred stock dividends
Series A, Series B, Series C & Series D preferred	90,102	72,816
Total preferred stock dividends	90,102	72,816
Net loss attributable to common shareholders	$(739,059)	$(407,022)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding – Basic and diluted	36,477,625	35,561,212

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

 (formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2016

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance -December 31, 2015	5,200,000	$52,000	35,885,059	$358,850	$7,568,048	$(6,157,755)	$1,821,143
Common stock issued for services ($.695/share)			64,000	640	43,840		44,480
Sale of common stock for cash ($.50/share) pursuant to Subscription Agreement			700,000	7,000	343,000		350,000
Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements			181,699	1,817	(1,817)		—
Common stock issued for 10% dividend payment pursuant to Series B preferred stock Subscription Agreements			100,000	1,000	(1,000)		—
Common stock issued for 10% dividend payment pursuant to Series C preferred stock Subscription Agreements			180,000	1,800	(1,800)		—
Common stock issued for 10% dividend payment pursuant to Series D preferred stock Subscription Agreements			39,863	399	(399)		—
Stock option compensation expense					17,573		17,573
Beneficial Conversion					39,000		39,000
Net loss for the three months ended March 31, 2016						(648,957)	(648,957)
Balance – March 31, 2016	5,200,000	$52,000	37,150,621	$371,506	$8,006,445	$(6,806,712)	$1,623,239

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net Loss	$(648,957)	$(334,206)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,334	3,336
Amortization of Debt Discount	7,777	—
Amortization	62,843	40,335
Stock option compensation expense	17,573	13,734
Common stock issued for services	44,480	300
Changes in operating assets and liabilities:
Accounts Receivable	9,938	(847)
Inventory	36,318	(140,110)
Prepaid costs and expenses	18,455	9,177
Accounts payable	(67,170)	(12,632)
Net cash used in operating activities	(515,409)	(420,913)

Cash flows from investing activities:
Purchase of fixed assets	(5,622)	(6,388)
Purchase of websites	(119,500)	(53,000)
Net cash used in investing activities	(125,122)	(59,388)

Cash flows from financing activities:
Sale of common stock	350,000	350,000
Payments on premium finance loan	(27,034)	(22,823)
Long term Debt – Loan from Related Parties	100,000	—
Net cash provided by financing activities	422,966	327,177

Net decrease in cash	(217,565)	(153,124)
Cash at beginning of period	416,187	590,236
Cash at end of period	$198,622	$437,112

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$8,350	$445
Income Taxes	$—	$—

Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$63,061	$—
Payable for purchase of website	$150,000	$—

During the three months ended March 31, 2016, the Company recorded a beneficial conversion for debt discount to additional paid-in-capital of $39,000.

During the three months ended March 31, 2016, the Company issued 501,562 shares of its common stock as dividends to the holders of its Series A, Series B, Series C, and Series D Stock only.

During the three months ended March 31, 2016, the Company recorded $32,732 of discount related to the present value of the future monthly payments associated with the acquisition of warisboring.com

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Bright Mountain Media, Inc., formerly known as Bright Mountain Acquisition Corporation, is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011.  Its wholly owned subsidiary, Bright Watches, LLC was formed as Florida limited liability company in December 2015.  On September 25, 2013 Five Peaks, LLC filed Articles of Amendment to the Articles of Organization with the State of Florida to amend its entity name to The Bright Insurance Agency, LLC.  When used herein, the terms "BMTM," the "Company," "we," "us," "our" or "Bright Mountain" refers to Bright Mountain Media, Inc. and its subsidiaries.

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

The Company obtained approximately 28% of its revenue from services for the three months ended March 31, 2016 from a third-party provider, namely Google AdSence. Paid listings are priced on a price per click basis and when a user submits a search query and then clicks on a Google AdSence paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with the Company. The Company's remaining 72% of revenue from services was from other third-party providers, direct advertising, and subscriptions.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the three months ended March 31, 2016, and the consolidated financial position as of March 31, 2016 have been made. The results of operations for such interim period is not necessarily indicative of the operating results expected for the full year.

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bright Mountain LLC, Bright Watches LLC and The Bright Insurance Agency, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

•

The Company received 70% of advertising revenue generated from a third party platform that utilizes the Company’s content from one of its websites.  The Company records revenue under this agreement at the net amount as the Company is not the primary obligor in the agreement with the advertisers.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

As of March 31, 2016 and 2015, all website development costs have been expensed.

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

Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash amortization loss is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2016 and March 31, 2015, non-cash amortization expense was $62,843 and $40,335 respectively.  For the three months ended March 31, 2016 and March 31, 2015, non-cash impairment expense was $0 and $0 respectively.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718 "Compensation – Stock Compensation." ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees."  The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2016 and March 31, 2015, non-cash stock-based stock option compensation expense was $17,573 and $13,734 respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2016 and March 31, 2015, advertising, marketing and promotion expense was $7,050 and $8,234, respectively.

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

As of March 31, 2016, tax years 2015, 2014, and 2013 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10 "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of March 31, 2016 and March 31, 2015 there were approximately 1,847,000 and 1,605,000 common stock equivalent shares outstanding as stock options, respectively and 5,200,000 and 5,200,000 common stock equivalents from the conversion of preferred stock, respectively and 600,000 and 0 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 28-10. The Company's two segments are product sales and services as of March 31, 2016. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.”  The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605 "Revenue Recognition," and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35 "Revenue Recognition – Construction-Type and Production-Type Contracts." The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. . We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance did not have a material impact on the consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $648,957 and used cash in operating activities of $515,409 for the three months ended March 31, 2016. The Company had an accumulated deficit of $6,806,712 at March 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 3 – ACQUISITIONS

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2015, on January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000.  The purchase price consisted of a cash payment of $100,000 at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019.   The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of discount of $32,732.  The present value was calculated at a discount rate of 12% (which is the Company’s most recent borrowing rate) using the estimated future revenues from the website.  The estimated future revenues from the website were based on the average historical monthly revenues from the website prior to the Company’s acquisition.  During the three months ending March 31, 2016, the Company amortized $2,728 of this discount.  The acquisition was accounted following ASC 805 “Business Combinations.”  Under the purchase method of accounting, the transaction was valued for accounting purposes at $217,268, which was the discounted fair value of warisboring.com.  The Company has initially determined there was only two amortizable intangible assets.  The acquisition date estimated discounted fair value of the consideration transferred consisted of the following:

Customer and related relationships	$39,578
Website	177,690
Total	$217,268

The above estimated discounted fair value of the intangible assets are based on a preliminary purchase price allocation prepared by management.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the asset acquired, with the corresponding offset to website.  After the preliminary purchase price allocation period, we record adjustments to assets acquired subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of the website had taken place on the first day of the period presented.  These combined results are not necessarily indicative of the results that may have been achieved had the website been acquired as of the first day of the period presented.

Three months ended
March 31, 2015
Total revenue	$407,633
Net loss	(306,126)
Basic and diluted net loss per common share	$(0.01)

Pro forma results for the three months ended March 31, 2016 are not material as the acquisition closed on January 4, 2016.

There were no costs of acquisition incurred as a result of this purchase.

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2015, on February 12, 2015, the Company entered into a Website Asset Purchase Agreement to purchase a website for a purchase price of $15,000.  The payment terms was $15,000 payable at the February 12, 2016 closing.  The asset acquisition was accounted for as a purchase of assets in accordance with Rule 11-01 (d) of Regulation S-X and ASC 805-10-55-4. There were no costs of acquisition incurred as a result of the asset purchase.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

At March 31, 2016 and December 31, 2015, website acquisition assets consisted of the following:

	March 31,	December 31,
	2015	2015
Website Acquisition Assets	$1,286,712	$1,054,444
Less: Accumulated Amortization	(391,754)	(328,911)
Less: Impairment Loss	(95,247)	(95,247)
Website Acquisition Assets, net	$799,711	$630,286

Non-cash amortization expense for the three months ending March 31, 2016 and March 31, 2015 was $62,843 and $40,335 respectively.

NOTE 4 – INVENTORIES

At March 31, 2016 and December 31, 2015 inventories consisted of the following:

	March 31,	December 31,
	2016	2015
Product Inventory: Clocks and Watches	$977,966	$1,017,220
Product Inventory: Other Inventory	39,606	36,670
Total Inventory Balance	$1,017,572	$1,053,890

NOTE 5 – SEGMENT INFORMATION

The Company has two identifiable segments as of March 31, 2016; products and services. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

The following information represents segment activity for the three months ended March 31, 2016. Comparable information is presented for the respective period in 2015:

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
	Products	Services	Total	Products	Services	Total
Revenues	$347,779	$76,636	$424,415	$261,724	$48,359	$310,083
Website Amortization	$—	$62,843	$62,843	$—	$40,335	$40,335
Depreciation	$2,712	$622	$3,334	$2,816	$520	$3,336
Loss from operations	$(413,604)	$(219,230)	$(632,834)	$(235,976)	$(97,793)	$(333,769)
Segment Assets	$1,337,082	$871,946	$2,209,028	$1,459,781	$772,059	$2,231,841
Purchase of Assets	$—	$125,122	$125,122	$—	$59,388	$59,388

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 6 –LONG TERM DEBT TO RELATED PARTIES

Beneficial Conversion Feature

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2015, on December 22 and 29, 2015, the Company issued 12% convertible notes that have conversion prices that create a beneficial conversion. The notes mature on December 22 and 29, 2020 respectively.  These notes are convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.  During 2015, the Company recognized a debt discount of $78,000 and amortized $260.  During the three months ending March 31, 2016, the Company amortized $3,944 of debt discount.

On February 9, 2016, the Company issued 12% convertible notes that have conversion prices that create a beneficial conversion. This note matures on February 9, 2021.  These notes are convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.  During the three months ended March 31, 2016, the Company recognized a debt discount of $39,000 and amortized $1,105.

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

Rent expense for the three months ended March 31, 2016 and 2015 was $40,366 and $24,137 respectively.

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the three months ended March 31, 2016 and March 31, 2015, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

During the three months ended March 31, 2016 and March 31, 2015 the Company entered into agreements with third parties related to websites acquired during the respective periods as further discussed in Note 3. Future anticipated contractual minimum payments under these agreements total approximately $122,000 for 2016, $93,000 for 2017, and $55,000 for 2018.  Future contingent milestone payments under these agreements total approximately $10,000 for the three months ended March 31, 2016.

Total payments for the three months ended March 31, 2016 and March 31, 2015 were $44,000 and $26,348 respectively.

On January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000.  The purchase price consisted of a cash payment of $100,000 at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019.  The balance of the purchase price is recorded in Current Liabilities as of March 31, 2016.

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

The agreement will terminate upon the Chief Executive Officer's death or disability. In the event of a termination upon his death, the Company is obligated to pay his beneficiary or estate an amount equal to one year base salary plus any earned bonus at the time of his death. In the event the agreement is terminated as a result of his disability, as defined in the agreement, he is entitled to continue to receive his base salary for a period of one year. The Company is also entitled to terminate the agreement either with or without cause, and the Chief Executive Officer is entitled to voluntarily terminate the agreement upon one year's notice to the Company. In the event of a termination by the Company for cause, as defined in the agreement, or voluntarily by the Chief Executive Officer, the Company is obligated to pay him the base salary through the date of termination. In the event the Company terminates the agreement without cause, the Company is obligated to give him one years' notice of the Company's intent to terminate and, at the end of the one year period, pay an amount equal to two times his annual base salary together with any bonuses which may have been earned as of the date of termination. A constructive termination of the agreement will also occur if the Company materially breaches any term of the agreement or if a successor company to Bright Mountain Acquisition Corporation fails to assume the Company's obligations under the employment agreement. In that event, the Chief Executive Officer will be entitled to the same compensation as if the Company terminated the agreement without cause.

The employment agreement contains customary non-compete and confidentiality provisions. The Company also agreed to indemnify the Chief Executive Officer pursuant to the provisions of the Company's Amended and Restated Articles of Incorporation and Restated By-laws.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 8 – RELATED PARTIES

During the year ended December 31, 2015 the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $100,000 with a maturity date of December 22, 2020 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on January 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During the three months ended March 31, 2016, Company amortized $1,972 related to this convertible note. During the three months ended March 31, 2016, the Company recognized interest expense of $3,033 related to this convertible note.

During the year ended December 31, 2015 the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party.  The note issued was for an amount of $100,000 with a maturity date of December 28, 2020 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on January 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During the three months ended March 31, 2016, Company amortized $1,972 related to this convertible note.  During the three months ended March 31, 2016, the Company recognized interest expense of $3,033 related to this convertible note.

During the three months ended March 31, 2016, the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $100,000 with a maturity date of February 9, 2021 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on March 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During the three months ended March 31, 2016, the Company recognized a discount of $39,000 and amortized $1,105 related to this convertible note. During the three months ended March 31, 2016, the Company recognized interest expense of $1,700 related to this convertible note.

During the three months ended March 31, 2016, a related party founder purchased 700,000 shares of the Company’s common stock for $350,000.

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series A Convertible Preferred Stock ("Series A Stock") and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable of preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 181,699 shares of common stock dividends owed and payable to the Series A Stockholders of record as dividends on the Series A Stock. On January 10, 2016, the Company issued 181,699 shares of common stock due Series A Stockholders.  As of March 31, 2016, there were 42,164 shares of common stock dividends accrued but not earned until the tenth business day of January 2017 to the Series A Stockholders as dividends on the Series A Stock.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock (“Series B Stock”) and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable of preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series B Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of common stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 100,000 shares of common stock owed and payable to the Series B Stockholders as dividends on the Series B Stock. On January 10, 2016, the Company issued 100,000 shares of common stock due Series B Stockholder.  As of March 31, 2016, there were 22,192 shares of common stock accrued but not earned until the tenth business day of January 2017 to the Series B Stockholder as dividends on the Series B Stock.

At a meeting of the Board of Directors, held on September 22, 2014, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series C Convertible Preferred Stock (“Series C Stock”) and authorized the issuance of the Series C Stock. Holders of the Series C Stock shall be entitled to the payment of a 10% dividend payable of preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series C Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series C Stock may convert all or part of the Series C Stock into shares of common stock on a share for share basis. Series C Stock shall rank superior to all common stock upon liquidation. Each share of Series C Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 180,000 shares of common stock owed and payable to the Series C Stockholders as dividends on the Series C Stock.  On January 10, 2016, the Company issued 180,000 shares of common stock due Series C Stockholder.  As of March 31, 2016, there were 39,945 shares of common stock accrued but not earned until the tenth business day of January 2017 to the Series C Stockholders as dividends on the Series C Stock.

At a meeting of the Board of Directors, held on March 20, 2015, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series D Convertible Preferred Stock (“Series D Stock”) and authorized the issuance of the Series D Stock. Holders of the Series D Stock shall be entitled to the payment of a 10% dividend payable of preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series D Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series D Stock may convert all or part of the Series D Stock into shares of common stock on a share for share basis. Series D Stock shall rank superior to all common stock upon liquidation. Each share of Series D Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 39,863 shares of common stock owed and payable to the Series D Stockholders as dividends on the Series D Stock.  On January 10, 2016, the Company issued 39,863 shares of common stock due Series D Stockholder.  As of March 31, 2016, there were 11,096 shares of common stock accrued but not earned until the tenth business day of January 2017 to the Series D Stockholders as dividends on the Series D Stock.

Series A, B, C and D Stock are also subject to adjustment of the conversion terms due to future mergers, sales and stock splits, if any.

Common Stock

A)	Stock issued for services

On January 15, 2016, the Company issued to a consultant 7,000 shares of its common stock at $0.695 per share, or $4,865, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On February 15, 2016, the Company issued to a consultant 7,000 shares of its common stock at $0.695 per share, or $4,865, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On March 22, 2016, the Company issued to a law firm 50,000 shares of its common stock at $0.695 per share, or $34,750, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

B)

Stock issued for dividends

During the three months ended March 31, 2016, the Company issued 501,562 shares of its common stock as dividends to the holders of its Series A, Series B, Series C, and Series D Stock only.  Holders of the Series A, Series B, Series C, and Series D Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each ten shares of Series A, Series B, Series C, or Series D Stock payable on the tenth business day of January commencing in 2017.

C)

Stock issued for cash

During the three months ended March 31, 2016, the Company raised additional capital through issuance of common stock pursuant to a private placement whereby $350,000 in capital was raised through the sale of 700,000 shares of common stock at $0.50 per share.

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

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the "2011 Plan"), to be effective on January 3, 2011.  The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. As of March 31, 2016, 0 shares were remaining under the 2011 Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the "2013 Plan"), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. As of March 31, 2016, 0 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company's board of directors adopted the 2015 Stock Option Plan (the "2015 Plan"), to be effective on May 22, 2015.  Effective August 3, 2015, and as disclosed in the Company's Information Statement on Schedule 14C, the Company's majority shareholders ratified the adoption of the 2015 Plan.  The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2015 Plan to any individual during any calendar year shall be 100,000 shares. As of March 31, 2016, 819,000 shares were remaining under the 2015 Plan for future issuance.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the three months ended March 31, 2016 and 2015:

	March 31,	March 31,
Assumptions:	2016	2015
Expected term (years)	6.8	6.25
Expected volatility	66%	63%
Risk-free interest rate	.01% - 2.07%	.01% - 2.07%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

The Company recorded $17,573 and $13,734 stock option expense for the three months ended March 31, 2016 and March 31, 2015 respectively. The $17,573 non-cash stock option expense for the three months ended March 31, 2016 has been recognized as a component of general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

As of March 31, 2016 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $142,282 to be recognized through March 2020.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The grant date weighted average for fair values of options granted in 2016 is $ 0.695 per option.  The intrinsic value as of March 31, 2016 was $0.

A summary of the Company's stock option activity during the three months ended March 31, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2015	1,701,000	$0.34	6.8	$337,984
Granted	146,000	0.70	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, March 31, 2016	1,847,000	$0.37	6.9	337,984
Exercisable at March 31, 2016	1,137,000	$0.24	5.7	$305,987

Summarized information with respect to options outstanding under the three option plans at March 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	1.9	$0.05	720,000	$0.09
0.25 - 0.49	351,000	1.3	$0.05	207,000	$0.05
0.50 - 0.78	776,000	3.7	$0.27	210,000	$0.10
	1,847,000	6.9	$0.37	1,137,000	$0.24

NOTE 10 – CONCENTRATIONS

The Company has historically purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During the three months ended March 31, 2016, purchases from Citizens accounted for 33% and purchases from Bulova accounted for 23%, of the total products purchased as compared to 39% and 30%, respectively for the three months ended March 31, 2015. Although we continue to add additional product vendors and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

The Company sells many of its products through various e-commerce distribution portals, which include Amazon and eBay. During the three months ended March 31, 2016, these two distributor portals accounted for 70% and 4%, respectively of our total revenue as compared to 75% and 4% respectively for the three months ended March 31, 2015. Although our direct product sales have increased to 10% of total product revenue for the three months ended March 31, 2016 as compared to 6% for the three months ended March 31, 2015, due to the high concentration and reliance on these two e-commerce distributor portals, the loss of a working relationship with either of these two distributor portals could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The Company obtained approximately 28% of its advertising revenue for the three months ended March 31, 2016 from Google AdSense, a third-party provider, as compared to 44% for the three months ended March 31, 2015.  Paid listings are priced on a price per click basis and when a user submits a search query and then clicks on a Google AdSense paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with the Company. The Company's remaining 72% of advertising revenue for the three months ended March 31, 2016 was from direct advertising and subscriptions as compared to 56% for the three months ended March 31, 2015.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2016 and December 31, 2015, respectively, the Company had cash balances above the FDIC insured limit of approximately $0 and $0 respectively. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the three months ended March 31, 2016 the Company's funding was provided by the sale of shares of the Company's common stock to a related party officer and director.

NOTE 11 – SUBSEQUENT EVENTS

On April 15, 2016 the Company issued 7,000 shares of our common stock valued at $4,690 to a consultant for services rendered.

On April 27, 2016 the Company raised capital of $100,000 through sale of 200,000 shares of its Common Stock to a principal shareholder in a private transaction.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a media holding company for online assets primarily targeted to the military and public safety sectors. We own and manage websites, which are customized to provide our niche users, including active duty, reserve and retired military, law enforcement, and fire fighters with information and news that may be of interest to them. We generate revenues from two segments, product sales and services.  Services consists of advertising revenue and subscriptions. Within our product sales segment, we generate product sales revenue through e-commerce distributors portals such as Amazon and eBay, and direct sales though proprietary websites and a retail location.  The following graph provides historical quarterly total revenue in the respective periods presented:

Quarterly Total Revenue

Key First Quarter 2016 highlights include:

•

total revenue of $424,415 and revenue growth of 37% in 2016 as compared to 2015;

•

services revenue growth of 58% quarter over quarter;

•

product sales revenue growth of 33% quarter over quarter;

•

acquired two new web properties; and

•

raised $450,000 in new capital.

Many of these increases are being powered by website traffic increases of 71% for the first quarter of 2016 compared to the first quarter of 2015 as a result of organic growth and acquisitions.  The following graph provides information on the annual traffic to our proprietary websites over the respective quarterly periods presented:

Quarterly Website Traffic (Visits)

We expect 2016 will be a transitional year for our company as we invest in the infra structure required to create more content, website traffic and expand our ability to sell our advertising inventory.  Historically, a majority of our revenues have come from product sales.  As a result of the consistent increase in both the overall site traffic as well as unique visitors to our websites, we believe our company has reached sufficient critical mass to begin the multi-year transition to a media company that generates most of its revenue from the sales of advertising on its websites.  We believe that this natural evolution of our model will permit us to concentrate our efforts on growing our highest profit opportunities through the leverage of our website portfolios and growing Internet audience. To begin implementing the next segment of our business model, during the fourth quarter of 2015 we began a rebranding of our company which included a name change to "Bright Mountain Media, Inc."  We have also recently begun hiring sales representatives to begin selling our advertising inventory to select, targeted brands and advertisers.  Subject to the availability of additional capital, we expect to begin adding more content staff including writers, graphic designers, videographers and social media personnel, as well as former military and public safety individuals to create additional content for our websites.  We believe these steps will help drive additional traffic to our websites which in turn will allow us to better leverage the highly targeted website traffic on our web properties and increase the advertising revenues we generate.  There will be a time lag between the increase in expenses and the increase in advertising revenue, which is a component of revenue from services.

A key component of our growth also remains our acquisition strategy.  We remain committed to expanding our portfolio of web properties in 2016 and beyond with additional acquisitions that fit strategically into our business objectives. So far in 2016, we have acquired www.warisboring.com and www.sargeslist.com.  Our ability to continue our acquisition strategy, however, is dependent on our ability to raise additional working capital, both to fund the costs of the transactions as well as the integration and expansion of the acquired companies and web properties.  During the first quarter of 2016 we also entered into a publishing distribution agreement with A Medium Corporation for www.warisboring.com content which was migrated to the Medium platform.   We anticipate an increase in advertising revenue for the warisboring content from this relationship beginning in the third quarter 2016.

While we continue to increase our revenues, we reported a net loss of $648,957 for the first quarter of 2016.  During the three months ended March 31, 2016 our average total monthly operating overhead was approximately $262,238 of which, approximately $217,000 was cash operating overhead.  As we continue to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate and we are not able at this time to quantify the amount of this expected increase.

We do not anticipate that we will generate sufficient revenue to fund our operations for the next 12 months.  As a result, we will need to raise additional working capital to fund our ongoing operations as well as to provide additional funds for the further evolution of our business.  During three months ended March 31, 2016 we raised $450,000 in capital through the sale of equity and debt securities to a related party.  We presently estimate we will need to raise at least $2,000,000 to satisfy our working capital needs for the next 12 months.  We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Going Concern

For the first quarter of 2016, we reported a net loss of $648,957, cash used in operating activities of $515,409 and we had an accumulated deficit of $6,806,712 at March 31, 2016.  The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2015 and 2014 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

	First Quarter 2016	First Quarter 2015	% Change
Product sales	$347,779	$261,724	32.9%
Revenues from services	76,636	48,359	58.4%
Total revenues	$424,415	$310,083	36.8%
Cost of sales - products	270,535	188,110
Cost of sales - products as a percentage of product sales	77.8%	71.9%	(8.2)%
Gross profit	$153,880	$121,973	26.2%
Selling, general and administrative expenses	786,714	455,742	72.6%
(Loss) from operations	$(632,834)	$(333,769)	89.6%

Revenue

The increase in both our product sales and revenues from services reflects the impact of increased visitor traffic as a result of additional websites acquired during 2015 and organic growth from cross traffic to our full family of sites.

Cost of sales: We recognize cost of sales related to our product sales segment. The increase in cost of sales as a percentage of revenue for product sales, is primarily attributed to the discounted sale price for discontinued products from one vendor, which reduced our gross profit margin.  We continue to expanded our product lines and strengthen our purchasing power to minimize the negative effect of selling discontinued products. We do not incur any cost of sales related to our revenues for services segment.

Selling, general and administrative expenses: The increase in total selling, general and administrative expenses for the three months ended March 31, 2016 as compared to the same period 2015 can be attributed to ongoing expansion of our business and our need to add employees to manage our growth. Material components of the 73% quarter over quarter increase in selling, general and administrative expenses in the first quarter of 2016 as compared to the first quarter of 2015 included payroll and medical expense, which increased 79%; rent expense, which increased 57%; consulting fees associated with our websites increased 85%; website hosting, development, content and related expenses increased by 165% primarily as a result of the Company’s acquisition on January 2, 2016 for warisboring.com; and our legal fees increased by 196%, of which increase, 99% was non-cash and paid in common stock.  These increases were offset by decreases in insurance expense, which decreased by 9; and advertising and marketing expense, which decreased by 15%.  The cash portion of our selling, general and administrative expense was $650,708 for the three months ended March 31, 2016 as compared to $398,037 for the same period in 2015.  The cash portion of our selling, general and administrative expenses for the three months ended March 31, 2016 were 152% of our total revenues as compared to 128% in the same period 2015.   Included in our selling, general and administrative expenses are certain non-cash expenses, including stock compensation expense, depreciation expense, and amortization expense.  These non-cash items totaled $136,006 for the three months ended March 31, 2016 and $57,705 for the same period in 2015.

Non-GAAP Measure

We report Adjusted net (loss) to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity based compensation. We use Adjusted EBITDA to measure our operations by excluding interest and certain additional non-cash expenses.  These measures are one of the primary metrics by which we evaluate the performance of our business, on which our internal budgets are based. We believe the presentation of Adjusted net (loss) and Adjusted EBITDA enhances our investors' overall understanding of the financial performance of our business.

We believe that investors have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.

We believe these measures are useful for analysts and investors as the measures allows a more meaningful year-to-year comparison of our performance.  The above items are excluded from the Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income/loss generated from our business. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses.

The following is an unaudited reconciliation of net (loss) to Adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended March 31,
(unaudited)	2016	2015
Net (loss)	$(648,957)	$(334,206)
plus:
Stock compensation expense	17,573	13,734
Stock issued for services	44,480	300
Adjusted net (loss):	$(586,904)	$(320,172)
Depreciation expense	3,334	3,336
Amortization expense	62,843	40,335
Amortization on debt discount	7,777	—
Interest expense	8,350	445
Adjusted EBITDA:	$(504,600)	$(276,056)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2016 we had $198,622 in cash and cash equivalents and working capital of $942,697, as compared to cash and cash equivalents of $416,187 in cash and cash equivalents and working capital of $1,246,265 at December 31, 2015. Our principal sources of operating capital have been equity and debt financings from related parties. During the three months ended March 31, 2016 we continued to use our working capital to purchase additional websites as well as to fund our operating expenses. During the three months ended March 31, 2016, we purchased two websites for an aggregate amount of $265,000 of which $115,000 was paid in cash and the balance of $150,000, is payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019.

Cash flows

Net cash flows used in operating activities was $515,409 for the three months ended March 31, 2016 as compared to $420,913 used in operating activities for the same period in 2015. In the three months ended March 31, 2016 we used cash primarily to fund our net loss of $648,957.

Net cash flows used in investing activities was $125,122 for the three months ended March 31, 2016 as compared to $59,338 used in investing activities for the same period in 2016 due to the purchase of fixed assets, the cash acquisition costs associated with the purchase of two websites in the three months ended March 31, 2016, and cash payment obligations related to a website acquired in 2015.

Net cash flows provided from financing activities was $422,966 for the three months ended March 31, 2016 as compared to $327,177 for the same period in 2014. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2015.  A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 29, 2016 we sold 300,000 shares of our common stock to a related party founder and CEO at a purchase price of $0.50 per share in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D.  The purchaser is an accredited investor.  We are using the proceeds for general working capital.

On April 15, 2016 the Company issued 7,000 shares of our common stock valued at $4,690 to a consultant for services rendered.  The recipient had access to business and financial information on our company and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

On April 27, 2016 we sold 200,000 shares of our common stock to a related party founder and CEO at a purchase price of $0.50 per share in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation D.  The purchaser is an accredited investor.  We are using the proceeds for general working capital.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

In April 2016 we entered into an Agreement with A Medium Company ("Medium") pursuant to which we migrated the content of our warisboring.com website to the Medium platform.  We retained all intellectual property rights over the content, granting Medium a limited license, and website, and the nature and topics appearing on the website are in our sole discretion.  We also retained the rights to monetize the website, and agreed to pay Medium a percentage of revenue we derive from paid content.  In addition, Medium will pay us a percentage of revenue it derives from all sources from the content with a minimum annual guarantee.

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

BRIGHT MOUNTAIN MEDIA, INC.

May 11, 2016	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

May 11, 2016	By:	/s/ Annette Casacci
Annette Casacci, Chief Financial Officer