Form 10-Q
period 2016-06-30
Bright Mountain Media, Inc.
filed 2016-08-15
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

As of August 12, 2016 the issuer had 37,588,421 shares of its common stock outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation formerly known as Bright Mountain Acquisition Corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2016” refers to the three months ended June 30, 2016, “second quarter of 2015” refers to the three months ended June 30, 2015, “2016” refers to the year ending December 31, 2016 and “2015” refers to the year ended December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia. com is not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash	$116,489	$416,187
Accounts Receivable	39,147	42,449
Prepaid Costs and Expenses	57,868	109,927
Inventories	1,015,932	1,053,890
Total Current Assets	1,229,436	1,622,453
Fixed Assets, net	50,247	51,305
Website Acquisition Assets, net	738,596	630,286
Other Assets	15,080	15,547
Total Assets	$2,033,359	$2,319,591
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$325,151	$323,782
Premium Finance Loan Payable	1,069	52,406
Total Current Liabilities	326,220	376,188
Long Term Debt to Related Parties, net	285,806	122,260
Total Liabilities	612,026	498,448

Commitments and contingencies (Note 7)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 5,200,000 issued and 5,200,000 outstanding respectively
Series A, 2,000,000 shares designated, 1,900,000 and 1,900,000 shares issued and outstanding	19,000	19,000
Series B, 1,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding	10,000	10,000
Series C, 2,000,000 shares designated, 1,800,000 and 1,800,000 shares issued and outstanding	18,000	18,000
Series D, 2,000,000 shares designated, 500,000 and 500,000 shares issued and outstanding	5,000	5,000
Common stock, par value $.01, 324,000,000 shares authorized, 37,464,821 issued and outstanding at June 30, 2016, and 35,885,059 issued and outstanding at December 31, 2015, respectively.	374,648	358,850
Additional paid-in-capital	8,333,304	7,568,048
Accumulated Deficit	(7,338,619)	(6,157,755)
Total shareholders’ equity	1,421,333	1,821,143
Total liabilities and shareholders’ equity	$2,033,359	$2,319,591

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Product Sales	$336,042	$323,848	$683,821	$585,572
Revenues from Services	123,128	48,099	199,764	96,458
Total Revenue	459,170	371,947	883,585	682,030
Cost of sales – Products	236,986	271,809	507,521	459,919
Gross profit	222,184	100,138	376,064	222,111

Selling, general and administrative expenses	732,339	487,473	1,519,053	943,215

Loss from operations	(510,155)	(387,335)	(1,142,989)	(721,104)

Other income (expense)
Interest income	6	5	10	13
Interest expense	(21,758)	(446)	(37,885)	(891)
Total other income (expense), net	(21,752)	(441)	(37,875)	(878)
Net loss before taxes	(531,907)	(387,776)	(1,180,864)	(721,982)
Income taxes	—	—	—	—

Net Loss	(531,907)	(387,776)	(1,180,864)	(721,982)

Preferred stock dividends
Series A, Series B, Series C & Series D preferred	110,197	72,642	218,186	145,458
Total preferred stock dividends	110,197	72,642	218,186	145,458
Net loss attributable to common shareholders	$(642,104)	$(460,418)	$(1,399,050)	$(867,440)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding – Basic and diluted	37,377,483	39,046,279	36,927,554	36,285,718

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

 (formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2016

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance -December 31, 2015	5,200,000	$52,000	35,885,059	$358,850	$7,568,048	$(6,157,755)	$1,821,143
Common stock issued for services ($.695/share)			64,000	640	43,840		44,480
Common stock issued for services ($.67/share)			7,000	70	4,620		4,690
Common stock issued for services ($.75/share)			3,600	36	2,664		2,700
Common stock issued for services ($.85/share)			3,600	36	3,024		3,060
Sale of common stock for cash ($.50/share) pursuant to Subscription Agreement			1,000,000	10,000	490,000		500,000
Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements			181,699	1,817	(1,817)		—
Common stock issued for 10% dividend payment pursuant to Series B preferred stock Subscription Agreements			100,000	1,000	(1,000)		—
Common stock issued for 10% dividend payment pursuant to Series C preferred stock Subscription Agreements			180,000	1,800	(1,800)		—
Common stock issued for 10% dividend payment pursuant to Series D preferred stock Subscription Agreements			39,863	399	(399)		—
Stock option compensation expense					77,124		77,124
Beneficial Conversion					149,000		149,000
Net loss for the six months ended June 30, 2016						(1,180,864)	(1,180,864)
Balance – June 30, 2016	5,200,000	$52,000	37,464,821	$374,648	$8,333,304	$(7,338,619)	$1,421,333

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net Loss	$(1,180,864)	$(721,982)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	6,679	6,757
Amortization of Debt Discount	18,715	—
Amortization	124,425	86,136
Stock option compensation expense	77,124	29,124
Common stock issued for services	54,930	37,350
Changes in operating assets and liabilities:
Accounts Receivable	3,302	(9,207)
Inventory	37,958	(219,795)
Prepaid costs and expenses	52,059	23,908
Other assets	467	(467)
Accounts payable	(106,298)	(17,181)
Net cash used in operating activities	(911,503)	(785,357)

Cash flows from investing activities:
Purchase of fixed assets	(5,621)	(7,272)
Purchase of websites	(131,237)	(153,000)
Net cash used in investing activities	(136,858)	(160,272)

Cash flows from financing activities:
Sale of common stock	500,000	290,000
Sale of Preferred stock		400,000
Payments on premium finance loan	(51,337)	(45,237)
Long term Debt – Loan from Related Parties	300,000	—
Net cash provided by financing activities	748,663	644,763

Net decrease in cash	(299,698)	(300,866)
Cash at beginning of period	416,187	590,236
Cash at end of period	$116,489	$289,370

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$13,714	$890
Income Taxes	$—	$—

Non-Cash Investing and financing activities
Common stock issued for purchase of websites	—	$262,500
Premium finance loan payable recorded as prepaid	$38,060	$—
Payable for purchase of website	$150,000	$—

During the six months ended June 30, 2016, the Company recorded a beneficial conversion for debt discount to additional paid-in-capital of $149,000.

During the six months ended June 30, 2016, the Company issued 501,562 shares of its common stock as dividends to the holders of its Series A, Series B, Series C, and Series D Stock only.

During the six months ended June 30, 2016, the Company recorded $32,732 of discount related to the present value of the future monthly payments associated with the acquisition of warisboring.com

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Bright Mountain Media, Inc., formerly known as Bright Mountain Acquisition Corporation, is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011.  Its wholly owned subsidiary, Bright Watches, LLC was formed as Florida limited liability company in December 2015.  On September 25, 2013 Five Peaks, LLC filed Articles of Amendment to the Articles of Organization with the State of Florida to amend its entity name to The Bright Insurance Agency, LLC.  When used herein, the terms “BMTM,” the “Company,” “we,” “us,” “our” or “Bright Mountain” refers to Bright Mountain Media, Inc. and its subsidiaries.

The Company is a media holding company of online assets.  We sell various products through our proprietary websites and retail location, and through third party e-commerce distributor portals.  Our websites provide content designed to attract and retain targeted Internet audiences.  We generate revenues from two segments, product sales and services.  Services consist of advertising revenue and subscription revenue.  Our advertising revenue is generated primarily through the display of paid listings as well as display advertisements appearing on our websites.

The Company obtained approximately 23% and 25% of its revenue from services for the three and six month periods ended June 30, 2016 from a third-party provider, namely Google AdSence. Paid listings are priced on a price per click basis and when a user submits a search query and then clicks on a Google AdSence paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with the Company. The Company's remaining 77% and 75% of revenue for the same periods from services was from other third-party providers, direct advertising, and subscriptions.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the six months ended June 30, 2016, and the consolidated financial position as of June 30, 2016 have been made. The results of operations for such interim period are not necessarily indicative of the operating results expected for the full year.

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

JUNE 30, 2016

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

We adopted accounting guidance for financial and non-financial assets and liabilities in accordance with ASC 820 “Fair Value Measurements and Disclosures.”  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

JUNE 30, 2016

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

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market using the first in, first out (FIFO) method. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605, “Revenue Recognition.”  Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist; delivery of product has occurred; the sales price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company has several revenue streams generated directly from its website and specific revenue recognition criteria for each revenue stream is as follows:

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

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments.”  Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products included in inventories. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

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

JUNE 30, 2016

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

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of seven years for office furniture and equipment, and five years for computer equipment. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold of $500 are expensed as incurred.

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

As of June 30, 2016 and 2015, all website development costs have been expensed.

Amortization and Impairment of Long-Lived Assets

Amortization and impairment of long-lived assets are non-cash expenses relating primarily to website acquisitions. The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash amortization loss is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended June 30, 2016 and June 30, 2015, non-cash amortization expense was $61,582 and $45,801, respectively.  For the six months ended June 30, 2016 and June 30, 2015, non-cash amortization expense was $124,425 and $86,136, respectively.  For the three and six months ended June 30, 2016 and June 30, 2015, non-cash impairment expense was $0 and $0 respectively.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718 “Compensation – Stock Compensation.” ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.”  The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. For the three months ended June 30, and June 30, 2015, non-cash stock-based stock option compensation expense was $59,551 and $15,390 respectively.  Non-cash stock option compensation expense for the six months ended June 30, 2016 and June 30, 2015 was $77,124 and $29,124 respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the six months ended June 30, 2016 and June 30, 2015, advertising, marketing and promotion expense was $12,106 and $14,537, respectively.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The Company follows the provisions of ASC 740-10 “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of June 30, 2016, tax years 2015, 2014, and 2013 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10 “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of June 30, 2016 and June 30, 2015 there were approximately 1,847,000 and 1,605,000 common stock equivalent shares outstanding as stock options, respectively and 5,200,000 and 5,200,000 common stock equivalents from the conversion of preferred stock, respectively and 1,000,000 and 0 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 280-10. The Company's two segments are product sales and services as of June 30, 2016. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,180,864 and used cash in operating activities of $911,503 for the six months ended June 30, 2016. The Company had an accumulated deficit of $7,338,619 at June 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

Management plans to continue to raise additional capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACQUISITIONS

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2015, on January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000.  The purchase price consisted of a cash payment of $100,000 made at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019.  The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of discount of $32,732.  The present value was calculated at a discount rate of 12% (which is the Company’s most recent borrowing rate) using the estimated future revenues from the website to estimate the payment dates.  The estimated future revenues from the website were based on the average historical monthly revenues from the website prior to the Company’s acquisition.  During the six months ending June 30, 2016, the Company amortized $5,456 of this discount.  The acquisition was accounted following ASC 805 “Business Combinations.”  Under the purchase method of accounting, the transaction was valued for accounting purposes at $217,268, which was the discounted fair value of warisboring.com.  The Company has initially determined there was only two amortizable intangible assets.  The acquisition date estimated discounted fair value of the consideration transferred consisted of the following:

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

	Three months ended June 30, 2015	Six months ended June 30, 2015
Total revenue	$476,497	$884,130
Net loss	(336,696)	(642,822)
Basic and diluted net loss per common share	$(0.01)	$(0.02)

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

At June 30, 2016 and December 31, 2015, website acquisition assets consisted of the following:

	June 30,	December 31,
	2016	2015
Website Acquisition Assets	$1,287,179	$1,054,444
Less: Accumulated Amortization	(453,336)	(328,911)
Less: Impairment Loss	(95,247)	(95,247)
Website Acquisition Assets, net	$738,596	$630,286

Non-cash amortization expense for the three and six month periods ending June 30, 2016 and June 30, 2015 totaled $61,582 and $124,425, respectively, and $45,801 and $86,136, respectively.

NOTE 4 – INVENTORIES

At June 30, 2016 and December 31, 2015 inventories consisted of the following:

	June 30,	December 31,
	2016	2015
Product Inventory: Clocks and Watches	$969,565	$1,017,220
Product Inventory: Other Inventory	46,367	36,670
Total Inventory Balance	$1,015,932	$1,053,890

NOTE 5 – SEGMENT INFORMATION

The Company has two identifiable segments as of June 30, 2016; products and services. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

The following information represents segment activity for the three and six month periods ended June 30, 2016.  Comparable information is presented for the respective periods in 2015:

	For the three months ended June 30, 2016			For the six months ended June 30, 2016
	Products	Services	Total	Products	Services	Total
Revenues	$336,042	$123,128	$459,170	$683,821	$199,764	$883,585
Amortization	$—	$61,582	$61,582	$—	$124,425	$124,425
Depreciation	$2,176	$1,169	$3,345	$4,888	$1,791	$6,679
Loss from operations	$(267,198)	$(242,957)	$(510,155)	$(680,802)	$(462,187)	$(1,142,989)
Segment Assets	$1,203,841	$829,518	$2,033,359	$1,203,841	$829,518	$2,033,359

	For the three months ended			For the six months ended
	June 30, 2015			June 30, 2015
	Products	Services	Total	Products	Services	Total
Revenues	$323,848	$48,099	$371,947	$585,572	$96,458	$682,030
Amortization	$—	$45,801	$45,801	$—	$86,136	$86,136
Depreciation	$2,979	$442	$3,421	$5,795	$962	$6,757
Loss from operations	$(286,424)	$(100,911)	$(387,335)	$(522,400)	$(198,704)	$(721,104)
Segment Assets	$1,381,335	$828,209	$2,209,544	$1,381,335	$828,209	$2,209,544

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The following information represents further detail on segment revenues for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenue:
Direct Product Sales	$29,236	$24,607	$60,176	$40,757
Distributor Product Sales	$306,806	$299,241	$623,645	$544,815
Services	$123,128	$48,099	$199,764	$96,458
Total Revenue	$459,170	$371,947	$883,585	$682,030

NOTE 6 –LONG TERM DEBT TO RELATED PARTIES

Beneficial Conversion Feature

As previously disclosed in our Annual Report on Form 10-K for the year ending December 31, 2015, on December 22 and 29, 2015, the Company issued 12% convertible notes that have conversion prices that create a beneficial conversion. The notes mature on December 22 and 29, 2020 respectively.  These notes are convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.  During the year ending 2015, the Company recognized a debt discount of $78,000 and amortized $260.  During the three and six months ending June 30, 2016, the Company amortized $3,943 and $7,887 respectively of debt discount.

On February 9, 2016, the Company issued 12% convertible notes that have conversion prices that create a beneficial conversion. This note matures on February 9, 2021.  These notes are convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.  During the six months ended June 30, 2016, the Company recognized a debt discount of $39,000.  During the three and six months ended June 30, 2016, the Company amortized $1,972 and $3,077 respectively of debt discount.

On May 19, 2016, the Company issued 12% convertible notes that have conversion prices that create a beneficial conversion. This note matures on May 19, 2021.  These notes are convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.  During the six months ended June 30, 2016, the Company recognized a debt discount of $50,000.  During the three and six months ended June 30, 2016, the Company amortized $1,167 and $1,167 respectively of debt discount.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

On June 10, 2016, the Company issued 12% convertible notes that have conversion prices that create a beneficial conversion. This note matures on June 10, 2021.  These notes are convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.  During the six months ended June 30, 2016, the Company recognized a debt discount of $25,000.  During the three and six months ended June 30, 2016, the Company amortized $278 and $278 respectively of debt discount.

On June 25, 2016, the Company issued 12% convertible notes that have conversion prices that create a beneficial conversion. This note matures on June 25, 2021.  These notes are convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.  During the six months ended June 30, 2016, the Company recognized a debt discount of $35,000.  During the three and six months ended June 30, 2016, the Company amortized $136 and $136 respectively of debt discount.

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

Rent expense for the six months ended June 30, 2016 and 2015 was $80,732 and $48,273 respectively.

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the six months ended June 30, 2016 and June 30, 2015, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

During the six months ended June 30, 2016 and June 30, 2015 the Company entered into agreements with third parties related to websites acquired during the respective periods as further discussed in Note 3. Future anticipated contractual minimum payments under these agreements total approximately $78,000 for 2016, $93,000 for 2017, and $55,000 for 2018.  Future contingent milestone payments under these agreements total approximately $20,000 for the three months ended June 30, 2016.

Total payments for the six months ended June 30, 2016 and June 30, 2015 were $88,000 and $58,363 respectively.

On January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000.  The purchase price consisted of a cash payment of $100,000 at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019.  The balance of the purchase price is recorded in Current Liabilities as of June 30, 2016.

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

The Chief Executive Officer's base annual salary was increased to $77,500 in January, 2015, $96,000 in July 2015, and to $125,000 effective October 1, 2015 upon recommendation of the Compensation Committee of the board of directors.  Effective May 16, 2016 the Chief Executive Officer’s base salary was voluntarily decreased to $95,000 as part of a Company expense reduction initiative.

The agreement will terminate upon the Chief Executive Officer's death or disability. In the event of a termination upon his death, the Company is obligated to pay his beneficiary or estate an amount equal to one year base salary plus any earned bonus at the time of his death. In the event the agreement is terminated as a result of his disability, as defined in the agreement, he is entitled to continue to receive his base salary for a period of one year. The Company is also entitled to terminate the agreement either with or without cause, and the Chief Executive Officer is entitled to voluntarily terminate the agreement upon one year's notice to the Company. In the event of a termination by the Company for cause, as defined in the agreement, or voluntarily by the Chief Executive Officer, the Company is obligated to pay him the base salary through the date of termination. In the event the Company terminates the agreement without cause, the Company is obligated to give him one years' notice of the Company's intent to terminate and, at the end of the one year period, pay an amount equal to two times his annual base salary together with any bonuses which may have been earned as of the date of termination. A constructive termination of the agreement will also occur if the Company materially breaches any term of the agreement or if a successor company to Bright Mountain Media, Inc. fails to assume the Company's obligations under the employment agreement. In that event, the Chief Executive Officer will be entitled to the same compensation as if the Company terminated the agreement without cause.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 8 – RELATED PARTIES

During the year ended December 31, 2015 the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $100,000 with a maturity date of December 22, 2020 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on January 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During the three and six-month periods ended June 30, 2016, Company amortized $1,971 and $3,943, respectively, related to this convertible note. During the three and six-month periods ended June 30, 2016, the Company recognized interest expense of $3,033 and $6,066, respectively, related to this convertible note.

During the year ended December 31, 2015 the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party.  The note issued was for an amount of $100,000 with a maturity date of December 28, 2020 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on January 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During the three and six-month periods ended June 30, 2016, Company amortized $1,971 and $3,943, respectively, related to this convertible note.  During the three and six-month periods ended June 30, 2016, the Company recognized interest expense of $3,033 and $6,066, respectively, related to this convertible note.

During the six months ended June 30, 2016, the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $100,000 with a maturity date of February 9, 2021 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on March 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During the three and six-month periods ended June 30, 2016, the Company recognized a discount of $39,000 and amortized $1,972 and $3,077, respectively, related to this convertible note. During the three and six-month periods ended June 30, 2016, the Company recognized interest expense of $3,033 and $4,733, respectively, related to this convertible note.

During the six months ended June 30, 2016, the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $100,000 with a maturity date of May 19, 2021 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on June 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During the six months ended June 3 2016, the Company recognized a discount of $50,000 and amortized $1,167 related to this convertible note. During the six months ended June 30, 2016, the Company recognized interest expense of $1,400 related to this convertible note.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

During the six months ended June 30, 2016, the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $50,000 with a maturity date of June 10, 2021 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on July 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During the six months ended June 3 2016, the Company recognized a discount of $25,000 and amortized $278 related to this convertible note. During the six months ended June 30, 2016, the Company recognized interest expense of $333 related to this convertible note.

During the six months ended June 30, 2016, the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $50,000 with a maturity date of June 23, 2021 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on July 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During the six months ended June 3 2016, the Company recognized a discount of $35,000 and amortized $136 related to this convertible note. During the six months ended June 30, 2016, the Company recognized interest expense of $117 related to this convertible note.

During the six months ended June 30, 2016, a related party founder purchased 1,000,000 shares of the Company’s common stock for $500,000.

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series A Convertible Preferred Stock (“Series A Stock”) and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 181,699 shares of common stock dividends owed and payable to the Series A Stockholders of record as dividends on the Series A Stock. On January 10, 2016, the Company issued 181,699 shares of common stock due Series A Stockholders.  As of June 30, 2016, there were 89,275 shares of common stock dividends accrued but not earned until the tenth business day of January 2017 to the Series A Stockholders as dividends on the Series A Stock.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock (“Series B Stock”) and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series B Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of common stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 100,000 shares of common stock owed and payable to the Series B Stockholders as dividends on the Series B Stock. On January 10, 2016, the Company issued 100,000 shares of common stock due Series B Stockholder.  As of June 30, 2016, there were 46,987 shares of common stock accrued but not earned until the tenth business day of January 2017 to the Series B Stockholder as dividends on the Series B Stock.

At a meeting of the Board of Directors, held on September 22, 2014, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series C Convertible Preferred Stock (“Series C Stock”) and authorized the issuance of the Series C Stock. Holders of the Series C Stock shall be entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series C Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series C Stock may convert all or part of the Series C Stock into shares of common stock on a share for share basis. Series C Stock shall rank superior to all common stock upon liquidation. Each share of Series C Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 180,000 shares of common stock owed and payable to the Series C Stockholders as dividends on the Series C Stock.  On January 10, 2016, the Company issued 180,000 shares of common stock due Series C Stockholder.  As of June 30, 2016, there were 84,576 shares of common stock accrued but not earned until the tenth business day of January 2017 to the Series C Stockholders as dividends on the Series C Stock.

At a meeting of the Board of Directors, held on March 20, 2015, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series D Convertible Preferred Stock (“Series D Stock”) and authorized the issuance of the Series D Stock. Holders of the Series D Stock shall be entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series D Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series D Stock may convert all or part of the Series D Stock into shares of common stock on a share for share basis. Series D Stock shall rank superior to all common stock upon liquidation. Each share of Series D Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 39,863 shares of common stock owed and payable to the Series D Stockholders as dividends on the Series D Stock.  On January 10, 2016, the Company issued 39,863 shares of common stock due Series D Stockholder.  As of June 30, 2016, there were 23,493 shares of common stock accrued but not earned until the tenth business day of January 2017 to the Series D Stockholders as dividends on the Series D Stock.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

On April 15, 2016, the Company issued to a consultant 7,000 shares of its common stock at $0.67 per share, or $4,690, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On May 16, 2016, the Company issued to a consultant 3,600 shares of its common stock at $0.75 per share, or $2,700, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On June 20, 2016, the Company issued to a consultant 3,600 shares of its common stock at $0.85 per share, or $3,060, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

B)

Stock issued for dividends

During the six months ended June 30, 2016, the Company issued 501,562 shares of its common stock as dividends to the holders of its Series A, Series B, Series C, and Series D Stock only.  Holders of the Series A, Series B, Series C, and Series D Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each ten shares of Series A, Series B, Series C, or Series D Stock payable on the tenth business day of January commencing in 2017.

C)

Stock issued for cash

During the six months ended June 30, 2016, the Company raised additional capital through issuance of common stock pursuant to a private placement whereby $500,000 in capital was raised through the sale of 1,000,000 shares of common stock at $0.50 per share to our chief executive officer.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

The Company accounts for stock option compensation issued to employees for services in accordance with ASC Topic 718, “Compensation – Stock Compensation”. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.” The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

Stock options issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option, whichever is more reliably measurable in accordance with ASC 505 “Equity” and ASC 718, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011.  The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. As of June 30, 2016, 0 shares were remaining under the 2011 Plan for future issuance.

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. As of June 30, 2016, 0 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company's board of directors adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015.  Effective August 3, 2015, and as disclosed in the Company's Information Statement on Schedule 14C, the Company's majority shareholders ratified the adoption of the 2015 Plan.  The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2015 Plan to any individual during any calendar year shall be 100,000 shares. As of June 30, 2016, 551,000 shares were remaining under the 2015 Plan for future issuance.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the six months ended June 30, 2016 and 2015:

	June 30,	June 30,
Assumptions:	2016	2015
Expected term (years)	6.8	6.25
Expected volatility	66%	63%
Risk-free interest rate	.01% - 2.07%	.38%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The Company recorded $59,551 and $15,390 stock option expense for the three months ended June 30, 2016 and June 30, 2015, respectively. The Company recorded $77,124 and $29,124 stock option expense for the six months ended June 30, 2016 and June 30, 2015, respectively.  The $77,124 non-cash stock option expense for the six months ended June 30, 2016 has been recognized as a component of general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

As of June 30, 2016 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $82,731 to be recognized through June 2020.

The grant date weighted average for fair values of options granted in 2016 is $ 0.695 per option.  The intrinsic value as of June 30, 2016 was $22,630.

A summary of the Company's stock option activity during the six months ended June 30, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2015	1,701,000	$0.34	6.6	$867,510
Granted	146,000	0.70	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, June 30, 2016	1,847,000	$0.37	6.6	867,510
Exercisable at June 30, 2016	1,327,000	$0.28	5.4	$756,390

Summarized information with respect to options outstanding under the three option plans at June 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	1.7	$0.05	720,000	$0.08
0.25 - 0.49	351,000	1.1	$0.05	297,000	$0.06
0.50 - 0.78	776,000	3.5	$0.27	310,000	$0.14
	1,847,000	2.3	$0.37	1,327,000	$0.09

NOTE 10 – CONCENTRATIONS

The Company has historically purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During the three months ended June 30, 2016, purchases from Citizens accounted for 44% and purchases from Bulova accounted for 15%, of the total products purchased as compared to 39% and 22%, respectively for the three months ended June 30, 2015. During the six months ended June 30, 2016, purchases from Citizens accounted for 39% and purchases from Bulova accounted for 17% of the total products purchases as compared to 39% and 29%, respectively for the six months ended June 30, 2015.  Although we continue to add additional product vendors and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The Company sells many of its products through various e-commerce distribution portals, which include Amazon and eBay. During the three months ended June 30, 2016, these two distributor portals accounted for 91% and 5%, respectively of our total revenue as compared to 78% and 2% respectively for the three months ended June 30, 2015.  During the six months ended June 30, 2016, these two distributor portals accounted for 91% and 5%, respectively of our total revenue. Although our direct product sales have increased to 4% of total product revenue for the three months ended June 30, 2016 as compared to 1% for the three months ended June 30, 2015, due to the high concentration and reliance on these two e-commerce distributor portals, the loss of a working relationship with either of these two distributor portals could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

The Company obtained approximately 23% of its advertising revenue for the three months ended June 30, 2016 from Google AdSense, a third-party provider, as compared to 57% for the three months ended June 30, 2015.  Paid listings are priced on a price per click basis and when a user submits a search query and then clicks on a Google AdSense paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with the Company. The Company's remaining 77% of advertising revenue for the three months ended June 30, 2016 was from direct advertising and subscriptions as compared to 43% for the three months ended June 30, 2015.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2016 and December 31, 2015, respectively, the Company had cash balances above the FDIC insured limit of approximately $0 and $0 respectively. At June 30, 2016, our accounts receivable included amounts due from Google AdSense, INFORM and Medium Corporation representing 19%, 19% and 12%, respectively, of total accounts receivable. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the six months ended June 30, 2016, the Company's funding was provided by the sale of shares of the Company's common stock to a related party officer and director.

NOTE 11 – SUBSEQUENT EVENTS

On July 7, 2016 and July 25, 2016, the Company issued two convertible notes in the amounts of $50,000 and $50,000, respectively. The notes were issued to a related party director and founder. The notes are convertible at $0.50 per share, bear interest at 12% per annum payable monthly in cash. The notes are convertible at a conversion price that creates a beneficial conversion, which will be recorded as a debt discount, which will be amortized to interest expense over the life of the notes.

On July 12, 2016, the Board of Directors granted 340,000 ten-year stock options under the 2015 Plan to five employees. The options vest over four years and are executable at $0.85 per share, the fair value on the date of grant.

On July 20, 2016, the Company issued a consulting firm 3,600 shares of our common stock for services provided. The shares were valued at $0.85 per share, the fair value on date of grant.

On August 10, 2016, the Company raised capital of $60,000 through the sale of 120,000 shares of common stock to chief executive officer in a private transaction.

On July 18, 2016, the Company entered into a five year lease agreement for retail space of 2,720 square feet. The lease has a five year term at an initial base rental of $43,438 per year, increasing 3% per year over the lease term. The facility will be used primarily for the increased storage and display space for the Company’s watch product lines.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and six month periods ended June 30, 2016 and 2015 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Quarterly Total Revenue

Key Second Quarter 2016 highlights include:

•

total revenue of $459,170 and revenue growth of 23% in the second quarter of 2016 as compared to the second quarter of 2015;

•

total revenue of $883,585 and revenue growth of 30% for the six months ended June 30, 2016 from the comparable period in 2015;

•

services revenue growth of 156% quarter over quarter for the second quarter;

•

services revenue growth of 107% period over period for the first six months of the year;

•

product sales revenue growth of 4% quarter over quarter for the second quarter;

•

product sales revenue growth of 17% period over period for the first six months of the year;

•

acquired two new web properties; and

•

raised $800,000 in new capital through the sale of equity and debt securities.

Many of these increases are being powered by website traffic increases of 53% for the first six months of 2016 compared to the first six months of 2015 as a result of organic growth and acquisitions.  The following graph provides information on the annual traffic to our proprietary websites over the respective quarterly periods presented:

Quarterly Website Traffic (Visits)

2016 is a transitional year for our company as we invest in the infra structure required to create more content, website traffic and expand our ability to sell our advertising inventory.  Historically, a majority of our revenues have come from product sales.  As a result of the consistent increase in both the overall site traffic as well as unique visitors to our websites, we believe our company has reached sufficient critical mass to begin the multi-year transition to a media company that generates most of its revenue from the sales of advertising on its websites.  We believe that this natural evolution of our model will permit us to concentrate our efforts on growing our highest profit opportunities through the leverage of our website portfolios and growing Internet audience. To begin implementing the next segment of our business model, during the fourth quarter of 2015 we began a rebranding of our company which included a name change to “Bright Mountain Media, Inc.”

Since inception we have chosen to be a provider of quality website content to our niche market through our content staff of writers and others which, in our opinion, has been the principle reason for the growth in our website traffic.  Following this offering we expect to begin adding more content staff including writers, graphic designers, videographers and social media personnel, as well as former military and public safety individuals to create additional content for our websites.  We believe these steps will help drive additional traffic to our websites which in turn will allow us to better leverage the highly targeted website traffic on our web properties and increase advertising revenues.

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

While we continue to increase our revenues, we reported a net loss of $531,907 for the second quarter of 2016 and a net loss of $1,180,864 for the first six months of 2016.  During the three months ended June 30, 2016 our average total monthly operating overhead was approximately $244,113 of which, approximately $150,155 was cash operating overhead.  As we continue to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate and we are not able at this time to quantify the amount of this expected increase.

We do not anticipate that we will generate sufficient revenue to fund our operations for the next 12 months.  As a result, we will need to raise additional working capital to fund our ongoing operations as well as to provide additional funds for the further evolution of our business.  During six months ended June 30, 2016 we raised $800,000 in capital through the sale of equity and debt securities to a related party.  We presently estimate we will need to raise significant additional capital to satisfy our working capital needs for the next 12 months.  We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Going Concern

For the six months ended June 30, 2016, we reported a net loss of $1,180,864, cash used in operating activities of $911,503 and we had an accumulated deficit of $7,338,619 at June 30, 2016.  The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2015 and 2014 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations for the three and six month periods ending June 30, 2016 compared to the three and six month periods ending June 30, 2015.

Results of operations

	Three Months Ended (unaudited)			Six Months Ended (unaudited)
	June 30, 2016	June 30 2015	% Increase	June 30 2016	June 30 2015	% Increase
Product sales	$336,042	$323,848	4%	$683,821	$585,572	17%
Revenues from services	123,128	48,099	156%	199,764	96,458	107%
Total revenues	459,170	371,947	23%	883,585	682,030	30%
Cost of sales – products	236,986	271,809	(13%)	507,521	459,919	10%
Cost of sales - products as a percentage of product sales	70.5%	83.9%	(16%)	74.2%	78.5%	(6%)
Gross profit	222,184	100,138	122%	376,064	222,111	69%
Selling, general and administrative expenses	732,339	487,473	50%	1,519,053	943,215	61%
(Loss) from operations	$(510,155)	$(387,335)	32%	$(1,142,989)	$(721,104)	59%

Revenue

Revenues increased in both our product sales as well as service revenues for both the three and six month periods ending June 30, 2016 over comparable periods of the prior year. The increase in product sales primarily reflects our increased effort in on-line marketing of our products directly through our owned websites as well as through third parties. This sharp increase in service revenues reflects the increase in visitor traffic to our previously existing websites as well as traffic from additional websites acquired in 2016 and 2015.

The Company currently owns 26 websites, two of which we actively manage. We intend to continue our concentration on increasing our website traffic through organic growth as well as our program of website acquisitions focused on our targeted market segment.

Cost of Sales

Cost of sales as a percentage of produce sales has declined for both the three and six month periods ending June 30, 2016 compared to the prior year. This decline was due in large part to larger discounts being offered on many of our watch products in 2015 that were not offered in 2016. These discounts were intended to liquidate slower moving items for a measured period, which was successful. We continue to expand our product lines and strengthen our purchasing power to minimize the negative effect of selling discontinued or slow moving products. We do not incur any cost of sales related to our service revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for both the three and six month periods ending June 30, 2016 over the comparable periods of the preceding year. This increase is both in amounts recognized as well as selling, general and administrative expenses as a percentage of revenues, totaling 159% and 172% for the three and six months ended June 30, 2016 compared to 131% and 138% for the comparable periods of the preceding year.

A significant portion of the increase between years is attributable to non-cash expenses recognized including amortization expense attributable to websites acquired of $61,582 and $124,425 for three and six month periods ending June 30, 2016 compared to $45,801 and $86,136 for the same periods in 2015. In addition, stock options compensation expense totaled $59,551 and $77,124 in 2016 compared to $15,390 and $29,124 in 2015, respectively. This increase in option compensation expense is expected to increase as we continue to attract qualified employees while minimizing, as much as possible, cash demands related to increased staffing. During the first quarter 2016 we increased staffing to support targeted growth with salaries and employee medical expenses increasing 79% and 71% for the three and six month periods ending June 30, 2016 compared to the same periods 2015. During the second quarter 2016, we implemented a partial staff reduction to reduce staffing and related costs. We expect, however, that we will increase our staffing levels during the later part of 2016 to support our expected growth.  Legal fees increased 196% and 22% in 2016 over the prior year which includes 41% paid in stock in 2016. Rent expense increased 67% and 87%, respectively, between periods reflecting expansion of our corporate offices.

Selling, general and administrative expenses are expected to continue to increase as we execute our planned growth strategy of increasing website visits both organically and through targeted acquisitions.

Non-GAAP financial measure

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

We believe these measures are useful for analysts and investors as the measures allows a more meaningful year-to-year comparison of our performance.  The items below are excluded from the Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income/loss generated from our business. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses.

The following is an unaudited reconciliation of net (loss) to Adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited)	2016	2015	2016	2015
Net (loss)	$(531,907)	$(387,776)	$(1,180,864)	$(721,982)
plus:
Stock compensation expense	59,551	15,390	77,124	29,124
Stock issued for services	10,450	37,050	54,930	37,350
Adjusted net (loss):	(461,906)	(335,336)	$(1,048,810)	$(655,508)
Depreciation expense	3,345	3,421	6,679	6,757
Amortization expense	61,582	45,801	124,425	86,136
Amortization on debt discount	10,938	—	18,715	—
Interest expense	13,408	446	21,758	891
Adjusted EBITDA:	$(372,633)	$(285,668)	$(877,233)	$(561,724)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2016 we had $116,489 in cash and cash equivalents and working capital of $903,216, as compared to cash and cash equivalents of $416,187 in cash and cash equivalents and working capital of $1,246,265 at December 31, 2015. Our principal sources of operating capital have been equity and debt financings from related parties. During the six months ended June 30, 2016 we continued to use our working capital to purchase additional websites as well as to fund our operating expenses. During the six months ended June 30, 2016, we purchased two websites for an aggregate amount of $265,000 of which $115,000 was paid in cash and the balance of $150,000, is payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019.

Cash flows

Net cash flows used in operating activities was $911,503 for the six months ended June 30, 2016 as compared to $785,357 used in operating activities for the same period in 2015.  In the six months ended June 30, 2016 we used cash primarily to fund our net loss of $1,180,864.

Net cash flows used in investing activities was $136,858 for the six months ended June 30, 2016 as compared to $160,272 used in investing activities for the same period in 2015 due to the purchase of fixed assets, the cash acquisition costs associated with the purchase of two websites in the six months ended June 30, 2016, and cash payment obligations related to a website acquired in 2015.

Net cash flows provided from financing activities was $748,663 for the six months ended June 30, 2016 as compared to $644,763 for the same period in 2015. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

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

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 16, 2016 the Company issued 3,600 shares of our common stock valued at $2,700 to a consultant for services rendered.  The recipient had access to business and financial information on our company and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

On June 20, 2016 the Company issued 3,600 shares of our common stock valued at $3,060 to a consultant for services rendered.  The recipient had access to business and financial information on our company and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

On June 23, 2016, the Company raised capital of $50,000 through the sale of 100,000 shares of common stock to our chief executive officer in a private transaction.  The Company did not pay any commissions or finders fees in this transaction.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2).

On August 10, 2016, the Company sold 120,000 shares of common stock at a purchase price of $0.50 per share to our chief executive officer in a private transaction. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2).

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

BRIGHT MOUNTAIN MEDIA, INC.

August 15, 2016	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

August 15, 2016	By:	/s/ Dennis W. Healey
Dennis W. Healey, Chief Financial Officer