Form 10-Q
period 2016-09-30
Bright Mountain Media, Inc.
filed 2016-11-18
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 17, 2016 the issuer had 44,694,333 shares of its common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our history of losses and our ability to continue as a going concern;
•	a failure to successfully transition to primarily advertising based revenue model;
•	when we will launch the Bright Mountain Media AdNetwork and the ultimate costs of this venture;
•	once established, our failure to detect advertising fraud;
•	our dependence on our relationships with Amazon, eBay and PayPal;
•	our dependence on a limited number of vendors;
•	our dependence on our relationship with Google AdSense;
•	acquisitions of new businesses and our ability to integrate those businesses into our operations;
•	online security breaches;
•	failure to effectively promote our brand;
•	our ability to protect our content;
•	our ability to protect our intellectual property rights and our proprietary content;
•	the success of our technology development efforts;
•	additional competition resulting from our business expansion strategy;
•	liability related to content which appears on our websites;
•	regulatory risks;
•	dependence on executive officers;
•	our ability to hire qualified personnel;
•	third party content;

ii

•	possible problems with our network infrastructure;
•	the historic illiquid nature of our common stock;
•	risks associates with securities litigation;
•	reduced disclosure and governance requirements and other matters related to our status as an emerging growth company;
•	material weaknesses in our internal control over financial reporting;
•	the lack of cash dividends on our common stock;
•	provisions of our charter and Florida law which may have anti-takeover effects;
•	control of our company by our management; and
•	the dilutive effect of conversion of our 10% Series A convertible preferred stock and/or the payment of stock dividends on those shares to our common shareholders.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation formerly known as Bright Mountain Acquisition Corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2016” refers to the three months ended September 30, 2016, “third quarter of 2015” refers to the three months ended September 30, 2015, “2016” refers to the year ending December 31, 2016 and “2015” refers to the year ended December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia. com is not part of this report.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash	$102,341	$416,187
Accounts Receivable	64,292	42,449
Prepaid Costs and Expenses	108,481	109,927
Inventories	1,046,048	1,053,890
Total Current Assets	1,321,162	1,622,453
Fixed Assets, net	76,316	51,305
Website Acquisition Assets, net	677,014	630,286
Other Assets	133,983	15,547
Total Assets	$2,208,475	$2,319,591
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$471,687	$323,782
Accrued interest – related party	167	—
Premium Finance Loan Payable	10,648	52,406
Total Current Liabilities	482,502	376,188
Long Term Debt to Related Parties, net	30,192	122,260
Total Liabilities	512,694	498,448

Commitments and contingencies

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 100,000 issued and 5,200,000 outstanding respectively	—	—
Series A, 2,000,000 shares designated, 100,000 and 1,900,000 shares issued and outstanding	1,000	19,000
Series B, 1,000,000 shares designated, 0 and 1,000,000 shares issued outstanding	—	10,000
Series C, 2,000,000 shares designated, 0 and 1,800,000 shares issued and outstanding	—	18,000
Series D, 2,000,000 shares designated, 0 and 500,000 shares issued and outstanding	—	5,000
Common stock, par value $0.01, 324,000,000 shares authorized, 44,690,733 issued and outstanding at September 30, 2016, and 35,885,059 issued and outstanding at December 31, 2015, respectively.	446,908	358,850
Additional paid-in-capital	9,394,893	7,568,048
Accumulated Deficit	(8,147,020)	(6,157,755)
Total shareholders’ equity	1,695,781	1,821,143
Total liabilities and shareholders’ equity	$2,208,475	$2,319,591

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues from product sales	$292,235	$335,750	$976,056	$921,322
Revenues from services	113,502	95,264	313,266	191,722
Total revenue	405,737	431,014	1,289,322	1,113,044
Cost of sales – products	230,217	273,227	737,738	733,146
Gross profit	175,520	157,787	551,584	379,898

Selling, general and administrative expenses	686,802	516,439	2,205,855	1,459,654

Loss from operations	(511,282)	(358,652)	(1,654,271)	(1,079,756)

Other income (expense)
Interest income	11	10	21	23
Interest expense	(297,130)	(493)	(335,015)	(1,384)
Total other income (expense)	(297,119)	(483)	(334,994)	(1,361)
Net loss before taxes	(808,401)	(359,135)	(1,989,265)	(1,081,117)
Income taxes	—	—	—	—

Net loss	(808,401)	(359,135)	(1,989,265)	(1,081,117)

Preferred stock dividends
Series A, Series B, Series C & Series D preferred	60,339	101,939	278,525	247,397
Total preferred stock dividends	60,339	101,939	278,525	247,397
Net loss attributable to common shareholders	$(868,740)	$(461,074)	$(2,267,790)	$(1,328,514)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Weighted average shares outstanding – basic and diluted	40,848,279	35,108,850	38,220,591	34,245,752

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2016

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2015	5,200,000	$52,000	35,885,059	$358,850	$7,568,048	$(6,157,755)	$1,821,143
Common stock issued for services ($0.695/share)			71,000	710	48,460		49,170
Common stock issued for services ($0.750/share)			3,600	36	2,664		2,700
Common stock issued for services ($0.850/share)			14,400	144	12,096		12,240
Sale of common stock for cash ($0.50/share) pursuant to subscription agreement			1,600,000	16,000	784,000		800,000
Common stock issued on conversion of $600,000 in related party notes payable and $3,600 related interest			1,207,200	12,072	591,528		603,600
Common stock issued on conversion of Series A preferred stock	(1,800,000)	(18,000)	1,800,000	18,000			—
Common stock issued on conversion of Series B preferred stock	(1,000,000)	(10,000)	1,000,000	10,000			—
Common stock issued on conversion of Series C preferred stock	(1,800,000)	(18,000)	1,800,000	18,000			—
Common stock issued on conversion of Series D preferred stock	(500,000)	(5,000)	500,000	5,000			—
Common stock issued for 10% dividend payment pursuant to Series A preferred stock subscription agreements			290,374	2,904	(2,904)		—
Common stock issued for 10% dividend payment pursuant to Series B preferred stock subscription agreements			160,375	1,604	(1,604)		—
Common stock issued for 10% dividend payment pursuant to Series C preferred stock subscription agreements			288,675	2,887	(2,887)		—
Common stock issued for 10% dividend payment pursuant to Series D preferred stock subscription agreements			70,050	701	(701)		—
Stock option compensation expense					107,193		107,193
Beneficial conversion					289,000		289,000
Net loss for the nine months ended September 30, 2016						(1,989,265)	(1,989,265)
Balance – September 30, 2016	100,000	$1,000	44,690,733	$446,908	$9,394,893	$(8,147,020)	$1,695,781

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,989,265)	$(1,081,117)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,025	10,879
Amortization of debt discount	305,115	—
Amortization	186,007	131,937
Stock option compensation expense	107,193	42,604
Common stock issued for services	64,110	37,350
Product refund reserve	12,642	—
Changes in operating assets and liabilities:
Accounts receivable	(34,485)	(40,266)
Inventory	7,842	(289,284)
Prepaid costs and expenses	1,446	2,180
Other assets	(118,436)	(2,967)
Accounts payable and accrued interest	53,679	(19,659)
Net cash used in operating activities	(1,394,127)	(1,208,343)

Cash flows from investing activities:
Purchase of fixed assets	(35,036)	(22,862)
Purchase of websites	(142,925)	(162,000)
Net cash used in investing activities	(177,961)	(184,862)

Cash flows from financing activities:
Sale of common stock	800,000	790,000
Sale of preferred stock	—	400,000
Payments on premium finance loan	(41,758)	(32,610)
Long term debt – loan from related parties	500,000	—
Net cash provided by financing activities	1,258,242	1,157,390

Net decrease in cash	(313,846)	(235,815)
Cash at beginning of period	416,187	590,236
Cash at end of period	$102,341	$354,421

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$25,367	$1,384
Income taxes	$—	$—

Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$43,402	$30,154
Payable for purchase of website	$150,000	$—
Conversion of convertible notes payable and accrued interest into common stock	$603,600	$—
Payable purchase of website	$—	$262,500
Beneficial conversion of debt discount to additional paid-in capital	$289,000	$—
Discount recognized relative to website acquisition payable	$32,732	$—

During the nine months ended September 30, 2016, the Company issued 809,475 shares of its common stock as dividends to the holders of its Series A, Series B, Series C, and Series D Stock only.

During the nine months ended September 30, 2016, the Coompany issued 5,100,000 shares of its common stock to the holders of its Series A, Series B, Series C, and Series D for conversion of 5,100,000 shares of its Preferred Stock Series A, Series B, Series C, and Series D.

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization and Nature of Operations

Bright Mountain Media, Inc. is a Florida corporation formed on May 20, 2010.   The Company is a media holding company of online assets.  The Bright Mountain strategy is to concentrate its marketing and development primarily to military and public safety audiences and associated demographic.  We sell various products through our proprietary websites and retail location, and through third party e-commerce distributor portals.  Our websites provide content designed to attract and retain targeted Internet audiences and contain a number of sections with demographically oriented information including originally written news content, blogs, forums, career information, and video.  We generate revenues from two segments, product sales and services.  Services consist of advertising revenue and subscription revenue.  Our advertising revenue is generated primarily through the display of paid listings as well as display advertisements appearing on our websites. Bright Mountain plans to grow its business through organic growth and acquisitions.  When used herein, the terms “BMTM,” the “Company,” “we,” “us,” “our” or “Bright Mountain” refers to Bright Mountain Media, Inc. and its wholly-owned subsidiaries Bright Mountain, LLC and The Bright Insurance Agency, LLC, an inactive company.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the nine months ended September 30, 2016, and the consolidated financial position as of September 30, 2016 have been made. The results of operations for such interim period are not necessarily indicative of the operating results expected for the full year.

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use

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

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605, “Revenue Recognition.”  Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist; delivery of product has occurred; the sales price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company has several revenue streams generated directly from its website and specific revenue recognition criteria for each revenue stream is as follows:

•

Sale of merchandise directly to consumers: The Company's product sales are recognized either FOB shipping point or FOB destination, dependent on the customer. Revenues are therefore recognized at point of ownership transfer, accordingly;

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

•	Advertising revenue is received directly form companies who pay the Company a monthly fee for advertising space;

•

Advertising revenues are generated by users “clicking” on website advertisements utilizing several ad network partners: Revenues are recognized, on a net basis, upon receipt of payment by the ad network partner since the revenue is not determinable until it is received; and

•

Subscription revenues are generated by the sale of access to career postings on one of our websites. The term of the subscriptions range from one month to twelve months. Revenues are recognized, on a net basis, over the term of the subscription period. All sales are final per the subscription Terms of Use.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

As of September 30, 2016 and 2015, all website development costs have been expensed.

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

Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash amortization loss is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended September 30, 2016 and September 30, 2015, non-cash amortization expense was $61,582 and $0, respectively.  For the nine months ended September 30, 2016 and September 30, 2015, non-cash amortization expense was $186,007 and $131,937, respectively.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718 “Compensation – Stock Compensation.” ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.”  The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. For the three months ended September 30, 2016 and September 30, 2015, non-cash stock-based stock option compensation expense was $30,069 and $13,480, respectively.  Non-cash stock option compensation expense for the nine months ended September 30, 2016 and September 30, 2015 was $107,193 and $42,604, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the nine months ended September 30, 2016 and September 30, 2015, advertising, marketing and promotion expense was $15,156 and $17,541, respectively.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

As of September 30, 2016, tax years 2015, 2014, and 2013 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10 “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of September 30, 2016 and September 30, 2015 there were approximately 2,267,000 and 1,605,000 common stock equivalent shares outstanding as stock options, respectively, 100,000 and 5,200,000 common stock equivalents from the conversion of preferred stock, respectively, and 200,000 and 0 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 280-10. The Company's two segments are product sales and services as of September 30, 2016. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 2 - GOING CONCERN.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,989,265 and used cash in operating activities of $1,394,127 for the nine months ended September 30, 2016. The Company had an accumulated deficit of $8,147,020 at September 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

NOTE 3 – ACQUISITIONS.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, on January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000.  The purchase price consisted of a cash payment of $100,000 made at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019.  The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of discount of $32,732.  The present value was calculated at a discount rate of 12% (which is the Company’s most recent borrowing rate) using the estimated future revenues from the website to estimate the payment dates.  The estimated future revenues from the website were based on the average historical monthly revenues from the website prior to the Company’s acquisition.  During the nine months ended September 30, 2016, the Company amortized $8,184 of this discount.  The acquisition was accounted following ASC 805 “Business Combinations.”  Under the purchase method of accounting, the transaction was valued for accounting purposes at $217,268, which was the discounted fair value of warisboring.com.  The Company has initially determined there was only two amortizable intangible assets.  The acquisition date estimated discounted fair value of the consideration transferred consisted of the following:

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of the website had taken place on the first day of the period presented.  These combined results are not necessarily indicative of the results that may have been achieved had the website been acquired as of the first day of the period presented.

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Total revenue	$451,314	$1,335,394
Net loss	(421,125)	(1,096,737)
Basic and diluted net loss per common share	$(0.01)	$(0.03)

There were no costs of acquisition incurred as a result of this purchase.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, on February 12, 2015, the Company entered into a Website Asset Purchase Agreement to purchase a website for a purchase price of $15,000.  The payment terms was $15,000 payable at the February 12, 2016 closing.  The asset acquisition was accounted for as a purchase of assets in accordance with Rule 11-01 (d) of Regulation S-X and ASC 805-10-55-4. There were no costs of acquisition incurred as a result of the asset purchase.

At September 30, 2016 and December 31, 2015, website acquisition assets consisted of the following:

	September 30,	December 31,
	2016	2015
Website acquisition assets	$1,287,179	$1,054,444
Less: accumulated amortization	(514,918)	(328,911)
Less: impairment loss	(95,247)	(95,247)
Website acquisition assets, net	$677,014	$630,286

Non-cash amortization expense for the three and nine month periods ended September 30, 2016 and September 30, 2015 totaled $61,582 and $45,801, respectively, and $186,007 and $131,937, respectively.

NOTE 4 – INVENTORIES.

At September 30, 2016 and December 31, 2015 inventories consisted of the following:

	September 30,	December 31,
	2016	2015
Product inventory: clocks and watches	$986,625	$1,017,220
Product inventory: other inventory	59,423	36,670
Total inventory balance	$1,046,048	$1,053,890

NOTE 5 – SEGMENT INFORMATION.

The Company has two identifiable segments as of September 30, 2016; products and services. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The following information represents segment activity for the three and nine month periods ended September 30, 2016.  Comparable information is presented for the respective periods in 2015:

	For the three months ended September 30, 2016			For the nine months ended September 30, 2016
	Products	Services	Total	Products	Services	Total
Revenues	$292,235	113,502	405,737	$976,056	313,266	1,289,322
Amortization	$—	61,582	61,582	$—	186,007	186,007
Depreciation	$2,426	920	3,346	$8,299	1,726	10,025
Loss from operations	$(300,803)	(210,479)	(511,282)	$(988,648)	(665,623)	(1,654,271)
Segment assets (*)	$1,352,158	856,317	2,208,475	$1,352,158	856,317	2,208,475

	For the three months ended			For the nine months ended
	September 30, 2015			September 30, 2015
	Products	Services	Total	Products	Services	Total
Revenues	$335,750	$95,264	$431,014	$921,322	$191,722	$1,113,044
Amortization	$—	$45,801	$45,801	$—	$131,937	$131,937
Depreciation	$3,211	$911	$4,122	$9,006	$1,873	$10,879
Income (loss) from operations	$(414,698)	$56,056	$(358,652)	$(937,098)	$(142,658)	$(1,079,756)
Segment assets (*)	$1,537,101	$827,935	$2,365,036	$1,537,101	$827,935	$2,365,036

———————

(*)

Includes intercompany accounts.

NOTE 6 –LONG TERM DEBT TO RELATED PARTIES.

Beneficial Conversion Feature

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, on December 22 and 29, 2015, the Company issued two $100,000 12% convertible notes that had conversion prices that create a beneficial conversion. The notes matured on December 22, 2020 and 29, 2020, respectively.  These notes were convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method. During the year ended December 31, 2015, the Company recognized a debt discount of $78,000. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense.  During the three and nine months ended September 30, 2016, the Company amortized $69,853 and $77,740, respectively, of debt discount.

On February 9, 2016, the Company issued a $100,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on February 9, 2021. This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense. During the nine months ended September 30, 2016, the Company recognized a debt discount of $39,000.  During the three and nine months ended September 30, 2016, the Company amortized $35,923 and $39,000, respectively, of debt discount.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

On May 19, 2016, the Company issued a $100,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on May 19, 2021.  This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense. During the nine months ended September 30, 2016, the Company recognized a debt discount of $50,000.  During the three and nine months ended September 30, 2016, the Company amortized $48,833 and $50,000, respectively, of debt discount.

On June 10, 2016, the Company issued a $50,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on June 10, 2021.  This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense. During the nine months ended September 30, 2016, the Company recognized a debt discount of $25,000. During the three and nine months ended September 30, 2016, the Company amortized $24,722 and $25,000, respectively, of debt discount.

On June 25, 2016, the Company issued a $50,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on June 25, 2021.  This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.  In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense.  During the nine months ended September 30, 2016, the Company recognized a debt discount of $35,000.  During the three and nine months ended September 30, 2016, the Company amortized $34,864 and $35,000, respectively, of debt discount.

On July 7, 2016, the Company issued a $50,000 12% convertible promissory note that had conversion prices that create a beneficial conversion.  This note matured on July 7, 2021.  This note was convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.  In August 2016, the note was converted into common shares at a conversion price of $0.50 per share.  Upon conversion, the unamortized debt discount was charged to interest expense.  During the nine months ended September 30, 2016 the Company recognized a debt discount of $35,000.  During the three and nine months ended September 30, 2016, the Company amortized $35,000 and $35,000, respectively, of debt discount.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

On July 25, 2016, the Company issued a $50,000 12% convertible promissory note that had conversion prices that create a beneficial conversion.  This note matured on July 25, 2021.  This note was convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.  In August 2016, the note was converted into common shares at a conversion price of $0.50 per share.  Upon conversion, the unamortized debt discount was charged to interest expense.  During the nine months ended September 30, 2016 the Company recognized a debt discount of $35,000.  During the three and nine months ended September 30, 2016, the Company amortized $35,000 and $35,000, respectively, of debt discount.

On September 26, 2016 the Company issued a $100,000 12% convertible promissory note that had conversion prices that create a beneficial conversion.  This note matures on September 26, 2021.  This note is convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.  During the nine months ended September 30, 2016, the Company recognized a debt discount of $70,000.  During the three and nine month periods ended September 30, 2016, the Company amortized $191 and $191, respectively, of debt discount.

During the three and nine months ended September 30, 2016, the Company amortized $286,400 and $305,115, respectively, of debt discount.

NOTE 7 – COMMITMENTS AND CONTINGENCIES.

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

The Company leases warehouse and retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a long-term, non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014, is for approximately 2,150 square feet for a term of 36 months in Delray Beach, Florida at a base rent of approximately $2,329 per month for the first twelve months with a 3% escalation each year. A security deposit of $3,865, first month's prepaid rent of $3,865, and last month's prepaid rent of $4,015 was paid upon lease execution. The lease is a triple net lease. Common area maintenance is approximately $1,317 per month for the first twelve months with annual escalations not to exceed 4%. The rent commencement date is October 1, 2014 and will expire on September 30, 2017.

On July 18, 2016, the Company entered into a five year lease agreement for retail space of 2,720 square feet. The lease has a five year term at an initial base rental of $43,438 per year, increasing 3% per year over the lease term. During the third quarter, the Company paid $50,000 in prepaid rent and made a deposit of $10,000 on the new space. The facility will be used primarily for the increased storage and display space for the Company’s watch product lines.

Rent expense for the nine months ended September 30, 2016 and 2015 was $112,785 and $80,695, respectively.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Legal

From time-to-time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the nine months ended September 30, 2016 and September 30, 2015, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

During the nine months ended September 30, 2016 and September 30, 2015 the Company entered into agreements with third parties related to websites acquired during the respective periods as further discussed in Note 3. Future anticipated contractual minimum payments under these agreements total approximately $78,000 for 2016, $93,000 for 2017, and $55,000 for 2018. Future contingent milestone payments under these agreements total approximately $40,000 for the nine months ended September 30, 2016.

On January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000.  The purchase price consisted of a cash payment of $100,000 at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019.  The balance of the purchase price is recorded in Current Liabilities as of September 30, 2016.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The employment agreement contains customary non-compete and confidentiality provisions. The Company also agreed to indemnify the Chief Executive Officer pursuant to the provisions of the Company's Amended and Restated Articles of Incorporation and Restated By-laws.

NOTE 8 – RELATED PARTIES.

During the year ended December 31, 2015 the Company issued two $100,000 12% convertible notes to a related party director and founder that had  conversion prices that created a beneficial conversion.  The notes had a maturity date of December 22, 2020 and bore an interest rate of 12% paid monthly in cash on the first day of each month, commencing on January 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense. During the three and nine-month periods ended September 30, 2016, the Company recognized interest expense of $69,853 and $77,740, respectively, related to these convertible notes.

During the nine months ended September 30, 2016, the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $100,000 with a maturity date of February 9, 2021 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on March 1, 2016. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense.  During the three and nine-month periods ended September 30, 2016, the Company recognized interest expense of $35,923 and $39,000, respectively, related to this convertible note.

During the nine months ended September 30, 2016, the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $100,000 with a maturity date of May 19, 2021 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on June 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense.  During the three and nine month periods ended September 30, 2016, the Company recognized interest expense of $48,833 and $50,000, respectively, related to this convertible note.

During the nine months ended September 30, 2016, the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $50,000 with a maturity date of June 10, 2021 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on July 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense. During the nine months ended September 30, 2016, the Company recognized a discount of $25,000 related to this convertible note. During the three and nine month periods ended September 30, 2016, the Company recognized interest expense of $24,722 and $25,000, respectively, related to this convertible note.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

During the nine months ended September 30, 2016, the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $50,000 with a maturity date of June 25, 2021 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on July 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense.  During the nine months ended September 30, 2016, the Company recognized a discount of $35,000 related to this convertible note. During the three and nine month periods ended September 30, 2016, the Company recognized interest expense of $34,864 and $35,000, respectively, related to this convertible note.

During the nine months ended September 30, 2016, the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $50,000 with a maturity date of July 7, 2021 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on July 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense.  During the nine months ended September 30, 2016, the Company recognized a discount of $35,000 related to this convertible note. During the three and nine month periods ended September 30, 2016, the Company recognized interest expense of $35,000 and $35,000, respectively, related to this convertible note.

During the nine months ended September 30, 2016, the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $50,000 with a maturity date of July 25, 2021 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on July 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense.  During the nine months ended September 30, 2016, the Company recognized a discount of $35,000 related to this convertible note. During the three and nine month periods ended September 30, 2016, the Company recognized interest expense of $35,000 and $35,000, respectively, related to this convertible note.

During the nine months ended September 30, 2016, the Company issued a $100,000 12% convertible promissory note that had conversion prices that create a beneficial conversion.  This note matured on July 25, 2021.  This note was convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.  During the nine months ended September 30, 2016 the Company recognized a debt discount of $70,000.  During the three and nine month periods ended September 30, 2016, the Company recognized interest expense of $191 and $191, respectively, related to this convertible note.

During the three and nine months ended September 30, 2016, the Company amortized $286,400 and $305,511, respectively, in debt discount.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

On August 18, 2016, notes outstanding in the principal amount of $600,000 were converted into our common stock at $0.50 per share for a total of 1,200,000 shares. In addition, related accrued interest in the amount of $3,600 was converted into 7,200 shares. In connection with these conversions, the Company charged to interest expenses $284,194 recognizing the unamortized discounts on these notes at the time of conversion.

During the nine months ended September 30, 2016, a related party founder purchased 1,600,000 shares of the Company’s common stock for $800,000.

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the Board of Directors, held on November 1, 2013, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series A Convertible Preferred Stock (“Series A Stock”) and authorized the issuance of the Series A Stock. Holders of the Series A Stock shall be entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Series A Stock shall rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 181,699 shares of common stock dividends owed and payable to the Series A Stockholders of record as dividends on the Series A Stock. On January 10, 2016, the Company issued 181,699 shares of common stock due Series A Stockholders. On August 18, 2016, preferred shareholders converted 1,800,000 Series A preferred shares into 1,800,000 common shares, leaving 100,000 Series A preferred shares outstanding. In addition, the Company issued 108,675 common shares representing accrued dividends with a fair value of $92,373 through the date of conversion.  As of September 30, 2016, there were 7,226 shares of common stock dividends accrued but not earned until the tenth business day of January 2017 to the Series A Stockholders as dividends on the Series A Stock.

At a meeting of the Board of Directors, held on December 23, 2013, the directors approved the designation of one million (1,000,000) shares of the Preferred Stock as 10% Series B Convertible Preferred Stock (“Series B Stock”) and authorized the issuance of the Series B Stock. Holders of the Series B Stock shall be entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series B Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series B Stock may convert all or part of the Series B Stock into shares of common stock on a share for share basis. Series B Stock shall rank superior to all common stock upon liquidation. Each share of Series B Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 100,000 shares of common stock owed and payable to the Series B Stockholders as dividends on the Series B Stock. On January 10, 2016, the Company issued 100,000 shares of common stock due Series B Stockholder.  On August 18, 2016, the Series B preferred shareholders converted all 1,000,000 shares into 1,000,000 common shares. In addition, the Company issued 60,375 common shares representing accrued dividends with a fair value of $51,319 through the date of conversion.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

At a meeting of the Board of Directors, held on September 22, 2014, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series C Convertible Preferred Stock (“Series C Stock”) and authorized the issuance of the Series C Stock. Holders of the Series C Stock shall be entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series C Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series C Stock may convert all or part of the Series C Stock into shares of common stock on a share for share basis. Series C Stock shall rank superior to all common stock upon liquidation. Each share of Series C Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 180,000 shares of common stock owed and payable to the Series C Stockholders as dividends on the Series C Stock.  On January 10, 2016, the Company issued 180,000 shares of common stock due Series C Stockholder.  On August 18, 2016, the Series C preferred shareholders converted all 1,800,000 shares into 1,800,000 common shares. In addition, the Company issued 108,675 common shares representing accrued dividends with a fair value of $92,373 through the date of conversion.

At a meeting of the Board of Directors, held on March 20, 2015, the directors approved the designation of two million (2,000,000) shares of the Preferred Stock as 10% Series D Convertible Preferred Stock (“Series D Stock”) and authorized the issuance of the Series D Stock. Holders of the Series D Stock shall be entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series D Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series D Stock may convert all or part of the Series D Stock into shares of common stock on a share for share basis. Series D Stock shall rank superior to all common stock upon liquidation. Each share of Series D Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 39,863 shares of common stock owed and payable to the Series D Stockholders as dividends on the Series D Stock.  On January 10, 2016, the Company issued 39,863 shares of common stock due Series D Stockholder.  On August 18, 2016, the Series D preferred shareholders converted all 500,000 shares into 500,000 common shares. In addition, the Company issued 30,187 common shares representing accrued dividends with a fair value of $25,659 through the date of conversion.

The remaining 100,000 shares of Series A preferred stock is subject to adjustment of the conversion terms due to future mergers, sales and stock splits, if any.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

On July 16, 2016, August 16, 2016 and September 16, 2016, the Company issued 3,600 shares, 3,600 shares and 3,600 shares, respectively, to a consultant at $0.85 per share or $3,060 per issuance, for services rendered. The Company valued these common shares based on a fair value on the date of grant.

B)

Stock issued for dividends

During the nine months ended September 30, 2016, the Company issued 809,474 shares of its common stock as dividends to the holders of its Series A, Series B, Series C, and Series D Stock. Included in these issuances were 501,562 common shares issued in January as annual dividends due under the provision of the Series A, B, C and D preferred shares and 307,912 common shares issued as dividend accrued through August 18, 2016, upon conversion.  Holders of the Series A, Series B, Series C, and Series D Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each ten shares of Series A, Series B, Series C, or Series D Stock payable on the tenth business day of January commencing in 2017.

C)

Stock issued for cash

During the nine months ended September 30, 2016, the Company raised additional capital through issuance of common stock pursuant to a private placement whereby $800,000 in capital was raised through the sale of 1,600,000 shares of common stock at $0.50 per share to our chief executive officer.

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

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011.  The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. As of September 30, 2016, 0 shares were remaining under the 2011 Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. As of September 30, 2016, 134,000 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company's board of directors adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015.  Effective August 3, 2015, and as disclosed in the Company's Information Statement on Schedule 14C, the Company's majority shareholders ratified the adoption of the 2015 Plan.  The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2015 Plan to any individual during any calendar year shall be 100,000 shares. As of September 30, 2016, 399,000 shares were remaining under the 2015 Plan for future issuance.

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

On July 12, 2016, the Company granted 360,000 ten-year stock options, to five employees including one officer, which have an exercise price of $0.85 per share. The aggregate fair value of these options was $179,640 or $0.499 per option.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the nine months ended September 30, 2016 and 2015:

	September 30,	September 30,
Assumptions:	2016	2015
Expected term (years)	6.25	6.25
Expected volatility	63%	63%
Risk-free interest rate	0.38%	1.35% – 1.56%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

The Company recorded $30,069 and $13,480 stock option expense for the three months ended September 30, 2016 and September 30, 2015, respectively. The Company recorded $107,193 and $42,604 stock option expense for the nine months ended September 30, 2016 and September 30, 2015, respectively.  The $107,193 non-cash stock option expense for the nine months ended September 30, 2016 has been recognized as a component of general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

As of September 30, 2016 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $308,797 to be recognized through August 2020.

The grant date weighted average for fair values of options granted in 2016 is $0.47 per option.  The intrinsic value as of September 30, 2016 was $22,600.

A summary of the Company's stock option activity during the nine months ended September 30, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2015	1,711,000	$0.34	6.3	$867,510
Granted	556,000	0.81	9.8	21,900
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, September 30, 2016	2,267,000	$0.45	7.13	$889,410
Exercisable at September 30, 2016	1,389,000	$0.28	5.15	$756,390

Summarized information with respect to options outstanding under the three option plans at September 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	1.7	$0.05	720,000	$0.08
0.25 - 0.49	351,000	1.1	$0.05	324,000	$0.06
0.50 - 0.78	776,000	3.5	$0.27	345,000	$0.14
0.85	420,000	9.8	$0.85	—	$0.85
	2,267,000	7.0	$0.27	1,389,000	$0.24

NOTE 10 – CONCENTRATIONS

The Company has historically purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During the three months ended September 30, 2016, purchases from Citizens accounted for 37% and purchases from Bulova accounted for 18%, of the total products purchased as compared to 17% and 24%, respectively, for the three months ended September 30, 2015. During the nine months ended September 30, 2016, purchases from Citizens accounted for 40% and purchases from Bulova accounted for 18% of the total products purchases as compared to 33% and 26%, respectively, for the nine months ended September 30, 2015.  Although we continue to add additional product vendors and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2016 and December 31, 2015, respectively, the Company had cash balances above the FDIC insured limit of approximately $0 and $0, respectively. At September 30, 2016, our accounts receivable included amounts due from INFORM and Medium Corporation representing 17% and 14%, respectively, of total accounts receivable. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the nine months ended September 30, 2016, the Company's funding was provided by the sale of shares of the Company's common stock to a related party officer and director.

NOTE 11 – SUBSEQUENT EVENTS.

On October 20, 2016 the Company entered into a non-binding letter of intent with Sostre Enterprises, Inc. to purchase certain assets of that company which constitute its Black Helmet apparel division, including blackhelmetapparel.com, for an aggregate purchase price of (i) $250,000 in cash, (ii) 200,000 shares of our common stock, (iii) the forgiveness of the working capital advances described below, and (iv) the assumption of certain liabilities not to exceed $40,000.  At closing we expect to enter into employment agreements with the two principals of the seller.  Under the terms of the letter of intent we agreed to make working capital advances to the seller of up to $200,000 to be used for the purchase of inventory and advertising and marketing.  As of November 14, 2016 the Company has lent Sostre Enterprises, Inc. an aggregate of $98,000 under the terms of an 8% revolving credit note with personal guarantee.

The closing of the transaction is subject to the negotiation and execution of a definitive agreement and the satisfaction of certain conditions precedent including, but not limited to, the delivery by the seller of audited financial statements of the business for such periods as may be required in accordance with the rules and regulations of the Securities and Exchange Commission.  While we expect that the financial statements can be audited in accordance with these regulations, an audit of the financial statements has not yet commenced.  While the letter of intent provides that the parties will use their best efforts to close the transaction by January 31, 2017, the ability to consummate the transaction is dependent upon the satisfaction of all conditions precedent to closing, including the delivery of the audited financial statements.  As such, and as it is possible that we may be unable to consummate this transaction, investors should not place undue reliance on the execution of this non-binding letter of intent.

Between October 14, 2016 and November 11, 2016 the Company borrowed an aggregate of $350,000 from its Chairman and Chief Executive Officer under the terms of 12% convertible promissory notes.  The notes mature five years from the date of issuance and are convertible at the option of the holder at any time prior to maturity at a conversion price of $0.50 per share.  The Company used the proceeds for working capital.

On October 16, 2016, the Company issued 3,600 shares to a consultant for services rendered at $0.85 per share, with a fair value of $3,060 on the date of grant.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2016 and 2015 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a media holding company for online assets primarily targeted to the military and public safety sectors. We own and manage websites, which are customized to provide our niche users, including active duty, reserve and retired military, law enforcement, and fire fighters with information and news that may be of interest to them. We generate revenues from two segments, services and product sales. Services consist of advertising revenue and subscriptions. Within our product sales segment, we generate product sales revenue through e-commerce distributors portals such as Amazon and eBay, and direct sales though proprietary websites and a retail location.  The following graph provides historical quarterly total revenue in the respective periods presented:

Quarterly Total Revenue

Key Third Quarter 2016 highlights include:

•

total revenue of $405,737, a revenue decline of 6% in the third quarter of 2016 as compared to the third quarter of 2015;

•

total revenue of $1,289,322 with revenue growth of 16% for the nine months ended September 30, 2016 from the comparable period in 2015;

•

services revenue growth of 19% quarter over quarter for the third quarter;

•

services revenue growth of 63% period over period for the first nine months of the year;

•

product sales revenue decline of 11% quarter over quarter for the third quarter;

•

product sales revenue growth of 7% period over period for the first nine months of the year;

•

acquired two new web properties; and

•

raised $1,200,000 in new capital through the sale of equity and debt securities.

Many of these increases are being powered by website traffic increases of 43% for the first nine months of 2016 compared to the first nine months of 2015 as a result of organic growth and acquisitions.  The following graph provides information on the annual traffic to our proprietary websites over the respective quarterly periods presented:

Quarterly Website Traffic (Visits)

2016 is a transitional year for our company as we invest in the infrastructure required to create more content, website traffic and expand our ability to sell our advertising inventory.  Historically, a majority of our revenues have come from product sales.  As a result of the consistent increase in both the overall site traffic as well as unique visitors to our websites, we believe our company has reached sufficient critical mass to begin the multi-year transition to a media company that generates most of its revenue from the sales of advertising on its websites.  We believe that this natural evolution of our model will permit us to concentrate our efforts on growing our highest profit opportunities through the leverage of our website portfolios and growing Internet audience. To begin implementing the next segment of our business model, during the fourth quarter of 2015 we began a rebranding of our company which included a name change to “Bright Mountain Media, Inc.”

Since inception we have chosen to be a provider of quality website content to our niche market through our content staff of writers and others which, in our opinion, has been the principle reason for the growth in our website traffic. Subject to availability of additional capital, we expect to begin adding more content staff including writers, graphic designers, videographers and social media personnel, as well as former military and public safety individuals to create additional content for our websites.  We believe these steps will help drive additional traffic to our websites which in turn will allow us to better leverage the highly targeted website traffic on our web properties and increase advertising revenues.

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

While we continue to increase our revenues, we reported a net loss of $808,401 for the third quarter of 2016 and a net loss of $1,989,265 for the first nine months of 2016.  During the three months ended September 30, 2016 our average total monthly operating overhead was approximately $350,000 of which, approximately $117,000 was cash operating overhead.  As we continue to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate and we are not able at this time to quantify the amount of this expected increase.

We do not anticipate that we will generate sufficient revenue to fund our operations for the next 12 months.  As a result, we will need to raise additional working capital to fund our ongoing operations as well as to provide additional funds for the further evolution of our business.  During nine months ended September 30, 2016 we raised $1,200,000 in capital through the sale of equity and debt securities to a related party.  We presently estimate we will need to raise significant additional capital to satisfy our working capital needs for the next 12 months.  We do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Going Concern

For the nine months ended September 30, 2016, we reported a net loss of $1,989,265, cash used in operating activities of $1,394,127 and we had an accumulated deficit of $8,147,020 at September 30, 2016.  The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2015 and 2014 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

	Three Months Ended (unaudited)			Nine Months Ended (unaudited)
	September 30, 2016	September 30 2015	% Increase	September 30 2016	September 30 2015	% Increase
Product sales	$292,235	$335,750	(11%)	$976,056	$921,322	7%
Revenues from services	113,502	95,264	19%	313,266	191,722	63%
Total revenues	405,737	431,014	(6%)	1,289,322	1,113,044	16%
Cost of sales – products	230,217	273,227	(16%)	737,738	733,146	1%
Cost of sales - products as a percentage of product sales	78.8%	81.4%	(6%)	75.6%	79.6%	(5%)
Gross profit	175,520	157,787	16%	551,584	379,898	47%
Gross profit as percentage of total revenues	43.3%	36.6%	7%	42.8%	34.1%	9%
Selling, general and administrative expenses	686,802	516,439	26%	2,205,855	1,459,654	49%
(Loss) from operations	$(511,282)	$(358,652)	30%	$(1,654,271)	$(1,079,756)	49%

Revenue

Revenues decreased somewhat in our product sales during the third quarter.  Service revenues for both the three and nine month periods ended September 30, 2016 increased over comparable periods of the prior year. The decrease in product sales primarily reflects a decrease in watch sales from on-line marketing of our products through third parties. This sharp increase in service revenues reflects the increase in visitor traffic to our previously existing websites as well as traffic from additional websites acquired in 2016 and 2015.

In addition to our corporate website, we currently own 25 websites, and partner with a third party on two additional websites under a revenue sharing arrangement entered into in January 2016. To date we have reported minimal revenues under this agreement. We intend to continue our concentration on increasing our website traffic through organic growth as well as our program of website acquisitions focused on our targeted market segment.

Cost of Sales

Cost of sales as a percentage of product sales has declined for both the three and nine month periods ended September 30, 2016 compared to the prior year. This decline was due in large part to larger discounts being offered on many of our watch products in 2015 that were not offered in 2016. These discounts were intended to liquidate slower moving items for a measured period, which was successful. We continue to expand our product lines and strengthen our purchasing power to minimize the negative effect of selling discontinued or slow moving products. We do not incur any cost of sales related to our service revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for both the three and nine month periods ended September 30, 2016 over the comparable periods of the preceding year. This increase is both in amounts recognized as well as selling, general and administrative expenses as a percentage of revenues, totaling 169% and 171% for the three and nine months ended September 30, 2016 compared to 120% and 131% for the comparable periods of the preceding year.

A significant portion of the increase in selling, general and administrative expenses between years was attributable to non-cash expenses recognized including amortization expense attributable to websites acquired of $61,582 and $186,007 for three and nine month periods ended September 30, 2016 compared to $45,801 and $131,937 for the same periods in 2015. In addition, stock options compensation expense totaled $30,069 and $107,193 in the 2016 periods compared to $13,480 and $42,604 in the 2015 periods, respectively. This increase in option compensation expense is expected to increase as we continue to attract qualified employees while minimizing, as much as possible, cash demands related to increased staffing. During the first quarter 2016 we increased staffing to support targeted growth with salaries and employee medical expenses increasing 8% and 46% for the three and nine month periods ended September 30, 2016 compared to the same periods in 2015. During the second quarter 2016, we implemented a partial staff reduction to reduce staffing and related costs. Legal fees increased 42% and 27% in the 2016 periods over the prior year which includes 30% paid in stock in 2016. Rent expense increased 0% and 51%, respectively, between periods reflecting expansion of our corporate offices following our third quarter 2016.

Selling, general and administrative expenses are expected to continue to increase as we execute our planned growth strategy of increasing website visits both organically and through targeted acquisitions.

Total other income (expense)

Total other income (expense) primarily reflects interest expense associated with our borrowings under convertible notes.  The significant increases in interest expense in the third quarter of 2016 and the nine months ended September 30, 2016 reflects the conversion of $603,600 of principal and accrued interest owned under those notes into shares of our common stock during the third quarter of 2016 which required us to recognize the debt discount as interest.

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

The following is an unaudited reconciliation of net (loss) to Adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited)	2016	2015	2016	2015
Net (loss)	$(808,401)	$(359,135)	$(1,989,265)	$(1,081,117)
plus:
Stock compensation expense	30,069	13,480	107,193	42,604
Stock issued for services	9,180	—	64,110	37,350
Adjusted net (loss):	(769,152)	(345,655)	(1,817,962)	(1,001,163)
Depreciation expense	3,346	4,122	10,025	10,879
Amortization expense	61,582	45,801	186,007	131,937

Interest expense	297,130	493	335,015	1,384
Adjusted EBITDA:	$(407,094)	$(295,239)	$(1,286,915)	$(856,963)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2016 we had $102,341 in cash and cash equivalents and working capital of $838,660, as compared to cash and cash equivalents of $416,187 in cash and cash equivalents and working capital of $1,246,265 at December 31, 2015. Our principal sources of operating capital have been equity and debt financings from related parties. During the nine months ended September 30, 2016 we continued to use our working capital to purchase additional websites as well as to fund our operating expenses. During the nine months ended September 30, 2016, we purchased two websites for an aggregate amount of $265,000 of which $115,000 was paid in cash and the balance of $150,000, is payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019.

Cash flows

Net cash flows used in operating activities was $1,394,127 for the nine months ended September 30, 2016 as compared to $1,208,343 used in operating activities for the same period in 2015.  In the nine months ended September 30, 2016 we used cash primarily to fund our net loss of $1,989,265.  In the nine months ended September 30, 2015 we used cash primarily to fund our net loss of $1,081,117 and increases in our inventory of $289,284. These increases were offset by a decrease in prepaid costs and expenses and an increase in our accounts payable.

Net cash flows used in investing activities was $177,961 for the nine months ended September 30, 2016 as compared to $184,862 used in investing activities for the same period in 2015 due to the purchase of fixed assets, the cash acquisition costs associated with the purchase of two websites in the nine months ended September 30, 2016, and cash payment obligations related to a website acquired in 2015.

Net cash flows provided from financing activities was $1,258,242 for the nine months ended September 30, 2016 as compared to $1,157,390 for the same period in 2015. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations and in 2016 from the issuance of long-term debt to our chairman and CEO.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On  August 16, 2016, August 29, 2016 and September 14, 2016, the Company sold 180,000 shares, 100,000 shares and 200,000 shares, respectively, at $0.50 per share to our chief executive officer.

On July 16, 2016, August 16, 2016 and September 16, 2016, the Company issued 3,600 shares, 3,600 shares and 3,600 shares, respectively, to a consultant at $0.85 per share or $3,060 per issuance, for services rendered. The Company valued these common shares based on the fair value at date of grant.

On August 18, 2016, the Series A, B, C and D converted their preferred shares into 1,800,000 common shares, 1,000,000 common shares, 1,800,000 and 500,000 common shares, respectively.

In addition, the Company issued 307,912 common shares as a dividend accrued to the Series A, B, C and D shareholders through the conversion date.

On August 18, 2016, notes outstanding in the principal amount of $600,000 were converted into our common stock at $0.50 per share for a total of 1,200,000 shares. In addition, related accrued interest in the amount of $3,600 was converted into 7,200 shares.

On October 16, 2016, the Company issued 3,600 shares to a consultant for services rendered at $0.85 per share, with a fair value of $3,060 on the date of grant .

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

Between October 14, 2016 and November 11, 2016 the Company borrowed an aggregate of $350,000 from its Chairman and Chief Executive Officer under the terms of 12% convertible promissory notes.  The notes mature five years from the date of issuance and are convertible at the option of the holder at any time prior to maturity at a conversion price of $0.50 per share.  The Company used the proceeds for working capital.

ITEM 6.

EXHIBITS.

No.	Description
10.24

Consulting Services Agreement dated July 5, 2016 by and between Bright Mountain Media, Inc. and Almorli Advisors Inc. (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-213347, as filed on August 26, 2016).

10.25

Consulting Agreement dated July 5, 2016 by and between Bright Mountain Media, Inc. and Hallmark Investments, Inc. (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-213347, as filed on August 26, 2016).

10.26

Website Management Services Agreement between David Axe and Bright Mountain, LLC (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-213347, as filed on August 26, 2016).

10.27

Publisher Licensing Agreement dated January 1, 2016 between Havok Media, LLC and Bright Mountain Media, Inc. (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-213347, as filed on August 26, 2016).

21.1	Subsidiaries of the registrant (incorporated by reference to the Registration Statement on Form S-1, SEC File No. 333-213347, as filed on August 26, 2016).
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

———————

*

filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

November 18, 2016	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

November 18, 2016	By:	/s/ Dennis W. Healey
Dennis W. Healey, Chief Financial Officer