Form 10-K
period 2016-12-31
Bright Mountain Media, Inc.
filed 2017-03-31
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $12,770,000 as of June 30, 2016.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 44,915,131 shares of common stock are issued and outstanding as of March 31, 2017.

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

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	our history of losses and our ability to continue as a going concern;
•	our ability to successfully integrate the operations of the Black Helmet Apparel business;
•	our ability to close the Daily Engage Media acquisition and launch the Bright Mountain Media Ad Network;
•	a failure to successfully transition to primarily advertising based revenue model;
•	the impact of seasonal fluctuations on our revenues;
•	once established, our failure to detect advertising fraud;
•	our dependence on our relationships with Amazon, eBay and PayPal;
•	our dependence on a limited number of vendors;
•	our dependence on our relationship with Google AdSense;
•	acquisitions of new businesses and our ability to integrate those businesses into our operations;
•	online security breaches;
•	failure to effectively promote our brand;
•	our ability to protect our content;
•	our ability to protect our intellectual property rights and our proprietary content;
•	the success of our technology development efforts;
•	additional competition resulting from our business expansion strategy;
•	liability related to content which appears on our websites;
•	regulatory risks;
•	dependence on executive officers and certain key employees and consultants;
•	our ability to hire qualified personnel;
•	third party content;
•	possible problems with our network infrastructure;
•	the historic illiquid nature of our common stock;
•	risks associated with securities litigation;
•	material weaknesses in our internal control over financial reporting;
•	the lack of cash dividends on our common stock;
•	provisions of our charter and Florida law which may have anti-takeover effects;
•	control of our company by our management; and
•	the dilutive effect of conversion of our 10% Series A convertible preferred stock and/or the payment of stock dividends on those shares to our common shareholders.

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

ii

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “our,” “us,” and similar terms refers to Bright Mountain Media, Inc., a Florida corporation formerly known as Bright Mountain Acquisition Corporation, and our subsidiaries.  In addition, "fourth quarter of 2016" refers to the three months ended December 31, 2016, “2016” refers to the year ended December 31, 2016, "fourth quarter of 2015" refers to the three months ended December 31, 2015, “2015” refers to the year ended December 31, 2015 and “2017” refers to the year ending December 31, 2017.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia.com is not part of this report.

iii

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Overview

We are a digital media holding company for online assets primarily targeted to the military and public safety sectors. We are dedicated to providing “those that keep us safe” places to go online where they can do everything from staying current on news and events affecting them, look for jobs, share information, communicate with the public, and purchase products. We own and manage websites which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with information and news that we believe may be of interest to them. We have placed a particular emphasis on providing quality content on our websites to drive traffic increases. Our websites feature timely, proprietary and aggregated content covering current events and a variety of additional subjects targeted to the specific demographics of the individual website. Our business strategy requires us to continue to provide this quality content to our niche markets and to grow our business, operations and revenues both organically and through acquisitions.

Presently, we generate revenue from two segments: product sales and services. Services include advertising revenue and subscriptions. While more than 78% of our revenues are generated from product sales in 2016, we intend to monetize our website traffic by attracting local, national and international advertisers, begin selling subscriptions to our websites and establishing the Bright Mountain Ad Network.

Currently, in addition to our corporate website, www.brightmountainmedia.com, we own the following website properties which we have acquired or developed since 2013:

•	Advertisetothemilitary.com	•	Militaryhousingrentals.com
•	BlackHelmetApparel.com	•	Militarystarter.com
•	Bootcamp4me.com	•	Popularmilitary.com
•	Bootcamp4me.org	•	Sargeslist.com
•	Brightwatches.com	•	Teacheraffairs.com
•	Coastguardnews.com	•	Thebright.com
•	Fdcareers.com	•	Thebrightmail.com
•	Fireaffairs.com	•	Usmclife.com
•	Firefightingnews.com	•	Wardocumentaryfilms.com
•	Gopoliceblotter.com	•	Warisboring.com
•	JQPublicblog.com	•	Welcomehomeblog.com
•	Leoaffairs.com	•	Thebravestonline.com
•	Leofundme.com	•	Thebrightnetwork.com

We also partner with third parties on five additional websites, havokjournal.com, Article107News.com, lawoffice.com, jointhemilitary.org and yuuut.com, under revenue sharing arrangements.

Over the past four years we have experienced rapid visitor growth, both organically and through acquisitions. With 26 website properties in addition to our corporate website, annual visits to our websites have increased from approximately 840,000 in 2013 to more than 57,000,000 visits in 2016. While we expect to continue to make strategic acquisitions in future periods, we believe that our visitor traffic has achieved sufficient critical mass to permit us to aggressively implement our strategy to monetize our traffic by:

•	launching the Bright Mountain Media Ad Network, a programmatic advertising network similar to Google Ad Sense or the AOL1 platform, to our niche demographics;

•	expanding internally or through outsourcing a sales force or call center to market direct ads to our websites and the launching of the Bright Mountain Media Ad Network;

•	begin selling subscriptions to selective websites;

•	pursue local, national and international advertisers whose targets are our niche users; and

•	seek ancillary sources of revenues through new products and services such as lead sales and employment advertisements.

We currently use social media, such as YouTube, Twitter and Facebook, as additional distribution methods of our content. As the behavior of Internet consumers continues to change, distribution of our content via traditional methods such as our websites may become less effective, and new distribution strategies may need to be accelerated. Consumers are increasingly using social networking sites, such as Facebook and Twitter, to communicate and to acquire and disseminate information. As consumers migrate more towards social networks, we expect to continue to build social elements into our content in order to make them available on social networks. We also expect to continue to expand our content to include video and audio.

The market and our demographics

Our niche market for the military and public safety sectors consists of a targeted U.S. demographic of in excess of 40 million users including their spouses. Adding their parents and other direct family members could increase the U.S. targeted market to approximately 100 million users. We also believe there are another estimated 100 million military and public safety personnel and their families outside the U.S. The largest segments of the market are military veterans and retired firefighters and law enforcement. The following chart provides insight into our targeted demographics in the United States:

Sources: (1) U.S. Bureau of Labor Statistics; (2) FBI; (3) National Fire Protection Association; (4) U.S. Department of Defense 2017 Budget; (5) U.S. Department of Defense 2014, Demographics Profile of the Military Community; (6) U.S. Department of Veterans Affairs Population Tables; and (7) National Survey of Veterans.

As a homogeneous group, our user profile should be attractive to local, national and international companies whose advertising budgets are shifting from print media, radio and television to the Internet. We believe that the market for the military and public safety providers is fragmented, and that we have an opportunity to become a leading player in the market through growth, consolidation and the creation of the Bright Mountain Media Ad Network which will be specifically targeted to our niche demographics.

As a result of the consistent increase in both the overall site traffic as well as unique visitors to our websites, we believe our company has reached sufficient critical mass to transition to a digital media company that generates most of its revenue from the sales of advertising on its websites. Together with revenues from our to-be-established Bright Mountain Media Ad Network, we believe that this natural evolution of our model will permit us to concentrate our efforts on growing our highest profit opportunities through the leverage of our website portfolios and the growing Internet audience. This is reinforced with our belief that digital marketing and advertising channels will experience budget increases as traditional print and other channels are likely to see budget reductions. We do anticipate, however, a time lag between the increase in expenses and the increase in advertising revenues as we implement our business strategy.

Current business and revenue streams

We have several revenue streams generated directly from our websites. The revenue streams consist principally of product sales and advertising revenue, which is generated primarily through the display of paid listings as well as display advertisements appearing on our websites and subscriptions. We generate advertising revenue either directly from companies who pay us a fee for advertising space, or by users “clicking” on website advertisements utilizing several ad network partners such as Google AdSense. We generate subscription revenues by the sale of access to career postings on one of our websites. The term of the subscriptions range from one month to 12 months and range in price from $8.95 to $77.00. Revenues are recognized, on a net basis, over the term of the subscription period. We generate product revenues by the sale of watches, clocks, apparel and accessories through our websites BlackHelmet.com, BrightWatches.com and Gopoliceblotter.com as well as through e-commerce distributor portals such as Amazon and eBay. Additionally, we expanded our product sales segment by adding a retail location in Delray Beach, FL in the fourth quarter of 2014. During the third quarter of 2016 we began expanding our existing retail space at this location which became operational in February 2017 to provide additional retail and inventory space. We believe that having a retail presence has allowed us to expand our product lines.

BrightWatches.com, BlackHelmet.com and Gopoliceblotter.com are web-based “stores” where shoppers can purchase a variety of products including watches, clocks and apparel. We maintain an inventory of watches and clocks. Customers that purchase products from Brightwatches.com pay us directly in a fully enabled payment and checkout process that permits payments for purchases using credit cards through the Internet-based payment processing service PayPal. Our watches and clocks are also available for purchase through eBay and Amazon. Fulfillment of our orders of watches and clocks are either handled directly by Amazon when purchases are made through it or by us for purchases made through eBay or BrightWatches.com. Customers that purchase products from either BlackHelmet.com or Gopoliceblotter.com pay us directly in a fully enabled payment and checkout process that permits payments for purchases using credit cards through the Internet-based payment processing services. Certain of our apparel products are also available on Amazon. Fulfillment of orders of apparel is either handled directly by Amazon when purchases are made through it, shipped directly by a third party who produces the apparel for us or shipped by us.

Other recent developments

Warisboring.com

In January 2016 we closed the acquisition of the www.warisboring.com website and all content and rights associated therewith pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 with War Is Boring, Ltd. Co. and its principal David Axe. The aggregate purchase price of the assets was $250,000, of which $100,000 was paid at closing and the balance of $150,000 will be paid monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. We also entered into a Website Management Services Agreement with Mr. Axe pursuant to which we engaged him to act as website manager for the www.warisboring.com website utilizing the War Is Boring, Ltd. content group. Under the terms of this agreement we agreed to pay Mr. Axe a monthly fee of $5,000 and pay the associated fees of the content group. The initial term of the agreement is for three years and may be renewed for an additional one year period upon the mutual consent of the parties. We may terminate the agreement upon 30 days’ notice in the event Mr. Axe should engage in willful misconduct as defined in the agreement.

Black Helmet Apparel

In December 2016 we acquired the assets of the Black Helmet Apparel business.  Launched in June 2008 Black Helmet® clothing and accessories feature designs that are hand drawn, unique and relay the fearless side of firefighting.  Following this transaction we have begun to leverage the unique designs and marketing aspects of Black Helmet Apparel to enhance and expand our online assets primarily targeted to the military and public safety sectors and have increased the inventory of Black Helmet Apparel to facilitate increased sales and take advantage of bulk purchasing discounts in an effort to increase margins on these products.

The Black Helmet clothing and accessories feature designs that are hand drawn, unique and relay the fearless side of firefighting, including:

•	T-shirts	•	jackets
•	sweatshirts	•	drinkware
•	wallets	•	knives
•	hats	•	jewelry, including bracelets, earrings and pendants
•	decals and patches	•	phone accessories
•	sunglasses

The designs used on the Black Helmet products are proprietary to us. Mr. James Love, a firefighter, is the principal graphic artist responsible for these unique designs, which are initially hand drawn by him prior to being converted to digital art.  Following our acquisition of the Black Helmet assets, which included all of the intellectual property rights associated with these designs, we engaged Mr. Love to provide certain consulting and advisory services to us including product designs.

Since acquiring this business, we are preparing to launch new t-shirt designs and new accessory products, including a knife design, a backpack, hybrid workout and casual shorts, sunglasses, ties, dress shirts, badge wallets and belts.  New hat designs are also in various stages of development.  We also expect to utilize these assets to expand the brand into the police and military demographics with new products targeted to our core demographics.

Seasonally, the business follows a similar pattern to other domestic retailers, with approximately 40% of the sales occurring in November through mid-December for holiday gifts. Additionally, special emphasis and sales volume occurs surrounding St. Patrick’s Day and September 11.  Jackets and snow hats are offered for winter and shorts and sunglasses for summer.

The Black Helmet products are sold primarily through the website at www.blackhelmetapparrel.com.  We purchase products from a variety of local and international sources, and product sales are fulfilled from the Orlando, Florida warehouse.

Pending acquisition of Daily Engage Media and launch of the Bright Mountain Media Ad Network

In March 2017 we entered into a definitive agreement to purchase all of the membership interests of Daily Engage Media LLC ("Daily Engage") from unrelated third parties for $4.9 million consisting of cash and shares of our common stock.  In connection with the proposed acquisition of Daily Engage Media, at closing we will also enter into three year employment agreements with Messrs. Rezitis and Pagoulatos, two of the members, which provide for annual base compensation of $75,000 plus the ability to earn bonuses. The employment agreements are expected to contain customary confidentiality, non-intervention and assignment clauses.

Launched in 2015, Daily Engage Media is an ad network that connects advertisers with approximately 200 digital publications worldwide.  Following the closing of the transaction, we expect to complete the development of the ad exchange platform Daily Engage Media has under development and utilize that technology for the basis of launching our Bright Mountain Media Ad Network.  This new platform is expected to have a significant impact on our revenues and its capabilities will include:

•	server integration with several ad exchanges, making for extremely quick ad deployments;

•	leading targeting technology, allowing advertisers to pinpoint their marketing efforts to reach the military-public safety demographic across mobile, tablet, and desktop;

•	capable of handling any ad format, including video, display, and native ads; and

•	ad serving and self-service features for publishers and advertisers.

Our Bright Mountain Media Ad Exchange will be a trading desk for publishers and advertisers where they will be able to login and choose from various features to maximize their earning potential. Publishers will be able to select a variety of ad units for their video, mobile, display and native advertisements and also have the ability to create their own unique ad formats. Advertisers will be able to choose where their ads will be seen using our filters or by connection directly with the publisher through our platform.

We are dependent upon the proceeds from a pending firm commitment public offering to close this pending transaction.  Accordingly, there are no assurances this transaction with close.

Our strategy

If we are successful in our goal to transition to a digital media company, we expect to continue to focus our efforts in the target markets of military, law enforcement, and first responders – groups known by many advertisers and brands as ‘our country’s heroes.’ Our business strategy is to provide quality content that focuses on all of these audience segments which we believe allows us to reach a deeper and broader niche demographic than our competitors.

We also expect to continue to seek strategic acquisitions that are related to our core mission and niche demographic which, to date, have been instrumental to our growth strategy. We believe that all of the programs and efforts to develop organic website traffic, and bring users and consumers to our websites, will continue to be enhanced through the addition of strategic acquisitions of other Internet properties.

Our acquisition strategy is a reflection of our primary goals and is a basic tool to help accelerate the achievements of our core objectives which are:

•	growth of visitor traffic in our core demographics;

•	growth of our service revenue; and

•	leveraging our visitor traffic to further the growth of our e-commerce segment.

Once we acquire a website property, we improve the look and feel of the website to increase its appeal to our audience and add additional content targeted to the specific demographics of the acquired website property. In many instances we retain the services of the prior operator of the acquired website property for a transition period following the transaction to ensure a seamless integration into the Bright Mountain family of websites. It has been our experience that the improvements we make to acquired website properties have significantly increased historic website traffic to these sites.

Key relationships

We purchase a substantial amount of the products we sell through our websites from two vendors: Citizens Watch Company of America, Inc., and Bulova Corporation. During 2016, purchases from Citizens accounted for 38% and purchases from Bulova accounted for 17% of the total products purchased. These two vendors accounted for 34% and 26%, respectively, of total products purchased in 2015.

We sell many of our products through various e-commerce distribution portals, which include Amazon and eBay. During 2016, these two distributor portals accounted for 65% and 10%, respectively of our total revenue. During 2015, these two portals accounted for 88% and 6%, respectively, of our total sales. A substantial amount of payments for our products sold are processed through PayPal and Stripe.

We offer display advertising on our websites either through direct advertisements or through numerous third party providers, including Google AdSense. Google AdSense is a free service, which displays text or image ads that correspond to the keywords of the content of the page on which the ad is shown. Each time a user of a host website clicks on an AdSense advertisement, Google provides a flat fee to the operators of that website on behalf of the applicable advertiser. Approximately 21% of our total revenue in 2016 from services came from Google AdSense as compared to approximately 36% in 2015.

Technology

Our top technical priority is the fast and reliable delivery of pages to our users. Our systems are designed to handle traffic and network growth. We rely on multiple tiers of redundancy/failover and third-party content delivery network to achieve our goal of 24 hours, seven-days-a-week Website uptime. Regular automated backups protect the integrity of our data. Our servers are continuously monitored by numerous third-party and open-source monitoring and alerting tools.

Competition

The Internet and industries that operate through it are intensely competitive. We compete with other companies that have significantly greater financial, technical, marketing, and distribution resources. Our competitors include Yahoo!, AOL and its subsidiary Huffington Post.  Both AOL and Huffington Post were recently acquired by Verizon Communications as it looks for growth in the digital, mobile and video marketplace, and its previously announced pending acquisition of Yahoo! remains pending as of the date of this report.

We believe that we can effectively compete in the marketplace for the following reasons:

•	we have limited ourselves to certain niche, but significant and identifiable, markets;

•	we have customized our websites to the interests of our users and provide excellent content and news;

•	our CEO, W. Kip Speyer, has had extensive entrepreneurial and management experience, including experience with public companies;

•	we have a highly focused group of 44 people, which include writers, programmers, researchers, site managers and editors, and 22 direct full-time and three part-time employees; and

•	we are able to manage future growth without a substantial increase in our infrastructure.

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

Mark	Federal registration number	Expiration (1)	Description of Mark Usage

“BRIGHT WATCHES.COM” Design and Service Mark	4,763,256	June 30, 2025	Design and service mark for online retail store services featuring watches and clocks.

“THE BRIGHT NETWORK” Design and Service Mark	4,726,578	April 28, 2025	Design and service mark for electronic mailing services.

“BRIGHT WATCHES” Trade and Service Mark	4,686,168	February 10, 2025	Service mark for online retail services featuring watches and clocks.

“WOLFHUNTER” Character Mark	4,517,881	April 22, 2024	Standard Character mark.

“WOLFHUNTER” Design Mark	4,517,697	April 22, 2024	Design mark

Mark	Federal registration number	Expiration (1)	Description of Mark Usage
“THEBRIGHT.COM” Logo Trade Mark and Service Mark	4,497,074	March 18, 2024

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

“BE CAREFUL IT'S YOUR MONEY” Trade Mark	4,199,431	August 28, 2022	Word mark for bulletin concerning financial research.

“FIVE PEAKS” Service Mark	4,129,833	April 17, 2022	Word mark for providing research services in the field of finance and investment.

“FIVE PEAKS” Service Mark	4,218,990	October 2, 2022	Design mark for providing research services in the field of finance and investment.

“BRIGHT MOUNTAIN” Service Mark	4,081,251	January 3, 2022	Word mark for providing online classified advertisements in the field of finance; providing online advertisement of the goods and services of others.

“BRIGHT MOUNTAIN” Service Mark	4,218,978	October 2, 2022	Design mark for providing online classified advertisements in the field of finance; providing online advertisement of the goods and services of others.

"BLACK HELMET" Trademark	4028799	September 20, 2021	Word mark for various Black Helmet merchandise

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

Employees

At March 15, 2017 we had 22 full-time and three part-time employees. We also utilize the services of 22 independent contractors who provide content, operational and related website services. There are no collective bargaining agreements covering any of our employees.

Government regulation

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated. We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the Federal Trade Commission, or “FTC,” the Federal Communications Commission, or “FCC,” and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or “CAN-SPAM Act,” which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, and federal and state regulations covering the treatment of member data that we collect from endorsers.

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

The FTC adopted “Guides Concerning the Use of Endorsements and Testimonials in Advertising” on October 5, 2009. These guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements. Because some of our marketing campaigns entail the engagement of consumers to refer other consumers in their social networks to view adds or take action, and both we and the consumer may earn cash and other incentives, any failure on our part to comply with these guides may be damaging to our business. We currently do not take any steps to monitor compliance with these guides. In the event of a violation, the FTC could potentially identify a violation of the guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

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

RISKS RELATED TO OUR COMPANY

We have a history of losses.

We incurred net losses of $2,667,051 and $1,673,094, respectively, for 2016 and 2015. At December 31, 2016 we had an accumulated deficit of $8,824,806. While our revenues increased 14% for 2016 from 2015, our selling, general and administrative expenses, or “SG&A”, increased 40% in 2016 from 2015. Included in this increase in our SG&A in 2016 from 2015 is a 154% increase in non-cash expenses in 2016 from 2015 which was primarily attributable to a $321,056 non-cash amortization of debt discount we recognized upon the conversion of outstanding debt during 2016 as described elsewhere herein.  We anticipate that our operating expenses will continue to increase and we may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to significantly increase our revenues and cash flow to a level, which supports profitable operations and provides sufficient funds to pay our obligations.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $8,824,806 at December 31, 2016. We have been and expect to continue funding our business until, if ever, we generate sufficient cash flow to internally fund our business, with and through sales of our securities. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level, which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

There are no assurances we will close the pending public offering, the acquisition of Daily Engage Media or launch the Bright Mountain Media Ad Network.

In March 2017 we entered into an agreement to purchase Daily Engage Media, utilizing a portion of the proceeds of a pending firm commitment public offering of our securities.  Thereafter, utilizing technology which is being developed by Daily Engage Media and proceeds from the offering we will launch the Bright Mountain Media Ad Network.  Our ability to close the acquisition of Daily Engage Media and launch the advertising network is wholly dependent upon the closing of the pending public offering.  While it is being underwritten on a firm commitment basis, the underwriter is not contractually bound to purchase the securities and close the public offering until such time as we enter into an underwriting agreement which occurs immediately prior to the effectiveness of the registration statement filed with the SEC for the offering.  We are unsure as to the timing of the effectiveness of the registration statement.  It is possible that the underwriter will determine at some time in the future prior to the effectiveness of the registration statement not to proceed with the offering, in which event we would be unable to close the acquisition of Daily Engage Media and our goal of launching the Bright Mountain Media Ad Network would be indefinitely postponed.  Accordingly, investors should not place undue reliance on the information in this report related to these future activities by us.

We could become subject to seasonal fluctuations in our revenues in future periods attributable to the sale of Black Helmet products.

Historically, Black Helmet reported 40% of its annual revenues in the fourth quarter, principally between mid-November and the end of December. It is anticipated that this seasonality may continue.  Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.

There are no assurances our transition to an advertising and subscription revenue based model will be successful.

During the fourth quarter of 2015, we began to transition our company to a digital media company that will generate most of its revenue from the sales of advertising on its websites thereby reducing our dependence on product sales revenues. During 2017 we also plan to expand our current subscription offering to include subscriptions to certain of our additional websites. While we believe that this natural evolution of our model will permit us to concentrate our efforts on growing our highest profit opportunities through the leverage of our website portfolios and growing Internet audience, there are no assurances we will be successful in these efforts. In addition to increasing our dependence on our relationship with Google until such time as we are able to launch the Bright Mountain Ad Network, we will become subject to significant competition from a variety of companies on a global scale with few barriers to entry in our market and many of these competitors have better name recognition and are better capitalized than our company. As a result, we may not be able to keep pace with our competitors’ marketing campaigns, pricing policies, and technological advances. We will also be required to adapt to rapidly changing technologies and industry standards and continually improve the speed, performance, features, ease of use and reliability of our websites. This includes making our products and services compatible and maintaining compatibility with multiple operating systems, desktop and mobile devices, and evolving network infrastructure. If we are unable to effectively adapt to competitive factors and compete effectively in the marketplace, it would have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.

We are dependent upon our relationships with Amazon, eBay and PayPal and one or more of these relationships can be terminated at will.

Product sales represented 78% of our total revenues for 2016 and 83%, of our total revenues in the 2015. We sell our products through various distribution portals, which include Amazon and eBay, and through direct sales. During 2016, Amazon accounted for 65%, eBay accounted for 10% and direct sales accounted for 25% of our total revenue from product sales. During 2015, Amazon accounted for 88%, eBay accounted for 6%, and direct sales accounted for 6% of our total revenue from product sales. A substantial amount of payments for our products sold are processed through PayPal and Stripe and Amazon handles certain fulfillment of product orders for us. Our agreements with any of these companies may be terminated at will. Due to high concentration and reliance on these portals, and the dependence on PayPal and Stripe, the loss of a working relationship with any of these entities could adversely affect our results of operations in future periods. Given the dominance of these entities in their respective sectors, in the event our relationship with one or more of these entities was terminated, there are no assurances we would be able to locate a suitable successor company.

Our product sales revenues have historically been dependent upon our relationships with two vendors. There are no assurances we will be able to continue to rely on those relationships in future periods.

During 2016 we purchased a substantial amount of the products we sell through our websites from two vendors: Citizens Watch Company of America, Inc., and Bulova Corporation. Citizens Watch Company of America, Inc. accounted for 38% and Bulova Corporation accounted for 17% of total products purchased in 2016. These two vendors accounted for 34% and 26%, respectively, of total products purchased in 2015. While we seek to continue to expand our product lines by adding companies to our list of vendors, and continue to expand our product lines and vendor relationships including through the acquisition of Black Helmet Apparel in December 2016 as described elsewhere in this report, due to our high reliance on these two vendors, the loss of one of these vendors could adversely affect our operations. We do not have any long term contracts with either vendor and these relationships can be terminated at will. There are no assurances our efforts to diversify our vendor base will be successful.

We are presently dependent on our relationship with Google AdSense to generate revenues from advertising sales.

We offer display advertising on our websites either through direct advertisements or through numerous third party providers, including Google AdSense. Approximately 21% of our total revenue in 2016 from services came from Google AdSense as compared to approximately 36% in 2015. From time-to-time Google may implement policy changes that could impact our ability to display ads. We expect that once developed and launched, all of our advertising revenue will come from the Bright Mountain Media Ad Network. Until such time, however, if our revenues from Google AdSense continue to increase in future periods, such potential policy changes could cause volatility in our advertising revenue and earnings and the loss of the access to Google AdSense could have an adverse effect on our business.

The acquisition of new businesses is costly and these acquisitions may not enhance our financial condition.

A significant element of our growth strategy is to acquire companies which complement our business. The process to undertake a potential acquisition can be time-consuming and costly. We have and continue to expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash and exposure to undisclosed or potential liabilities of acquired companies. In some instances, we may be required to provide historic audited financial statements for up to two years for acquisition targets in compliance with the rules and regulations of the SEC. The necessity to provide these audited financial statements will increase the costs to us of consummating an acquisition or, if it is determined that the target company cannot obtain the requisite audited financials, we may be unable to pursue an acquisition which might otherwise be accretive to our business. In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these businesses will enhance our future financial condition. To the extent that a business we acquire does not meet the performance criteria used to establish a purchase price, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

Online security breaches could harm our business.

User confidence in our websites depends on maintaining strong security features. While we have not experienced any security breaches to date, experienced programmers or “hackers” could penetrate sectors of our systems. Because a hacker who is able to penetrate network security could misappropriate proprietary information or cause interruptions in our services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially affect our operations, damage our reputation and expose us to risk of loss or litigation. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

We must promote the Bright Mountain brand to attract and retain users, advertisers and strategic partners.

The success of the Bright Mountain brand depends largely on our ability to provide high quality content which is of interest to our users. If our users do not perceive our existing content to be of high quality, or if we introduce new content or enter into new business ventures that are not favorably perceived by users, we may not be successful in promoting and maintaining the Bright Mountain brand. Any change in the focus of our operations creates a risk of diluting our brand, confusing users and decreasing the value of our website traffic base to advertisers. If we are unable to maintain or grow the Bright Mountain brand, our business would be severely harmed.

We may expend significant resources to protect our content or to defend claims of infringement by third parties, and if we are not successful we may lose rights to use significant material or be required to pay significant fees.

Our success and ability to compete are dependent on our proprietary content. We rely exclusively on copyright law to protect our content. While we actively take steps to protect our proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of our content, which could severely harm our business. In addition to content written by our employees, we also acquire content from various freelance providers and other third-party content providers. While we attempt to ensure that such content may be freely used by us, other parties may assert claims of infringement against us relating to such content. We may need to obtain licenses from others to refine, develop, market and deliver new content or services. We may not be able to obtain any such licenses on commercially reasonable terms or at all or rights granted pursuant to any licenses may not be valid and enforceable.

Failure to protect our intellectual property rights or claims by others that we infringe their intellectual property rights could substantially harm our business.

Our website domain names are crucial to our business. However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business. We also rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. Others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights. Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third party use, which could adversely affect our ability to compete.

Developing and implementing new and updated applications, features and services for our websites may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs.

Attracting and retaining users of our websites requires us to continue to provide quality, targeted content and to continue to develop new and updated applications, features and services for our websites. If we are unable to do so on a timely basis or if we are unable to implement new applications, features and services without disruption to our existing ones, our ability to continue to expand our website traffic will be in jeopardy. The costs of development of these enhancements may negatively impact our ability to achieve profitability. There can be no assurance that the revenue opportunities from expanded website content, or updated technologies, applications, features or services will justify the amounts ultimately spent by us.

Our technology development efforts may not be successful in improving the functionality of our network, which could result in reduced traffic on our websites.

If our websites do not work as intended, or if we are unable to upgrade the functionality of our websites as needed to keep up with the rapid evolution of technology for content delivery, our websites may not operate properly, which could harm our business. Additionally, software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm our business.

We are dependent upon consultants to provide key operational support for our Black Helmet Apparel business.

In connection with our acquisition of the assets of the Black Helmet Apparel business, we entered into consulting agreements with the two principals to provide operational services for those assets. If we should lose the services of one or both of these individuals our ability to effectively operate and grow that portion of our business will be in jeopardy until such time as we are able to recruit and engage suitable replacements.

We are dependent upon independent writers to provide content for our warisboring.com website.

In connection with our acquisition of the warisboring.com website and associated content in January 2016, we entered into a Website Management Services Agreement with the seller under which he was engaged to manage the website for us on a full-time basis. Under the terms of this agreement he is also responsible for providing continuing access to the same content group which provided content to the website before we acquired it. We are dependent upon this group of contributors to provide proprietary content for this website. We do not have any agreements with these individual content providers and there are no restrictions on these independent contractors which prohibit them from providing content to competing websites. If we should lose the services of one or more of these content providers for this website our ability to provide proprietary content on this website will be in jeopardy until such time as we are able to recruit and engage suitable replacement content providers.

Our ability to deliver our content depends upon the quality, availability, policies and prices of certain third-party service providers.

We rely on third parties to provide website hosting services. In certain instances, we rely on a single service provider for some of these services. In the event the provider were to terminate our relationship or stop providing these services, our ability to operate our websites could be impaired. Our ability to address or mitigate these risks may be limited. The failure of all or part of our website hosting services could result in a loss of access to our websites which would harm our results of operations.

We may be held liable for content, blogs or third party links on our website or content distributed to third parties.

As a publisher and distributor of content over the Internet, including blogs which appear on our websites and links to third-party websites that may be accessible through our websites, or content that includes links or references to a third-party’s website, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from our websites. These types of claims have been brought, sometimes successfully, against online services, websites and print publications in the past. Other claims may be based on errors or false or misleading information provided on linked websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on links to sexually explicit websites. Although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liabilities imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our financial condition and business. Implementing measures to reduce our exposure to these forms of liability may require us to spend substantial resources and limit the attractiveness of our websites to users.

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

We depend on the services of our Chief Executive Officer and our Vice President - Digital and the loss of either of their services could harm our ability to operate our business in future periods

Our success largely depends on the efforts, reputation and abilities of W. Kip Speyer, our Chief Executive Officer, and Todd F. Speyer, our Vice President - Digital. While we are a party to an employment agreement with Mr. Kip Speyer and do not expect to lose his services in the foreseeable future, the loss of the services of Mr. Kip Speyer could materially harm our business and operations in future periods. We are not a party to an employment agreement with Mr. Todd Speyer, his son. While we do not expect to lose the services of Mr. Todd Speyer in the foreseeable future, if he should choose to leave our company our business and operations could be harmed until such time as we were able to engage a suitable replacement for him.

We must hire, integrate and/or retain qualified personnel to support our expected business expansion.

Our success also depends on our ability to attract, train and retain qualified personnel. In addition, because our users must perceive the content of our websites as having been created by credible and notable sources, our success also depends on the name recognition and reputation of our editorial staff. Competition for qualified personnel is intense and we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract and retain qualified personnel, our business will suffer.

We deliver advertisements to users from third-party ad networks which exposes our users to content and functionality over which we do not have ultimate control.

We display pay-per-click, banner, cost per acquisition "CPM", direct, and other forms of advertisements to users that come from third-party ad networks. We do not control the content and functionality of such third-party advertisements and, while we provide guidelines as to what types of advertisements are acceptable, there can be no assurance that such advertisements will not contain content or functionality that is harmful to users. Our inability to monitor and control what types of advertisements get displayed to users could have a material adverse effect on our business, financial condition and results of operations.

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

If our services were to be interrupted, it could cause loss of users, customers and business partners, which could have a material adverse.

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic.

Our websites are hosted by third party providers. Any disruption of in the computing platform at these third party providers could result in a service outage. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in the hosting of our websites. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our website and could cause advertisers to terminate any agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.

Our websites must accommodate high volumes of traffic and deliver frequently updated information. While we have not experienced any systems failures to date, it is possible that we may experience systems failures in the future and that such failures could harm our business. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our websites. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any of these system failures could harm our business.

Privacy concerns could impair our business.

We have a policy against using personally identifiable information obtained from users of our websites without the user’s permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we use personal information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and electronic commerce merchants. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify Internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements in the future. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

We are subject to a number of regulatory risks. Any failure to comply with the various regulations could adversely impact our business in future business.

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

Risks Related to the Ownership of our Securities

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles, or “GAAP”. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. We identified material weaknesses, which included:

•

our company currently has only two employees who are responsible for handling the cash and making deposits, posting cash receipts, writing and mailing checks, and posting cash disbursements. Our CFO reviews bank statements and reconciliations on a monthly basis as a mitigating control until such time as funds are available to us to create a position to segregate duties consistent with control objectives, and

•	we do not currently have monitoring controls in place to ensure correct analysis and application of GAAP.

While we have implemented a plan to remediate these weaknesses, we cannot assure you that we will be able to remediate these weaknesses, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. Our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect our the market price of shares of our common stock or warrants and we may be unable to maintain compliance with NASDAQ listing requirements.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of potential gain.

We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our shares of common stock and warrants will be your sole source of gain for the foreseeable future.

Some provisions of our charter documents and Florida law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders and may prevent attempts by our shareholders to replace or remove our current management.

Provisions in our amended and restated articles of incorporation and amended and restated bylaws, as well as provisions of Florida law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, or remove our current management. These include provisions that:

•	permit our board of directors to issue up to 20,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;

•

provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•

provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide advance notice in writing, and also satisfy requirements as to the form and content of a shareholder’s notice;

•

not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and

•	provide that special meetings of our shareholders may be called only by the board of directors or by the holders of at least 40% of our securities entitled to notice of and to vote at such meetings.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, who are responsible for appointing the members of our management. Section 607.0902 of the Florida Business Corporation Act provides provisions which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our shareholders. As permitted under Florida law, we have elected not to be governed by this statute. Any provision of our amended and restated articles of incorporation, amended and restated bylaws or Florida law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of common stock or warrants, and could also affect the price that some investors are willing to pay for our shares of common stock or warrants.

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control

Our common stock ownership is highly concentrated. Mr. W. Kip Speyer, our Chief Executive Officer and Chairman of the Board, together with members of our board of directors and a principal shareholder, beneficially owns approximately 56% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, Mr. Speyer and our Board may be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

The conversion of our outstanding 10% Series A convertible preferred stock and/or payment of stock dividends on these shares will be dilutive to our common shareholders.

At March 31, 2017 we had 100,000 shares of our 10% Series A convertible preferred stock outstanding. These shares are convertible into shares of our common stock on a one for one basis at the option of the holder at any time until December 30, 2017, at which time they are automatically converted into common stock if not previously converted. The conversion of these shares of preferred stock will result in the issuance of an additional 100,000 shares of our common stock. In addition, the designations, rights and preferences of the 10% Series A convertible preferred stock provide that a 10% annual dividend is payable in shares of our common stock at a rate of one share of common stock for each 10 shares of preferred stock outstanding. These dividends are payable in January of each year. The issuance of shares of our common stock upon the conversion of the 10% Series A convertible preferred stock and/or as payment of dividends on the shares will be dilutive to our existing shareholders and could adversely impact the market price of our common stock, should a market be developed of which there is no assurance.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

DESCRIPTION OF PROPERTY.

We leases our corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014 was amended on July 30, 2015 to increase the original approximate 2,014 square feet to approximately 4,450 square feet.  The term of the lease was extended and will terminate on March 14, 2019 at a current base rent of for a term of approximately $8,978 per month for the first twelve months with a 3% escalation each year. An additional security deposit of $2,500 was required. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water. The original rent commencement date is October 11, 2014 and will expire on March 14, 2019.

We lease retail space for our product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a long-term, non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014, is for approximately 2,150 square feet for a term of 36 months in Delray Beach, Florida at a base rent of approximately $2,329 per month for the first 12 months with a 3% escalation each year. A security deposit of $3,865, first month's prepaid rent of $3,865, and last month's prepaid rent of $4,015 was paid upon lease execution. The lease is a triple net lease. Common area maintenance is approximately $1,317 per month for the first 12 months with annual escalations not to exceed 4%. The rent commencement date is October 1, 2014 and was initially set to expire on September 30, 2017.  In January 2017, this lease was modified and extended concurrent with the expansion of our retail space in the same location.

In January 2017, we entered into an additional lease and modified and extended our existing lease for our retail site. The new lease agreement provides for an additional 2,720 square feet adjacent to our existing Delray Beach FL location commencing February 1, 2017, expiring January 31, 2022.  This lease provides for an initial monthly base rental of $1,757, representing a one-half reduction in rental payments for the first year as an accommodation.  Minimum base rental for year two is $3,513 per month, escalating 3% per year thereafter.  We also provided a $10,000 security deposit and prepaid $96,400 in future rents on the facility through the funding of certain leasehold improvements. Simultaneously, we modified our existing lease on the initial space, extending this lease to coincide with the new space, expiring January 31, 2022, at an initial base rental of $2,471 per month, escalating 3% per year thereafter.

On December 16, 2016, with an effective date of December 15, 2016 under the terms of the Asset Purchase Agreement, we acquired the assets constituting the Black Helmet apparel business including various website properties and content, social media content, inventory and other intellectual property rights. We also acquired the right to assume the lease of their warehouse facility consisting of approximately 2,667 square feet.  The lease was renewed for a three year term in April 2016 with an initial base rental rate of $1,641 per month, escalating at approximately 3% per year thereafter.

ITEM 3.

LEGAL PROCEEDINGS.

From time-to-time, we may be involved in litigation or be subject to claims arising out of our operations or content appearing on our websites in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business.  Regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors.

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

	High	Low

2015
First quarter ended March 31, 2015	$0.75	$0.70
Second quarter ended June 30, 2015	$0.65	$0.65
Third quarter ended September 30, 2015	$0.70	$0.51
Fourth quarter ended December 31, 2015	$0.85	$0.51

2016
First quarter ended March 31, 2016	$0.75	$0.69
Second quarter ended June 30, 2016	$0.85	$0.69
Third quarter ended September 30, 2016	$0.85	$0.85
Fourth quarter ended December 31, 2016	$0.85	$0.85

The last sale price of our common stock as reported on the OTCQB on March 14, 2017, the last reported transaction, was $.80 per share. As of March 31, 2017, there were approximately 50 record owners of our common stock.

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

Recent sales of unregistered securities

In January 2017 we issued 10,000 shares of our common stock as dividends on 100,000 shares of our outstanding 10% Series A convertible preferred stock in accordance with the designations, rights and preferences of such securities.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.

In January 2017 we issued 3,600 shares of our common stock valued at $3,060 as compensation to a consultant for services rendered to us.  The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information on our company.  The issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 4(a)(2) of that act.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2016 and 2015 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a digital media holding company for online assets primarily targeted to the military and public safety sectors. We own websites, which are customized to provide our niche users, including active duty, reserve and retired military, law enforcement, and fire fighters with information and news that may be of interest to them. We generate revenues from two segments, product sales and services. Services consist of advertising revenue and subscriptions. Within our product sales segment, we generate product sales revenue through e-commerce distributors portals such as Amazon and eBay, and direct sales though proprietary websites and a retail location. The following graph provides historical quarterly total revenue in the respective periods presented:

Quarterly Total Revenue

($ in thousands)

2012
2013
2014
2015
2016
$0
$71
$213
$310
$427
$3
$103
$252
$372
$429
$5
$152
$277
$431
$406
$57
$322
$427
$579
$645
Q1
Q2
Q3
Q4

Key 2016 highlights include:

•	total revenue of $1,933,785, a revenue increase of 14% as compared to 2015;
•	services revenue growth of 53% for 2016 as compared to 2015;
•	product sales revenue increased 6.4% in 2016 from 2015; and
•	acquired two new web properties as well as the assets of the Black Helmet Apparel business.

Many of these increases are being powered by website traffic increases of 39% for the fourth quarter of 2016 compared to the fourth quarter of 2015 as a result of organic growth and acquisitions.  The following graph provides information on the quarterly traffic to our proprietary websites over the respective quarterly periods presented:

Quarterly Website Traffic (Visits)

2016 was a transitional year for our company as we invested in the infrastructure required to create more content, website traffic and expand our ability to sell our advertising inventory.  Historically, a majority of our revenues have come from product sales.  As a result of the consistent increase in both the overall site traffic as well as unique visitors to our websites, we believe our company has reached sufficient critical mass to begin the multi-year transition to a media company that generates most of its revenue from the sales of advertising on its websites.  We believe that this natural evolution of our model will permit us to concentrate our efforts on growing our highest margin opportunities through the leverage of our website portfolios and growing Internet audience. To begin implementing the next segment of our business model, during the fourth quarter of 2015 we began a rebranding of our company which included a name change to “Bright Mountain Media, Inc.”

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

A key component of our growth also remains our acquisition strategy.  We remained committed to expanding our portfolio of web properties in 2016 and beyond with additional acquisitions that fit strategically into our business objectives. In 2016, we acquired www.warisboring.com and www.sargeslist.com. and in December 2016 we acquired the assets of the Black Helmet Apparel business. Following this transaction we have begun to leverage the unique designs and marketing aspects of Black Helmet Apparel to enhance and expand our online assets primarily targeted to the military and public safety sectors.

Our ability to continue our acquisition strategy, however, is dependent on our ability to raise additional working capital, both to fund the costs of the transactions as well as the integration and expansion of the acquired companies and web properties.  While we continue to increase our revenues, we reported a net loss of $2,667,051 for 2016.  During 2016 our average monthly negative cash flow was approximately $150,000.  As we continue to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate and we are not able at this time to quantify the amount of this expected increase.

We do not anticipate that we will generate sufficient revenue to fund our operations for the next 12 months. As a result, we will need to raise additional working capital to fund our ongoing operations as well as to provide additional funds for the further evolution of our business. During 2016 we raised approximately $2,300,000 in capital through the sale of equity and debt securities, including through sales to a related party. We presently estimate we will need to raise at least $2,000,000 to satisfy our working capital needs for the next 12 months. As described elsewhere herein, we do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Going Concern

For 2016, we reported a net loss of $2,667,051, net cash used in operating activities of $1,860,515 and we had an accumulated deficit of $8,824,806 at December 31, 2016.  The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2016 and 2015 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

	2016	2015	% Change
Product sales	$1,499,010	$1,408,481	6.4%
Revenues from services	434,775	283,598	53.3%
Total revenues	1,933,785	1,692,079	14.3%
Cost of sales – products	1,133,872	1,148,338	(0.01)%
Cost of sales - products as a percentage of product sales	75.6%	81.5%	(5.9)%
Gross profit	$799,913	$543,741	47.1%
Selling, general and administrative expenses	3,093,295	2,214,238	39.7%
(Loss) from operations	$(2,293,382)	$(1,670,497)	37.3%

Revenue

The increase in product sales of approximately 6% in 2016 was primarily attributable to our acquisition of the Black Helmet Apparel business in December 2016.  This sharp increase in service revenues reflects the increase in visitor traffic to our previously existing websites as well as traffic from additional websites acquired in 2016 and 2015.

In addition to our corporate website, we currently own 26 websites, and partner with third parties on five additional websites under a revenue sharing arrangement entered into in January 2016.   We intend to continue our concentration on increasing our website traffic through organic growth as well as acquisitions focused on our targeted market segment.

Cost of Sales

Cost of sales as a percentage of product sales declined in 2016 compared to the prior year. This decline was due in large part to larger discounts being offered on many of our watch products in 2015 that were not offered in 2016. These discounts were intended to liquidate slower moving items for a measured period, which was successful.  Following the recent acquisition of the assets of Black Helmet Apparel, we expect our margins on product sales will increase beginning in the first quarter of 2017 as this line of business historically reported pre-acquisition margins of 40%.  We do not incur any cost of sales related to our service revenues.

Selling, general and administrative expenses (SG&A)

A significant portion of the increase in selling, general and administrative expenses between years was attributable to non-cash expenses recognized including amortization expense attributable to websites acquired and impairment losses associated with previously acquired websites of an aggregate of $347,907 for 2016 as compared to $252,436 for 2015. In addition, stock options compensation expense totaled $147,472 in 2016 compared to $59,327 in 2015. This increase in option compensation expense is expected to increase as we continue to attract qualified employees while minimizing, as much as possible, cash demands related to increased staffing.  During 2016 we increased staffing to support targeted growth with salaries and employee medical expenses increasing 27% in 2016 compared to 2015. Legal fees increased 50% in 2016 over the prior year which includes 21% paid in stock in 2016. Rent expense increased 46% between periods reflecting expansion of our corporate offices in the third quarter 2016. SG&A is expected to increase in 2017 as we integrate and expand the operations of Black Helmet Apparel into our company and expand our administrative support functions.

Total other income (expense)

Total other income (expense) primarily reflects interest expense associated with our borrowings under convertible notes.  The significant increases in interest expense in 2016 reflects the conversion of $603,600 of principal and accrued interest owned under those notes into shares of our common stock during the third quarter of 2016 which required us to recognize the related unamortized debt discount as interest.

Quarterly results of operating data

The following table set forth our unaudited quarterly statements of operations data for three months ended December 31, 2016 and 2015. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended December 31,
	2016	2015
Revenues	$644,463	$579,035
Cost of revenue	396,134	415,192
Gross profit	248,329	163,843
Selling, general and administrative expenses	887,440	754,584
Loss from operations	(639,111)	(590,741)
Net (loss)	$(677,786)	$(591,977)
Net loss per share, basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding, basic and diluted	44,728,622	34,587,695

Selling, general and administrative expenses for the fourth quarter of 2016 increased by $132,856 over the same period in 2015. These increases included certain non-cash stock compensation expense, depreciation, and website acquisition related amortization and impairment expense.  These non-cash expenses totaled $204,907 for the fourth quarter of 2016 as compared to $137,481 for the same period in 2015. In addition, legal fees and insurance expense increased by $30,600 and $16,262, respectively between the periods.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2016 we had $162,795 in cash and cash equivalents and working capital of $355,344, as compared to cash and cash equivalents of $416,187 in cash and cash equivalents and working capital of $1,246,265 at December 31, 2015. Our principal sources of operating capital have been equity and debt financings from related parties. In 2016 we raised $800,000 through the sale of our securities and $1,475,000 through the sale of debt, including $975,000 through the sale of convertible notes to our chief executive officer.  In August 2016 the holders of $600,000 principal amount of our 12% convertible promissory notes, including the $500,000 principal amount of notes purchased by our chief executive officer prior to the conversion date, converted those notes into shares of our common stock, thereby satisfying those obligations and eliminating future interest payments. In August 2016 the holders of substantially all outstanding shares of our preferred stock converted those securities into shares of our common stock. Following these conversions, which left 100,000 shares of our 10% Series A convertible preferred stock remaining outstanding, we have substantially reduced all future dividend payments on our preferred stock.

During 2016 we utilized the proceeds we raised from these debt and equity financings to acquire one new web property, closed the acquisition of the assets of the Black Helmet Apparel business and provided funds to it for working capital, as well as to fund our other operations.

Cash flows

Net cash flows used in operating activities was $1,860,515 in 2016 as compared to net cash flows used in operating activities of $1,591,611 for 2015. In 2016 we used cash primarily to fund our net loss of $2,667,051.  In 2015 we used cash primarily to fund our net loss of $1,673,094, and for an increase in our inventory of $277,442.

Net cash flows used in investing activities in 2016 was $669,114 primarily attributable to our acquisition of the Black Helmet Apparel business in December 2016 and to our purchase of a website as compared to net cash flows used in investing activities of $196,979 for 2015.

Net cash flows provided by financing activities was $2,276,237 in 2016 as compared to $1,614,541 for 2015. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations.

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

Our adjusted EBITDA is defined as operating income/loss excluding:

•	non-cash stock option compensation expense;

•	depreciation;

•	acquisition-related items consisting of amortization expense and impairment expense;

•	interest; and

•	amoritization on debt discount.

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

The following is an unaudited reconciliation of net (loss) to adjusted EBITDA for the periods presented:

	For the Year Ended December 31,
	2016	2015
Net Loss	$(2,667,051)	$(1,673,094)
plus:
Stock compensation expense	147,472	59,327
Depreciation expense	13,955	14,248
Amortization expense	252,134	181,905
Amortization on debt discount	321,056	260
Impairment expense	95,773	70,531
Interest expense	52,682	2,627
Adjusted EBITDA:	$(1,783,979)	$(1,344,196)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. This identified material weaknesses, which include:

•

our company currently has only two employees who is responsible for handling the cash and making deposits, posting cash receipts, writing and mailing checks, and posting cash disbursements. Our CFO reviews bank statements and reconciliations on a monthly basis as a mitigating control until such time as funds are available to us to create a position to segregate duties consistent with control objectives, and

•

we do not currently have adequate  monitoring controls in place to ensure correct analysis and application of generally accepted accounting principles.

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added to our accounting and administrative staff allowing improved internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

Other Information.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of directors and executive officers

The following table provides information on our executive officers and directors:

Name	Age	Positions
W. Kip Speyer	68	Chief Executive Officer, President and Chairman of the Board
Todd F. Speyer	35	Vice President, Digital; Director
Dennis W. Healey	68	Chief Financial Officer; Director
Richard Rogers	60	Director
Todd Davenport	67	Director
Charles H. Lichtman	61	Director
Randolph Pohlman, PhD	73	Director

W. Kip Speyer has been our CEO, President and Chairman of the Board since May 2010. From 2005 to 2009 Mr. Speyer served as a director, the president and chief executive officer of Speyer Door and Window, LLC, which was sold to Haddon Windows, LLC (SecuraSeal, LLC, AccuWeld Corporation) in December 2009. From October 2002 to May 2005 Mr. Speyer had been a private investor. Mr. Speyer was president and chief executive officer of Intelligent Systems Software, Inc. from October 2000 through June 2002, whereby Mr. Speyer became chief executive officer of ICAD, Inc. (ICAD: NASDAQ) which was a combination of ISSI and Howtek, Inc. (HOWT:NASDAQ). Mr. Speyer was the president and chief executive officer of Galileo Corporation (GAEO: NASDAQ) from 1998 to 1999. Galileo Corporation changed its name to NetOptix (OPTX: NASDAQ) and was merged with Corning Corporation (GLW: NYSE) in a stock purchase in May 2000. From 1996 to 1998 Mr. Speyer was the president of Leisegang Medical Group, three medical device companies owned by Galileo Corporation. Prior to joining Galileo Corporation, Mr. Speyer founded Leisegang Medical, Inc. and served as its president and chief executive officer from 1986 to 1996. Leisegang Medical, Inc. was a company specializing in medical devices for women’s health. From 1982 to 1985 Mr. Speyer served as president of Hays Medical Companies, a six-company multi-national and part of the Hays Group. Mr. Speyer is a graduate of Northeastern University, Boston, Massachusetts, where he earned a Bachelor of Science Degree in Business Administration in 1972. Mr. W. Kip Speyer is active in many local charities and is the father of Mr. Todd F. Speyer, our Vice President, Digital and a director. Mr. Speyer’s experience as the Chief Executive Officer and/or Chairman of the board of directors of other public companies were factors considered by our board of directors in concluding that he should be serving as a director of our company.

Todd F. Speyer has been a member of the board of directors and an employee of our company since January 2011, currently serving as our Vice President, Digital. Mr. Speyer is responsible for the content and operations of the company’s owned websites. For the previous five and one half years, he has been responsible for the integration of all website organic growth and acquisitions, including content, design and visitor traffic. Overall, our visitor traffic, during this period, has grown from 208,000 per year to over 57,000,000 per year. Previously, Mr. Speyer was our Director of Business Development, helping locate acquisitions and shaping the website portfolio. Prior to joining our company, Mr. Speyer was the marketing and product manager for Speyer Door and Window from 2005 to 2009. Mr. Speyer graduated from Florida State University in 2004 with a Bachelor of Arts Degree in English Literature. Mr. Todd F. Speyer is the son of Mr. W. Kip Speyer, our CEO, President and Chairman. Mr. Speyer’s website development experience as well as his marketing experience were factors considered by our board of directors in concluding that he should be serving as a director of our company.

Dennis W. Healey has been a member of our board of directors and our Chief Financial Officer since June 2016. Prior to joining our company, Mr. Healey, a certified public accountant, provided accounting and financial reporting services to various private and public companies since August 2014. Prior thereto, from October 2011 until August 2014 he served as Chief Financial Officer of As Seen On TV, Inc. (OTCPink: ASTV), a direct response marketing company. Mr. Healey also served as a member of the board of directors of As Seen On TV, Inc. from April 2014 until August 2014. From November 2007 through October 2011, Mr. Healey provided accounting and financial reporting services to various private and public companies, including As Seen On TV, Inc. From 1980 until October 2007, Mr. Healey served as Vice President of Finance and Chief Financial Officer of Viragen, Inc., a public company then listed on the American Stock Exchange which specialized in the research and development of biotechnology products. Viragen, Inc. filed for an assignment for the benefit of creditors in October 2007. Prior to joining Viragen, from 1973 until 1976 he was a Senior Accountant with Ernst & Young LLP Mr. Healey received a B.B.A. degree in accounting from the University of Florida and is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Healey served in the U.S. Marines from 1966 to 1969 and served in Vietnam. Mr. Healey's prior public company experience as well as his financial expertise were factors considered by our board of directors in concluding that he should be serving as a director of our company.

Richard Rogers has been a member of our board of directors since July 2013. For more than the past five years, Mr. Rogers has been the president and chief executive officer of On Course Insurance, Inc., which provides custom insurance analysis to create the appropriate customer solution for its clients. As an independent agency, On Course Insurance represents multiple insurance carriers. Mr. Rogers has been in the insurance industry since 1985. Mr. Rogers is a graduate of West Chester University and earned his Bachelor of Science Degree in pre-law in 1978. Mr. Rogers' business experience, with a concentration in a regulated industry, was the factor considered by our board of directors in concluding that he should be serving as a director of our company.

Todd F. Davenport has been a director since February 2012. Mr. Davenport is an accomplished executive with significant domestic and international marketing, sales and general managerial experience. He most recently served as President and CEO of Oxira Medical, Inc., Boca Raton, FL from 2008 to 2012. Oxira Medical, Inc., formerly known as Breeze Medical, Inc., was a pre-commercialization stage company targeting the development of catheter-based medical products to be used in the treatment of coronary arteries. Mr. Davenport was recruited by the Board of Cardio Optics, Inc. to be its President and CEO, where he worked from 2005 to 2007. Prior to that he was President, CEO and co-founder of Viacor, Inc. from 2000 to 2004. During this time he was the co-inventor of eight issued U.S. patents. Mr. Davenport’s early career began in 1972 where he worked as a Sales Rep for C.R. Bard, Inc., a major international medical device company. Additional work experience included Vice President of Sales and Marketing for the Cordis Corporation from 1974 to 1986, Vice President and GM for Abiomed, Inc. from 1986 to 1990, Vice President of Marketing and Sales at Baxter International, Inc. from 1990 to 1992, President, International Division, St. Jude Medical, Inc., from 1992 to 1995. Mr. Davenport served on the Boards of the World Medical Manufacturing Corporation from 1995 to 1996 and Net Optix, Inc. from 1997 to 2000. Mr. Davenport graduated from Kent State University with a Bachelor of Science in Journalism. Mr. Davenport's marketing, sales and executive experience were factors considered by our board of directors in concluding that he should be serving as a director of our company.

Charles H. Lichtman has been a member of our board of directors since October 2014. For more than the past 10 years he has been a partner at the law firm of Berger Singerman in its Fort Lauderdale, Florida office. Mr. Lichtman’s practice focuses on complex commercial litigation and trial practice. He has significant experience in large fraud, corporate shareholder, finance and receivership/trustee cases of all types and he is admitted to practice before the U.S. Supreme Court. Mr. Lichtman received an A.B. Double Major with honors from Indiana University and Juris Doctorate from DePaul University, College of Law. Mr. Lichtman's professional experience as an attorney was the factor considered by our board of directors in concluding that he should be serving as a director of our company.

Randolph Pohlman, PhD., has served as a member of our board of directors since March 2015. He is the Dean Emeritus and adjunct Professor of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University, the largest independent institution of higher education in the State of Florida and among the top 20 largest independent institutions nationally. He served as the Dean of the H. Wayne Huizenga School of Business and Entrepreneurship at Nova Southeastern University from 1995 through 2009. Prior to his arrival at Nova Southeastern University, Dr. Pohlman was a senior executive at Koch Industries, Inc., the second largest privately held company in the United States. He was recruited to Koch Industries, Inc. via Kansas State University, where for more than 10 years, he served in a variety of administrative and faculty positions, including holding the L.L. McAninch Chair of Entrepreneurship and Dean of the College of Business. Dr. Pohlman also served as a Visiting Research Scholar at the University of California, Los Angeles, and was a member of the Executive Education Advisory Board of the Wharton School of the University of Pennsylvania. From March 2012 until September 2014 Dr. Pohlman was a member of the board of directors of As Seen On TV, Inc. Dr. Pohlman served in the U.S. Air Force from 1968 to 1973, achieving the rank of Captain. Dr. Pohlman's extensive business experience and service on other public company boards were factors considered by our board of directors in concluding that he should be serving as a director of our company.

There are no family relationships between any of the executive officers and directors other than as set forth above. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the board increases the number of directors, the board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the shareholders.

Leadership structure, independence of directors and risk oversight

Mr. W. Kip Speyer serves as both our Chief Executive Officer and Chairman of our board of directors. Messrs. Rogers, Davenport and Lichtman and Dr. Pohlman are considered independent directors within the meaning of Rule 5605 of the NASDAQ Marketplace Rules, but none are considered a “lead” independent director.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of risks we face, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management process designed and implemented by management are adequate and functioning as designed. To do this, the chairman of the board meets regularly with management to discuss strategy and the risks facing our company. Senior management attends the board meetings and is available to address any questions or concerns raised by the board on risk management and any other matters. The chairman of the board and independent members of the board work together to provide strong, independent oversight of our company’s management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Committees of our board of directors

In May 2015 our board of directors established a standing Audit Committee and a standing Compensation Committee. In August, 2016 our board of directors established a standing Corporate Governance and Nominating Committee. Each committee has a written charter. The charters are available on our website at www.brightmountainmedia.com. All committee members are required to be independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Dr. Randolph Pohlman	✓		✓
Charles H. Lichtman	✓		✓
Todd Davenport	✓	✓	✓
Richard Rogers		✓

Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements; and

•	the qualifications and independence of our independent registered public accountants.

The Audit Committee is composed of three directors, each of whom has been determined by the board of directors to be independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules. The board has determined that Dr. Pohlman qualifies as an “audit committee financial expert” as defined by the SEC.

Compensation Committee

The Compensation Committee assists the board in:

•	determining, in executive session at which our Chief Executive Officer is not present, the compensation for our CEO or President, if such person is acting as the CEO;

•	discharging its responsibilities for approving and evaluating our officer compensation plans, policies and programs;

•	reviewing and recommending to the board regarding compensation to be provided to our employees and directors; and

•	administering our stock compensation plans.

The Compensation Committee is charged with ensuring that our compensation programs are competitive, designed to attract and retain highly qualified directors, officers and employees, encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our shareholders. The Compensation Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee:

•	assists the board in selecting nominees for election to the Board;

•	monitors the composition of the board;

•	develops and recommends to the board, and annually reviews, a set of effective corporate governance policies and procedures applicable to our company; and

•	regularly reviews the overall corporate governance of the Corporation and recommends improvements to the board as necessary.

The purpose of the Corporate Governance and Nominating Committee is to assess the performance of the board and to make recommendations to the board from time to time, or whenever it shall be called upon to do so, regarding nominees for the board and to ensure our compliance with appropriate corporate governance policies and procedures. The Corporate Governance and Nominating Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

Shareholder nominations

Shareholders who would like to propose a candidate may do so by submitting the candidate’s name, resume and biographical information to the attention of our Corporate Secretary. All proposals for nomination received by the Corporate Secretary will be presented to the Corporate Governance and Nominating Committee for appropriate consideration. It is the policy of the Corporate Governance and Nominating Committee to consider director candidates recommended by shareholders who appear to be qualified to serve on our board of directors. The Corporate Governance and Nominating Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the board of directors and the committee does not perceive a need to increase the size of the board of directors. In order to avoid the unnecessary use of the Corporate Governance and Nominating Committee’s resources, the committee will consider only those director candidates recommended in accordance with the procedures set forth below. To submit a recommendation of a director candidate to the Corporate Governance and Nominating Committee, a shareholder should submit the following information in writing, addressed to the Corporate Secretary of Bright Mountain at our main office:

•	the name and address of the person recommended as a director candidate;

•	all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act;

•	the written consent of the person being recommended as a director candidate to be named in the proxy statement as a nominee and to serve as a director if elected;

•

as to the person making the recommendation, the name and address, as they appear on our books, of such person, and number of shares of our common stock owned by such person; provided, however, that if the person is not a registered holder of our common stock, the person should submit his or her name and address along with a current written statement from the record holder of the shares that reflects the recommending person’s beneficial ownership of our common stock; and

•	a statement disclosing whether the person making the recommendation is acting with or on behalf of any other person and, if applicable, the identity of such person.

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

Director compensation

In August 2016 our board of directors adopted a compensation policy for our independent directors under which directors will receive an option grant for each board meeting, of an option to purchase 2,500 shares for meetings attended in person or an option to purchase 2,000 shares for meetings attended telephonically. All option grants will be made at fair market value. Committee members do not receive any additional compensation for committee membership.

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2016. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Richard Rogers			1,772				1,772
Todd Davenport			20,126				20,126
Charles Lichtman			886				886
Dr. Randolph Pohlman			31,712				31,712

———————

(1)

The amounts included in the “Option Awards” column represent the aggregate grant date fair value of the stock options granted to directors during 2016, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 12 of the notes to our consolidated financial statements appear later in this report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2016, except (i) Mr. Kip Speyer failed to timely three Form 4s each reporting one acquisition; (ii) Mr. Lichtman failed to timely file three Form 4s, each reporting one acquisition; (iii) Mr. Rogers failed to timely file one Form 4 reporting one acquisition; and (iv) Mr. Andrew Handwerker, a principal shareholder, failed to timely file one Form 4 reporting one acquisition. With the exception of one Form 4 by Mr. Lichtman reporting one acquisition in December 2016, all of such Form 4s were filed shortly after the prescribed due dates.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity;

•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2016 as that term is defined under Rule 3b-7 of the Exchange Act; and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2016.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

W. Kip Speyer,	2016	116,250							116,250
Chief Executive Officer	2015	94,000	—	—	—	—	—	—	94,000
Dennis W. Healey	2016	50,442			49,900				100,342
Chief Financial Officer (1)

———————

(1)

In June 2016, Dennis Healey joined our company as Chief Financial Officer. Mr. Healey, who is not a party to an employment agreement, received an initial annual base salary of $85,000, increased to $100,000 in September 2016, and was granted options to purchase 100,000 shares of our common stock, vesting 25,000 per year, with an exercise price equal of $0.85 per share, as additional compensation.

Employment agreement with W. Kip Speyer

We have entered into an Executive Employment Agreement with W. Kip Speyer, our Chief Executive Officer, with an effective date of June 1, 2014. Under the terms of this agreement, he is serving as Chairman of the Board, Chief Executive Officer and President of our company. We agreed to pay him a base salary of $75,000 annually, and he is entitled to receive discretionary bonuses as may be awarded by our board of directors from time to time. In January 2015 the board of directors, of whom he is a member, increased his base salary to $77,500 annually. In July 2015 we increased his base salary to $96,000 and in October 2015 we further increased his base salary to $125,000 annually. In May 2016 Mr. Speyer orally agreed to a reduction in his base salary to $95,000 per annum. He is also entitled to participate in all benefit programs made available to our executive and/or salaried employees, paid vacation and reimbursement for business related expenses. The initial term of the agreement is three years, and it may be extended for an additional one-year period upon written notice by us to him at least 180 days prior to the expiration of the term.

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

The employment agreement contains customary non-compete and confidentiality provisions. We have also agreed to indemnify Mr. Speyer pursuant to the provisions of our amended and restated articles of incorporation and amended and restated by-laws.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2016, together with unexercised stock options, stock that has not vested and equity incentive plan awards for each of our other executive officers outstanding as of December 31, 2016:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
W. Kip Speyer	—	—	—	—	—	—	—	—	—
Todd Speyer	180,000			0.1389	1/3/2021
	25,000	75,000		0.65	10/27/2025
Dennis W. Healey		100,000		0.85	7/12/2026

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 31, 2017, we had 44,915,131 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of that date by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	our named executive officers and directors as a group.

Unless specified below, the business address of each shareholder is c/o 6400 Congress Avenue, Suite 2050, Boca Raton, FL 33487. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

W. Kip Speyer (1)	24,504,085	52.4%
Todd F. Speyer (2)	745,000	1.7%
Dennis W. Healey (3)	—	—
Richard Rogers (4)	461,000	1.0%
Todd Davenport (5)	90,000	≤1%
Charles H. Lichtman (6)	1,281,037	2.8%
Randolph Pohlman, PhD (7)	60,000	≤1%
All directors and executive officers as a group (seven persons) (1)(2)(3)(4)(5)(6)(7)	27,141,122	57.6%
Andrew A. Handwerker (8)	8,810,388	19.6%

———————

(1)

The number of shares of common stock beneficially owned by Mr. Speyer includes 1,850,000 shares underlying convertible promissory notes.

(2)

The number of shares of common stock beneficially owned by Mr. Speyer includes 205,000 shares underlying vested stock options, but excludes an additional 75,000 shares of common stock underlying options which have not yet vested.

(3)

The number of shares of common stock beneficially owned by Mr. Healey excludes 100,000 shares of common stock underlying options which have not yet vested.

(4)

The number of shares of common stock beneficially owned by Mr. Rogers includes 37,000 shares underlying vested stock options but excludes 51,000 shares underlying options which have not yet vested.

(5)

The number of shares of common stock beneficially owned by Mr. Davenport includes 54,000 shares underlying vested stock options.

(6)

The number of shares beneficially owned by Mr. Lichtman includes 35,000 shares underlying vested stock options but excludes 67,000 shares underlying options which have not yet vested.

(7)

The number of shares of common stock beneficially owned by Dr. Pohlman includes 20,000 shares underlying vested stock options but excludes 84,000 shares underlying options which have not yet vested.

(8)

The number of shares beneficially owned by Mr. Handwerker includes:

•	4,982,000 shares held jointly with his wife; and
•	3,828,388 shares held individually.

Mr. Handwerker’s address is 4399 Pine Tree Drive, Boynton Beach, FL 33436.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:
2011 Stock Option Plan	873,000	$0.20	27,000
2013 Stock Option Plan	768,000	$0.51	132,000
2015 Stock Option Plan	615,000	$0.80	385,000
Plans not approved by shareholders:	—	n/a	n/a

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We were not a party to any related party transactions during the last two years or the subsequent interim period, other than the purchase of our securities by members of our board of directors and a principal shareholder as described in the notes to our consolidated financial statements appearing elsewhere in this report, which such purchases were on the same terms and conditions as made available to unaffiliated third parties in the various private offerings.

Director independence

Messrs. Rogers, Davenport, Lichtman and Dr. Pohlman are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by for 2016 and 2015.

	2016	2015

Audit Fees	$50,163	$25,500
Audit-Related Fees	51,120	—
Tax Fees	1,000	1,000
All Other Fees	—	—
Total	$102,283	$26,500

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

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements or acquisition audits and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2016 and 2015 were pre-approved by the Audit Committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)

Financial statements.

•

Report of Independent Registered Public Accounting Firm

•

Consolidated balance sheets at December 31, 2016 and 2015

•

Consolidated statement of operations for the years ended December 31, 2016 and 2015

•

Consolidated statements of change in shareholders’ equity for the years ended December 31, 2016 and 2015

•

Consolidated statements of cash flows for the years ended December 31, 2016 and 2015

•

Notes to consolidated financial statements

(b)

Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.3 to the registration statement on Form 10, SEC File No. 000-54887).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.3 to the Current Report on Form 8-K filed on July 9, 2013).
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.4 to the Current Report on Form 8-K filed on November 16, 2013).
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.4 to the Current Report on Form 8-K filed on December 30, 2013).
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.5 to the Annual Report on Form 10-K for the year ended December 31, 2013).
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.6 to the Current Report on Form 8-K filed on July 28, 2014).
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.5 to the Annual Report on Form 10-K/A for the year ended December 31, 2014).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registration statement on Form 10, SEC File No. 000-54887)
3.9	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.7 to the Current Report on Form 8-K filed December 4, 2015).
10.1	2011 Stock Option Plan (incorporated by reference to Exhibit No. 10.1 to the registration statement on Form 10, SEC File No. 000-54887).
10.2	Lease Agreement dated December 9, 2010 for principal executive offices (incorporated by reference to Exhibit 10.2 to the registration statement on Form 10, SEC File No. 000-54887).
10.3	Agreement with Google AdSense (Incorporated by reference to Exhibit No. 10.7 to the registration statement on Form 10, SEC File No. 000-54887).
10.4	Agreement with News Distribution Network, Inc. (incorporated by reference to Exhibit 10.8 to the registration statement on Form 10, SEC File No. 000-54887).
10.5

Website Purchase Agreement dated October 25, 2013 by and between Bright Mountain Holdings, Inc. and Chris David (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013).

10.6

Lease Amendment to Lease Agreement dated January 3, 2011 for leased office premises (incorporated by reference to Exhibit No. 10.17 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013).

10.7	2013 Stock Option Plan (incorporated by reference to Exhibit No. 10.18 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013).
10.8

Website Purchase Agreement dated January 2, 2014 by and between Bright Mountain Holdings, Inc., and Dale B. “Chip” DeBlock, Leoaffairs.com, Fireaffairs.com, and Teacheraffairs.com (incorporated by reference to Exhibit No. 10.19 to the Quarterly Report on Form 10-Q for the period ended March 31, 2014).

10.9

Website Purchase Agreement dated March 3, 2014 by and between Bright Mountain Holdings, Inc., and Chase Holfelder (incorporated by reference to Exhibit No. 10.20 to the Quarterly Report on Form 10-Q for the period ended March 31, 2014).

10.10

Executive Employment Agreement dated June 1, 2014 by and between Bright Mountain Holdings, Inc., and W. Kip Speyer (incorporated by reference to Exhibit No. 10.21 to the Current Report on Form 8-K filed on June 3, 2014).

10.11

Website Purchase Agreement dated July 1, 2014 by and between Bright Mountain Holdings, Inc., and Thomas Dale Wakefield, Eagle Empire LLC (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the period ended June 30, 2014).

10.12

Website and Product Business Asset Purchase Agreement dated September 15, 2014 by and between Bright Mountain LLC, and Jason Crawford (incorporated by reference to Exhibit No. 10.23 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.13

Consulting Agreement dated September 15, 2014 by and between Bright Mountain LLC, and Jason Crawford (incorporated by reference to Exhibit No. 10.24 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.14

Lease Agreement dated August 15, 2014 by and between Bright Mountain LLC, and BRP Properties, a Florida general partnership (incorporated by reference to Exhibit No. 10.25 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.15

Lease Agreement dated August 27, 2014 by and between Bright Mountain LLC, and OIII Realty Limited Partnership (incorporated by reference to Exhibit No. 10.26 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.16

Website Asset Purchase Agreement dated January 2, 2015 by and between USMC Life, LLC and Bright Mountain, LLC (incorporated by reference to Exhibit No. 10.28 to the Current Report on Form 8-K filed on January 8, 2015).

10.17

Website Management Agreement dated January 2, 2015 by and between Kristine Ann Schellhaas and Bright Mountain, LLC (incorporated by reference to Exhibit No. 10.29 to the Current Report on Form 8-K filed on January 8, 2015).

10.18

Website Asset Purchase Agreement dated February 17, 2015 by and between Bright Mountain, LLC and Anthony Carr (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K filed February 20, 2015).

10.19

Website Asset Purchase Agreement dated April 8, 2015 by and between FireResQ, Incorporated and Bright Mountain, LLC (incorporated by reference to Exhibit No. 10.35 to the Quarterly Report on Form 10-Q for the period ended March 31, 2015).

10.20

Website Asset Purchase Agreement dated June 1, 2015 by and between Christopher Fisher and Bright Mountain, LLC (incorporated by reference to Exhibit No. 10.36 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015).

10.21

Addendum to Lease dated August 15, 2015 between OIII Realty Limited Partnership and Bright Mountain Holdings, Inc. (incorporated by reference to Exhibit No. 10.37 to the Quarterly Report on Form 10-Q for the period ended June 30, 2015).

10.22

Website Asset Purchase Agreement dated December 4, 2015 by and among War Is Boring, Ltd., David Axe and Bright Mountain, LLC (incorporated by reference to Exhibit No. 10.38 to the Current Report on Form 8-K as filed on January 8, 2016).

10.23	2015 Stock Option Plan (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K as filed on May 27, 2015).
10.24

Consulting Services Agreement dated July 5, 2016 by and between Bright Mountain Media, Inc. and Almorli Advisors Inc. (incorporated by reference to the registration statement on Form S-1, SEC File No. 333-213,347, filed August 26, 2016)

10.25

Consulting Agreement dated July 5, 2016 by and between Bright Mountain Media, Inc. and Hallmark Investments, Inc., as amended (incorporated by reference to the registration statement on Form S-1, SEC File No. 333-213,347, filed August 26, 2016)

10.26	Website Management Services Agreement between David Axe and Bright Mountain, LLC (incorporated by reference to the registration statement on Form S-1, SEC File No. 333-213,347, filed August 26, 2016)
10.27

Publisher Licensing Agreement dated January 1, 2016 between Havok Media, LLC and Bright Mountain Media, Inc. (incorporated by reference to the registration statement on Form S-1, SEC File No. 333-213,347, filed August 26, 2016)

10.28

Asset Purchase Agreement dated December 16, 2016 effective December 15, 2016 by and among Bright Mountain Media, Inc., Bright Mountain, LLC, Sostre Enterprises, Inc., Pedro Sostre III and James Love (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K filed December 21, 2016).

10.29

Services Agreement dated December 16, 2016 effective December 15, 2016 by and between Bright Mountain, LLC and Pedro Sostre III (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K filed December 21, 2016).

10.30

Services Agreement dated December 16, 2016 effective December 15, 2016 by and between Bright Mountain, LLC and James Love (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed December 21, 2016)..

10.31

Membership Interest Purchase Agreement dated March 3, 2017, by and between Bright Mountain Media, Inc., Daily Engage Media Group LLC, Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K filed March 9, 2017).

14.1	Code Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).
21.1	Subsidiaries of the registrant (incorporated by reference to the registration statement on Form S-1, SEC File No. 333-213,347, filed August 26, 2016)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Mountain Media, Inc.

March 31, 2017	By:	/s/ W. Kip Speyer
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

Name	Positions	Date

/s/ W. Kip Speyer W. Kip Speyer	Chairman of the Board of Directors, Chief Executive Officer, President, principal executive officer	March 31, 2017

/s/ Todd F. Speyer Todd F. Speyer	Vice President, Digital Media, director	March 31, 2017

/s/ Dennis W. Healey Dennis W. Healey	Chief Financial Officer, director, principal financial and accounting officer	March 31, 2017

/s/ Richard Rogers Richard Rogers	Director	March 31, 2017

/s/ Todd F. Davenport Todd F. Davenport	Director	March 31, 2017

/s/ Charles H. Lichtman Charles H. Lichtman	Director	March 31, 2017

/s/ Randolph Pohlman Randolph Pohlman, PhD	Director	March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director of:

Bright Mountain Media, Inc.

We have audited the accompanying consolidated balance sheets of Bright Mountain Media, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Bright Mountain Media, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $2,667,051 and used cash in operations of $1,860,515 and an accumulated deficit of $8,824,806 at December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 31, 2017

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
Current Assets
Cash	$162,795	$416,187
Accounts Receivable	157,013	42,449
Prepaid Expenses and Other Current Assets	132,950	109,927
Inventories	1,127,072	1,053,890
Total Current Assets	1,579,830	1,622,453
Fixed Assets, net	99,001	51,305
Website Acquisition Assets, net	967,114	630,286
Tradenames	150,000	—
Other Assets	184,400	15,547
Total Assets	$2,980,345	$2,319,591

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$654,140	$323,782
Accrued Interest	11,111	—
Accrued Interest to Related Party	5,592	—
Premium Finance Loan Payable	53,643	52,406
Note Payable	500,000	—
Total Current Liabilities	1,224,486	376,188

Long Term Debt to Related Parties, net	185,905	122,260
Total Liabilities	1,410,391	498,448

Commitments and contingencies (Note 11)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 100,000 and 5,200,000 issued and outstanding respectively:
Series A, 2,000,000 shares designated, 100,000 and 1,900,000 shares issued and outstanding	1,000	19,000
Series B, 1,000,000 shares designated, 0 and 1,000,000 shares issued and outstanding	—	10,000
Series C, 2,000,000 shares designated, 0 and 1,800,000 shares issued and outstanding	—	18,000
Series D, 2,000,000 shares designated, 0 and 500,000 shares issued and outstanding	—	5,000
Common stock, par value $.01, 324,000,000 shares authorized, 44,901,531 issued and outstanding, and 35,885,059 issued and outstanding, respectively	449,016	358,850
Additional paid-in-capital	9,944,744	7,568,048
Accumulated Deficit	(8,824,806)	(6,157,755)
Total shareholders’ equity	1,569,954	1,821,143
Total liabilities and shareholders’ equity	$2,980,345	$2,319,591

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015
Product Sales	$1,499,010	$1,408,481
Revenues from Services	434,775	283,598
Total Revenue	1,933,785	1,692,079
Cost of sales	1,133,872	1,148,338
Gross profit	799,913	543,741

Selling, general and administrative expenses	3,093,295	2,214,238

Loss from operations	(2,293,382)	(1,670,497)

Other income (expense)
Interest income	69	30
Interest expense	(11,111)	(2,627)
Interest expense – related party	(362,627)	-
Total other income (expense), net	(373,669)	(2,597)
Net Loss	(2,667,051)	(1,673,094)

Preferred stock dividends
Series A, Series B, Series C and Series D preferred	280,682	338,684
Total preferred stock dividends	280,682	338,684
Net loss attributable to common shareholders	$(2,947,733)	$(2,011,778)

Basic and diluted net loss per share	$(0.07)	$(0.06)

Weighted average shares outstanding - Basic and diluted	39,867,371	34,587,695

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2016 and 2015

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Equity

Balance - December 31, 2014	4,400,000	$44,000	33,123,234	$334,832	$5,741,109	$(2,501)	$(4,484,661)	$1,632,779
Common stock issued for cash (.2778/share) pursuant to exercised stock option grant			54,000	540	14,461			15,001
Common stock issued for cash ($.50/share) pursuant to exercised stock option grant			10,000	100	4,900			5,000
Common Stock issued for services ($.60/share)			7,000	70	4,130			4,200
Common stock issued for services ($.65/share)			57,000	570	36,480			37,050
Common stock issued for services ($.69/share)			7,000	70	4,760			4,830
Common stock issued for services ($.75/share)			7,400	74	5,476			5,550
Retired Treasury shares				(3,600)	1,099	2,501		—
Sale of common stock for cash ($.50/share) pursuant to Subscription Agreement			1,980,000	19,800	970,200			990,000
Sale of 10% Series A Preferred Stock for cash ($.50/share) pursuant to Subscription Agreement	300,000	3,000			147,000			150,000
Sale of 10% Series D Preferred Stock for cash ($.50/share) pursuant to Subscription Agreement	500,000	5,000			245,000			250,000
Common stock issued for 10% dividend payment pursuant to 10% Series A Preferred Stock designations			160,000	1,600	(1,600)			—
Common stock issued for 10% dividend payment pursuant to 10% Series B Preferred Stock designations			100,000	1,000	(1,000)			—
Common stock issued for 10% dividend payment pursuant to 10% Series C Preferred Stock designations			29,425	294	(294)			—
Stock option compensation expense					59,327			59,327
Common Stock issued for acquisitions ($.75. share)			350,000	3,500	259,000			262,500
Beneficial Conversion					78,000			78,000
Net loss for the year ended December 31, 2015							(1,673,094)	(1,673,094)
Balance - December 31, 2015	5,200,000	$52,000	35,885,059	$358,850	$7,568,048	$—	$(6,157,755)	$1,821,143

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2016 and 2015

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2015	5,200,000	$52,000	35,885,059	$358,850	$7,568,048	$(6,157,755)	$1,821,143
Common stock issued for services ($0.695/share)			71,000	710	48,460		49,170
Common stock issued for services ($0.750/share)			3,600	36	2,664		2,700
Common stock issued for services ($0.850/share)			25,200	252	21,168		21,420
Sale of common stock for cash ($0.50/share) pursuant to subscription agreement			1,600,000	16,000	784,000		800,000
Common stock issued on conversion of $600,000 in related party notes payable and $3,600 related interest			1,207,200	12,072	591,528		603,600
Common stock issued on conversion of Series A preferred stock	(1,800,000)	(18,000)	1,800,000	18,000			—
Common stock issued on conversion of Series B preferred stock	(1,000,000)	(10,000)	1,000,000	10,000			—
Common stock issued on conversion of Series C preferred stock	(1,800,000)	(18,000)	1,800,000	18,000			—
Common stock issued on conversion of Series D preferred stock	(500,000)	(5,000)	500,000	5,000			—
Common stock issued for 10% dividend payment pursuant to Series A preferred stock subscription agreements			290,374	2,904	(2,904)		—
Common stock issued for 10% dividend payment pursuant to Series B preferred stock subscription agreements			160,375	1,604	(1,604)		—
Common stock issued for 10% dividend payment pursuant to Series C preferred stock subscription agreements			288,673	2,887	(2,887)		—
Common stock issued for 10% dividend payment pursuant to Series D preferred stock subscription agreements			70,050	701	(701)		—
Stock option compensation expense					147,472		147,472
Beneficial conversion					621,500		621,500
Common stock issued for asset acquisition			200,000	2,000	168,000		170,000
Net loss for the year ended December 31 2016						(2,667,051)	(2,667,051)
Balance – December 31, 2016	100,000	$1,000	44,901,531	$449,016	$9,944,744	$(8,824,806)	$1,569,954

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net Loss	$(2,667,051)	$(1,673,094)
Adjustments to reconcile net loss to net cash used in operations:
Bad Debt Expense	15,000	798
Depreciation	13,955	14,248
Amortization of Debt Discount	321,056	260
Amortization	252,134	181,905
Stock option compensation expense	147,472	59,327
Impairment of Website Assets	95,773	70,531
Common stock issued for services	73,290	51,630
Product refund reserve	14,580	—
Changes in operating assets and liabilities:
Accounts Receivable	(144,144)	(39,137)
Inventory	(15,182)	(277,442)
Prepaid expenses and other current assets	(73,440)	(23,629)
Other assets	(118,436)	(2,967)
Accounts payable	224,478	45,959
Net cash used in operating activities	(1,860,515)	(1,591,611)
Cash flows from investing activities:
Purchase of fixed assets	(61,651)	(27,479)
Purchase of websites	(607,463)	(169,500)
Net cash used in investing activities	(669,114)	(196,979)
Cash flows from financing activities:
Sale of common stock	800,000	1,010,001
Sale of Preferred stock	—	400,000
Proceeds from premium finance loan, net of repayment	1,237	4,540
Issuance of note payable	500,000	—
Long term Debt – Loan from related parties	975,000	200,000
Net cash provided by financing activities	2,276,237	1,614,541
Net decrease in cash	(253,392)	(174,049)
Cash at beginning of period	416,187	590,236
Cash at end of period	$162,795	$416,187

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$30,725	$2,367
Cash paid for income taxes	$—	$—

Non-Cash Investing and financing activities
Premium finance loan payable recorded as prepaid	$84,825	$87,212

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

During 2016, the Company recorded a beneficial conversion debt discount to additional paid-in-capital of $621,500.

During January 2016, in connection with the purchase of the Warisboring website, the Company issued a note payable to the seller for $150,000, recognizing a discount on the note of $32,732.

During 2016, the Company issued 200,000 shares of common stock with a fair value of $170,000 for an asset acquisition which included $58,000 in inventory and assumed liabilities of $40,000.

During 2016, the Company issued 809,472 shares of its common stock as dividends to the holders of its Series A, Series B, Series C, and Series D Stock only.

During 2016, the Company issued 5,100,000 shares of its common stock to the holders of its Series A Stock, Series B Stock, Series C Stock, and Series D Stock for conversion of 5,100,000 shares of its preferred stock Series A, Series B, Series C, and Series D.

During 2016, the Company issued 1,207,200 shares of its common stock upon the conversion of $600,000 principal amount and $3,600 of interest due under convertible notes.

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

DECEMBER 31, 2016 AND 2015

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

On December 16, 2016, with an effective date of December 15, 2016, under the terms of an Asset Purchase Agreement, the Company acquired the assets, constituting the Black Helmet Apparel business (“Black Helmet”), from Sostre Enterprises, Inc.  Assets acquired included various website properties and content, social media content, inventory and other intellectual property rights.  The Black Helmet line of apparel features clothing and accessories focused on firefighters.

Consideration for the acquisition of Black Helmet consisted of $250,000 in cash, 200,000 shares of common stock valued at $170,000, the forgiveness of working capital advances of $200,000 and assumption of $40,000 in liabilities.

The Company obtained approximately 21% of its 2016 revenues from services Google AdSense, a third-party provider. Paid listings are priced on a price per click basis and when a user submits a search query and then clicks on a Google AdSense paid listing displayed in response to the query, Google bills the advertiser that purchased the paid listing directly and shares a portion of the fee charged to the advertiser with the Company. The Company's remaining 79% of revenues from services was from other third-party providers, direct advertising, and subscriptions.

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

Revenue Recognition

The Company recognizes revenue on our products in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-10, "Revenue Recognition in Financial Statements". Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of product has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has several revenue streams generated directly from its website and specific revenue recognition criteria for each revenue stream is as follows:

•

Sale of merchandise directly to consumers: The Company's product sales are recognized either FOB shipping point or FOB destination, dependent on the customer. Revenues are therefore recognized at point of ownership transfer;

•

Advertising revenue is received directly form companies who pay the Company a monthly fee for advertising space;

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•

Advertising revenues are generated by users "clicking" on website advertisements utilizing several ad network partners: Revenues are recognized, on a net basis, upon receipt of payment by the ad network partner since the revenue is not determinable until it is received; and

•

Subscription revenues are generated by the sale of access to career postings or period subscription on one of our websites. The term of the subscriptions range from one month to twelve months. Revenues are recognized, on a net basis, over the term of the subscription period. All sales are final per the subscription Terms of Use.

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"). These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets, valuation of equity based transactions, and the valuation allowance on deferred tax assets.

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

Level 1:

Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2:

Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 3:

Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

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

Sales Return Reserve Policy

Our return policy generally allows our end users to return purchased products for refund or in exchange for new products. We estimate a reserve for sales returns and record that reserve amount as a reduction of sales and as a sales return reserve liability. Sales to consumers on our web site generally may be returned within a reasonable period of time.

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

Website Development Costs

The Company accounts for its website development costs in accordance with ASC 350-50, "Website Development Costs". These costs, if any, are included in intangible assets in the accompanying consolidated financial statements or expensed immediately if the Company cannot support recovery of these costs from positive future cash flows.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

As of December 31, 2016 and 2015, all website development costs have been expensed.

Amortization and Impairment of Long-Lived Assets

Amortization and impairment of long-lived assets are non-cash expenses relating primarily to website acquisitions. The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash impairment expense is included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2016 and the year ended December 31, 2015, non-cash impairment expense was $95,773 and $70,531 respectively. For the year ended December 31, 2016 and the year ended December 31, 2015, non-cash amortization expense was $252,134 and $181,905 respectively.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees". The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2016 and the year ended December 31, 2015, non-cash stock-based stock option compensation expense was $147,472 and $59,327, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the years ended December 31, 2016 and 2015, advertising, marketing and promotion expense was $35,387 and $29,563, respectively.

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

DECEMBER 31, 2016 AND 2015

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

As of December 31, 2016, tax years 2016, 2015, and 2014 remain open for Internal Revenue Service ("IRS") audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

The Company purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During 2016, these two vendors accounted for 38% and 17%, respectively of total products purchased as compared to 34% and 26% in 2015. Although we continue to add additional product vendors, and expand our product lines and vendor relationships, due to the high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

The Company generates revenues from two segments: product sales and services.  We sell many products through various distribution portals, which include Amazon and eBay. During 2016, these two portals accounted for 65% and 10%, respectively of our total product sales as compared to 88% and 6% in 2015. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2016 and December 31, 2015, respectively, the Company had cash balances above the FDIC insured limit of approximately $0 and $166,187 respectively. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the years ended December 31, 2016 and 2015 a large portion of the Company's funding was provided through the issuance of 12% convertible notes and the sale of shares of the Company's common stock and preferred stock to a related party officer and director, as well as to a principal shareholder.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2016 and 2015 there were 2,281,000 and 1,701,000 common stock equivalent shares outstanding as stock options, respectively; 100,000 and 5,200,000 common stock equivalents from the conversion of preferred stock, respectively; and 1,150,000 and 400,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

In accordance with the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the Company in accordance with the ASC 28-10. The Company's two segments are product sales and services as of December 31, 2016 and 2015. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

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

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance had no effect on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern,” which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application was permitted. The adoption of ASU 2014-15 did not have a material effect on the consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016–10 “Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” ASU 2016- provides guidance regarding the classification of certain items within the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.  We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $2,667,051 and used cash in operating activities of $1,860,515 for the year ended December 31, 2016. The Company had an accumulated deficit of $8,824,806 at December 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

Management plans to continue raising additional capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 2 – GOING CONCERN (CONTINUED)

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

On January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000.  The purchase price consisted of a cash payment of $100,000 at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of discount of $32,732.  The present value was calculated at a discount rate of 12% (which is the Company’s most recent borrowing rate) using the estimated future revenues from the website to estimate the payment dates.  The estimated future revenues from the website were based on the average historical monthly revenues from the website prior to the Company’s acquisition.  During 2016, the Company amortized $10,911 of this discount. The acquisition was accounted following ASC 805 “Business Combinations.”  Under the purchase method of accounting, the transaction was valued for accounting purposes at $217,268, which was the fair value of warisboring.com. The Company has initially determined there was only two amortizable intangible assets. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Customer and related relationships	$39,578
Website	177,690
Total	$217,268

The above estimated fair value of the intangible assets are based on a preliminary purchase price allocation prepared by management.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the asset acquired, with the corresponding offset to website.  After the preliminary purchase price allocation period, we record adjustments to assets acquired subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 3 – ACQUISITIONS (CONTINUED)

On February 2, 2016, the Company entered into a Website Asset Purchase Agreement with unrelated third parties for a purchase price of $15,000 in cash.  The acquisition was accounted for following ASC 805 "Business Combinations."  The operations of the website prior to the Company's acquisition were immaterial; therefore, pro forma information was not presented. There were no costs of acquisition incurred as a result of this purchase.

On December 16, 2016, with an effective date of December 15, 2016 under the terms of the Asset Purchase Agreement, we acquired the assets constituting the Black Helmet apparel business from Sostre Enterprises, Inc., including various website properties and content, social media content, inventory and other intellectual property rights.  The consideration for the acquisition consisted of $250,000 in cash, 200,000 shares of our common stock valued at $170,000, the assumption of $40,000 in liabilities and the forgiveness of working capital advances we had previously made to the seller totaling $200,000.

A summary of assets acquired is as follows:

Inventory	$58,000
Intangibles – website	80,000
Intangibles – trade name	150,000
Intangibles – customer relationships	252,000
Intangibles – non compete agreements	120,000
Total assets acquired	$660,000

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of the Warisboring.com website and the assets constituting the Black Helmet apparel business had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the assets been acquired as of the first day of the periods presented.

	Year ended December 31,
	2016	2015
Total revenue	$3,064,423	$3,189,217
Total expenses	6,048,465	5,194,111
Net loss attributable to common shareholders	$(3,264,724)	$(2,343,578)
Basic and diluted net loss per share	$(0.08)	$(0.07)

At December 31, 2016 and December 31, 2015, website acquisition assets consisted of the following:

	December 31,
	2016	2015
Website Acquisition Assets	$1,739,179	$1,054,444
Less: Accumulated Amortization	(581,045)	(328,911)
Less: Impairment Loss	(191,020)	(95,247)
Website Acquisition Assets, net	$967,114	$630,286

Non-cash amortization expense for the years ending December 31, 2016 and 2015 was $252,134 and $181,905 respectively.

Non-cash impairment expense for the years ending December 31, 2016 and 2015 was $95,773 and $70,531 respectively.

In connection with the acquisition of the Black Helmet apparel business, the Company recognized $150,000 attributable to tradenames acquired.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 4 – INVENTORIES

At December 31, 2016 and December 31, 2015 inventories consisted of the following:

	December 31,
	2016	2015
Product Inventory: Clocks and Watches	$982,283	$1,017,220
Product Inventory: Other Inventory	144,789	36,670
Total Inventory Balance	$1,127,072	$1,053,890

NOTE 5 – PREPAID COSTS AND EXPENSES

At December 31, 2016 and December 31, 2015, prepaid expenses and other current assets consisted of the following:

	December 31,
	2016	2015
Other Current Assets	$—	$14,500
Prepaid Rent	46,523	—
Prepaid Insurance	84,825	87,212
Prepaid Inventory	1,602	8,215
Prepaid Expenses and Other Current Assets	$132,950	$109,927

NOTE 6 – PROPERTY AND EQUIPMENT

At December 31, 2016 and December 31, 2015, property and equipment consisted of the following:

	December 31,		Depreciable Life
	2016	2015	(Years)
Furniture and Fixtures	$70,108	$49,088	7
Computer Equipment	56,142	50,522	5
Leasehold Improvements	35,011	—	10
Total Fixed Assets	161,261	99,610
Less: Accumulated Depreciation	(62,260)	(48,305)
Total Fixed Assets, net	$99,001	$51,305

Non-cash depreciation expense for the years ending December 31, 2016 and 2015 was $13,955 and $14,248 respectively.

NOTE 7 – SEGMENT INFORMATION

The Company has two identifiable segments as of December 31, 2016; products and services. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

The following information represents segment activity for the year ended December 31, 2016:

	For the year ended December 31, 2016
	Products	Services	Total
Revenues	$1,499,010	$434,775	$1,933,785
Website Amortization	$—	$252,134	$252,134
Depreciation	$10,817	$3,138	$13,955
Impairment	$—	$95,773	$95,773
Loss from operations	$(1,526,442)	$(766,940)	$(2,293,382)
Segment Assets	$1,648,690	$1,331,655	$2,980,345

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 7 – SEGMENT INFORMATION (CONTINUED)

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

NOTE 8 – LONG TERM DEBT TO RELATED PARTIES

Beneficial Conversion Feature

On February 9, 2016, the Company issued a $100,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on February 9, 2021.  This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense. During the year ended December 31, 2016, the Company recognized a debt discount of $39,000 with the unamortized balance being charged to interest expense upon conversion.

On May 19, 2016, the Company issued a $100,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on May 19, 2021.  This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense. During the year ended December 31, 2016, the Company recognized a debt discount of $50,000 with the unamortized balance being charged to interest expense upon conversion.

On June 10, 2016, the Company issued a $50,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on June 10, 2021.  This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense. During the year ended December 31, 2016, the Company recognized a debt discount of $25,000 with the unamortized balance being charged to interest expense upon conversion.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 8 – LONG TERM DEBT TO RELATED PARTIES (CONTINUED)

On June 25, 2016, the Company issued a $50,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on June 25, 2021.  This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.  In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense.  During the year ended December 31, 2016, the Company recognized a debt discount of $35,000 with the unamortized balance being charged to interest expense upon conversion.

On July 7, 2016, the Company issued a $50,000 12% convertible promissory note that had conversion prices that create a beneficial conversion.  This note matured on July 7, 2021.  This note was convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.  In August 2016, the note was converted into common shares at a conversion price of $0.50 per share.  Upon conversion, the unamortized debt discount was charged to interest expense.  During the year ended December 31, 2016 the Company recognized a debt discount of $35,000 with the unamortized balance being charged to interest expense upon conversion.

On July 25, 2016, the Company issued a $50,000 12% convertible promissory note that had conversion prices that create a beneficial conversion.  This note matured on July 25, 2021.  This note was convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.  In August 2016, the note was converted into common shares at a conversion price of $0.50 per share.  Upon conversion, the unamortized debt discount was charged to interest expense.  During the year ended December 31, 2016 the Company recognized a debt discount of $35,000 with the unamortized balance being charged to interest expense upon conversion.

In August 2015, the Company issued 1,207,200 shares of common stock upon the conversion at $0.50 per share of $600,000 in convertible notes payable and $3,600 of accrued interest.

Following the conversion of outstanding notes in August 2016, the Company issued a series of 12% convertible promissory notes that have conversion prices that create a beneficial conversion.  This note mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 8 – LONG TERM DEBT TO RELATED PARTIES (CONTINUED)

A summary of these note issuances is as follows:

Issuance Date	Maturity Date	Principal	Discount Recognized	Amortization Expense 2016	Carry Amount at December 31, 2016

9/26/16	9/26/21	$100,000	$70,000	$3,692	$33,692
10/14/16	10/14/21	100,000	70,000	3,024	33,024
10/31/16	10/31/21	100,000	70,000	2,372	32,372
11/03/16	11/03/21	50,000	35,000	1,120	16,120
11/11/16	11/11/21	100,000	70,000	1,934	31,934
11/21/16	11/21/21	50,000	35,000	775	15,775
12/15/16	12/15/21	75,000	52,500	488	22,988
		$575,000	$402,500	$13,405	$185,905

On December 22 and 29, 2015, the Company issued $100,000 and $100,000, respectively, of 12% convertible notes that had conversion prices that create a beneficial conversion. The notes matured December 22 and 29, 2020, respectively.  These notes were convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The Company recognized $39,000 and $39,000 of debt discount, respectively.  The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method. As of December 31, 2015 the carrying amount was $122,260.  During the year ended December 31, 2016 the Company amortized a total of $77,740 upon conversion in August 2016, and $260 in 2015, respectively.

NOTE 9 – NOTE PAYABLE

On November 30, 2016, the Company entered into a promissory note agreement with an unaffiliated party in the principal amount of $500,000.  The note is unsecured, carries an interest rate of 25% per annum payable in arrears at maturity.  The note matures November 30, 2017 and may be prepaid at any time without notice or prepayment penalty.  In the event of default of any loan provision, the lender can declare all or any portion of the unpaid principal and interest immediately due and payable.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of long-term debt to related parties and notes payable at December 31, 2016 were:

2017	$500,000
2018	—
2019	—
2020 and thereafter	575,000
Total minimum principal payments	$1,075,000

NOTE 10 –PREMIUM FINANCE LOANS PAYABLE

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments.  Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2016 of $60,943 and $24,747, respectively.

Total Premium Finance Loan Payable balance for all of the Company's policies was $53,643 at December 31, 2016 and $52,406 at December 31, 2015.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The Company leases retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a long-term, non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014, is for approximately 2,150 square feet for a term of 36 months in Delray Beach, Florida at a base rent of approximately $2,329 per month for the first twelve months with a 3% escalation each year. A security deposit of $3,865, first month's prepaid rent of $3,865, and last month's prepaid rent of $4,015 was paid upon lease execution. The lease is a triple net lease. Common area maintenance is approximately $1,317 per month for the first twelve months with annual escalations not to exceed 4%. The rent commencement date is October 1, 2014 and was initially set to expire on September 30, 2017.  In January 2017, this lease was modified and extended concurrent with the expansion of our retail space in the same location.

In January 2017, the Company entered into an additional lease and modified and extended our existing lease for our retail site.  The new lease agreement provides for an additional 2,720 square feet adjacent to our existing Delray Beach FL location commencing February 1, 2017, expiring January 31, 2022.  This lease provides for an initial monthly base rental of $1,757, representing a one-half reduction in rental payments for the first year as an accommodation.  Minimum base rental for year two is $3,513 per month, escalating 3% per year thereafter.  The Company also provided a $10,000 security deposit and prepaid $96,940 in future rents on the facility through the funding of certain leasehold improvements. Simultaneously, the Company modified our existing lease on the initial space, extending this lease to coincide with the new space, expiring January 31, 2022, at an initial base rental of $2,471 per month, escalating 3% per year thereafter.

On December 16, 2016, with an effective date of December 15, 2016 under the terms of the Asset Purchase Agreement, we acquired the assets constituting the Black Helmet apparel business including various website properties and content, social media content, inventory and other intellectual property rights. (See Note 3)  We also acquired the right to assume the lease of their warehouse facility consisting of approximately 2,667 square feet.  The lease was renewed for a three year term in April 2016 with an initial base rental rate of $1,641 per month, escalating at approximately 3% per year thereafter.

Future minimum lease commitments due for facilities under non-cancellable operating leases at December 31, 2016 are as follows:

Operating Leases
2017	$190,372
2018	211,726
2019	101,157
2020 and thereafter	165,659
Total minimum lease payments	$668,914

Rent expense for the years ended December 31, 2016 and 2015 was $177,150 and $120,162 respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal

From time-to-time, we may be involved in litigation or be subject to claims arising out of our operations or content appearing on our websites in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business.  Regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors.

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the years ended December 31, 2016 and 2015, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

During the years ended December 31, 2016 and 2015, the Company entered into agreements with third parties related to websites acquired during the respective periods as further discussed in Note 3. In connection with the two acquisitions made in 2016, the Company entered into a management agreement associated with the WarIsBoring website at $5,000 per month through November 18, 2018, and two service agreements in connection the Black Helmet Apparel acquisition at $6,250 per month, each, through December 15, 2019, plus the ability to earn bonuses ranging from $50,000 for the year ending December 31, 2017 to $100,000 for the year ending December 31, 2019 each based upon the satisfaction of certain revenue and gross margin targets.  Future contingent milestone payments under the acquisitions made in 2015 totaled approximately $40,000 and $40,000 for 2016 and 2015, respectively.

Total payments for the years ended December 31, 2016 and 2015 was $120,250 and $164,550 respectively.

Contractual commitments remaining under various acquisition related agreements total: $245,000 in 2017; $205,000 in 2018; $144,000 in 2019 and $0 for 2020 and 2021, respectively.

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

The Chief Executive Officer's base annual salary was increased to $77,500 in January, 2015, $96,000 in July 2015, and to $125,000 effective October 1, 2015 upon recommendation of the Compensation Committee of the board of directors. In May 2016 the Chief Executive Officer orally agreed to a reduction in his base salary to $95,000 per annum.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The employment agreement contains customary non-compete and confidentiality provisions. The Company also agreed to indemnify the Chief Executive Officer pursuant to the provisions of the Company's Amended and Restated Articles of Incorporation and Amended and Restated By-laws.

NOTE 12 – STOCK COMPENSATION

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

Stock options issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and FASB ASC 718, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the "2011 Plan"), to be effective on January 3, 2011. The purpose of the 2011 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2011 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. The Company's board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument. As of December 31, 2016, 27,000 shares were remaining under the 2011 Plan for future issuance.

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the "2013 Plan"), to be effective on April 1, 2013. The purpose of the 2013 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2013 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. The Company's board of directors will administer the 2013 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2013 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2013 Plan, as may be determined by the Committee and specified in the grant instrument. As of December 31, 2016, 132,000 shares were remaining under the 2013 Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 12 – STOCK COMPENSATION (CONTINUED)

On May 22, 2015, the Company's board of directors and majority stockholder adopted the 2015 Stock Option Plan (the "2015 Plan"), to be effective on May 22, 2015. The purpose of the 2015 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2015 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2015 Plan to any individual during any calendar year shall be 100,000 shares. The Company's board of directors will administer the 2015 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2015 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2015 Plan, as may be determined by the Committee and specified in the grant instrument. As of December 31, 2016, 385,000 shares were remaining under the 2015 Plan for future issuance.

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

On August 16, 2016, the Company granted 60,000 ten-year stock options to a director of the Company.  The options granted have an exercise price of $0.85 per share.  The aggregate fair value of these options was $29,940 or $0.499 per share.

On December 16, 2016, the Company granted 14,000 ten year stock options to four directors for board participation.  The options granted have an exercise price of $0.85 per share.  The aggregate fair value of these options was $6,202 or $0.443 per share.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 12 – STOCK COMPENSATION (CONTINUED)

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2016 and 2015:

Assumptions:	2016	2015
Expected term (years)	6.25	6.8
Expected volatility	63%	63%
Risk-free interest rate	0.01% - 2.07%	0.01% - 2.07%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

The Company recorded $147,472 and $59,327 of stock option expense for the year ended December 31, 2016 and December 31, 2015 respectively. The non-cash stock option expense for years ended December 31, 2016 and 2015 have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of December 31, 2016 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $228,167 to be recognized through December 2020.

The grant date weighted average for fair values of options granted in 2016 is $ 0.41 per option.

A summary of the Company's stock option activity during the years ended December 31, 2016 and 2015 is presented below:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2014	1,565,000		$0.30	7.5	349,983
Granted	200,000		0.67	—	—
Exercised	(64,000)		0.50	—	—
Forfeited	-		0.50	—	—
Expired	—		—	—	—
Balance Outstanding, December 31, 2015	1,701,000		0.34	6.8	337,984
Granted	580,000		0.81	—	—
Exercised	-		—	—	—
Forfeited		-	—	—	—
Expired	—		—	—	—
Balance Outstanding, December 31, 2016	2,281,000		$0.47	6.8	$795,185
Exercisable at December 31, 2016	1,476,000		$0.31	5.6	$865,635

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 12 – STOCK COMPENSATION (CONTINUED)

Summarized information with respect to options outstanding under the two option plans at December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	1.3	$0.14	720,000	$0.14
0.25 - 0.49	351,000.9		$0.28	306,000	$0.286
0.50 - 0.85	1,210,000	4.7	$0.70	450,000	$0.61
	2,281,000	6.9	$0.47	1,476,000	$0.31

Summarized information with respect to options outstanding under the three option plans at December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	2.1	$0.06	720,000	$0.09
0.25 - 0.49	351,000	1.5	$0.05	207,000	$0.05
0.50 - 0.78	630,000	3.2	$0.23	187,500	$0.09
	1,701,000	6.8	$0.34	1,114,500	$0.23

NOTE 13 – PREFERRED STOCK

The Company authorized 20,000,000 shares of preferred stock with a par value of $0.01.

At a meeting of the board of directors, held on November 1, 2013, the directors approved the designation of 2,000,000 shares of the Preferred Stock as 10% Series A Convertible Preferred Stock (“Series A Stock”) and authorized the issuance of the Series A Stock. Holders of the Series A Stock are entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of Common Stock for each ten shares of Series A Stock. Dividends shall be payable annually the tenth business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis, subject to proportional adjustment in the event of stock splits, dividends or similar corporate events. Series A Stock shall rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock automatically converts to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 181,699 shares of common stock dividends owed and payable to the Series A Stockholders of record as dividends on the Series A Stock. On January 10, 2016, the Company issued 181,699 shares of common stock due Series A Stockholders. On August 18, 2016, Series A Stockholders converted 1,800,000 Series A preferred shares into 1,800,000 common shares, leaving 100,000 Series A Stock outstanding. In addition, in 2016 the Company issued 108,675 common shares representing accrued dividends with a fair value of $92,373 through the date of conversion.  As of December 31, 2016, there were 10,000 shares of common stock dividends accrued but not earned until the tenth business day of January 2017 to the Series A Stockholders as dividends on the Series A Stock.

At a meeting of the board of directors, held on December 23, 2013, the directors approved the designation of 1,000,000 shares of the Preferred Stock as 10% Series B Convertible Preferred Stock (“Series B Stock”) and authorized the issuance of the Series B Stock. Holders of the Series B Stock were entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series B Stock. Dividends were payable annually the tenth business day of January. Each holder of Series B Stock was entitled to convert all or part of the Series B Stock into shares of common stock on a share for share basis. On the tenth business day of January 2016 there were 100,000 shares of common stock owed and payable to the Series B Stockholders as dividends on the Series B Stock. On January 10, 2016, the Company issued 100,000 shares of common stock due Series B Stockholder.  On August 18, 2016, the Series B Stockholders converted all 1,000,000 shares into 1,000,000 common shares. In addition, in 2016 the Company issued 60,375 common shares representing accrued dividends with a fair value of $51,319 through the date of conversion.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 13 – PREFERRED STOCK (CONTINUED)

At a meeting of the board of directors, held on September 22, 2014, the directors approved the designation of 2,000,000 shares of the Preferred Stock as 10% Series C Convertible Preferred Stock (“Series C Stock”) and authorized the issuance of the Series C Stock. Holders of the Series C Stock were entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series C Stock. Dividends were payable annually the tenth business day of January. Each holder of Series C Stock was entitled to convert all or part of the Series C Stock into shares of common stock on a share for share basis. On the tenth business day of January 2016 there were 180,000 shares of common stock owed and payable to the Series C Stockholders as dividends on the Series C Stock.  On January 10, 2016, the Company issued 180,000 shares of common stock due Series C Stockholder.  On August 18, 2016, the Series C Stockholders converted all 1,800,000 shares into 1,800,000 common shares. In addition, in 2016 the Company issued 108,675 common shares representing accrued dividends with a fair value of $92,373 through the date of conversion.

At a meeting of the board of directors, held on March 20, 2015, the directors approved the designation of 2,000,000 shares of the Preferred Stock as 10% Series D Convertible Preferred Stock (“Series D Stock”) and authorized the issuance of the Series D Stock. Holders of the Series D Stock were entitled to the payment of a 10% dividend payable on preferred shares outstanding in shares of the Corporation’s common stock at a rate of one share of common stock for each ten shares of Series D Stock. Dividends shall were payable annually the tenth business day of January. Each holder of Series D Stock was entitled to convert all or part of the Series D Stock into shares of common stock on a share for share basis. Series D Stock shall rank superior to all common stock upon liquidation. Each share of Series D Stock shall automatically convert to common shares five years from the date of issuance or upon a change in control. On the tenth business day of January 2016 there were 39,863 shares of common stock owed and payable to the Series D Stockholders as dividends on the Series D Stock.  On January 10, 2016, the Company issued 39,863 shares of common stock due Series D Stockholder.  On August 18, 2016, the Series D preferred shareholders converted all 500,000 shares into 500,000 common shares. In addition, the Company issued 30,187 common shares representing accrued dividends with a fair value of $25,659 through the date of conversion.

The Company has no present intent to issue any additional shares of any series of the previously designated preferred stock.

NOTE 14 – COMMON STOCK

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

During the year ended December 31, 2016 the Company raised $800,000 through the sale of 1,600,000 shares of common stock at $0.50 per share.

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

DECEMBER 31, 2016 AND 2015

NOTE 14 – COMMON STOCK (CONTINUED)

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

On April 15, 2016, the Company issued to a consultant 7,000 shares of its common stock at $0.695 per share, or $4,690, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On May 16, 2016, the Company issued to a consultant 3,600 shares of its common stock at $0.75 per share, or $2,700, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

From June 20, 2016 through December 16, 2016 the Company issued in seven equal amounts of 3,600 shares, 25,200 shares to a consultant at $0.85 per share valued at $21,420 or $3,060 per issuance, for services rendered. The Company valued these common shares based on a fair value on the date of grant.

C)	Retirement of Treasury Shares

On December 21, 2015 the Company’s board of directors approved to retire 360,000 treasury shares with a cost of $2,501.

D)	Stock issued for acquisitions

During the year ended December 31, 2015, the Company issued 350,000 shares of its common stock for the acquisition of two websites.  The Company valued these common shares at $262,500 or $0.75 per share, based on the fair value on the date of the acquisitions/

On December 15, 2016, the Company issued 200,000 shares of its common stock in connection the acquisition of the Black Helmet Apparel operations from a private company.  (See Note 3)  The common shares were valued at $170,000 or $0.85 per share, based on the fair value on the date of issuance.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 14 – COMMON STOCK (CONTINUED)

E)	Stock issued for dividends

During the year ended December 31, 2016, the Company issued 809,472 shares of its common stock as dividends to the holders of its Series A, Series B, Series C, and Series D Stock. Included in these issuances were 501,562 common shares issued in January as annual dividends due under the provision of the Series A, B, C and D Stock and 307,910 common shares issued as dividend accrued through August 18, 2016, upon conversion.  Holders of the Series A, Series B, Series C, and Series D Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each ten shares of Series A, Series B, Series C, or Series D Stock payable on the tenth business day of January for the previous year.

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

F)

Stock issued for conversion of preferred stock

In August 2016, the Company issued 5,100,000 shares of its common stock to the holders of its Series A Stock, Series B Stock, Series C Stock and Series D Stock upon the conversion of 5,100,000 shares of its Series A Stock, Series B Stock, Series C Stock and Series D Stock.

G)

Stock issued for conversion of convertible notes payable and accrued interest

In August 2016 the Company issued 1,207,200 shares of common stock upon the conversion, at $0.50 per share, of $600,000 in convertible notes payable with related accrued interest of $3,600 through the date of conversion.

NOTE 15 – RELATED PARTIES

During the year ended December 31, 2016, a related party, director and founder purchased 1,600,000 shares of the Company’s common stock for $800,000.

On February 9, 2016, the Company issued a $100,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on February 9, 2021.  This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense. During the year ended December 31, 2016, the Company recognized a debt discount of $39,000 with the unamortized balance being charged to interest expense upon conversion.

On May 19, 2016, the Company issued a $100,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on May 19, 2021.  This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense. During the year ended December 31, 2016, the Company recognized a debt discount of $50,000 with the unamortized balance being charged to interest expense upon conversion.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 15 – RELATED PARTIES (CONTINUED)

On June 10, 2016, the Company issued a $50,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on June 10, 2021.  This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method. In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense. During the year ended December 31, 2016, the Company recognized a debt discount of $25,000 with the unamortized balance being charged to interest expense upon conversion.

On June 25, 2016, the Company issued a $50,000 12% convertible note that had conversion prices that create a beneficial conversion. This note matured on June 25, 2021.  This note was convertible at the option of the holders into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.  In August 2016, the notes were converted into common shares at a conversion price of $0.50 per share. Upon conversion, the unamortized debt discount was charged to interest expense.  During the year ended December 31, 2016, the Company recognized a debt discount of $35,000 with the unamortized balance being charged to interest expense upon conversion.

On July 7, 2016, the Company issued a $50,000 12% convertible promissory note that had conversion prices that create a beneficial conversion.  This note matured on July 7, 2021.  This note was convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.  In August 2016, the note was converted into common shares at a conversion price of $0.50 per share.  Upon conversion, the unamortized debt discount was charged to interest expense.  During the year ended December 31, 2016 the Company recognized a debt discount of $35,000 with the unamortized balance being charged to interest expense upon conversion.

On July 25, 2016, the Company issued a $50,000 12% convertible promissory note that had conversion prices that create a beneficial conversion.  This note matured on July 25, 2021.  This note was convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.  In August 2016, the note was converted into common shares at a conversion price of $0.50 per share.  Upon conversion, the unamortized debt discount was charged to interest expense.  During the year ended December 31, 2016 the Company recognized a debt discount of $35,000 with the unamortized balance being charged to interest expense upon conversion.

Following the conversion of outstanding notes in August 2016, the Company issued a series of 12% convertible promissory notes that have conversion prices that create a beneficial conversion.  This note mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 15 – RELATED PARTIES (CONTINUED)

A summary of these note issuances is as follows:

Issuance Date	Maturity Date	Principal	Discount Recognized	Amortization Expense 2016	Carry Amount at December 31, 2016

9/26/16	9/26/21	$100,000	$70,000	$3,692	$33,692
10/14/16	10/14/21	100,000	70,000	3,024	33,024
10/31/16	10/31/21	100,000	70,000	2,372	32,372
11/03/16	11/03/21	50,000	35,000	1,120	16,120
11/11/16	11/11/21	100,000	70,000	1,934	31,934
11/21/16	11/21/21	50,000	35,000	775	15,775
12/15/16	12/15/21	75,000	52,500	488	22,988
		$575,000	$402,500	$13,405	$185,905

During the year ended December 31, 2015 a related party, director and founder purchased 1,140,000 shares of the Company’s common shares for $570,000.

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

During the year ended December 31, 2015 the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party director and founder.  The note issued was for an amount of $100,000 with a maturity date of December 22, 2020 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on January 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method. During 2015, the Company recognized a discount of $39,000 and amortized $38,805 upon conversion in August 2016 and $195 in 2015, respectively, related to this convertible note. During 2016 and 2015, the Company recognized interest expense of $8,500 and $300 related to this convertible note, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 15 – RELATED PARTIES (CONTINUED)

During the year ended December 31, 2015 the Company issued a convertible note that has a conversion price that creates a beneficial conversion to a related party.  The note issued was for an amount of $100,000 with a maturity date of December 28, 2020 and bears an interest rate of 12% paid monthly in cash on the first day of each month, commencing on January 1, 2016.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the note using the effective interest method.  During 2015, the Company recognized a discount of $39,000 and amortized $38,935 upon conversion in August 2016 and $65 in 2015 related to this convertible note.  During 2015, the Company recognized interest expense of $8,500 and $100 related to this convertible note, respectively.

NOTE 16 – INCOME TAXES

For the years ended December 31, 2016 and 2015 there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2016, the Company has net operating loss carry forwards of approximately $7,219,000. The carryforwards expire in years 2033 through 2036. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes, computed by applying the United States Federal tax rate of 34% to loss before taxes, as follows:

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	Year Ended
	December 31,
	2016	2015
Tax expense (benefit) at the statutory rate	$(906,797)	$(568,852)
State income taxes, net of federal income tax benefit	(96,813)	(60,733)
Non-deductible expenses	229,241	2,135
Change in valuation allowance	774,369	627,450
Total	$—	$—

The tax effect of significant components of the Company's deferred tax assets and liabilities at December 31, 2016 and 2015, are as follows:

	Year Ended
	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$2,716,420	$2,042,006
Book to tax difference – intangible assets	146,733	27,348
Stock option expense	90,801	373,456
Total gross deferred tax assets	2,953,954	2,442,810
Less: Deferred tax asset valuation allowance	(2,953,954)	(2,442,810)
Total net deferred tax assets	$—	$—

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 16 – INCOME TAXES (CONTINUED)

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2016 and 2015 were fully offset by a 100% valuation allowance.  The change in the valuation allowance was an increase of $774,369 and $627,450 for the years December 31, 2016 and 2015, respectively.

NOTE 17 – SUBSEQUENT EVENTS

On January 10, 2017, the Company issued 10,000 common shares as an annual dividend on the Company’s 100,000 Series A preferred shares outstanding.

On January 16, 2017, the Company issued 3,600 shares of our common stock valued at $3,060 to a consultant for services rendered.

On January 19, 2017, February 6, 2017, February 24, 2017 and March 7, 2017 the Company issued 12% convertible notes in the amount of $100,000, $100,000, $50,000 and $100,000, respectively, to the Company’s related party founder. The notes have a conversion price that creates a beneficial conversion. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.

On March 3, 2017 the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Daily Engage Media Group LLC, a New Jersey limited liability company ("Daily Engage Media") and its members (“Members”). Launched in 2015, Daily Engage Media is an ad network that connects advertisers with approximately 200 digital publications worldwide.  Under the terms of the Purchase Agreement, upon closing of a pending financing, we will purchase all of the membership interests in Daily Engage Media from the Members for $4.9 million which will be paid $1.95 million in cash and $2.95 million in shares of our common stock to be valued at the public offering price. The closing of the acquisition is subject to a number of conditions precedent, including, but not limited to, the closing of our pending public offering.