Form 10-Q
period 2017-03-31
Bright Mountain Media, Inc.
filed 2017-05-22
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

As of May 22, 2017 the issuer had 44,943,631 shares of its common stock outstanding.

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

i

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation formerly known as Bright Mountain Acquisition Corporation, and its subsidiaries. In addition, when used in this report, “first quarter of 2017” refers to the three months ended March 31, 2017, "first quarter of 2016" refers to the three months ended March 31, 2016, “2017” refers to the year ending December 31, 2017 and “2016” refers to the year ended December 31, 2016.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia.com is not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash	$34,460	$162,795
Accounts Receivable	68,346	157,013
Prepaid Expenses and Other Current Assets	120,290	132,950
Inventories	1,209,093	1,127,072
Total current assets	1,432,189	1,579,830

Fixed Assets, net	101,547	99,001
Website Acquisition Assets, net	891,308	967,114
Tradenames	150,000	150,000
Other Assets	170,316	184,400
Total Assets	$2,745,360	$2,980,345

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$663,909	$654,140
Accrued Interest	42,361	11,111
Accrued Interest to Related Party	9,407	5,592
Premium Finance Loan Payable	28,401	53,643
Deferred Rent	6,015	—
Note Payable	500,000	500,000
Total Current Liabilities	1,250,093	1,224,486

Long Term Deferred Rent	5,177	—
Long Term Debt to Related Parties, net	317,064	185,905
Total Liabilities	1,572,334	1,410,391

Commitments and contingencies (See Note 9)
Shareholders' Equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding
Series A, 2,000,000 shares designated, 100,000 and 100,000 shares issued and outstanding	1,000	1,000
Series B, 1,000,000 shares designated, 0 and 0 shares issued and outstanding	—	—
Series C, 2,000,000 shares designated, 0 and 0 shares issued and outstanding	—	—
Series D, 2,000,000 shares designated, 0 and 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 324,000,000 shares authorized, 44,915,131 issued and outstanding and 44,901,531 issued and outstanding, respectively	449,152	449,016
Additional paid-in capital	10,230,927	9,944,744
Accumulated Deficit	(9,508,053)	(8,824,806)
Total shareholders' equity	1,173,026	1,569,954
Total liabilities and shareholders' equity	$2,745,360	$2,980,345

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Product Sales	$551,355	$347,779
Revenues from services	109,743	76,636
Total revenues	661,098	424,415

Cost of sales	376,056	270,535
Gross profit	285,042	153,880

Selling, general and administrative expenses	884,203	786,714
Loss from operations	(599,161)	(632,834)

Other income (expense)
Interest income	82	4
Interest expense	(35,160)	(16,127)
Interest expense - related party	(49,008)	—
Total other income (expense)	(84,086)	(16,123)

Net loss before income taxes	(683,247)	(648,957)
Income taxes	—	—

Net loss	(683,247)	(648,957)

Preferred stock dividends
Series A, Series B, Series C and Series D preferred stock	1,973	90,102
Total preferred stock dividends	1,973	90,102

Net loss attributable to common shareholders	$(685,220)	$(739,059)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	44,913,531	36,477,625

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2017

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance – December 31, 2016	100,000	$1,000	44,901,531	$449,016	$9,944,744	$(8,824,806)	$1,569,954

Common stock issued for services ($0.850/share)			3,600	36	3,024		3,060
Common stock issued for 10% dividend payment pursuant to Series A preferred stock			10,000	100	(100)		—
Stock option compensation expense					38,259		38,259
Beneficial conversion feature					245,000		245,000
Net loss for the three months ended March 31, 2017						(683,247)	(683,247)

Balance – March 31, 2017	100,000	$1,000	44,915,131	$449,152	$10,230,927	$(9,508,053)	$1,173,026

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
(formerly known as Bright Mountain Acquisition Corporation and subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(683,247)	$(648,957)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,489	3,334
Amortization of debt discount	28,887	7,777
Amortization	75,806	62,843
Stock option compensation expense	38,259	17,573
Common stock issued for services	3,060	44,480
Changes in operating assets and liabilities:
Accounts receivable	88,667	9,938
Inventory	(82,021)	36,318
Prepaid expenses and other current assets	63,077	18,455
Accounts payable	7,040	(67,170)
Accrued interest	31,250	—
Accrued interest - related party	3,815	—
Deferred rents	11,192	—
Other assets	(36,332)	—
Net cash used in operating activities	(445,058)	(515,409)

Cash flows from investing activities:
Purchase of fixed assets	(8,035)	(5,622)
Purchase of websites	—	(119,500)
Net cash used in investing activities	(8,035)	(125,122)

Cash flows from financing activities:
Sale of common stock	—	350,000
Repayments on insurance premium notes payable	(25,242)	(27,034)
Long-term debt – Loan from related parties	350,000	100,000
Net cash provided by financing activities	324,758	422,966

Net decrease in cash	(128,335)	(217,565)
Cash at beginning of period	162,795	416,187
Cash at end of period	$34,460	$198,622

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$20,216	$8,350
Income taxes	$—	$—
Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$28,401	$63,061
Payable for purchase of website	$—	$150,000
Debt discount on convertible notes payable	$245,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization and Nature of Operations

Bright Mountain Media, Inc., formerly known as Bright Mountain Acquisition Corporation, is a Florida corporation formed on May 20, 2010. It’s wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011.  Its wholly owned subsidiary, Bright Watches, LLC was formed as a Florida Limited Liability Company in December 2015.  When used herein, the terms "BMTM," the "Company," "we," "us," "our" or "Bright Mountain" refers to Bright Mountain Media, Inc. and its subsidiaries.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the three months ended March 31, 2017 and the consolidated financial position as of March 31, 2017 have been made. The results of operations for such interim period are not necessarily indicative of the operating results expected for the full year.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 60 or net 90 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market using the first in, first out (FIFO) method. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five to seven years for office furniture and equipment, and five years for computer equipment. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold of $500 are expensed as incurred.

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

As of March 31, 2017 and 2016, all website development costs have been expensed.

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

Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash amortization loss is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2017 and 2016, non-cash amortization expense was $75,806 and $62,843, respectively.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718 “Compensation – Stock Compensation.” ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.”  The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non- cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2017 and 2016, non-cash stock-based stock option compensation expense was $38,259 and $17,573, respectively.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2017 and 2016, advertising, marketing and promotion expense was $92,288 and $7,050, respectively.

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

As of March 31, 2017, tax years 2016, 2015, and 2014 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10 “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of March 31, 2017 and 2016, there were approximately 2,281,000 and 1,847,000 common stock equivalent shares outstanding as stock options, respectively, 100,000 and 5,200,000 common stock equivalents from the conversion of preferred stock, respectively, and 1,850,000 and 600,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized, as the effect is anti-dilutive.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 280-10. The Company's two segments are product sales and services as of March 31, 2017. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern,” which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application was permitted. The adoption of ASU 2014-15 did not have a material effect on our condensed consolidated financial statements.

In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS).  The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 did not have a material effect on our condensed consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU No. 2016-9 did not have a material effect on our condensed consolidated financial statements.

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

NOTE 2 - GOING CONCERN.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $683,247 and used cash in operating activities of $445,058 for the three months ended March 31, 2017. The Company had an accumulated deficit of $9,508,053 at March 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 3 – ACQUISITIONS.

On January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000.  The purchase price consisted of a cash payment of $100,000 at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of discount of $32,732.  The present value was calculated at a discount rate of 12% (which is the Company’s then most recent borrowing rate) using the estimated future revenues from the website to estimate the payment dates.  The estimated future revenues from the website were based on the average historical monthly revenues from the website prior to the Company’s acquisition.  During the three months ended March 31, 2017 and 2016, the Company amortized $2,728 and $2,728, respectively, of this discount. The acquisition was accounted following ASC 805 “Business Combinations.”  Under the purchase method of accounting, the transaction was valued for accounting purposes at $217,268, which was the fair value of warisboring.com. The Company has initially determined there was only two amortizable intangible assets. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Customer and related relationships	$39,578
Website	177,690
Total	$217,268

The above estimated fair value of the intangible assets are based on a preliminary purchase price allocation prepared by management.  As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the asset acquired, with the corresponding offset to website.  After the preliminary purchase price allocation period, we record adjustments to assets acquired subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.  In the year following this transaction, we did not record any adjustments to our initial allocations.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 3 – ACQUISITIONS (continued).

Pro forma results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of the assets constituting the Black Helmet apparel business had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the assets been acquired as of the first day of the periods presented.

Three months ended March 31, 2016
Total revenue	$672,307
Total expenses	1,415,781
Preferred stock dividend	90,102
Net loss attributable to common shareholders	$(833,576)
Basic and diluted net loss per share	$(0.02)

At March 31, 2017 and December 31, 2016, respectively, website acquisition assets consisted of the following:

	March 31,	December 31,
	2017	2016
Website Acquisition Assets	$1,739,179	$1,739,179
Less: Accumulated Amortization	(656,851)	(581,045)
Less: Impairment Loss	(191,020)	(191,020)
Website Acquisition Assets, net	$891,308	$967,114

Non-cash amortization expense for the three months ended March 31, 2017 and 2016 was $75,806 and $62,843, respectively.

In connection with the acquisition of the Black Helmet apparel business, the Company recognized $150,000 attributable to tradenames acquired.

NOTE 4 – INVENTORIES.

At March 31, 2017 and December 31, 2016 inventories consisted of the following:

	March 31,	December 31,
	2017	2016
Product inventory: clocks and watches	$969,764	$982,283
Product inventory: other inventory	239,329	144,789
Total inventory balance	$1,209,093	$1,127,072

NOTE 5 – PREPAID COSTS AND EXPENSES.

At March 31, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2017	2016
Prepaid Rent	$58,851	$46,523
Prepaid Insurance	61,439	84,825
Prepaid Inventory	—	1,602
Prepaid Expenses and Other Current Assets	$120,290	$132,950

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT.

At March 31, 2017 and December 31, 2016, property and equipment consisted of the following:

	March 31,	December 31,	Depreciable Life
	2016	2015	(Years)
Furniture and Fixtures	$71,977	$70,108	7
Computer Equipment	56,142	56,142	5
Leasehold Improvements	41,177	35,011	10
Total Fixed Assets	169,296	161,261
Less: Accumulated Depreciation	(67,749)	(62,260)
Total Fixed Assets, net	$101,547	$99,001

Non-cash depreciation expense for the three months ending March 31, 2017 and 2016 was $5,489 and $3,334 respectively.

NOTE 7 – SEGMENT INFORMATION.

The Company has two identifiable segments as of March 31, 2017; products and services. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

The following information represents segment activity for the three month period ended March 31, 2017.  Comparable information is presented for the respective period in 2016:

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
	Products	Services	Total	Products	Services	Total
Revenues	$551,355	$109,743	$661,098	$347,779	$76,636	$424,415
Website Amortization	$—	$75,806	$75,806	$—	$62,843	$62,843
Depreciation	$4,578	$911	$5,489	$2,712	$622	$3,334
Loss from operations	$(461,912)	$(137,249)	$(599,161)	$(413,604)	$(219,230)	$(632,834)
Segment Assets	$1,438,646	$1,306,714	$2,745,360	$1,337,082	$871,946	$2,209,028
Purchase of Assets	$8,035	$—	$8,035	$—	$125,122	$125,122

NOTE 8 – NOTES PAYABLE.

Beneficial Conversion Feature

Following the conversion of outstanding notes in August 2016, the Company issued a series of 12% convertible promissory notes that have conversion prices that create a beneficial conversion to related parties.  This note mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 8 – NOTES PAYABLE (continued).

A summary of these note issuances at December 31, 2016 and March 31, 2017 is as follows:

Issuance Date	Maturity Date	Principal	Discount Recognized	Amortization Expense 2016	Carry Amount at December 31, 2016	Amortization Three Months Ended March 31, 2017	Carry Amount at March 31, 2017

09/26/16	09/26/21	$100,000	$70,000	$3,692	$33,692	$3,500	$37,192
10/14/16	10/14/21	100,000	70,000	3,024	33,024	3,500	36,524
10/31/16	10/31/21	100,000	70,000	2,372	32,372	3,500	35,872
11/03/16	11/03/21	50,000	35,000	1,120	16,120	1,750	17,870
11/11/16	11/11/21	100,000	70,000	1,934	31,934	3,500	35,434
11/21/16	11/21/21	50,000	35,000	775	15,775	1,750	17,525
12/15/16	12/15/21	75,000	52,500	488	22,988	2,625	25,613
01/19/17	01/19/22	100,000	70,000	—	—	2,823	32,823
02/06/17	02/06/22	100,000	70,000	—	—	2,061	32,061
02/24/17	02/24/22	50,000	35,000	—	—	208	15,208
03/07/17	03/07/22	100,000	70,000	—	—	942	30,942
		$925,000	$647,500	$13,405	$185,905	$26,159	$317,064

Amortization of debt discount totaled $26,159 and $5,049 at March 31, 2017 and 2016, respectively.

On November 30, 2016, the Company entered into a promissory note agreement with an unaffiliated party in the principal amount of $500,000.  The note is unsecured, carries an interest rate of 25% per annum payable in arrears at maturity.  The note matures November 30, 2017 and may be prepaid at any time without notice or prepayment penalty.  In the event of default of any loan provision, the lender can declare all or any portion of the unpaid principal and interest immediately due and payable.  Accrued interest on this note totaled $42,361 at March 31, 2017.

NOTE 9 – COMMITMENTS AND CONTINGENCIES.

Leases

The Company leases its corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014 was amended on July 30, 2015 to increase the original approximate 2,014 square feet to approximately 4,450 square feet.  The term of the lease was extended and will terminate on March 14, 2019 at a current base rent of for a term of approximately $8,978 per month for the first twelve months with a 3% escalation each year. An additional security deposit of $2,500 was required. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water. The original rent commencement date was October 11, 2014 and will expire on March 14, 2019.

The Company leases retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a long-term, non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014, is for approximately 2,150 square feet for a term of 36 months in Delray Beach, Florida at a base rent of approximately $2,329 per month for the first twelve months with a 3% escalation each year. A security deposit of $3,865, first month's prepaid rent of $3,865, and last month's prepaid rent of $4,015 was paid upon lease execution. The lease is a triple net lease. Common area maintenance is approximately $1,317 per month for the first twelve months with annual escalations not to exceed 4%. The rent commencement date was October 1, 2014 and was initially set to expire on September 30, 2017.  In January 2017, this lease was modified and extended concurrent with the expansion of our retail space in the same location.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued).

In January 2017, the Company entered into an additional lease and modified and extended our existing lease for our retail site.  The new lease agreement provides for an additional 2,720 square feet adjacent to our existing Delray Beach FL location commencing February 1, 2017, and expiring January 31, 2022.  This lease provides for one months free rent, an initial monthly base rental of $1,757, representing a one-half reduction in rental payments for the first year as an accommodation.  Minimum base rental for year two is $3,513 per month, escalating 3% per year thereafter.  The Company also provided a $10,000 security deposit and prepaid $96,940 in future rents on the facility through the funding of certain leasehold improvements.  Prepaid rent totaled $95,183 at March 31, 2017. Simultaneously, the Company modified our existing lease on the initial space, extending this lease to coincide with the new space, expiring January 31, 2022, at an initial base rental of $2,471 per month, escalating 3% per year thereafter.

On December 16, 2016, with an effective date of December 15, 2016 under the terms of the Asset Purchase Agreement, we acquired the assets constituting the Black Helmet apparel business including various website properties and content, social media content, inventory and other intellectual property rights. (See Note 3)  We also acquired the right to assume the lease of their warehouse facility consisting of approximately 2,667 square feet.  The lease was renewed for a three year term in April 2016 with an initial base rental rate of $1,641 per month, and escalating at approximately 3% per year thereafter.

Rent expense for the three months ended March 31, 2017 and 2016 was $60,676 and $40,366, respectively.

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

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the three months ended March 31, 2017 and 2016, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

During the years ended December 31, 2016 and 2015, the Company entered into agreements with third parties related to websites acquired during the respective periods as further discussed in Note 3. In connection with the two acquisitions made in 2016, the Company entered into a management agreement associated with the WarIsBoring website at $5,000 per month through November 18, 2018, and two service agreements in connection the Black Helmet Apparel acquisition at $6,250 per month, each, through December 15, 2019, plus the ability to earn bonuses ranging from $50,000 for the year ending December 31, 2017 to $100,000 for the year ending December 31, 2019 each based upon the satisfaction of certain revenue and gross margin targets.  Future contingent milestone payments under the acquisitions made in 2015 totaled approximately $210,000 and $210,000 for 2017 and 2016, respectively.

Total payments for the three month periods March 31, 2017 and 2016 were $52,500 and $44,000, respectively.

Contractual commitments remaining under various acquisition related agreements total: $245,000 in 2017; $205,000 in 2018; $144,000 in 2019 and $0 for 2020 and 2021, respectively.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued).

The Company entered into an Executive Employment Agreement with our Chief Executive Officer, with an effective date of June 1, 2014. Under the initial terms of this agreement, the Company would compensate the Chief Executive Officer with a base salary of $75,000 annually, and he is entitled to receive discretionary bonuses as may be awarded by the Company's board of directors from time to time. The initial term of the agreement is three years, and the Company may extend it for an additional one-year period upon written notice at least 180 days prior to the expiration of the term.  The Chief Executive Officer's base annual salary was increased to $77,500 in January, 2015, $96,000 in July 2015, and to $125,000 effective October 1, 2015 upon recommendation of the Compensation Committee of the board of directors. In May 2016 the Chief Executive Officer orally agreed to a reduction in his base salary to $95,000 per annum.

The agreement will terminate upon the Chief Executive Officer's death or disability. In the event of a termination upon his death, the Company is obligated to pay his beneficiary or estate an amount equal to one year base salary plus any earned bonus at the time of his death. In the event the agreement is terminated as a result of his disability, as defined in the agreement, he is entitled to continue to receive his base salary for a period of one year. The Company is also entitled to terminate the agreement either with or without case, and the Chief Executive Officer is entitled to voluntarily terminate the agreement upon one year's notice to the Company. In the event of a termination by the Company for cause, as defined in the agreement, or voluntarily by the Chief Executive Officer, the Company is obligated to pay him the base salary through the date of termination. In the event the Company terminates the agreement without cause, the Company is obligated to give him one years' notice of the Company's intent to terminate and, at the end of the one year period, pay an amount equal to two times his annual base salary together with any bonuses which may have been earned as of the date of termination. A constructive termination of the agreement will also occur if the Company materially breaches any term of the agreement or if a successor company to the Company fails to assume the Company's obligations under the employment agreement. In that event, the Chief Executive Officer will be entitled to the same compensation as if the Company terminated the agreement without cause.

The employment agreement contains customary non-compete and confidentiality provisions. The Company also agreed to indemnify the Chief Executive Officer pursuant to the provisions of the Company's Amended and Restated Articles of Incorporation and Amended and Restated By-laws.

On April 1, 2017 the Company entered into the First Amendment to the Executive Employment Agreement with our Chief Executive Officer.  Under the terms of the amendment, the term of his employment was extended to April 1, 2020, which may be further extended for additional one year periods upon 180 days notice by us to him.  Under the terms of the amendment, Mr. Speyer's base salary was increased to $165,000 annually and he is entitled to earn annual performance bonuses, beginning with the year ending December 31, 2017, ranging from 25% of his base salary to 80% of his base salary upon our achievement of certain annual revenue and EBITDA targets.  All other terms and conditions of his employment agreement remain in full force.

NOTE 10 – RELATED PARTIES.

Beneficial Conversion Feature

Following the conversion of outstanding notes in August 2016, the Company issued a series of 12% convertible promissory notes that have conversion prices that create a beneficial conversion to related parties.  This note mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 10 – RELATED PARTIES (continued).

A summary of these note issuances at December 31, 2016 and March 31, 2017 is as follows:

Issuance Date	Maturity Date	Principal	Discount Recognized	Amortization Expense 2016	Carry Amount at December 31, 2016	Amortization Three Months Ended March 31, 2017	Carry Amount at March 31, 2017

09/26/16	09/26/21	$100,000	$70,000	$3,692	$33,692	$3,500	$37,192
10/14/16	10/14/21	100,000	70,000	3,024	33,024	3,500	36,524
10/31/16	10/31/21	100,000	70,000	2,372	32,372	3,500	35,872
11/03/16	11/03/21	50,000	35,000	1,120	16,120	1,750	17,870
11/11/16	11/11/21	100,000	70,000	1,934	31,934	3,500	35,434
11/21/16	11/21/21	50,000	35,000	775	15,775	1,750	17,525
12/15/16	12/15/21	75,000	52,500	488	22,988	2,625	25,613
01/19/17	01/19/22	100,000	70,000	—	—	2,823	32,823
02/06/17	02/06/22	100,000	70,000	—	—	2,061	32,061
02/24/17	02/24/22	50,000	35,000	—	—	208	15,208
03/07/17	03/07/22	100,000	70,000	—	—	942	30,942
		$925,000	$647,500	$13,405	$185,905	$26,159	$317,064

Amortization of debt discount totaled $26,159 and $5,049 at March 31, 2017 and 2016, respectively.

NOTE 11 – SHAREHOLDERS’ EQUITY.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the "Preferred Stock"), issuable in such series and with such designations, rights and preferences as the board of directors may determine.

On November 1, 2013, the board of directors approved the designation of 2,000,000 shares of the Preferred Stock as 10% Series A Convertible Preferred Stock (“Series A Stock”). Holders of the Series A Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each 10 shares of Series A Stock. Dividends are payable annually the 10th business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Shares of Series A Stock rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock will automatically convert into shares of common stock five years from the date of issuance or upon a change in control. On August 18, 2016, Series A Stockholders converted 1,800,000 shares of Series A Stock into 1,800,000 shares of common stock, leaving 100,000 Series A Stock outstanding. On the 10th business day of January 2017 there were 2,466 shares of common stock dividends owed and payable to the Series A Stockholders of record as dividends on the Series A Stock. The shares of Series A Stock is subject to adjustment of the conversion terms due to future mergers, sales and stock splits, if any.

Common Stock

Stock issued for services

On January 16, 2017, the Company issued to a consultant 3,600 shares of its common stock at $0.85 per share, or $3,060, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

Stock issued for dividends

During the three months ended March 31, 2017, the Company issued 10,000 shares of its common stock as dividends to the holder of its Series A preferred stock. Holders of the Series A, Series B, Series C, and Series D Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each ten shares of Series A, Series B, Series C, or Series D Stock payable on the tenth business day of January commencing in 2017.

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

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011.  The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. As of March 31, 2017, 27,000 shares were remaining under the 2011 Plan for future issuance.

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. As of March 31, 2017, 132,000 shares were remaining under the 2013 Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

On May 22, 2015, the Company's board of directors adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015.  Effective August 3, 2015, and as disclosed in the Company's Information Statement on Schedule 14C, the Company's majority shareholders ratified the adoption of the 2015 Plan.  The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2015 Plan to any individual during any calendar year shall be 100,000 shares. As of March 31, 2017, 385,000 shares were remaining under the 2015 Plan for future issuance.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the three months ended March 31, 2017 and 2016:

No options were granted during the three months ended March 31, 2017.

	Three Months Ended March 31,
Assumptions:	2017	2016
Expected term (years)		6.8
Expected volatility	—%	66%
Risk-free interest rate	—%	0.1 – 2.07%
Dividend yield	—%	0%
Expected forfeiture rate	—%	0%

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

The Company recorded $38,259 and $17,573 stock option expense for the three months ended March 31, 2017 and 2016, respectively.  The $38,259 non-cash stock option expense for the three months ended March 31, 2017 has been recognized as a component of general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

As of March 31, 2017 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $180,733 to be recognized through August 2020.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

A summary of the Company's stock option activity during the three months ended March 31, 2017 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2016	2,281,000	$0.47	6.8	$795,185
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, March 31, 2017	2,281,000	$0.47	6.6	$775,585
Exercisable at March 31, 2017	1,508,000	$0.32	5.3	$719,373

Summarized information with respect to options outstanding under the two option plans at March 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	1.2	$0.14	720,000	$0.14
0.25 - 0.49	351,000.98		$0.28	324,000	$0.28
0.50 - 0.85	1,210,000	4.5	$0.70	464,000	$0.61
	2,281,000	6.6	$0.47	1,508,000	$0.32

NOTE 12 – CONCENTRATIONS.

The Company has historically purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During the three months ended March 31, 2017, purchases from Citizens accounted for 25% and purchases from Bulova accounted for 16%, of the total products purchased as compared to 33% and 23%, respectively, for the three months ended March 31, 2016.  Although we continue to add additional product vendors and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

The Company generates revenues from two segments: product sales and services.  We sell many products through various distribution portals, which include Amazon and Paypal/eBay. During the three months ended March 31, 2017, these two portals accounted for 44% and 43%, respectively of our total product sales as compared to 70% and 4% in the three months ended March 31, 2016.  The sharp increase in Paypal/eBay concentration is due to our acquisition of the Black Helmet Apparel business in December 2016. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 12 – CONCENTRATIONS (continued).

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2017 and December 31, 2016, respectively, the Company had no cash balances in excess of the FDIC insured limit.

Concentration of Funding

During the three months ended March 31, 2017, the Company's funding was provided by the convertible notes to a related party officer and director. See Note 6.

NOTE 13 – SUBSEQUENT EVENTS.

On April 1, 2017, the Company entered into the First Amendment to the Executive Employment Agreement with W. Kip Speyer, our Chairman and Chief Executive Officer.  This amendment amends certain terms of the Executive Employment Agreement dated June 1, 2014 by and between the Company and Mr. Speyer.  Under the terms of the amendment, the term of his employment was extended to April 1, 2020, which may be further extended for additional one year periods upon 180 days notice by us to him.  Under the terms of the amendment, Mr. Speyer's base salary was increased to $165,000 annually and he is entitled to earn annual performance bonuses, beginning with the year ending December 31, 2017, ranging from 25% of his base salary to 80% of his base salary upon our achievement of certain annual revenue and EBITDA targets.

Between April 3 2017 and April 19, 2017 Mr. W. Kip Speyer, an executive officer and director, lent us an aggregate of $150,000 under the terms of a series of 12% convertible promissory notes.  The notes are unsecured, mature five years from the date of issuance, and are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.50 per share.  We did not pay any commissions or finders fees and the proceeds were used by us for working capital.

Between May 1, 2017 and May 11, 2017 Mr. Speyer also lent us $175,000 under the terms of a series of 6% convertible promissory note.  The notes are unsecured, mature five years from the date of issuance, and are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.50 per share.  We did not pay any commissions or finders fees and the proceeds were used by us for working capital.

The notes have a conversion price that creates a beneficial conversion. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock into which the note is convertible exceeds the face amount of the note. In accordance with the guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the five-year life of the notes using the effective interest method.

On April 25, 2017 we issued an aggregate of 28,500 shares of our common stock valued at $22,800 to 19 of our employees, including our executive officers as additional compensation at the rate of 1,500 shares per employee.  The recipients were accredited or otherwise sophisticated investors who had access to business and financial information on our company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Quarterly Total Revenue
2012
2013
2014
2015
2016
2017
0
70.6
213.4
310.1
427.4
661.0
3.3
103.1
251.8
371.9
459.2
4.9
151.8
276.8
431
412.9
56.9
322.1
427.1
579.1
644.5
Q1
Q2
Q3
Q4

Key first quarter of 2017 highlights include:

•	total revenue of $661,098, a revenue increase of 56% as compared to the first quarter of 2016;
•	services revenue growth of 43% for the first quarter of 2017 as compared to the first quarter of 2016; and
•	product sales revenue increased 59% in during the first quarter of 2017 from the comparable period in 2016.

Many of these increases are being powered by website traffic increases of 18% for the first quarter of 2017 compared to the first quarter of 2016 as a result of organic growth and acquisitions.  The following graph provides information on the quarterly traffic to our proprietary websites over the respective quarterly periods presented:

Quarterly Website Traffic (Visits)
51,000
121,000
240,000
428,000
1,475,000
2,048,000
4,110,000
5,509,000
7,723,000
9,197,000
12,563,000
10,988,000
13,183,000
14,038,000
15,002,000
15,292,000
15,500,000
Q1 13
Q2 13
Q3 13
Q4 13
Q1 14
Q2 14
Q3 14
Q4 14
Q1 15
Q2 15
Q3 15
Q4 15
Q1 16
Q2 16
Q3 16
Q4 16
Q1 17

Since inception we have chosen to be a provider of quality website content to our niche market through our content staff of writers and others which, in our opinion, has been the principle reason for the growth in our website traffic.  2016 was a transitional year for our company as we invested in the infrastructure required to create more content, website traffic and expand our ability to sell our advertising inventory.  Historically, a majority of our revenues have come from product sales.  As a result of the consistent increase in both the overall site traffic as well as visitors to our websites, in late 2015 we began the multi-year transition to a media company that generates most of its revenue from the sales of advertising on its websites.  We believe that this natural evolution of our model will permit us to concentrate our efforts on growing our highest margin opportunities through the leverage of our website portfolios and growing Internet audience. Subject to availability of additional capital, we expect to begin adding more content staff including writers, graphic designers, videographers and social media personnel, as well as former military and public safety individuals to create additional content for our websites.  We believe these steps will help drive additional traffic to our websites which in turn will allow us to better leverage the highly targeted website traffic on our web properties and increase advertising revenues.

A key component of our growth also remains our acquisition strategy.  We remained committed to expanding our portfolio of web properties in 2017 and beyond with additional acquisitions that fit strategically into our business objectives. In 2016, we acquired www.warisboring.com and www.sargeslist.com. and in December 2016 we acquired the assets of the Black Helmet Apparel business. Following this transaction we have begun to leverage the unique designs and marketing aspects of Black Helmet Apparel to enhance and expand our online assets primarily targeted to the military and public safety sectors.

Our ability to continue our acquisition strategy, however, is dependent on our ability to raise additional working capital, both to fund the costs of the transactions as well as the integration and expansion of the acquired companies and web properties.

In March 2017 we entered into an agreement to purchase Daily Engage Media, utilizing a portion of the proceeds of a pending firm commitment public offering of our securities.  Thereafter, utilizing technology which is being developed by Daily Engage Media and proceeds from the offering we expect to launch the Bright Mountain Media Ad Network.  Our ability to close the acquisition of Daily Engage Media and launch the advertising network is wholly dependent upon the closing of the pending public offering.  While it is being underwritten on a firm commitment basis, the underwriter is not contractually bound to purchase the securities and close the public offering until such time as we enter into an underwriting agreement which occurs immediately prior to the effectiveness of the registration statement filed with the SEC for the offering.  We are unsure as to the timing of the effectiveness of the registration statement.  It is possible that the underwriter will determine at some time in the future prior to the effectiveness of the registration statement not to proceed with the offering, in which event we would likely be unable to close the acquisition of Daily Engage Media and our goal of launching the Bright Mountain Media Ad Network would be indefinitely postponed.  If for any reason the underwriting is delayed or abandoned, we may seek alternative financing.  Accordingly, investors should not place undue reliance on the information in this report related to these future activities by us.

While we continue to increase our revenues, we reported a net loss of $683,247 for first quarter of 2017.  During 2017 and 2016 our average monthly negative cash flow was approximately $150,000.  During the first quarter 2017 we did experience an increase in our inventory levels particularly related to our Black Helmet Apparel business acquired in December 2016.  As we continue to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase.

We do not anticipate that we will generate sufficient revenue to fund our operations for the next 12 months. As a result, we will need to raise additional working capital to fund our ongoing operations as well as to provide additional funds for the further evolution of our business. During the first quarter of 2017 we raised $350,000 in capital through the sale of debt securities to a related party. We presently estimate we will need to raise at least $2,000,000 to satisfy our working capital needs for the next 12 months. As described elsewhere herein, we do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Going Concern

For the three months ended March 31, 2017, we reported a net loss of $683,247, cash used in operating activities of $445,058 and we had an accumulated deficit of $9,508,053 at March 31, 2017.  The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2016 and 2015 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

	First Quarter 2017	First Quarter 2016	% Change
Product sales	$551,355	$347,779	58.5
Revenues from services	109,743	76,636	43.2
Total revenues	$661,098	$424,415	55.8
Cost of sales - products	376,056	270,535	39.0
Cost of sales - products as a percentage of product sales	68.2%	77.8%
Gross profit	$285,042	$153,880	85.2
Gross profit as a percentage of total revenues	43.1%	36.3%
Selling, general and administrative expenses	884,203	786,714	12.4
(Loss) from operations	(599,161)	$(632,834)	(5.3)

Revenue

Revenues related to product sales increased approximately $204,000 during the first quarter 2017 over 2016.  This increase was attributable to our acquisition of the Black Helmet Apparel business in mid-December 2016.  Sales by our Black Helmet Apparel business totaled $243,667 during the first quarter 2017 compared to their pre-acquisition sales of $247,892 for the first quarter 2016, as included in our pro-forma disclosure in Note 3 – Acquisitions.While there can be no assurance, the Company expects similar increases quarter-over-quarter during 2017 resulting from this acquisition.  Revenues related to our watch sales declined approximately $34,000 for the first quarter 2017 compared to the same period in the preceeding year.  This decline is believed attributable to increased competitive pressures from on-line distribution outlets.

 Service revenues increased for the first quarter 2017 over the first quarter 2016 by approximately 43% primarily as a result of organic growth from our existing websites, reflecting an increase in visitor traffic and related revenues.  Subject to receipt of the necessary funding, the Company intends to continue to focus on this area, expanding additional revenues through increased web content and website acquisitions in our targeted market segment.

Cost of Sales

Cost of sales as a percentage of product sales declined during the first quarter 2017 compared to the comparable period of the prior year. This decline was due in large part to the inclusion of Black Helmet Apparel revenues during the first quarter 2017, not included in 2016, with increased margins on products sold.  Prior to our acquisition of Black helmet Apparel, they had historically reported pre-acquisition margins of 40% for first quarter sales.  We do not incur any cost of sales related to our service revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $97,000, totaling $884,203 for the three months ended March 31, 2017, an 12.4% increase over the same period of the preceding year. While total costs increased, selling, general and administrative expenses as a percentage of total revenues declined from 185% to 134% between the periods.

A significant portion of our selling, general and administrative expenses between periods was attributable to non-cash expenses recognized during the first quarters 2017 and 2016 including amortization expense attributable to websites acquired and amortization of debt discounts of $75,806 and $28,887 and $62,843 and $7,777, respectively. In addition, stock options compensation expense totaled $38,259 and $17,573 in the first quarter 2017 and 2016, respectively. This increase in option compensation expense is expected to increase as we continue to seek to attract qualified employees while minimizing, as much as possible, cash demands related to increased staffing. During the first quarter 2016 we increased staffing to support targeted growth with salaries and employee medical expenses.  These costs totaled $364,737 during the first quarter 2016.  During the second quarter 2016, we implemented a partial staff reduction to reduce staffing and related costs.  Accordingly, payroll and related costs for the first quarter 2017 totaled $318,780, a 12.6% reduction over the prior year.  Advertising and marketing expenses increased sharply between the periods totaling $92,288 and $7,050 at March 31, 2017 and 2016, respectively.  This increase was attributable to our acquisition of Black Helmet Apparel business during the fourth quarter 2016.  The business model for this operation relies heavily on on-line promotion of products offered.  We anticipate these quarter-over-quarter increases to continue as the Company focuses on expanding the Black helmet customer base and promoting anticipated newly introduced products.

Selling, general and administrative expenses are expected to continue to increase in a controlled manor as we execute our planned growth strategy of increasing website visits both organically and through targeted acquisitions and providing the needed administrative support for the increased level of activities.  The Company also intends to add administrative staff to its accounting department to improve controls over its accouting and reporting processes.

Total other income (expense)

Total other income (expense) primarily reflects interest expense associated with our borrowings under a non-convertible and several convertible notes.  Our Chief Executive Officer loaned the Company an additional $350,000 during the first quarter 2017 under a series of 12% convertible notes bringing the total notes payable to him at March 31, 2017 to $925,000, $317,064 net of the related note discount.  Interest under these notes totaled $49,008, inclusive of $26,159 in amortization of the related debt discount, for the three months ended March 31, 2017.  In addition, the Company recorded interest of $31,500 on a $500,000 25% note payable issued in November 2016.

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

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended March 31,
(unaudited)	2017	2016
Net (loss)	$(683,247)	$(648,957)
plus:
Stock compensation expense	38,259	17,573
Stock issued for services	3,060	44,480
Adjusted net (loss):	$(641,928)	$(586,904)
Depreciation expense	5,489	3,334
Amortization expense	75,806	62,843
Amortization of debt discount	28,887	7,777
Interest expense	55,281	8,350
Adjusted EBITDA:	$(476,465)	$(504,600)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2017 the Company had a balance of cash and cash equivalents of $34,460 and working capital of $182,096 as compared to cash and cash equivalents of $162,795 and working capital of $355,344 at December 31, 2016.  Our current assets decreased 9% at March 31, 2017 from December 31, 2016 which reflects the decrease in cash, accounts receivable and prepaid expenses, offset by an increase in inventory.  Our current liabilities increased 2.1% at March 31, 2017 from December 31, 2016 which primarily reflects a decreases in premium finance loan payable, offset by increases in accrued interest, including to a related party.  We do not have any external sources of liquidity and are dependent upon loans from our Chief Executive Officer as described elsewhere herein.  In addition to the amounts owed Mr. Speyer, in November 2016 we borrowed $500,000 from an unrelated third party under a promissory note which matures in November 2017.  Our operations do not provide sufficient cash to pay our cash operating expenses.  If we are unable to increase our revenues to a level which provides sufficient funds to pay our operating expenses without relying upon loans from a related party, as well as to pay our obligations as they become due, our ability to continue to leverage our resources and implement our plans for continued growth are in jeopardy.

Cash flows

Net cash flows used in operating activities totaled $445,058 and $515,409 for the three month periods ending March 31, 2017 and 2016, respectively.   During the three months ended March 31, 2017, we used cash primarily to fund our net loss of $683,247 for the period as well as an increase in inventory of approximately $82,000.  The increase in inventory was attributable to our acquisition of the Black Helmet Apparel business acquired in December 2016.  Cash used during the three months ended March 31, 2016 was primarily attributable to operational losses during the period.

Net cash flows used in investing activities totaled $8,035 and $125,122 for the first quarter 2017 and 2016, respectively.  Cash used included the purchase of fixed assets of $8,035 and $5,622 in 2017 and 2016 and in 2016, $119,500 attributable to the purchase of two websites.

Net cash flows provided from financing activities totaled $324,758 and $422,966 during the three month periods ending March 31, 2017 and 2016, respectively.  During the first quarter 2017, the Company received $350,000 under a series of 12%, 5 year convertible notes issued to our Chief Executive Officer.  This figure was reduced by the repayments of $25,242 in insurance premium financing notes.  During the first quarter 2016, the Company sold $350,000 in common stock and $100,000 in 12%, 5 year convertible notes issued to our Chief Executive Officer.  This figure was reduced by the repayments of $27,034 in insurance premium financing notes.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016.  A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between January 2017 and April 2017 Mr. W. Kip Speyer, an executive officer and director, lent us an aggregate of $500,000 under the terms of 12% convertible promissory notes.  The notes are unsecured, mature five years from the date of issuance, and are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.50 per share.  We did not pay any commissions or finders fees and the proceeds were used by us for working capital.  The recipient is an accredited investor and the issuances were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on an exemption provided by Section 4(a)(2) of that act.

In May 2017 Mr. Speyer also lent us $175,000 under the terms of a 6% convertible promissory note.  The notes are unsecured, mature five years from the date of issuance, and are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.50 per share.  We did not pay any commissions or finders fees and the proceeds were used by us for working capital.  The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

In April 2017 we issued an aggregate of 28,500 shares of our common stock valued at $22,800 to 19 of our employees, including our executive officers as additional compensation at the rate of 1,500 shares per employee.  The recipients were accredited or otherwise sophisticated investors who had access to business and financial information on our company.  The issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act.

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

10.32

First Amendment to Executive Employment Agreement dated April 1, 2017 by and between Bright Mountain Media, Inc. and W. Kip Speyer (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed April 6, 2017).±

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

±

management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

May 22, 2017	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

May 22, 2017	By:	/s/ Dennis W. Healey
Dennis W. Healey, Chief Financial Officer