Form 10-Q
period 2017-06-30
Bright Mountain Media, Inc.
filed 2017-08-21
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

As of August 21, 2017 the issuer had 44,943,631 shares of its common stock outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2017” refers to the three months ended June 30, 2017, "second quarter of 2016" refers to the three months ended June 30, 2016, “2017” refers to the year ending December 31, 2017 and “2016” refers to the year ended December 31, 2016.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia.com is not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash	$101,029	$162,795
Accounts Receivable	123,514	157,013
Prepaid Expenses and Other Current Assets	104,102	132,950
Inventories	1,066,575	1,127,072
Total current assets	1,395,220	1,579,830

Fixed Assets, net	101,158	99,001
Website Acquisition Assets, net	815,572	967,114
Tradenames	150,000	150,000
Other Assets	51,497	184,400
Total Assets	$2,513,447	$2,980,345

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$590,724	$654,140
Accrued Interest	73,958	11,111
Accrued Interest to Related Party	12,450	5,592
Premium Finance Loan Payable	4,694	53,643
Deferred Rent	15,976	—
Note Payable	500,000	500,000
Total Current Liabilities	1,197,802	1,224,486

Long Term Debt to Related Parties, net	680,673	185,905
Total Liabilities	1,878,475	1,410,391

Commitments and contingencies (See Note 9)
Shareholders' Equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding
Series A, 2,000,000 shares designated, 100,000 and 100,000 shares issued and outstanding	1,000	1,000
Series B, 1,000,000 shares designated, 0 and 0 shares issued and outstanding	—	—
Series C, 2,000,000 shares designated, 0 and 0 shares issued and outstanding	—	—
Series D, 2,000,000 shares designated, 0 and 0 shares issued and outstanding	—	—
Common stock, par value $0.01, 324,000,000 shares authorized, 44,943,631 issued and outstanding and 44,901,531 issued and outstanding, respectively	449,437	449,016
Additional paid-in capital	10,566,521	9,944,744
Accumulated Deficit	(10,381,986)	(8,824,806)
Total shareholders' equity	634,972	1,569,954
Total liabilities and shareholders' equity	$2,513,447	$2,980,345

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Product Sales	$572,931	$336,042	$1,124,286	$683,821
Revenues from services	93,890	123,128	203,633	199,764
Total revenues	666,821	459,170	1,327,919	883,585

Cost of sales	365,411	236,986	741,467	507,521
Gross profit	301,410	222,184	586,452	376,064

Selling, general and administrative expenses	1,064,765	732,339	1,948,968	1,519,053
Loss from operations	(763,355)	(510,155)	(1,362,516)	(1,142,989)

Other income (expense)
Interest income	137	6	219	10
Interest expense	(34,591)	(21,758)	(69,751)	(37,885)
Interest expense - related party	(76,124)	—	(125,132)	—
Total other income (expense)	(110,578)	(21,752)	(194,664)	(37,875)

Net loss before income taxes	(873,933)	(531,907)	(1,557,180)	(1,180,864)
Income taxes	—	—	—	—

Net loss	(873,933)	(531,907)	(1,557,180)	(1,180,864)

Preferred stock dividends
Series A, Series B, Series C and Series D preferred stock	754	110,197	2,727	218,186
Total preferred stock dividends	754	110,197	2,727	218,186

Net loss attributable to common shareholders	$(874,687)	$(642,104)	$(1,559,907)	$(1,399,050)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding - basic and diluted	44,936,196	37,377,483	44,925,043	36,927,554

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2017

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance – December 31, 2016	100,000	$1,000	44,901,531	$449,016	$9,944,744	$(8,824,806)	$1,569,954

Common stock issued for services ($0.85/share)			3,600	36	3,024		3,060
Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements			10,000	100	(100)		—
Stock option compensation expense					78,838		73,838
Common stock issued as compensation			28,500	285	22,515		22,800
Beneficial conversion feature					522,500		522,500
Net loss for the six months ended June 30, 2017						(1,557,180)	(1,557,180)

Balance – June 30, 2017	100,000	$1,000	44,943,631	$449,437	$10,566,521	$(10,381,986)	$634,972

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,557,180)	$(1,180,864)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	12,148	6,679
Amortization of debt discount	67,268	18,715
Amortization	151,542	124,425
Stock option compensation expense	73,838	77,124
Common stock issued for services	25,860	54,930
Changes in operating assets and liabilities:
Accounts receivable	33,499	3,302
Inventory	60,497	37,958
Prepaid expenses and other current assets	52,848	52,059
Accounts payable	(63,416)	(106,298)
Accrued interest	62,847	—
Accrued interest - related party	6,858	—
Deferred rents	15,976	—
Other assets	108,903	467
Net cash used in operating activities	(948,512)	(911,503)

Cash flows from investing activities:
Purchase of fixed assets	(14,305)	(5,621)
Purchase of websites	—	(131,237)
Net cash used in investing activities	(14,305)	(136,858)

Cash flows from financing activities:
Sale of common stock	—	500,000
Repayments on insurance premium notes payable	(48,949)	(51,337)
Long-term debt – Loan from related parties	950,000	300,000
Net cash provided by financing activities	901,051	748,663

Net decrease in cash	(61,766)	(299,698)
Cash at beginning of period	162,795	416,187
Cash at end of period	$101,029	$116,489

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$52,400	$13,714
Income taxes	$—	$—
Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$42,362	$38,060
Payable for purchase of website	$—	$150,000
Debt discount on convertible notes payable	$522,500	$—

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the six months ended June 30, 2017 and the consolidated financial position as of June 30, 2017 have been made. The results of operations for such interim period are not necessarily indicative of the operating results expected for the full year.

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

JUNE 30, 2017

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

JUNE 30, 2017

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

JUNE 30, 2017

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

As of June 30, 2017 and 2016, all website development costs have been expensed.

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

Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash amortization loss is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended June 30, 2017 and 2016, non-cash amortization expense was $75,806 and $61,582, respectively.  For the six months ended June 30, 2017 and 2016, non-cash amortization expense was $151,542 and $124,425, respectively.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718 “Compensation – Stock Compensation.” ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees.”  The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non- cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. For the three months ended June 30, 2017 and 2016, non-cash stock-based stock option compensation expense was $35,579 and $59,551, respectively.  For the six months ended June 30, 2017 and 2016, non-cash stock-based stock option compensation expense was $73,838 and $77,124, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended June 30, 2017 and 2016, advertising, marketing and promotion expense was $72,945 and $5,056, respectively. For the six months ended June 30, 2017 and 2016, advertising, marketing and promotion expense was $165,233 and $12,106, respectively.

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

As of June 30, 2017, tax years 2016, 2015, and 2014 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10 “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of June 30, 2017 and 2016, there were approximately 2,177,000 and 1,847,000 common stock equivalent shares outstanding as stock options, respectively, 100,000 and 5,200,000 common stock equivalents from the conversion of preferred stock, respectively, and 3,050,000 and 1,000,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized, as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 280-10. The Company's two segments are product sales and services as of June 30, 2017. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

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

JUNE 30, 2017

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 2 - GOING CONCERN.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,557,180 and used cash in operating activities of $948,512 for the six months ended June 30, 2017. The Company had an accumulated deficit of $10,381,986 at June 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

NOTE 3 – ACQUISITIONS.

On January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000.  The purchase price consisted of a cash payment of $100,000 at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of discount of $32,732.  The present value was calculated at a discount rate of 12% (which is the Company’s then most recent borrowing rate) using the estimated future revenues from the website to estimate the payment dates.  The estimated future revenues from the website were based on the average historical monthly revenues from the website prior to the Company’s acquisition.  During the six months ended June 30, 2017 and 2016, the Company amortized $5,455 and $5,456, respectively, of this discount. The acquisition was accounted following ASC 805 “Business Combinations.”  Under the purchase method of accounting, the transaction was valued for accounting purposes at $217,268, which was the fair value of warisboring.com. The Company has initially determined there was only two amortizable intangible assets. The acquisition date estimated fair value of the consideration transferred consisted of the following:

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 3 – ACQUISITIONS (continued).

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Total revenue	$677,328	$1,349,635
Total expenses	1,310,729	2,726,510
Preferred stock dividend	128,084	218,186
Net loss attributable to common shareholders	$(761,485)	$(1,595,061)
Basic and diluted net loss per share	$(0.03)	$(0.05)

At June 30, 2017 and December 31, 2016, respectively, website acquisition assets consisted of the following:

	June 30,	December 31,
	2017	2016
Website Acquisition Assets	$1,739,179	$1,739,179
Less: Accumulated Amortization	(732,587)	(581,045)
Less: Impairment Loss	(191,020)	(191,020)
Website Acquisition Assets, net	$815,572	$967,114

Non-cash amortization expense for the three and six month periods ending June 30, 2017 and 2016 was $75,806 and $151,542, respectively and $61,582 and $124,425, respectively.

In connection with the acquisition of the Black Helmet apparel business, the Company recognized $150,000 attributable to tradenames acquired.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 4 – INVENTORIES.

At June 30, 2017 and December 31, 2016 inventories consisted of the following:

	June 30,	December 31,
	2017	2016
Product inventory: clocks and watches	$858,049	$982,283
Product inventory: other inventory	208,526	144,789
Total inventory balance	$1,066,575	$1,127,072

NOTE 5 – PREPAID COSTS AND EXPENSES.

At June 30, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2017	2016
Prepaid Rent	$61,740	$46,523
Prepaid Insurance	42,362	84,825
Prepaid Inventory	—	1,602
Prepaid Expenses and Other Current Assets	$104,102	$132,950

NOTE 6 – PROPERTY AND EQUIPMENT.

At June 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	June 30,	December 31,	Depreciable Life
	2017	2016	(Years)
Furniture and Fixtures	$76,671	$70,108	7
Computer Equipment	59,511	56,142	5
Leasehold Improvements	39,385	35,011	10
Total Fixed Assets	175,567	161,261
Less: Accumulated Depreciation	(74,409)	(62,260)
Total Fixed Assets, net	$101,158	$99,001

Non-cash depreciation expense for the three and six months ending June 30, 2017, respectively, and was $6,659 and $12,148 and $3,345 and $6,679 for the three and six months ended June 30, 2016, respectively.

NOTE 7 – SEGMENT INFORMATION.

The Company has two identifiable segments as of June 30, 2017; products and services. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.  The following information represents segment activity for the three and six month periods ended June 30, 2017 and June 30,2016.

	For the three months ended June 30, 2017			For the three months ended June 30, 2016
	Products	Services	Total	Products	Services	Total
Revenues	$572,931	$93,890	$666,821	$336,042	$123,128	$459,170
Website Amortization	$—	$75,806	$75,806	$—	$61,582	$61,582
Depreciation	$5,707	$952	$6,659	$2,176	$1,169	$3,345
Loss from operations	$(445,896)	$(317,459)	$(763,355)	$(267,198)	$(242,957)	$(510,155)
Segment Assets	$1,728,881	$784,566	$2,513,447	$1,203,841	$829,518	$2,033,359
Purchase of Assets	$6,271	$—	$6,271	$5,621	$6,115	$11,736

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 7 – SEGMENT INFORMATION. (continued)

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
	Products	Services	Total	Products	Services	Total
Revenues	$1,124,286	$203,633	$1,327,919	$683,821	$199,764	$883,585
Website Amortization	$—	$151,542	$151,542	$—	$124,425	$124,425
Depreciation	$10,285	$1,863	$12,148	$4,888	$1,791	$6,679
Loss from operations	$(845,275)	$(517,241)	$(1,362,516)	$(680,802)	$(462,187)	$(1,142,989)
Segment Assets	$1,728,881	$784,566	$2,513,447	$1,203,841	$829,518	$2,033,359
Purchase of Assets	$14,305	$—	$14,305	$5,621	$131,237	$136,858

NOTE 8 – NOTES PAYABLE.

Long Term Debt to Related Parties, net

Following the conversion of outstanding notes in August 2016, the Company issued a series of 12% convertible promissory notes that have conversion prices that create a beneficial conversion to a related party, who is our Chief Executive Officer.  This note mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.

A summary of these note issuances at December 31, 2016 and June 30, 2017 is as follows:

Issuance Date	Maturity Date	Principal	Discount Recognized	Amortization Expense 2016	Carry Amount at December 31, 2016	Amortization Six Months Ended June 30, 2017	Carry Amount at June 30, 2017

09/26/16	09/26/21	$100,000	$70,000	$3,692	$33,692	$7,000	$40,692
10/14/16	10/14/21	100,000	70,000	3,024	33,024	7,000	40,024
10/31/16	10/31/21	100,000	70,000	2,372	32,372	7,000	39,372
11/03/16	11/03/21	50,000	35,000	1,120	16,120	3,500	19,620
11/11/16	11/11/21	100,000	70,000	1,934	31,934	7,000	38,934
11/21/16	11/21/21	50,000	35,000	775	15,775	3,500	19,275
12/15/16	12/15/21	75,000	52,500	488	22,988	5,250	28,238
01/19/17	01/19/22	100,000	70,000	—	—	6,323	36,323
02/06/17	02/06/22	100,000	70,000	—	—	5,561	35,561
02/24/17	02/24/22	50,000	35,000	—	—	1,958	16,958
03/07/17	03/07/22	100,000	70,000	—	—	4,441	34,441
04/03/17	04/03/22	75,000	45,000	—	—	2,250	32,250
04/10/17	04/10/22	75,000	45,000	—	—	2,000	32,000
04/19/17	04/19/22	50,000	30,000	—	—	1,183	21,183
05/01/17	05/01/22	50,000	30,000	—	—	1,000	21,000
05/11/17	05/11/22	75,000	22,500	—	—	617	53,117
05/24/17	05/24/22	75,000	45,000	—	—	1,234	31,234
06/08/17	06/08/22	100,000	30,000	—	—	383	70,383
06/27/17	06/27/22	100,000	30,000	—	—	68	70,068
		$1,525,000	$925,000	$13,405	$185,905	$67,268	$680,673

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 8 – NOTES PAYABLE. (continued)

Amortization of debt discount totaled $67,268 and $18,715 at June 30, 2017 and 2016, respectively.

Note Payable

On November 30, 2016, the Company entered into a promissory note agreement with an unaffiliated party in the principal amount of $500,000.  The note is unsecured, carries an interest rate of 25% per annum payable in arrears at maturity.  The note matures November 30, 2017 and may be prepaid at any time without notice or prepayment penalty.  In the event of default of any loan provision, the lender can declare all or any portion of the unpaid principal and interest immediately due and payable.  Accrued interest on this note totaled $73,958 at June 30, 2017.

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

In January 2017, the Company entered into an additional lease and modified and extended our existing lease for our retail site.  The new lease agreement provides for an additional 2,720 square feet adjacent to our existing Delray Beach FL location commencing February 1, 2017, and expiring January 31, 2022.  This lease provides for one months free rent, an initial monthly base rental of $1,757, representing a one-half reduction in rental payments for the first year as an accommodation.  Minimum base rental for year two is $3,513 per month, escalating 3% per year thereafter.  The Company also provided a $10,000 security deposit and prepaid $96,940 in future rents on the facility through the funding of certain leasehold improvements.  Prepaid rent totaled $88,140 at June 30, 2017. Simultaneously, the Company modified our existing lease on the initial space, extending this lease to coincide with the new space, expiring January 31, 2022, at an initial base rental of $2,471 per month, escalating 3% per year thereafter.

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

Rent expense for the three months ended June 30, 2017 and 2016 was $57,249 and $40,366, respectively and for the six months ended June 30, 2017 and 2016 was $117,925 and $80,732, respectively.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued).

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

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the six months ended June 30, 2017 and 2016, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

During the years ended December 31, 2016 and 2015, the Company entered into agreements with third parties related to websites acquired during the respective periods as further discussed in Note 3. In connection with the two acquisitions made in 2016, the Company entered into a management agreement associated with the WarIsBoring website at $5,000 per month through November 18, 2018, and two service agreements in connection the Black Helmet Apparel acquisition at $6,250 per month, each, through December 15, 2019, plus the ability to earn bonuses ranging from $50,000 for the year ending December 31, 2017 to $100,000 for the year ending December 31, 2019 each based upon the satisfaction of certain revenue and gross margin targets.  These agreements may be terminated with six months written notice.  Future contingent milestone payments under the acquisitions made in 2015 totaled approximately $210,000 and $210,000 for 2017 and 2016, respectively.

Total payments for the six month periods June 30, 2017 and 2016 were $90,000 and $88,000, respectively.

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

JUNE 30, 2017

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued).

The employment agreement contains customary non-compete and confidentiality provisions. The Company also agreed to indemnify the Chief Executive Officer pursuant to the provisions of the Company's Amended and Restated Articles of Incorporation and Amended and Restated By-laws.

On April 1, 2017 the Company entered into the First Amendment to the Executive Employment Agreement with our Chief Executive Officer.  Under the terms of the amendment, the term of his employment was extended to April 1, 2020, which may be further extended for additional one year periods upon 180 days notice by us to him.  Under the terms of the amendment, Mr. Speyer's base salary was increased to $165,000 annually and he is entitled to earn annual performance bonuses, beginning with the year ending December 31, 2017, ranging from 25% to 80% of his base salary upon our achievement of certain annual revenue and EBITDA targets.  All other terms and conditions of his employment agreement remain in full force.

NOTE 10 – RELATED PARTIES.

As discussed more fully in Note 8, section titled “Long Term Debt to Related Parties, net”, in August 2016, the Company issued a series of 12% convertible promissory notes that have conversion prices that create a beneficial conversion to a related party, who is our Chief Executive Officer.  These notes total $680,673 and $185,905 at June 30, 2017 and December 31, 2016, respectively and mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.  The notes are reported net of their unamortized debt discount of $844,327 and $389,095 as of June 30, 2017 and December 31, 2016, respectively.

NOTE 11 – SHAREHOLDERS’ EQUITY.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the "Preferred Stock"), issuable in such series and with such designations, rights and preferences as the board of directors may determine.

On November 1, 2013, the board of directors approved the designation of 2,000,000 shares of the Preferred Stock as 10% Series A Convertible Preferred Stock (“Series A Stock”). Holders of the Series A Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each 10 shares of Series A Stock. Dividends are payable annually the 10th business day of January. Each holder of Series A Stock may convert all or part of the Series A Stock into shares of common stock on a share for share basis. Shares of Series A Stock rank superior to all other classes of stock upon liquidation.  Each share of Series A Stock will automatically convert into shares of common stock five years from the date of issuance or upon a change in control. On August 18, 2016, Series A Stockholders converted 1,800,000 shares of Series A Stock into 1,800,000 shares of common stock, leaving 100,000 Series A Stock outstanding. On the 10th business day of January 2017 there were 4,959 shares of common stock dividends owed and payable to the Series A Stockholders of record as dividends on the Series A Stock. The shares of Series A Stock is subject to adjustment of the conversion terms due to future mergers, sales and stock splits, if any.

Common Stock

Stock issued for services

On January 16, 2017, the Company issued to a consultant 3,600 shares of its common stock at $0.85 per share, or $3,060, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On April 25, 2017 the Company issued 28,500 shares with a fair value of $22,800 on the date of issuance for compensation to employees and officers.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

Stock issued for dividends

In January 2017, the Company issued 10,000 shares of its common stock as dividends to the holder of its Series A preferred stock. Holders of the Series A, Series B, Series C, and Series D Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each ten shares of Series A, Series B, Series C, or Series D Stock payable on the tenth business day of January commencing in 2017.

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

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011.  The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. As of June 30, 2017, 27,000 shares were remaining under the 2011 Plan for future issuance.

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. As of June 30, 2017, 147,000 shares were remaining under the 2013 Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

On May 22, 2015, the Company's board of directors adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015.  Effective August 3, 2015, and as disclosed in the Company's Information Statement on Schedule 14C, the Company's majority shareholders ratified the adoption of the 2015 Plan.  The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2015 Plan to any individual during any calendar year shall be 100,000 shares. As of June 30, 2017, 449,000 shares were remaining under the 2015 Plan for future issuance.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the six months ended June 30, 2017 and 2016:

No options were granted during the six months ended June 30, 2017.

	Six Months Ended June 30,
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

The Company recorded $35,579 and $59,551 stock option expense for the three months ended June 30, 2017 and 2016, respectively and $73,838 and $77,124 for the six months ended June 30, 2017 and 2016, respectively.  The non-cash stock option expense has been recognized as a component of general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

As of June 30, 2017 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $124,271 to be recognized through August 2020.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

A summary of the Company's stock option activity during the six months ended June 30, 2017 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2016	2,281,000	$0.47	6.8	$795,185
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(104,000)	—	—	—
Expired	—	—	—	—
Balance Outstanding, June 30, 2017	2,177,000	$0.47	6.6	$775,585
Exercisable at June 30, 2017	1,515,000	$0.31	5.3	$719,373

Summarized information with respect to options outstanding under the two option plans at June 30, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	1.1	$0.14	720,000	$0.14
0.25 - 0.49	351,000.8		$0.28	351,000	$0.28
0.50 - 0.85	1,106,000	4.0	$0.69	444,000	$0.60
	2,177,000	5.9	$0.45	1,515,000	$0.31

NOTE 12 – CONCENTRATIONS.

The Company has historically purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During the three months ended June 30, 2017, purchases from Citizens accounted for 67% and purchases from Bulova accounted for 20%, of the total products purchased as compared to 44% and 15%, respectively, for the three months ended June 30, 2016.  During the six months ended June 30, 2017, purchases from Citizens accounted for 57% and purchases from Bulova accounted for 19%, of the total products purchased as compared to 39% and 17%, respectively, for the six months ended June 30, 2016. Although we continue to add additional product vendors and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

The Company generates revenues from two segments: product sales and services.  We sell many products through various distribution portals, which include Amazon and Paypal/eBay. During the three months ended June 30, 2017, these two portals accounted for 41% and 44%, respectively of our total product sales as compared to 91% and 5% in the three months ended June 30, 2016.  During the six months ended June 30, 2017, these two portals accounted for 41% and 43%, respectively of our total product sales as compared to 91% and 5% in the six months ended June 30, 2016.  The sharp increase in Paypal/eBay concentration is due to our acquisition of the Black Helmet Apparel business in December 2016. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE 12 – CONCENTRATIONS (continued).

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2017 and December 31, 2016, respectively, the Company had no cash balances in excess of the FDIC insured limit.

Concentration of Funding

During the six months ended June 30, 2017, the Company's funding was provided by the convertible notes to a related party officer and director. See Note 8.

NOTE 13 – SUBSEQUENT EVENTS.

In March 2017 the Company entered into a definitive agreement to purchase all of the membership interests of Daily Engage Media LLC ("Daily Engage Media") from unrelated third parties for $4.9 million consisting of cash and shares of its common stock.  The closing of this acquisition was conditioned upon the closing of a then pending secondary firm commitment public offering of the Company's securities.  In July 2017 the Company withdrew the registration statement on Form S-1 previously filed with the SEC and is presently in negotiations with the owners of Daily Engage Media to restructure the terms of the acquisition.  In July 2017 the Company lent Daily Engage $135,000 for working capital under the terms of a promissory note which matures on September 15, 2017.  The obligation is unsecured and interest free.  Upon the closing of the acquisition, $85,000 of the obligation will be forgiven and considered part of the purchase price.  If the acquisition does not close prior to the maturity date, the note will begin accruing interest at 1 ½% per month.

Between July 2017 and August 2017 Mr. W. Kip Speyer, an executive officer and director, lent the Company an aggregate of $310,000 under the terms of 6% and 10% convertible promissory notes.  The notes are unsecured, mature five years from the date of issuance, and are convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price of $0.50 on a $50,000 note issued in July 2017 with the balance convertible at $0.40 per share.  The proceeds were used by the Company for working capital.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Quarterly Total Revenue
($ in thousands)
2012
2013
2014
2015
2016
2017
0
70.6
213.4
310.1
427.4
661.0
3.3
103.1
251.8
371.9
459.2
666.8
4.9
151.8
276.8
431
412.9
56.9
322.1
427.1
579.1
644.5
Q1
Q2
Q3
Q4

Key second quarter of 2017 highlights include:

•	total revenue of $666,821, a revenue increase of 45% as compared to the second quarter of 2016;
•	services revenue decline of 24% for the second quarter of 2017 as compared to the second quarter of 2016; and
•	product sales revenue increased 70% in during the second quarter of 2017 from the comparable period in 2016.

The following graph provides information on the quarterly traffic to our proprietary websites over the respective quarterly periods presented:

Since inception we have chosen to be a provider of quality website content to our niche market through our content staff of writers.  A key component of our growth also remains our acquisition strategy. Our ability to continue our acquisition strategy, however, is dependent on our ability to raise additional working capital, both to fund the costs of the transactions as well as the integration and expansion of the acquired companies and web properties.

A key component of our growth is our transition to an ad network.  Our ad network creates revenue off other publisher’s content in our niche market in the form of ad impressions.  For this reason, the managerial focus will be in growing our total impressions to grow our total services revenue.  From Q1 to Q2 of 2017, we experienced a 69% increase in the number of ad impressions.  Year to date quarterly impressions are conveyed in the following graph:

In March 2017 we entered into an agreement to purchase Daily Engage Media, utilizing a portion of the proceeds of a pending firm commitment public offering of our securities.  Thereafter, utilizing technology which is being developed by Daily Engage Media and proceeds from the offering we expected to launch the Bright Mountain Media Ad Network.  Our ability to close the acquisition of Daily Engage Media and launch the advertising network was wholly dependent upon the closing of the pending public offering.  In July 2017 we withdrew the registration statement for the pending public offering following the expiration of the letter of intent with the underwriter.  We are presently in negotiations with the owners of Daily Engage Media to restructure the terms of the acquisition and in July 2017 we lent Daily Engage $135,000 for working capital.  We are also actively seeking alternative financing to provide sufficient funds to consummate the acquisition of Daily Engage Media and to provide the additional working capital necessary for the launch of the advertising network.  However, we are not a party to any binding agreements and there are no assurance we will be successful in our efforts.  Accordingly, investors should not place undue reliance on the information in this report related to these future activities by us.

While we continue to increase our revenues as a result of the impact of Black Helmet on our 2017 revenues, we reported a net loss of $1,557,180 for six months ended June 30, 2017.  During 2017 and 2016 our average monthly negative cash flow was approximately $150,000.  As we continue our efforts to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase.

We do not anticipate that we will generate sufficient revenue to fund our operations for the next 12 months or pay our obligations as they become due. As a result, we will need to raise additional working capital to fund our ongoing operations as well as to provide additional funds for the further evolution of our business and to consummate the acquisition of Daily Engage Media.  During 2017 we have been dependent upon loans from our Chief Executive Officer to provide sufficient funds to meet our working capital needs. We presently estimate we will need to raise at least $2,000,000 to satisfy our working capital needs for the next 12 months. As described elsewhere herein, we do not have any firm commitments for this necessary capital and there are no assurances we will be successful in raising the capital upon terms and conditions, which are acceptable to us, if at all. If we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Going Concern

For the six months ended June 30, 2017, we reported a net loss of $1,557,180, cash used in operating activities of $948,512 and we had an accumulated deficit of $10,381,986 at June 30, 2017. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2016 and 2015 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

	Second Quarter		%
	2017	2016	Change
Product sales	$572,931	$336,042	70.5
Revenues from services	93,890	123,128	(23.7)
Total revenues	$666,821	$459,170	45.2
Cost of sales - products	365,411	236,986	54.2
Cost of sales - products as a percentage of product sales	63.8%	70.5%	(6.7)
Gross profit	$301,410	$222,184	36.9
Gross profit as a percentage of total revenues	45.2%	48.4%	(3.2)
Selling, general and administrative expenses	$1,064,765	$732,339	45.4
(Loss) from operations	$(763,355)	$(510,155)	49.6

	Six Months Ended June 30,		%
	2017	2016	Change
Product sales	$1,124,286	$683,821	64.4
Revenues from services	203,633	199,764	1.9
Total revenues	$1,327,919	$883,585	50.3
Cost of sales - products	741,467	507,521	46.1
Cost of sales - products as a percentage of product sales	65.9%	74.2%	(8.3)
Gross profit	$586,452	$376,064	55.9
Gross profit as a percentage of total revenues	44.2%	42.6%	1.6
Selling, general and administrative expenses	1,948,968	1,519,053	28.3
(Loss) from operations	$(1,362,516)	$(1,142,989)	19.2

Revenue

Revenues related to product sales increased during both the three and six months ended June 30, 2017 from the comparable period in 2016 which are attributable to our acquisition of the Black Helmet Apparel business in mid-December 2016.  Sales by our Black Helmet Apparel business totaled $505,699 during the first six months of 2017 compared to their pre-acquisition sales of $466,050 for the first six months of 2016, as included in our pro-forma disclosure in Note 3 – Acquisitions.  While there can be no assurance, we expect similar increases quarter-over-quarter during the remainder of 2017 resulting from this acquisition.

Service revenues decreased 24% for the second quarter of 2017 but increased 19% for the six months ended June 30, 2017 over the comparable periods in 2016.

Cost of Sales

Cost of sales as a percentage of product sales declined during the second quarter 2017 and the six months then ended compared to the comparable periods of the prior year. These declines continue to be due in large part to the inclusion of Black Helmet Apparel revenues during the 2017 periods, not included in 2016, with decreased margins on products sold. We do not incur any cost of sales related to our service revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately 45% and approximately 28% for the three and six months ended June 30, 2017 from the comparable periods in 2016. While total costs increased, selling, general and administrative expenses as a percentage of total revenues remained relatively constant in the second quarters of 2017 and 2016 at 160% and declined from 172% to 147% between the comparable six month periods.

A significant portion of our selling, general and administrative expenses between periods was attributable to non-cash expenses recognized during the six months ended June 30, 2017 and 2016 including amortization expense attributable to websites acquired and amortization of debt discounts of $151,542 and $124,425 and $67,268 and $18,715, respectively. In addition, stock options compensation expense totaled $73,838 and $77,124 in the first six months 2017 and 2016, respectively. During the 2017 periods we have increased our staffing, including in connection with our acquisition of Black Helmet Apparel, which has increased our employee costs.  Advertising and marketing expenses increased sharply between the periods which is attributable to our acquisition of Black Helmet Apparel business during the fourth quarter 2016.  For the three months ended June 30, 2017 and 2016, advertising, marketing and promotion expense was $72,945 and $5,056, respectively. For the six months ended June 30, 2017 and 2016, advertising, marketing and promotion expense was $165,233 and $12,106, respectively.  The business model for this operation relies heavily on on-line promotion of products offered.  We anticipate these quarter-over-quarter increases will continue as the Company focuses on expanding the Black helmet customer base and promoting anticipated newly introduced products.

Selling, general and administrative expenses are expected to continue to increase in a controlled manor as we execute our planned growth strategy of increasing website visits both organically and through targeted acquisitions and providing the needed administrative support for the increased level of activities.  Subject to the availability of additional working capital, the Company also intends to add administrative staff to its accounting department to improve controls over its accounting and reporting processes.

Total other income (expense)

Total other income (expense) primarily reflects interest expense associated with our borrowings under a non-convertible and several convertible notes.  Our Chief Executive Officer loaned the Company an additional $950,000 during the first six months 2017 under a series of 6% to 12% convertible notes bringing the total carrying value of notes payable to him at June 30, 2017 to $680,673, net of the related note discount of $844,327.  Interest under these notes totaled $76,124 and $125,132, inclusive of $38,381 and $67,268 in amortization of the related debt discount, for the three and six months ended June 30, 2017.  In addition, the Company recorded interest of $31,598 and $62,847 during the three and six months ended June 30, 2017 on a $500,000 25% note payable issued in November 2016 which matures in November 2017.

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

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited)	2017	2016	2017	2016
Net (loss)	$(873,933)	$(531,907)	$(1,557,180)	$(1,180,864)
plus:
Stock compensation expense	35,579	59,551	73,838	77,124
Stock issued for services	22,800	10,450	25,860	54,930
Adjusted net (loss):	$(815,554)	$(461,906)	$(1,457,482)	$(1,048,810)
Depreciation expense	6,659	3,345	12,148	6,679
Amortization expense	75,736	61,582	151,542	124,425
Amortization on debt discount	38,381	10,938	67,268	18,715
Interest expense	110,578	21,752	194,664	37,875
Adjusted EBITDA:	$(584,200)	$(364,289)	$(1,031,860)	$(861,116)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2017 the Company had a balance of cash and cash equivalents of $101,029 and working capital of $197,418 as compared to cash and cash equivalents of $162,795 and working capital of $355,344 at December 31, 2016.  Our current assets decreased 13.2% at June 30, 2017 from December 31, 2016 which reflects the decrease in cash, accounts receivable, prepaid expenses and inventories.  Our current liabilities decreased 2.2% at June 30, 2017 from December 31, 2016 which primarily reflects a decreases in accounts payable and premium finance loan payable, offset by increases in accrued interest, including to a related party, and deferred rent.  We do not have any external sources of liquidity and are dependent upon loans from our Chief Executive Officer as described elsewhere herein.  In addition to the amounts owed Mr. Speyer, in November 2016 we borrowed $500,000 from an unrelated third party under a promissory note which matures in November 2017.  Our operations do not provide sufficient cash to pay our cash operating expenses.  If we are unable to increase our revenues to a level which provides sufficient funds to pay our operating expenses without relying upon loans from a related party, as well as to pay our obligations as they become due, our ability to continue to leverage our resources and implement our plans for continued growth are in jeopardy.

Cash flows

Net cash flows used in operating activities totaled $948,512 and $911,503 for the six month periods ending June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, we used cash primarily to fund our net loss of $1,557,180 for the period as well as an increases in accrued interest, including to a related party.  Cash used during the six months ended June 30, 2016 was primarily attributable to operational losses during the period.

Net cash flows used in investing activities totaled $14,035 and $136,858 for the first six months of 2017 and 2016, respectively.  Cash used included the purchase of fixed assets in 2017 and 2016 and in 2016, $131,237 attributable to the purchase of two websites.

Net cash flows provided from financing activities totaled $901,051 and $748,663 during the six month periods ending June 30, 2017 and 2016, respectively.  During the first six months of 2017, the Company received $950,000 under a series of 6% and 12% 5 year convertible notes issued to our Chief Executive Officer.  This figure was reduced by the repayments of $48,949 in insurance premium financing notes.  During the first six months of 2016, the Company sold $500,000 in debt and issued $300,000 in 12%, 5 year convertible notes issued to our Chief Executive Officer.  This figure was reduced by the repayments of $51,337 in insurance premium financing notes.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between May 2017 and August 2017 Mr. W. Kip Speyer, an executive officer and director, lent us an aggregate of $585,000 under the terms of 6% convertible promissory notes.  The notes are unsecured, mature five years from the date of issuance, and are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $0.50 on a $50,000 note issued in July 2017 with the balance convertible at $0.40 per share.  We did not pay any commissions or finders fees and the proceeds were used by us for working capital.  Mr. Speyer is an accredited investor and the issuances were exempt from registration under the Securities Act of 1933, as amended in reliance on an exemption provided by Section 4(a)(2) of that act.

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

BRIGHT MOUNTAIN MEDIA, INC.

August 21, 2017	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

August 21, 2017	By:	/s/ Dennis W. Healey
Dennis W. Healey, Chief Financial Officer