Form 10-Q
period 2017-09-30
Bright Mountain Media, Inc.
filed 2017-11-20
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 20, 2017 the issuer had 46,168,864 shares of its common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	our history of losses and our ability to raise additional capital and continue as a going concern;
•	our ability to successfully integrate the operations of the Black Helmet Apparel business;
•	our ability to successfully integrate the Daily Engage Media acquisition and launch the Bright Mountain Media Ad Network;
•	a failure to successfully transition to primarily advertising based revenue model;
•	the impact of seasonal fluctuations on our revenues;
•	once established, our failure to detect advertising fraud;
•	our dependence on our relationships with Amazon and PayPal;
•	our dependence on a limited number of vendors;
•	our dependence on our relationship with Google AdSense;
•	acquisitions of new businesses and our ability to integrate those businesses into our operations;
•	online security breaches;
•	failure to effectively promote our brand;
•	our ability to protect our content;
•	our ability to protect our intellectual property rights and our proprietary content;
•	the success of our technology development efforts;
•	additional competition resulting from our business expansion strategy;

i

•	liability related to content which appears on our websites;
•	regulatory risks;
•	dependence on executive officers and certain key employees and consultants;
•	our ability to hire qualified personnel;
•	third party content;
•	possible problems with our network infrastructure;
•	the historic illiquid nature of our common stock;
•	risks associated with securities litigation;
•	material weaknesses in our internal control over financial reporting;
•	the lack of cash dividends on our common stock;
•	provisions of our charter and Florida law which may have anti-takeover effects;
•	control of our company by our management; and
•	the dilutive effect of conversion of our 10% Series A and Series E convertible preferred stock and/or the payment of stock and cash dividends on those shares to our common shareholders.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries, and "Daily Engage Media" refers to Daily Engage Media Group LLC, a New Jersey limited liability company and wholly owned subsidiary of the Company. In addition, when used in this report, “third quarter of 2017” refers to the three months ended September 30, 2017, "third quarter of 2016" refers to the three months ended September 30, 2016, “2017” refers to the year ending December 31, 2017 and “2016” refers to the year ended December 31, 2016.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia.com is not part of this report.

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash	$123,292	$162,795
Accounts Receivable, net	223,396	157,013
Prepaid Expenses and Other Current Assets	71,727	132,950
Inventories	984,522	1,127,072
Total current assets	1,402,937	1,579,830
Fixed Assets, net	94,382	99,001
Intangible Assets, net	1,231,776	967,114
Goodwill	502,823	—
Tradenames	300,000	150,000
Other Assets	49,497	184,400
Total Assets	$3,581,415	$2,980,345

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expense	$525,308	$654,140
Accrued Interest	50,347	11,111
Accrued Interest to Related Party	16,550	5,592
Premium Finance Loan Payable	—	53,643
Deferred Rent	16,692	—
Other Current Liabilities	16,237	—
Notes Payable	926,766	500,000
Total Current Liabilities	1,551,900	1,224,486

Long Term Debt to Related Parties, net of debt discount of $887,855 and $389,095	1,147,145	185,905
Total Liabilities	2,699,045	1,410,391
Commitments and contingencies (See Note 9)
Shareholders' Equity
Preferred stock, par value $0.01, 20,000,000 shares authorized,
600,000 and 100,000 shares issued and outstanding
Series A, 2,000,000 shares designated, 100,000 and
100,000 shares issued and outstanding	1,000	1,000
Series B, 1,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series C, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series D, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series E, 2,500,000 shares designated	5,000	—
500,000 and 0 issued and outstanding
Common stock, par value $0.01, 324,000,000 shares authorized,
46,168,864 issued and outstanding and 44,901,531 issued
and outstanding, respectively	461,689	449,016
Additional paid-in capital	11,343,468	9,944,744
Accumulated Deficit	(10,928,787)	(8,824,806)
Total shareholders' equity	882,370	1,569,954
Total liabilities and shareholders' equity	$3,581,415	$2,980,345

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Product Sales	$589,402	$292,235	$1,713,688	$976,056
Revenues from Advertising	131,223	113,502	334,856	313,266
Total revenues	720,625	405,737	2,048,544	1,289,322

Cost of sales - Product	387,360	229,391	1,116,465	732,536
Cost of Revenues - Advertising	4,396	826	16,758	5,202
Gross profit	328,869	175,520	915,321	551,584

Selling, general and administrative expenses	801,307	686,802	2,750,275	2,205,855
Loss from operations	(472,438)	(511,282)	(1,834,954)	(1,654,271)

Other income (expense)
Interest income	232	11	451	21
Interest expense	20,883	—	(48,868)	—
Interest expense - related party	(95,478)	(297,130)	(220,610)	(335,015)
Total other income (expense)	(74,363)	(297,119)	(269,027)	(334,994)

Net loss before income taxes	(546,801)	(808,401)	(2,103,981)	(1,989,265)
Income taxes	—	—	—	—

Net loss	(546,801)	(808,401)	(2,103,981)	(1,989,265)

Preferred stock dividends
Series A, Series B, Series C, Series D, and Series E preferred stock	1,122	60,339	3,849	278,525
Total preferred stock dividends	1,122	60,339	3,849	278,525

Net loss attributable to common shareholders	$(547,923)	$(868,740)	$(2,107,830)	$(2,267,790)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.06)

Weighted average shares outstanding - basic and diluted	45,126,811	40,848,279	44,973,345	38,220,591

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2017

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2016	100,000	$1,000	44,901,531	$449,016	$9,944,744	$(8,824,806)	$1,569,954

Common stock issued for services ($0.850/share)	—	—	3,600	36	3,024	—	3,060
Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements	—	—	10,000	100	(100)	—	—
Issuance of Series E preferred Stock ($0.40/share)	500,000	5,000	—	—	195,000	—	200,000
Stock option compensation expense	—	—	—	—	95,821	—	95,821
Common stock issued as compensation	—	—	28,500	285	22,515	—	22,800
Beneficial conversion feature	—	—	—	—	615,625	—	615,625
Common stock issued for cash ($0.40/share)	—	—	125,000	1,250	48,750	—	50,000
Common stock issued in acquisition			1,100,233	11,002	418,089	—	429,091
Net loss for the nine months ended September 30, 2017	—	—	—	—	—	(2,103,981)	(2,103,981)
Balance – September 30, 2017	600,000	$6,000	46,168,864	$461,689	$11,343,468	$(10,928,787)	$882,370

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,103,981)	$(1,989,265)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	18,925	10,025
Amortization of debt discount	116,863	305,115
Amortization	227,418	186,007
Stock option compensation expense	95,821	107,193
Common stock issued for services	25,860	64,110
Product refund reserve	—	12,642
Changes in operating assets and liabilities:
Accounts receivable	35,663	(34,485)
Inventory	142,550	7,842
Prepaid expenses and other current assets	102,751	1,446
Accounts payable and accrued expense	(194,163)	53,679
Accrued interest	39,236	—
Accrued interest - related party	10,958	—
Other current liabilities	(557)	—
Deferred rents	16,692	—
Other assets	93,375	(118,436)
Net cash used in operating activities	(1,372,589)	(1,394,127)

Cash flows from investing activities:
Purchase of fixed assets	(14,305)	(35,036)
Purchase of websites	—	(142,925)
Cash paid for acquisition, net of cash received	(199,573)	—
Net cash used in investing activities	(213,878)	(177,961)

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock	250,000	800,000
Repayments on insurance premium notes payable	(53,643)	(41,758)
Repayment of Notes Payable	(109,393)	—
Long-term debt - Related parties	1,460,000	500,000
Net cash provided by financing activities	1,546,964	1,258,242

Net decrease in cash	(39,503)	(313,846)
Cash at beginning of period	162,795	416,187
Cash at end of period	$123,292	$102,341

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$92,783	$25,367
Income taxes	$—	$—
Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$18,885	$43,402
Payable for purchase of website	$—	$150,000
Conversion of convertible notes payable and accrued interest into common stock	$—	$603,600
Beneficial conversion of debt discount to additional paid-in capital	$615,625	$289,000
Discount recognized relative to website acquisition payable	$—	$32,732
Common stock issued for acquisition of Daily Engage Media	$429,091	$—
Notes payable issued for acquisition of Daily Engage Media	$380,000	$—

During the nine months ended September 30, 2016 the Company issued 809,475 shares of its common stock as dividends to the holders of its Series A, Series B, Series C, and Series D Stock.

During the nine months ended September 30, 2016 the Company issued 5,100,000 shares of its common stock to the holders of its Series A, Series B, Series C, and Series D convertible preferred stock for conversion of 5,100,000 shares of its convertible preferred stock Series A, Series B, Series C, and Series D.

During the nine months ended September 30,2017 the Company issued 10,000 shares of its common stock as a dividend to the holder of its Series A convertible preferred stock.

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization and Nature of Operations

Bright Mountain Media, Inc. is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011. Its wholly owned subsidiary, Bright Watches, LLC was formed as a Florida limited liability company in December 2015, and Daily Engage Media Group LLC (“Daily Engage Media”) was formed as a New Jersey limited liability company in February 2015. When used herein, the terms "BMTM, " the "Company," "we," "us," "our" or "Bright Mountain" refers to Bright Mountain Media, Inc. and its subsidiaries.

The Company is a digital media holding company for online assets targeting and servicing the military and public safety markets. The Company owns and manages 24 websites which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with information and news that we believe may be of interest to them. Coupled with its recently acquired wholly owned subsidiary, Daily Engage Media, the Company has evolved to place its emphasis on providing quality content on its websites to drive traffic increases so that it can monetize these visits through advertising revenue. We generate revenues from two segments, product sales and advertising. The advertising segment consists primarily of advertising revenue and a small amount of subscription and service revenue.

On December 16, 2016, with an effective date of December 15, 2016, under the terms of an Asset Purchase Agreement, the Company acquired the assets, constituting the Black Helmet Apparel business (“Black Helmet Apparel”), from Sostre Enterprises, Inc. Assets acquired included various website properties and content, social media content, inventory and other intellectual property rights. The Black Helmet Apparel line of apparel features clothing and accessories focused on first responders.

On September 19, 2017, under the terms of an Amended and Restated Membership Interest Purchase Agreement with Daily Engage Media, and its members, the Company acquired 100% of the membership interests of Daily Engage Media. Launched in 2015, Daily Engage Media is an ad network that connects advertisers with approximately 200 digital publications worldwide.

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments necessary to present fairly the consolidated results of operations and cash flows for the nine months ended September 30, 2017 and the consolidated financial position as of September 30, 2017 have been made. The results of operations for such interim period are not necessarily indicative of the operating results expected for the full year.

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

Our consolidated financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets and the valuation of equity based transactions.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

We adopted accounting guidance for financial and non-financial assets and liabilities in accordance with Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures.” This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Revenue Recognition

The Company recognizes revenue on our products in accordance with ASC 605, “Revenue Recognition.” Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist; delivery of the product or advertising has occurred; the sales price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company has several revenue streams generated directly from its website and specific revenue recognition criteria for each revenue stream is as follows:

•

Sale of merchandise directly to consumers: The Company's product sales are recognized either FOB shipping point or FOB destination, dependent on the customer. Revenues are therefore recognized at point of ownership transfer, accordingly;

•	Advertising revenue is received directly form companies who pay the Company a monthly fee for advertising space and;

•

Advertising revenues are generated by users “clicking” on website advertisements utilizing several ad network partners. Revenues are recognized net of their fees for Company owned websites upon receipt of payment by the ad network partner since the revenue is not determinable until it is received; and

The Company follows the guidance of ASC 605-50-25, “Revenue Recognition, Customer Payments.” Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products included in inventories. Promotional products or samples given to customers or potential customers are recognized as a cost of goods sold.

Our Daily Engage Media subsidiary is an Advertising Exchange Company that matches advertisers with publishers. Revenue is generated and recognized when ads appear and are viewed on websites in the Company’s portfolio.

Cost of Sales and Cost of Revenues

Components of costs of sales for the products segment include product costs, shipping costs to customers and any inventory adjustments for product sales. Cost of revenue for the advertising segment consists of revenue share payments to media providers and website publishers that are directly related to a revenue-generating event. The Company becomes obligated to make the revenue share payments in the period the advertising impressions, click-throughs, actions or lead-based information are delivered or occur.

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

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of five to seven years for office furniture and equipment, and five years for computer equipment. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets with a purchase price below our capitalization threshold of $500 are expensed as incurred.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Website Development Costs

The Company accounts for its website development costs in accordance with ASC 350-50, “Website Development Costs” (“ASC 350-50”). These costs, if any, are included in intangible assets in the accompanying consolidated financial statements or expensed immediately if the Company cannot support recovery of these costs from positive future cash flows.

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

As of September 30, 2017 and 2016, all website development costs have been expensed.

Amortization and Impairment of Long-Lived Assets

Amortization and impairment of long-lived assets are non-cash expenses relating primarily to intangible assets. The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Website acquisition costs, including related customer relationships and non-compete agreements, are amortized over three to five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash amortization loss is included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended September 30, 2017 and 2016, non-cash amortization expense was $75,876 and $61,582, respectively. For the nine months ended September 30, 2017 and 2016, non-cash amortization expense was $227,418 and $186,007, respectively.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50, “Equity-Based Payments to Non-Employees.” The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non- cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. For the three months ended September 30, 2017 and 2016, non-cash stock-based stock option compensation expense was $21,983 and $30,069, respectively. For the nine months ended September 30, 2017 and 2016, non-cash stock-based stock option compensation expense was $95,821 and $107,193, respectively.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended September 30, 2017 and 2016, advertising, marketing and promotion expense was $66,436 and $3,050, respectively. For the nine months ended September 30, 2017 and 2016, advertising, marketing and promotion expense was $231,669 and $15,156, respectively.

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

As of September 30, 2017, tax years 2016, 2015, and 2014 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10 “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of September 30, 2017 and 2016, there were approximately 2,187,000 and 2,267,000 common stock equivalent shares outstanding as stock options, respectively, 600,000 and 100,000 common stock equivalents from the conversion of preferred stock, respectively, and 4,300,000 and 200,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized, as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the company in accordance with the ASC 280-10 The Company's two segments are product sales and advertising as of September 30, 2017. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The advertising segment is focused on producing advertising revenue generated by users viewing website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to premium versions of our websites and to career postings on one of our websites.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in ASC 605 "Revenue Recognition," and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35 "Revenue Recognition – Construction-Type and Production-Type Contracts." The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

SEPTEMBER 30, 2017

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

In April 2016, the FASB issued ASU 2016–10 “Revenue from Contract with Customers (ASC 606): Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in ASC 606. Rather, the amendments in this Update clarify the following two aspects of ASC 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASC 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with ASC 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

NOTE 2 - GOING CONCERN.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $2,103,981 and used cash in operating activities of $1,372,589 for the nine months ended September 30, 2017. The Company had an accumulated deficit of $10,928,787 at September 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 3 – ACQUISITIONS.

On January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000. The purchase price consisted of a cash payment of $100,000 at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of discount of $32,732. The present value was calculated at a discount rate of 12% (which is the Company’s then most recent borrowing rate) using the estimated future revenues from the website to estimate the payment dates. The estimated future revenues from the website were based on the average historical monthly revenues from the website prior to the Company’s acquisition. During the nine months ended September 30, 2017 and 2016, the Company amortized $8,183 and $8,184, respectively, of this discount. The acquisition was accounted following ASC 805 “Business Combinations.” Under the purchase method of accounting, the transaction was valued for accounting purposes at $217,268, which was the fair value of warisboring.com. The Company has initially determined there was only two amortizable intangible assets. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Customer and related relationships	$39,578
Website	177,690
Total	$217,268

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the asset acquired, with the corresponding offset to website. After the preliminary purchase price allocation period, we record adjustments to assets acquired subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined. In the year following this transaction, we did not record any adjustments to our initial allocations.

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

A summary of assets acquired is as follows:

Inventory	$58,000
Intangibles – website	80,000
Intangibles – trade name	150,000
Intangibles – customer relationships	252,000
Intangibles – non-compete agreements	120,000
Total assets acquired	$660,000

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 3 – ACQUISITIONS (continued).

Pro forma results

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of the assets constituting the Black Helmet Apparel business which was closed in December 2016 and the acquisition of Daily Engage Media which closed in September 2017, had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the assets been acquired as of the first day of the periods presented.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Total revenue	$925,691	$2,416,562
Total expenses	1,989,494	5,064,116
Preferred stock dividend	60,339	278,525
Net loss attributable to common shareholders	$(1,124,142)	$(2,926,079)
Basic and diluted net loss per share	$(0.03)	$(0.07)

At September 30, 2017 and December 31, 2016, respectively, intangible assets consisted of the following:

	September 30,	December 31,
	2017	2016
Intangible Assets	$2,040,239	$1,739,179
Less: Accumulated Amortization	(617,443)	(581,045)
Less: Impairment Loss	(191,020)	(191,020)
Intangible Assets, net	$1,231,776	$967,114

Non-cash amortization expense for the three and nine month periods ending September 30, 2017 and 2016 was $75,876 and $61,582, respectively and $227,418 and $186,007, respectively.

In connection with the acquisition of the Black Helmet Apparel business, the Company recognized $150,000 attributable to tradenames acquired.

On March 3, 2017 the Company entered into a Membership Interest Purchase Agreement with Daily Engage Media, and its members Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou (collectively, the "Members"). On September 19, 2017 the parties entered into an Amended and Restated Membership Interest Purchase Agreement which modified certain terms of the original agreement. The original agreement, as amended, is referred to as the "Daily Engage Purchase Agreement." Following the execution of the amendment, on September 19, 2017 the parties closed the transaction pursuant to which the Company acquired 100% of the membership interests of Daily Engage Media in exchange for the following consideration:

•

$380,000 paid through the delivery of unsecured, interest free, one year promissory notes (the "Closing Notes");

•

an aggregate of 1,100,223 shares of our common stock valued at $429,091 (the "Consideration Shares"); and

•

the forgiveness of $204,411 in working capital we had previously advanced Daily Engage Media.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 3 – ACQUISITIONS (continued).

At the request of the Members and included as part of the Closing Notes and Consideration Shares, a portion of the closing consideration, including an $80,000 principal amount Closing Note together with 275,058 Consideration Shares, were issued to Mr. Vinay Belani, a third party with whom Daily Engage Media has a business relationship and are included in the above figures

Under the terms of the Daily Engage Purchase Agreement, upon Daily Engage Media achieving certain revenue and operating income tests, we agreed to issue additional consideration as follows:

•

if Daily Engage Media's revenues are at least $20,228,954, and it has operating income of at least $3,518,623 (the "Year-One Daily Engage Target") during the first 12 months following the closing date (the "Year-One Earn out Period") as determined by us in accordance with GAAP, we agreed to pay the Members and Mr. Belani collectively an additional $500,000 in cash and issue an additional 1,008,547 shares of our common stock (the "Year-One Earn out Shares");

•

if Daily Engage Media's revenues are at least $60,385,952, and operating income of at least $11,380,396 (the "Year-Two Daily Engage Target") during the first 12 months following the Year-One Earnout Period (the "Year-Two Earnout Period") as determined by us in accordance with GAAP, we agreed to pay the Members and Mr. Belani an additional $500,000 in cash and issue an additional 796,221 shares of our common stock (the "Year-Two Earnout Shares"). In addition, if the Year-Two Daily Engage Target is met, at the time of payment of the Year-Two Earnout Shares and the year-two earnout cash, the Members and Mr. Belani collectively will also be entitled to receive the Year-One Earnout Shares and the year-one earnout cash to the extent not previously received; and

•

if Daily Engage Media's revenues are at least $96,512,204, and it has operating income of at least $18,524,967 (the "Year-Three Daily Engage Target") during the 12 months following the Year-Two Earnout Period (the "Year-Three Earnout Period") as determined by us in accordance with GAAP, we agreed to pay the Members and Mr. Belani an additional $550,000 in cash and issue an additional 723,523 shares of our common stock (the "Year-Three Earnout Shares"). In addition, if the Year-Three Daily Engage Target is met, at the time of payment of the Year-Three Earnout Shares and the year-three earnout cash, the Members and Mr. Belani collectively will also be entitled to receive the Year-One Earnout Shares, the year-one earnout cash, the Year-Two Earnout Shares and the year-two earnout cash, to the extent not previously received.

The final accounting for the acquisition of Daily Engage Media has not been completed and will be completed during the first quarter of 2018. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Tangible assets acquired	$106,534
Liabilities assumed	(237,855)
Exchange platform	50,000
Tradename	150,000
Customer relationships	250,000
Non-compete agreements	192,000
Goodwill	502,823
Total purchase price	$1,013,502

At this time we do not expect that goodwill will be tax deductible.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 4 – INVENTORIES.

At September 30, 2017 and December 31, 2016 inventories consisted of the following:

	September 30,	December 31,
	2017	2016
Product inventory: clocks and watches	$788,851	$982,283
Product inventory: Black Helmet Apparel and GoPoliceBlotter.com	195,671	144,789
Total inventory balance	$984,522	$1,127,072

NOTE 5 – PREPAID COSTS AND EXPENSES.

At September 30, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2017	2016
Prepaid rent	$27,199	$46,523
Prepaid insurance	18,885	84,825
Prepaid expense	15,529	—
Prepaid inventory	10,114	1,602
Prepaid Expenses and Other Current Assets	$71,727	$132,950

NOTE 6 – PROPERTY AND EQUIPMENT.

At September 30, 2017 and December 31, 2016, property and equipment consisted of the following:

	September 30,	December 31,	Depreciable Life
	2017	2016	(Years)
Furniture and Fixtures	$76,671	$70,108	7
Computer Equipment	59,511	56,142	5
Leasehold Improvements	39,385	35,011	10
Total Fixed Assets	175,567	161,261
Less: Accumulated Depreciation	(81,185)	(62,260)
Total Fixed Assets, net	$94,382	$99,001

Non-cash depreciation expense for the three and nine months ending September 30, 2017, respectively, and was $6,777 and $18,925 and $3,346 and $10,025 for the three and nine months ended September 30, 2016, respectively.

NOTE 7 – SEGMENT INFORMATION.

The Company has two identifiable segments as of September 30, 2017; products and advertising. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The advertising segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners and direct advertisers. The following information represents segment activity for the three and nine month periods ended September 30, 2017 and 2016.

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
	Products	Advertising	Total	Products	Advertising	Total
Revenues	$589,402	$131,233	$720,625	$292,235	$113,502	$405,737
Intangible assets amortization	$—	$75,876	$75,876	$—	$61,582	$61,582
Depreciation	$6,440	$337	$6,777	$2,426	$920	$3,346
Income/(Loss) from operations	$(541,619)	$69,181	$(472,438)	$(300,803)	$(210,479)	$(511,282)
Segment assets	$1,429,824	$2,151,591	$3,581,415	$1,352,158	$856,317	$2,208,475
Purchase of assets	$—	$199,573	$199,573	$29,415	$11,688	$41,103

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 7 – SEGMENT INFORMATION (continued).

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Products	Advertising	Total	Products	Advertising	Total
Revenues	$1,713,688	$334,856	$2,048,544	$976,056	$313,266	$1,289,322
Intangible assets amortization	$—	$227,418	$227,418	$—	$186,007	$186,007
Depreciation	$16,725	$2,200	$18,925	$8,299	$1,726	$10,025
Loss from operations	$(1,386,894)	$(448,060)	$(1,834,954)	$(988,648)	$(665,623)	$(1,654,271)
Segment assets	$1,429,824	$2,151,591	$3,581,415	$1,352,158	$856,317	$2,208,475
Purchase of assets	$14,305	$199,573	$213,878	$35,036	$142,925	$177,961

NOTE 8 – NOTES PAYABLE.

Long Term Debt to Related Parties, net

Following the conversion of outstanding notes in August 2016, the Company issued a series of 12%, 10%, and 6% convertible promissory notes that have conversion prices that create a beneficial conversion to a related party, who is our Chief Executive Officer. These notes mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at conversion prices of $0.40 or $0.50 per share. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest over the five-year life of the note using the effective interest method.

A summary of these note issuances to a related party at December 31, 2016 and September 30, 2017 is as follows:

Issuance Date	Maturity Date	Principal	Discount Recognized	Amortization Expense 2016	Carry Amount at December 31, 2016	Amortization Nine Months Ended September 30, 2017	Carry Amount at September 30, 2017

09/26/16	09/26/21	$100,000	$70,000	$3,692	$33,692	$10,500	$44,192
10/14/16	10/14/21	100,000	70,000	3,024	33,024	10,500	43,524
10/31/16	10/31/21	100,000	70,000	2,372	32,372	10,500	42,872
11/03/16	11/03/21	50,000	35,000	1,120	16,120	5,250	21,370
11/11/16	11/11/21	100,000	70,000	1,934	31,934	10,500	42,434
11/21/16	11/21/21	50,000	35,000	775	15,775	5,250	21,025
12/15/16	12/15/21	75,000	52,500	488	22,988	7,874	30,864
01/19/17	01/19/22	100,000	70,000	—	—	9,823	39,823
02/06/17	02/06/22	100,000	70,000	—	—	9,061	39,061
02/24/17	02/24/22	50,000	35,000	—	—	3,708	18,708
03/07/17	03/07/22	100,000	70,000	—	—	7,941	37,941
04/03/17	04/03/22	75,000	45,000	—	—	4,500	34,500
04/10/17	04/10/22	75,000	45,000	—	—	4,250	34,250
04/19/17	04/19/22	50,000	30,000	—	—	2,683	22,683
05/01/17	05/01/22	50,000	30,000	—	—	2,500	22,500
05/11/17	05/11/22	75,000	22,500	—	—	1,742	54,242
05/24/17	05/24/22	75,000	45,000	—	—	3,484	33,484
06/08/17	06/08/22	100,000	30,000	—	—	1,883	71,883
06/27/17	06/27/22	100,000	30,000	—	—	1,567	71,567
07/12/17	07/12/22	50,000	5,000	—	—	220	45,220

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 8 – NOTES PAYABLE (continued).

Issuance Date	Maturity Date	Principal	Discount Recognized	Amortization Expense 2016	Carry Amount at December 31, 2016	Amortization Nine Months Ended September 30, 2017	Carry Amount at September 30, 2017

07/26/17	07/26/22	135,000	50,625	—	—	1,851	86,226
07/27/17	07/27/22	25,000	9,375	—	—	338	15,963
08/01/17	08/01/22	75,000	28,125	—	—	938	47,813
08/10/17	08/10/22	25,000	—	—	—	—	25,000
08/23/17	08/23/22	50,000	—	—	—	—	50,000
08/28/17	08/28/22	75,000	—	—	—	—	75,000
08/30/17	08/30/22	75,000	—	—	—	—	75,000
		$1,525,000	$925,000	$13,405	$185,905	$116,863	$1,147,145

Amortization of debt discount totaled $116,863 and $305,115 at September 30, 2017 and 2016, respectively.

Notes Payable

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

On September 30,2017, the note was amended, extending the maturity to December 31,2017 and reducing the interest rate to 10%. In addition, the note holder reduced the accrued interest due under the note from approximately $106,000 to $50,000 at September 20,2017. This reduction in accrued interest of approximately $56,000 was taken in the third quarter of 2017. Accrued interest on this note totaled $50,347 at September 30, 2017.

As a part of the acquisition of Daily Engage Media the Company assumed two Notes Payable to Gibraltar Capital Advances, LLC and Complete Business Solutions Group, Inc. in the amounts of $26,618 and $20,148, respectively.  The Company also issued promissory notes in the amount of $380,000 payable to three Daily Engage Media members and a third party, with whom they have a business relationship. The notes mature on September 19, 2018.

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

SEPTEMBER 30, 2017

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued).

In January 2017, the Company entered into an additional lease and modified and extended our existing lease for our retail site. The new lease agreement provides for an additional 2,720 square feet adjacent to our existing Delray Beach FL location commencing February 1, 2017, and expiring January 31, 2022. This lease provides for one month’s free rent, an initial monthly base rental of $1,757, representing a one-half reduction in rental payments for the first year as an accommodation. Minimum base rental for year two is $3,513 per month, escalating 3% per year thereafter. The Company also provided a $10,000 security deposit and prepaid $96,940 in future rents on the facility through the funding of certain leasehold improvements. Prepaid rent totaled $56,199 at September 30, 2017. Simultaneously, the Company modified our existing lease on the initial space, extending this lease to coincide with the new space, expiring January 31, 2022, at an initial base rental of $2,471 per month, escalating 3% per year thereafter.

On December 16, 2016, with an effective date of December 15, 2016 under the terms of the Asset Purchase Agreement, we acquired the assets constituting the Black Helmet Apparel business including various website properties and content, social media content, inventory and other intellectual property rights. (See Note 3) We also acquired the right to assume the lease of their warehouse facility consisting of approximately 2,667 square feet. The lease was renewed for a three-year term in April 2016 with an initial base rental rate of $1,641 per month, and escalating at approximately 3% per year thereafter.

Rent expense for the three months ended September 30, 2017 and 2016 was $72,155 and $32,053, respectively and for the nine months ended September 30, 2017 and 2016 was $190,080 and $112,785, respectively.

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

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the nine months ended September 30, 2017 and 2016, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

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

Total payments for the nine month periods ended September 30, 2017 and 2016 were $112,500 and $0, respectively.

Contractual commitments remaining under various acquisition related agreements total: $245,000 in 2017; $205,000 in 2018; $144,000 in 2019 and $0 for 2020 and 2021, respectively.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued).

The Company entered into an Executive Employment Agreement with our Chief Executive Officer, with an effective date of June 1, 2014. Under the initial terms of this agreement, the Company would compensate the Chief Executive Officer with a base salary of $75,000 annually, and he is entitled to receive discretionary bonuses as may be awarded by the Company's board of directors from time to time. The initial term of the agreement is three years, and the Company may extend it for an additional one-year period upon written notice at least 180 days prior to the expiration of the term. The Chief Executive Officer's base annual salary was increased to $77,500 in January 2015, $96,000 in July 2015, and to $125,000 effective October 1, 2015 upon recommendation of the Compensation Committee of the board of directors. In May 2016 the Chief Executive Officer suggested and orally agreed to a voluntary reduction in his base salary to $95,000 per annum.

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

On April 1, 2017 the Company entered into the First Amendment to the Executive Employment Agreement with our Chief Executive Officer. Under the terms of the amendment, the term of his employment was extended to April 1, 2020, which may be further extended for additional one year periods upon 180 day’s notice by us to him. Under the terms of the amendment, Mr. Speyer's base salary was increased to $165,000 annually and he is entitled to earn annual performance bonuses, beginning with the year ending December 31, 2017, ranging from 25% to 80% of his base salary upon our achievement of certain annual revenue and EBITDA targets. All other terms and conditions of his employment agreement remain in full force.

On September 19, 2017 in connection with the closing of the acquisition of Daily Engage Media, we entered into three-year employment agreements with Messrs. Harry G. Pagoulatos and George G. Rezitis, two of the members. Mr. Pagoulatos and Mr. Rezitis will serve as chief operating officer and chief technology officer, respectively, of our Daily Engage Media Group. The terms of the employment agreements are identical except for the amount of base salary each individual will receive. We agreed to pay Mr. Pagoulatos an annual base salary of $60,000 during the first year of the term of his employment agreement, which increases to $75,000 annually for the remainder of the term. We agreed to pay Mr. Rezitis an annual base salary of $70,000 during the first year of the term of his employment agreement, which increases to $75,000 annually for the remainder of the term. Both employees are entitled to receive a discretionary bonus as may be awarded by our board of directors in their sole discretion, as well as participation in executive benefit programs we may offer, paid vacation and reimbursement for business expenses. The employment agreements may be terminated upon the death or disability of the employee, by us with or without cause or by the employee. If the employment agreement is terminated upon the employee's death or disability, we are obligated to continuing paying the base salary for a period of 60 days following termination. If the employment agreement is terminated by us for cause (as defined in the agreement) or by the employee, the employee is not entitled to receive any severance or other compensation after the date of termination. If we terminate the employment agreement without cause, we are obligated to pay the base salary and executive benefits for one year following the date of termination. The employment agreements contain customary confidentiality, non-compete and indemnification provisions.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 10 – RELATED PARTIES.

As discussed more fully in Note 8, section titled “Long Term Debt to Related Parties, net”, in 2017 and 2016, the Company issued a series of convertible promissory notes to our Chief Executive Officer totaling $1,460,000 and $575,000, respectively.  These notes have a conversion price ranging from $0.50 per share to $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable, net of debt discount, total $1,147,145 and $185,905 at September 30, 2017 and December 31, 2016, respectively and mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest over the five-year life of the note using the effective interest method. The notes are reported net of their unamortized debt discount of $887,855 and $389,095 as of September 30, 2017 and December 31, 2016, respectively.

In September 2017, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 500,000 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 11. The Company used the proceeds from these sales for working capital.

NOTE 11 – SHAREHOLDERS’ EQUITY.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the "Preferred Stock"), issuable in such series and with such designations, rights and preferences as the board of directors may determine. The Company's board of directors has previously designated five series of preferred stock, consisting of 10% Series A Convertible Preferred Stock ("Series A Stock"), 10% Series B Convertible Preferred Stock ("Series B Stock"), 10% Series C Convertible Preferred Stock ("Series C Stock"), 10% Series D Convertible Preferred Stock ("Series D Stock") and 10% Series E Convertible Preferred Stock ("Series E Stock"). At September 30, 2017, there were 100,000 shares of Series A Stock and 500,000 shares of Series E Stock issued and outstanding. There are no shares of Series B Stock, Series C Stock or Series D Stock issued and outstanding.

The Series A Stock is senior to all other classes of the Company's securities and has a stated value of $0.50 per share. Holders of shares of Series A Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each 10 shares of Series A Stock, payable annually the 10th business day of January. The shares of Series A Stock are redeemable at the Company's option upon 20 days’ notice for an amount equal to the amount of capital invested. On August 18, 2016, Series A Stockholders converted 1,800,000 shares of Series A Stock into 1,800,000 shares of common stock, leaving 100,000 Series A Stock outstanding. On the 10th business day of January 2018 there were 7,205 shares of common stock dividends owed and payable to the Series A Stockholder of record as dividends on the Series A Stock.

On September 6, 2017, the board of directors designated 2,500,000 shares of Preferred Stock as Series E Stock, which such designation was amended on September 29, 2017. Holders of shares of Series E Stock are entitled to 10% dividends, payable monthly as may be permitted under Florida law out of funds legally available therefor. The shares of Series E Stock rank senior to any other class of our equity securities, except for the Series A Stock, have a liquidation preference of $0.40 per share and are not redeemable.

The remaining designations, rights and preferences of each of the Series A Stock and Series E Stock are identical, including (i) shares do not have voting rights, except as may be permitted under Florida law, (ii) are convertible into shares of our common stock at the holder's option on a one for one basis, (iii) are entitled to a liquidation preference equal to a return of the capital invested, and (iv) each share will automatically convert into shares of common stock five years from the date of issuance or upon a change in control. Both the voluntary and automatic conversion formulas are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

In September 2017, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 500,000 shares of Series E Stock at a purchase price of $0.40 per share. The Company used the proceeds from these sales for working capital.

Stock issued for cash

In August 2017 the Company issued 125,000 shares of its common stock for $50,000 or $0.40 per share to a private investor.

Stock issued for services

On January 16, 2017, the Company issued to a consultant 3,600 shares of its common stock at $0.85 per share, or $3,060, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On April 25, 2017 the Company issued 28,500 shares of its common stock with a fair value of $22,800 on the date of issuance for compensation to employees and officers.

Stock issued for dividends

In January 2017, the Company issued 10,000 shares of its common stock as dividends to the holder of its Series A preferred stock.

Stock issued for acquisition

On September 19, 2017, the Company issued 1,100,233 shares of its common stock with a fair value of $429,091 for acquisition of Daily Engage Media.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

Stock Option Plans

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”) under which the Company reserved for issuance an aggregate of 900,000 shares of common stock for grants to be made under the 2011 Plan. The maximum aggregate number of shares of common stock that shall be subject to grants made under the 2011 Plan to any individual during any calendar year is 180,000 shares. As of September 30, 2017, 27,000 shares were remaining under the 2011 Plan for future issuance.

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”) under which the Company reserved for issuance an aggregate of 900,000 shares of common stock for grants to be made under the 2013 Plan. The maximum aggregate number of shares of common stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year is 180,000 shares. As of September 30, 2017, 134,000 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company's board of directors adopted the 2015 Stock Option Plan (the “2015 Plan”) under which the Company reserved for issuance an aggregate of 1,000,000 shares of common stock for grants to be under the 2015 Plan. The majority shareholders of the Company ratified the adoption of the 2015 Plan on June 17, 2015. The maximum aggregate number of shares of common stock that shall be subject to grants made under the 2015 Plan to any individual during any calendar year is 100,000 shares. As of September 30, 2017, 439,000 shares were remaining under the 2015 Plan for future issuance.

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

On September 1, 2017 the Company granted 10,000 ten-year stock options, which have an exercise price of $0.50 per share. The aggregate fair value of these options was computed at $1,840 or $0.184 per option.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
Assumptions:	2017	2016
Expected term (years)	6.25	6.25
Expected volatility	52%	63%
Risk-free interest rate	1.99%	0.38%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on an average of similar public company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

The Company recorded $21,983 and $30,069 stock option expense for the three months ended September 30, 2017 and 2016, respectively and $95,821 and $107,193 for the nine months ended September 30, 2017 and 2016, respectively. The non-cash stock option expense has been recognized as a component of general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

As of September 30, 2017 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $104,051 to be recognized through August 2020.

A summary of the Company's stock option activity during the nine months ended September 30, 2017 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2016	2,281,000	$0.47	6.8	$795,185
Granted	10,000	—	—	—
Exercised	—	—	—	—
Forfeited	(104,000)	—	—	—
Expired	—	—	—	—
Balance Outstanding, September 30, 2017	2,187,000	$0.45	5.9	$220,174
Exercisable at September 30, 2017	1,640,000	$0.31	3.8

Summarized information with respect to options outstanding under the three option plans at September 30, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Remaining Average Conversion Life (In Years)
0.14 - 0.24	720,000	1.1	$0.14	720,000	$0.14	1.1
0.25 - 0.49	351,000	1.7	$0.28	351,000	$0.28	1.6
0.50 - 0.85	1,116,000	3.1	$0.69	569,000	$0.60	1.2
	2,187,000	5.9	$0.45	1,640,000	$0.31	3.8

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 12 – CONCENTRATIONS.

The Company has historically purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. The following table provides information on the percentage of purchases in during the three and nine months ended September 30, 2017 and 2016 from these vendors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Citizens	52%	37%	58%	40%
Bulova	17%	18%	18%	18%

Although we continue to add additional product vendors and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these two vendors, the loss of one of these two vendors could adversely affect the Company's operations.

The Company generates revenues from two segments: product sales and advertising. The sharp increase in PayPal/eBay concentration is due to our acquisition of the Black Helmet Apparel business in December 2016. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company's operations.  In addition, a substantial amount of payments for our products sold are processed through PayPal and Amazon. A disruption in PayPal or Amazon payment processing could have an adverse effect on the Company's operations and cash flow.  During the three months ended September 30, 2017 these two portals accounted for 52% and 47%, respectively, of our total product sales as compared to 7% and 92% in the three months ended September 30, 2016.   During the nine months September 30, 2017 these two portals accounted for 51% and 48%, respectively, of our total product sales as compared to 7% and 90% in the nine months ended September 30, 2016.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2017 and December 31, 2016, respectively, the Company had no cash balances in excess of the FDIC insured limit.

Concentration of Funding

During the nine months ended September 30, 2017, the Company's funding was provided primarily through the issuance of $950,000 in convertible notes and the sale of Series E Stock to an officer and director of the Company. See Notes 8 and 10.

NOTE 13 – SUBSEQUENT EVENTS.

Subsequent to September 30, 2017, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 625,000 shares of Series E Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock as described in Note 11. The Company used the proceeds from these sales for working capital.

On November 14, 2017, the Company entered into an Amendment to the Amended and Restated Membership Interest Purchase Agreement dated September 19, 2017 by and among our company, Daily Engage Media and the members of Daily Engage Media which modified the terms of the escrow arrangement for the earnout shares. Under the terms of the amendment, instructions to our transfer agent have been deposited in escrow in lieu of certificates representing the earnout shares. In connection therewith, the parties entered into an Amended and Restated Escrow Agreement.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Bright Mountain Media is a digital media holding company for online assets targeting and servicing the military and public safety markets. Last year, we connected over 315 million relevant advertisements with approximately 57 million visitors within our targeted demographics. Our websites are dedicated to providing “those that keep us safe” places to go online where they can do everything from stay current on news and events affecting them, look for jobs, share information, communicate with the public, and purchase products. We own and manage 24 websites which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with information, news and entertainment across various platforms that has proven to be of interest and engaging to them. Now coupled with our recently acquired wholly owned subsidiary Daily Engage Media, we have evolved to place our emphasis on not only providing quality content on our websites to drive traffic increases, but to increase the advertising revenue we generate from companies and brands looking to reach our audiences. Daily Engage Media is an ad network that connects advertisers with approximately 200 digital publications worldwide. Our websites feature timely, proprietary and aggregated content covering current events and a variety of additional subjects targeted to the specific demographics of the individual website. Our business strategy requires us to continue to provide this quality content to our niche markets as we integrate Daily Engage Media’s experience and expertise in connecting digital readers and advertisers to grow our business, operations and revenues. Presently, we generate revenue from two segments: product sales and advertising. Our focus at this time is to launch a full-scale ad services platform, the Bright Mountain Media Ad Network. We believe that this new platform will become our core business and will have a significant impact on our future business and operations.

A key component of our growth is our transition to an ad network. Our ad network creates revenue from other publisher’s content in our market in the form of a revenue share based on ad impressions we deliver. For this reason, the managerial focus will be in increasing our total impressions delivered to grow our total advertising revenue. From the fourth quarter in 2016 to the third quarter of 2017, we experienced an 171% increase in the number of total ad impressions delivered including impressions from Daily Engage Media from September 19, 2017 to September 30, 2017. Ad impression growth over the past four consecutive quarters is conveyed in the following graph:

The following graph provides information on the quarterly traffic to our proprietary and managed websites over the respective quarterly periods presented.  As a result of our acquisition of Daily Engage Media during the third quarter of 2017, and our shifting focus to increasing the advertising revenue we generate from companies and brands looking to reach our audiences, we do not expect to provide the following information in future periods. The total traffic for the third quarter including Daily Engage Media for the period September19, 2017 through September 30, 2017 would be approximately 17,057,797.

The Bright Mountain Media Ad Network includes a real-time bidding Ad Exchange. This new platform is expected to have capabilities including the following:

•	server integration with several ad exchanges, making for extremely quick ad deployments;

•	leading targeting technology, allowing advertisers to pinpoint their marketing efforts to reach the military and public safety demographics across desktop, tablet, and mobile devices;

•	capable of handling any ad format, including video, display, and native ads; and

•	ad serving and self-service features for publishers and advertisers.

This Ad Exchange will be a trading desk for publishers and advertisers where they will be able to login and choose from various features to maximize their earning potential. Publishers will be able to select a variety of ad units for their video, mobile, display and native advertisements and also have the ability to create their own unique ad formats. Advertisers will be able to choose where their ads will be seen using our filters or by connection directly with the publisher through our platform.

Our niche market for the military and public safety sectors consists of a targeted U.S. demographic of in excess of 40 million users including their spouses. Adding their parents and other family members increases the U.S. targeted market to approximately 100 million users. We also believe there are another estimated 100-plus million military and public safety personnel and their families and veterans internationally.

As a homogeneous group, our user profile should be attractive to local, national and international companies whose advertising budgets are shifting from print media, radio and television to the internet. We believe that the market for the military and public safety providers is fragmented, and that we have an opportunity to become a leading player in the market through growth, consolidation and the Bright Mountain Media Ad Network which will be specifically targeted to our niche demographics.

Our ability to fully implement this strategy and launch the Bright Mountain Media Ad Network is dependent upon our ability to raise additional sufficient capital. Historically we have been dependent upon loans and equity purchases from our Chief Executive Officer and, to a lesser extent in prior years from other accredited investors, to provide sufficient funds to meet our working capital needs. During the nine months ended September 30, 2017 we raised $1,460,000 of working capital from our Chief Executive Officer. While we estimate that we need a minimum of $1,800,000 in additional working capital to provide sufficient funds to pay our operating expenses and fund our development over the next 12 months, we believe that if we are successful the anticipated revenues from Daily Engage Media will have a significant impact on our revenues and results of operations in future periods. While we have engaged a placement agent to assist us in raising capital privately on a best efforts basis, we do not have any firm commitments for this capital and any delay in raising sufficient funds will delay the implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, most particularly from Daily Engage Media, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Going Concern

For the nine months ended September 30, 2017, we reported a net loss of $(2,103,981), cash used in operating activities of $1,372,589 and we had an accumulated deficit of $(10,928,787) at September 30, 2017. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2016 and 2015 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

	Third Quarter 2017	Third Quarter 2016	% Change
Product sales	$589,402	$292,235	102
Revenues from advertising	131,223	113,502	16
Total revenues	$720,625	$405,737	78
Cost of sales – products	387,360	229,391	70
Cost of sales - products as a percentage of product sales	65.7%	78.5%
Cost of sales - advertising	4,396	826
Cost of sales – adversting as a percent of advertising revenue	3.4%	0.72%
Gross profit	$328,869	$175,520	78
Gross profit as a percentage of total revenues	45.6%	43.3%
Selling, general and administrative expenses	$801,307	$686,802	17
(Loss) from operations	$(472,438)	$(511,282)	-8

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	% Change
Product sales	$1,713,688	$976,056	76
Revenues from advertising	334,856	313,266	7
Total revenues	$2,048,544	$1,289,322	59
Cost of sales – products	1,116,465	732,536	54
Cost of sales - products as a percentage of product sales	65.2%	75.1%
Cost of sales - advertising	16,758	5,202
Cost of sales – adversting as a percent of advertising revenue	5.0%	1.7%
Gross profit	$915,321	$551,584	66
Gross profit as a percentage of total revenues	44.7%	42.8%
Selling, general and administrative expenses	2,750,275	2,202,855	25
(Loss) from operations	$(1,834,954)	$(1,654,271)	11

Revenue

Presently, we generate revenue from two segments: product sales and advertising which includes advertising revenue and subscriptions. Revenues related to product sales increased during both the three and nine months ended September 30, 2017 from the comparable period in 2016 which are attributable to our acquisition of the Black Helmet Apparel business in mid-December 2016. Sales by our Black Helmet Apparel business totaled $279,162 and $784,861 during the three and nine months ended September 30, 2017, respectively, compared to their pre-acquisition sales of $226,164 and $692,214 for the comparable periods in 2016, as included in our pro-forma disclosure in Note 3 – Acquisitions. While there can be no assurance, we expect a similar increase quarter-over-quarter during the fourth quarter of 2017 resulting from this acquisition.

Advertising revenues increased 16% for the third quarter of 2017 and 7% for the nine months ended September 30, 2017 over the comparable periods in 2016 which is attributable to Daily Engage Media for the period of September 19, 2017 through September 30, 2017 following our acquisition of it in mid-September 2017. Sales by Daily Engage business totaled $1,030,476 during the first nine months of 2017 compared to their pre-acquisition sales of $435,026 for the first nine months of 2016, as included in our pro-forma disclosure in Note 3 – Acquisitions. Daily Engage Media sales totaling $32,539 for the period from the date of acquisition through September 30,2017 are included in our results for the three and nine months ended September 30,2017.  While there can be no assurance, we expect similar an increase quarter-over-quarter during the remainder of 2017 resulting from this acquisition.

Cost of Sales

Cost of sales as a percentage of product sales remained relatively steady during the third quarter 2017 and the nine months then ended compared to the comparable periods of the prior year. Historically, we did not recognize any cost of sales for our services segment, which has now been renamed Advertising following our acquistion of Daily Engage Media during mid-September 2017. We now incur costs of sales associated with this segment which includes revenue share payments to media providers and website publishers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately 17% and approximately 25% for the three and nine months ended September 30, 2017 from the comparable periods in 2016. Our selling, general and administrative expenses were 111% and 134% of our total revenues for the three and nine months ended September 30, 2017, respectively, as compared to 169% and 171% for the comparable periods in 2016.

A significant portion of our selling, general and administrative expenses between periods was attributable to non-cash expenses recognized during the nine months ended September 30, 2017 and 2016 including amortization expense attributable to intangible assets acquired and amortization of debt discounts of $227,418 and $116,863, respectively. In addition, stock options compensation expense totaled $95,821 and $107,193 in the first nine months 2017 and 2016, respectively. During the 2017 periods we have increased our staffing, including in connection with our acquisition of Black Helmet Apparel, which has increased our employee costs. Advertising and marketing expenses increased sharply between the periods which is attributable to our acquisition of Black Helmet Apparel business during the fourth quarter 2016. For the three months ended September 30, 2017 and 2016, advertising, marketing and promotion expense was $66,436 and $3,050, respectively. For the nine months ended September 30, 2017 and 2016, advertising, marketing and promotion expense was $231,669 and $15,156, respectively. The business model for Black Helmet Apparel relies heavily on on-line promotion of products offered. We anticipate these quarter-over-quarter increases to continue as the Company focuses on expanding the Black Helmet Apparel customer base and promoting anticipated newly introduced products.

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

Total other income (expense)

Total other income (expense) primarily reflects interest expense associated with our borrowings under a non-convertible and several convertible notes. Our Chief Executive Officer loaned the Company an additional $1,460,000 during the first nine months 2017 under a series of 6% to 12% convertible notes bringing the total notes payable to him at September 30, 2017 to $1,147,145 net of the related note discount. Interest under these notes totaled $95,478 and $220,610, inclusive of $49,597 and $116,863 in amortization of the related debt discount, for the three and nine months ended September 30, 2017. In addition, the Company recorded interest of $23,611 and $39,236 during the three and nine months ended September 30, 2017 on a $500,000 25% note payable issued in November 2016 which matures in November 2017. On September 30, 2017, the note was amended, extending the maturity to December 31, 2017 and reducing the interest rate at 10.0%.

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

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited)	2017	2016	2017	2016
Net (loss)	$(546,801)	$(808,401)	$(2,103,981)	$(1,989,265)
plus:
Stock compensation expense	21,983	30,069	95,821	107,193
Stock issued for services	—	9,180	25,860	64,110
Adjusted net (loss):	(524,818)	(769,152)	$(1,982,300)	$(1,817,962)
Depreciation expense	6,777	3,346	18,925	10,025
Amortization expense	75,876	61,582	227,418	186,007
Amortization on debt discount	49,597	—	116,863	305,115
Interest expense	24,766	297,130	152,164	29,900
Adjusted EBITDA:	$(367,802)	$(407,094)	$(1,466,930)	$(1,286,915)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2017 the Company had a balance of cash and cash equivalents of $123,292 and working capital of $148,963 as compared to cash and cash equivalents of $162,795 and working capital of $355,344 at December 31, 2016. Our current assets decreased 11% at September 30, 2017 from December 31, 2016 which reflects the decrease in cash, accounts receivable, prepaid expenses and inventories. Our current liabilities increased 26.7% at September 30, 2017 from December 31, 2016 which primarily reflects a decrease in accounts payable and premium finance loan payable, offset by increases in accrued interest, including to a related party, and notes payable. We do not have any external sources of liquidity and are dependent upon loans from our Chief Executive Officer as described elsewhere herein. In addition to the amounts owed Mr. Speyer, in November 2016 we borrowed $500,000 from an unrelated third party under a promissory note which matures in November 2017. On September 30, 2017, the note was amended, extending the maturity to December 31, 2017 and reducing the interest rate at 10.0%. Presently, we do not have sufficient funds to satisfy this unsecured obligation when it becomes due.

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

Cash flows

Net cash flows used in operating activities totaled $1,372,589 and $1,394,127 for the nine month periods ending September 30, 2017 and 2016, respectively. During the six months ended September 30, 2017, we used cash primarily to fund our net loss of $2,103,981 for the period as well as increases in accrued interest, including to a related party. Cash used during the nine months ended September 30, 2016 was primarily attributable to operational losses during the period.

Net cash flows used in investing activities totaled $213,878 and $177,961 for the first nine months of 2017 and 2016, respectively. Cash used included the purchase of fixed assets in 2017 of $14,305 and cash used in the acquisition of Daily Engage Media of $199,573 and in 2016, $142,925 attributable to the purchase of two websites and $35,036 attributable to the purchase of fixed assets.

Net cash flows provided from financing activities totaled $1,546,964 and $1,258,242 during the nine month periods ending September 30, 2017 and 2016, respectively. During the first nine months of 2017, the Company received $1,460,000 under a series of 6%, 10%, and 12% 5-year convertible notes issued to our Chief Executive Officer. This figure was reduced by the repayments of $53,643 in insurance premium financing notes. During the first nine months of 2016, the Company sold $500,000 in debt and issued $300,000 in 12%, 5-year convertible notes issued to our Chief Executive Officer. This figure was reduced by the repayments of $41,758 in insurance premium financing notes.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between September 2017 and November 13, 2017 Mr. W. Kip Speyer, an executive officer and director, purchased 1,125,500 shares of our Series E Stock at a purchase price of $0.40 per share for an aggregate purchase price of $450,000 in a series of private transactions. The designations, rights and preferences of our Series E Preferred are described earlier in this report under Note 3. We did not pay any commissions or finders fees and the proceeds were used by us for working capital. Mr. Speyer is an accredited investor and the purchases were exempt from registration under the Securities Act of 1933, as amended in reliance on an exemption provided by Section 4(a)(2) of that act.

Between January 2017 and August 2017 Mr. W. Kip Speyer, an officer and director, lent us an aggregate of $950,000 under the terms of convertible promissory notes.  The notes are unsecured, carry an interest rate ranging from 6% to 12%, mature five years from date of issuance and are convertible at any time at the option of the holder into our common stock art conversion prices ranging from $0.50 to $0.40 per share.

We do not pay any commissions or finders fees and the proceeds were used by us for working capital.  The recipient is an accredited investor and the issuances were exempt from registration under the Securities Act of 1933, as amended (The “Securities Act”) in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.

OTHER INFORMATION.

On September 1, 2017 our board of directors designated a series of our blank check preferred stock, consisting of 2,500,000 shares, as 10% Series E Convertible Preferred Stock (the "Series E Stock"). The designations, rights and preferences of the Series E Stock, as amended, is as follows:

•	the shares have no voting rights, except as may be provided by Florida law;

•	the stock has a stated value of $0.40 per share and ranks senior to all other classes of our securities, except for our 10% Series A Convertible Preferred Stock;

•	in the event of a liquidation or winding up of our Company, the holders of the Series E Stock are entitled to a liquidation preference equal to a return of the capital invested;

•

the holders of Series E Stock are entitled to receive dividends out of funds legally available for the payment of dividends, at the rate of 10% per annum which are cumulative and payable in cash, payable monthly in arrears within 15 days after the end of each month beginning on the month following the issuance of the shares of Series E Stock. Dividends will accrue regardless of whether the Company has earnings, whether there are funds legally available therefor and/or whether declared. No interest shall be payable with respect to any dividend payment that may be in arrears;

•

the shares of Series E Stock are convertible into shares of our common stock on a one for one basis at the option of the holder, subject to automatic conversion by us upon either the five-year anniversary of the date of issuance or in the event of a change of control of our Company as defined in the designations. The conversion formula is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events; and

•	the shares are redeemable at our option upon 20 days’ notice for an amount equal to the amount of capital invested.

As described in Part II, Item 2 of this report, we have issued and sold an aggregate of 1,062,500 shares of our Series E Stock to Mr. Kip Speyer, our Chief Executive Officer. The description of the designations, rights and preferences of the Series E Stock is qualified in its entirety by reference to the Articles of Amendment to the Amended and Restated Articles of Incorporation which is filed as Exhibit 3.10 to this report.

In November 2016, we borrowed $500,000 from a third party and issued an unsecured one year promissory note which bore interest at the rate of 25% per annum. On September 30,2017, the note was amended, extending the maturity to December 31,2017 and reducing the interest rate to 10%. In addition, the note holder reduced the accrued interest due under the note from approximately $106,000 to $50,000 at September 20,2017.

On November 14, 2017 we entered into an Amendment to the Amended and Restated Membership Interest Purchase Agreement dated September 19, 2017 by and among our company, Daily Engage Media and the members of Daily Engage Media which modified the terms of the escrow arrangement for the earnout shares. Under the terms of the amendment, instructions to our transfer agent have been deposited in escrow in lieu of certificates representing the earnout shares. In connection therewith, the parties entered into an Amended and Restated Escrow Agreement. The foregoing descriptions of the terms and conditions of the Amendment to the Amended and Restated Membership Interest Purchase Agreement and the Amended and Restated Escrow Agreement are qualified in their entirety by reference to the agreements which are filed as Exhibits 10.10 and 10.11, respectively, to this report.

ITEM 6.

EXHIBITS.

No.	Description
3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation *
10.1

Amended and Restated Membership Interest Purchase Agreement dated September 19, 2017 by and among Bright Mountain Media, Inc., Daily Engage Media Group LLC and Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on September 25, 2017)

10.2	Letter agreement dated September 19, 2017 with Vinay Belani (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed on September 25, 2017)
10.3

Escrow Agreement dated September 19, 2017 by and among Bright Mountain Media, Inc., Harry G. Pagoulatos, George G. Rezitis, Angelos Triantafillou, Vinay Belani and Pearlman Law Group LLP, as escrow agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed on September 25, 2017)

10.4	Employment Agreement by and between Bright Mountain Media, Inc. and Harry G. Pagoulatos (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed on September 25, 2017)
10.5	Employment Agreement by and between Bright Mountain Media, Inc. and George G. Rezitis (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed on September 25, 2017)
10.6

Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to Harry G. Pagoulatos (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed on September 25, 2017)

10.7

Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to George G. Rezitis (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K as filed on September 25, 2017)

10.8

Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to Angelos Triantafillou (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K as filed on September 25, 2017)

10.9

Promissory Note in the principal amount of $80,000 dated September 19, 2017 payable to Vinay Belani (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K as filed on September 25, 2017)

10.10

Amendment to Amended and Restated Membership Interest Purchase Agreement dated November 14, 2017 by and among Bright Mountain Media, Inc., Daily Engage Media Group LLC, Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou *

10.11

Amended and Restated Escrow Agreement dated November 14, 2017 by and among Bright Mountain Media, Inc., Harry G. Pagoulatos, George G. Rezitis, Angelos Triantafillou, Vinay Belani and Pearlman Law Group LLP, as escrow agent *

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

———————

*

filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

November 20, 2017	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

November 20, 2017	By:	/s/ Dennis W. Healey
Dennis W. Healey, Chief Financial Officer