Form 10-Q/A
period 2017-09-30
Bright Mountain Media, Inc.
filed 2017-12-22
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Bright Mountain Media, Inc. for the period ended September 30, 2017 (the “Form 10-Q/A”), originally filed with the Securities and Exchange Commission on November 20, 2017 (the "Original Form 10-Q"), is to amend and restate such filing in its entirety. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified errors related to the purchase price allocation related to our acquisition of Daily Engage Media, LLC.

As set forth herein, this amendment and the restatement arose solely from errors in the purchase price allocation related to our acquisition of Daily Engage Media, LLC in September 2017 and were not related to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and except for the purchase price allocation related to the Daily Engage Media, LLC acquisition, has not caused a material change to our condensed consolidated financial statements for the three and nine months ended September 30, 2017. Please see Note 13 to the Notes to the Condensed Consolidated Financial Statements (unaudited) appearing later in this report for an explanation of the changes in condensed consolidated financial statements which appeared in the Original Form 10-Q as restated herein. The items amended and restated are as follows:

•

Item 1 of Part I, "Financial Information," specifically the Condensed Consolidated Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016, Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017, Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and Notes to Condensed Consolidated Financial Statements (unaudited) September 30, 2017;

•

Item 2 of Part I, "Management’s Discussion and Analysis of Financial Condition and Results of Operations";

•

Item 4 of Part I, "Controls and Procedures," and

•

Item 1A of Part II "Risk Factors."

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. This Form 10-Q/A supersedes the Original Form 10-Q as filed in its entirety. This Form 10-Q/A speaks as of the filing date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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
	(unaudited)
	(Restated)
ASSETS
Current assets
Cash	$115,513	$162,795
Accounts Receivable, net	203,147	157,013
Prepaid Expenses and Other Current Assets	71,727	132,950
Inventories	984,522	1,127,072
Total current assets	1,374,909	1,579,830
Fixed Assets, net	94,382	99,001
Intangible Assets, net	1,231,776	967,114
Goodwill	405,251	—
Tradenames	300,000	150,000
Other Assets	49,497	184,400
Total Assets	$3,455,815	$2,980,345

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expense	$482,362	$654,140
Accrued Interest	50,347	11,111
Accrued Interest to Related Party	16,550	5,592
Premium Finance Loan Payable	—	53,643
Deferred Rent	16,692	—
Notes Payable, net of debt discount of $6,422 and $0	895,503	500,000
Total Current Liabilities	1,461,454	1,224,486

Long Term Debt to Related Parties, net of debt discount of $887,855 and $389,095	1,147,145	185,905
Total Liabilities	2,608,599	1,410,391
Commitments and contingencies (See Note 9)
Shareholders' Equity
Preferred stock, par value $0.01, 20,000,000 shares authorized,
600,000 and 100,000 shares issued and outstanding
Series A, 2,000,000 shares designated, 100,000 and
100,000 shares issued and outstanding	1,000	1,000
Series B, 1,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series C, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series D, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series E, 2,500,000 shares designated	5,000	—
500,000 and 0 issued and outstanding
Common stock, par value $0.01, 324,000,000 shares authorized,
46,168,864 issued and outstanding and 44,901,531 issued
and outstanding, respectively	461,689	449,016
Additional paid-in capital	11,343,468	9,944,744
Accumulated Deficit	(10,963,941)	(8,824,806)
Total shareholders' equity	847,216	1,569,954
Total liabilities and shareholders' equity	$3,455,815	$2,980,345

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Product Sales	$589,402	$292,235	$1,713,688	$976,056
Revenues from Advertising	126,098	113,502	329,731	313,266
Total revenues	715,500	405,737	2,043,419	1,289,322

Cost of sales - Product	387,360	229,391	1,116,465	732,536
Cost of Revenues - Advertising	11,669	826	24,031	5,202
Gross profit	316,471	175,520	902,923	551,584

Selling, general and administrative expenses	797,268	686,802	2,746,236	2,205,855
Loss from operations	(480,797)	(511,282)	(1,843,313)	(1,654,271)

Other income (expense)
Interest income	232	11	451	21
Interest expense	(5,912)	—	(75,663)	—
Interest expense - related party	(95,478)	(297,130)	(220,610)	(335,015)
Total other income (expense)	(101,158)	(297,119)	(295,822)	(334,994)

Net loss before income taxes	(581,955)	(808,401)	(2,139,135)	(1,989,265)
Income taxes	—	—	—	—

Net loss	(581,955)	(808,401)	(2,139,135)	(1,989,265)

Preferred stock dividends
Series A, Series B, Series C, Series D, and Series E preferred stock	1,122	60,339	3,849	278,525
Total preferred stock dividends	1,122	60,339	3,849	278,525

Net loss attributable to common shareholders	$(583,077)	$(868,740)	$(2,142,984)	$(2,267,790)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.06)

Weighted average shares outstanding - basic and diluted	45,126,811	40,848,279	44,973,345	38,220,591

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY

For the Nine Months Ended September 30, 2017

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2016	100,000	$1,000	44,901,531	$449,016	$9,944,744	$(8,824,806)	$1,569,954

Common stock issued for services ($0.850/share)	—	—	3,600	36	3,024	—	3,060
Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements	—	—	10,000	100	(100)	—	—
Issuance of Series E preferred Stock ($0.40/share)	500,000	5,000	—	—	195,000	—	200,000
Stock option compensation expense	—	—	—	—	95,821	—	95,821
Common stock issued as compensation	—	—	28,500	285	22,515	—	22,800
Beneficial conversion feature	—	—	—	—	615,625	—	615,625
Common stock issued for cash ($0.40/share)	—	—	125,000	1,250	48,750	—	50,000
Common stock issued in acquisition			1,100,233	11,002	418,089	—	429,091
Net loss for the nine months ended September 30, 2017	—	—	—	—	—	(2,139,135)	(2,139,135)
Balance – September 30, 2017 (Restated)	600,000	$6,000	46,168,864	$461,689	$11,343,468	$(10,963,941)	$847,216

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
	(Restated)
Cash flows from operating activities:
Net loss	$(2,139,135)	$(1,989,265)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	18,925	10,025
Amortization of debt discount	151,843	305,115
Amortization	227,418	186,007
Stock option compensation expense	95,821	107,193
Common stock issued for services	25,860	64,110
Product refund reserve	—	12,642
Changes in operating assets and liabilities:
Accounts receivable	48,925	(34,485)
Inventory	142,550	7,842
Prepaid expenses and other current assets	61,223	1,446
Accounts payable and accrued expense	(203,673)	53,679
Accrued interest	39,236	—
Accrued interest - related party	10,958	—
Deferred rents	16,692	—
Other assets	134,903	(118,436)
Net cash used in operating activities	(1,368,454)	(1,394,127)

Cash flows from investing activities:
Purchase of fixed assets	(14,305)	(35,036)
Purchase of websites	—	(142,925)
Cash paid for acquisition, net of cash received	(207,802)	—
Net cash used in investing activities	(222,107)	(177,961)

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock	250,000	800,000
Repayments on insurance premium notes payable	(53,643)	(41,758)
Repayment of Notes Payable	(113,078)	—
Long-term debt - Related parties	1,460,000	500,000
Net cash provided by financing activities	1,543,279	1,258,242

Net decrease in cash	(47,282)	(313,846)
Cash at beginning of period	162,795	416,187
Cash at end of period	$115,513	$102,341

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

NOTE 2 - GOING CONCERN.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $2,139,135 and used cash in operating activities of $1,368,454 for the nine months ended September 30, 2017. The Company had an accumulated deficit of $10,963,941 at September 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Total revenue	$991,134	$2,628,626
Total expenses	2,320,883	5,353,325
Preferred stock dividend	60,339	278,525
Net loss attributable to common shareholders	$(1,390,088)	$(3,003,224)
Basic and diluted net loss per share	$(0.03)	$(0.08)

The historical operating results of Daily Engage Media prior to its acquisition date have not been included in the Company's historical consolidated operating results. Pro forma results of operations data (unaudited) for the, as if the acquisition had occurred on January 1, 2017 are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
Total Revenue	$1,076,113	$3,442,272
Total Expenses	1,947,279	5,846,274
Preferred stock dividend	1,122	3,849
Net loss attributable to common shareholders	$(872,288)	$(2,407,851)
Basic and diluted net loss per share	$(0.02)	$(0.05)

The amount of revenue of Daily Engage Media since the acquisition date included in the consolidated statement of operations for the three months ended September 30, 2017 is $27,413.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 3 – ACQUISITIONS (continued).

At the request of the Members and included as part of the Closing Notes and Consideration Shares, a portion of the closing consideration, including an $380,000 principal amount Closing Note together with 275,058 Consideration Shares, were issued to Mr. Vinay Belani, a third party with whom Daily Engage Media has a business relationship and are included in the above figures

Under the terms of the Daily Engage Purchase Agreement, upon Daily Engage Media achieving certain revenue and operating income tests, we agreed to issue additional consideration as follows:

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

The final accounting for the acquisition of Daily Engage Media has not been completed and will be completed during the first quarter of 2018. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Tangible assets acquired	$91,670
Liabilities assumed	(125,419)
Exchange platform	50,000
Tradename	150,000
Customer relationships	250,000
Non-compete agreements	192,000
Goodwill	405,251
Total purchase price	$1,013,502

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

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
	Products	Advertising	Total	Products	Advertising	Total
Revenues	$589,402	$126,098	$715,500	$292,235	$113,502	$405,737
Intangible assets amortization	$—	$75,876	$75,876	$—	$61,582	$61,582
Depreciation	$6,468	$309	$6,777	$2,426	$920	$3,346
Income/(Loss) from operations	$(528,446)	$47,649	$(480,797)	$(300,803)	$(210,479)	$(511,282)
Segment assets	$1,393,662	$2,062,153	$3,455,815	$1,352,158	$856,317	$2,208,475
Purchase of assets	$—	$207,802	$207,802	$29,415	$11,688	$41,103

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 7 – SEGMENT INFORMATION (continued).

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Products	Advertising	Total	Products	Advertising	Total
Revenues	$1,713,688	$329,731	$2,043,419	$976,056	$313,266	$1,289,322
Intangible assets amortization	$—	$227,418	$227,418	$—	$186,007	$186,007
Depreciation	$16,753	$2,172	$18,925	$8,299	$1,726	$10,025
Loss from operations	$(1,373,721)	$(469,592)	$(1,843,313)	$(988,648)	$(665,623)	$(1,654,271)
Segment assets	$1,393,662	$2,062,153	$3,455,815	$1,352,158	$856,317	$2,208,475
Purchase of assets	$14,305	$207,802	$222,107	$35,036	$142,925	$177,961

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

As a part of the acquisition of Daily Engage Media the Company assumed four Notes Payable to Gibraltar Capital Advances, LLC, Complete Business Solutions Group, Inc., Kabbage, and an unrelated party in the amounts of $49,367, $57,427, $17,119, and $11,089, respectively.

Under the terms of the agreement with Gibraltar Capital Advances, LLC, Daily Engage Media sold $132,000 in future accounts and contract rights for $100,000 and Daily Engage Media authorized Gibraltar Capital Advances, LLC to ACH debit its bank account at the rate of $629 daily until Gibraltar Capital Advances, LLC received the purchase amount of $132,000. The agreement contained standard covenants regarding conduct of the business, on-site inspections, audit rights and transfer of assets limitations. As of September 30, 2017, the note balance is $1,267, net of the debt discount of $353.

Under the terms of the agreement with Complete Business Solutions Group, Inc. Daily Engage Media sold $76,450 in future accounts and contract rights for $55,000 and authorized Complete Business Solutions Group, Inc. to ACH debit its bank account at the rate of $516.55 daily until Complete business Solutions Group, Inc. received the purchase amount of $76,450. As of September 30, 2017, the note balance was fully paid off.

Under the terms of the agreement with Kabbage, Daily Engage Media sold $29,786 in future accounts and contract rights for $21,200. The loan matured in 12 months and Daily Engage Media had agreed to a payment schedule of $2,985.67 and $1,978.67 for months one through six and months seven through 12, respectively. The agreement contained standard covenants regarding conduct of the business, on-site inspections, audit rights and transfer of assets limitations. As of September 30, 2017 the note balance is $14,236, net of the debt discount of $6,069.

The Company also issued promissory notes in the amount of $380,000 payable to three Daily Engage Media members and a third party, with whom they have a business relationship. The notes are non-interest bearing and mature on September 19, 2018.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 13 – RESTATEMENTS.

The Company is restating its Condensed Consolidated Balance Sheet as of September 30, 2017, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and the Condensed Consolidated Statement of Changes in Shareholders' Equity and Condensed Consolidated Statement of Cash Flow for the period ended September 30, 2017. The restatement shows the previously filed financial statements, the restatement adjustments and as restated columns for the Condensed Consolidated Balance Sheet as of September 30, 2017, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and the Condensed Consolidated Statement of Changes in Shareholders' Equity and Condensed Consolidated Statement of Cash Flow for the period ended September 30, 2017. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified errors related to the purchase price allocation for Daily Engage Media.

The following table represents the Condensed Consolidated Balance Sheet as previously reported, restatement adjustments, and as restated as of September 30, 2017:

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As previously
	Reported		As Restated
	September 30,	Restatement	September 30,
	2017	Adjustments	2017

ASSETS
Current assets
Cash	$123,292	$(7,779)	$115,513
Accounts Receivable, net	223,396	(20,249)	203,147
Prepaid Expenses and Other Current Assets	71,727	—	71,727
Inventories	984,522	—	984,522
Total current assets	1,402,937	(28,028)	1,374,909
Fixed Assets, net	94,382	—	94,382
Intangible Assets, net	1,231,776	—	1,231,776
Goodwill	502,823	(97,572)	405,251
Tradenames	300,000	—	300,000
Other Assets	49,497	—	49,497
Total Assets	$3,581,415	$(125,600)	$3,455,815

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expense	$525,308	$(42,946)	$482,362
Accrued Interest	50,347	—	50,347
Accrued Interest to Related Party	16,550	—	16,550
Premium Finance Loan Payable	—	—	—
Deferred Rent	16,692	—	16,692
Other Current Liabilities	16,237	(16,237)	—
Notes Payable	926,766	(31,263)	895,503
Total Current Liabilities	1,551,900	(90,446)	1,461,454

Long Term Debt to Related Parties, net of debt discount of $887,855 and $389,095	1,147,145	—	1,147,145
Total Liabilities	2,699,045	(90,446)	2,608,599

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 13 – RESTATEMENTS (continued).

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	As previously
	Reported		As Restated
	September 30,	Restatement	September 30,
	2017	Adjustments	2017

Commitments and contingencies (See Note 9)
Shareholders' Equity
Preferred stock, par value $0.01, 20,000,000 shares authorized,
600,000 and 100,000 shares issued and outstanding
Series A, 2,000,000 shares designated, 100,000 and
100,000 shares issued and outstanding	1,000	—	1,000
Series B, 1,000,000 shares designated, 0 and
0 shares issued and outstanding	—		—
Series C, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—		—
Series D, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—		—
Series E, 2,500,000 shares designated
500,000 and 0 issued and outstanding	5,000	—	5,000
Common stock, par value $0.01, 324,000,000 shares authorized,
46,168,864 issued and outstanding and 44,901,531 issued
and outstanding, respectively	461,689	—	461,689
Additional paid-in capital	11,343,468	—	11,343,468
Accumulated Deficit	(10,928,787)	(35,154)	(10,963,941)
Total shareholders' equity	882,370	(35,154)	847,216
Total liabilities and shareholders' equity	$3,581,415	(125,600)	$3,455,815

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 13 – RESTATEMENTS (continued).

The following table represents the Condensed Consolidated Statements of Operations as previously reported, restatement adjustments, and as restated for the three and nine months ended September 30, 2017:

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	As previously
	Reported		As Restated
	September 30,	Restatement	September 30,
	2017	Adjustments	2017

Product Sales	$1,713,688	—	$1,713,688
Revenues from Advertising	334,856	(5,125)	329,731
Total revenues	2,048,544	(5,125)	2,043,419

Cost of sales - Product	1,116,465	—	1,116,465
Cost of Revenues - Advertising	16,758	7,273	24,031
Gross profit	915,321	(12,398)	902,923

Selling, general and administrative expenses	2,750,275	(4,039)	2,746,236
Loss from operations	(1,834,954)	8,359	(1,843,313)

Other income (expense)
Interest income	451	—	451
Interest expense	(48,868)	(26,795)	(75,663)
Interest expense - related party	(220,610)	—	(220,610)
Total other income (expense)	(269,027)	(26,795)	(295,822)

Net loss before income taxes	(2,103,981)	(35,154)	(2,139,135)
Income taxes	—		—

Net loss	(2,103,981)	(35,154)	(2,139,135)

Preferred stock dividends
Series A, Series B, Series C, Series D, and Series E preferred stock	3,849	—	3,849
Total preferred stock dividends	3,849	—	3,849

Net loss attributable to common shareholders	$(2,107,830)	$(35,154)	$(2,142,984)

Basic and diluted net loss per share	$(0.05)		$(0.05)

Weighted average shares outstanding - basic and diluted	44,973,345		44,973,345

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 13 – RESTATEMENTS (continued).

The following table represents the Condensed Consolidated Statements of Cash Flows as previously reported, restatement adjustments, and as restated as of September 30, 2017:

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	As Previously	Restatement	As
	Reported	Adjustments	Restated
	9 months ended	9 months ended	9 months ended
	September 30,	September 30,	September 30,
	2017	2017	2017
Cash flows from operating activities:
Net loss	$(2,103,981)	(35,154)	$(2,139,135)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	18,925	—	18,925
Amortization of debt discount	116,863	34,980	151,843
Amortization	227,418	—	227,418
Stock option compensation expense	95,821	—	95,821
Common stock issued for services	25,860	—	25,860
Product refund reserve	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	35,663	13,262	48,925
Inventory	142,550	—	142,550
Prepaid expenses and other current assets	102,751	(41,528)	61,223
Accounts payable and accrued expense	(194,163)	(9,510)	(203,673)
Accrued interest	39,236	—	39,236
Accrued interest - related party	10,958	—	10,958
Other current liabilities	(557)	557	—
Deferred rents	16,692	—	16,692
Other assets	93,375	41,528	134,903
Net cash used in operating activities	(1,372,589)	4,135	(1,368,454)

Cash flows from investing activities:
Purchase of fixed assets	(14,305)	—	(14,305)
Purchase of websites	—		—
Cash paid for acquisition, net of cash received	(199,573)	(8,229)	(207,802)
Net cash used in investing activities	(213,878)	(8,229)	(222,107)

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock	250,000	—	250,000
Repayments on insurance premium notes payable	(53,643)	—	(53,643)
Repayment of Notes Payable	(109,393)	(3,685)	(113,078)
Long-term debt - Related parties	1,460,000	—	1,460,000
Net cash provided by financing activities	1,546,964	(3,685)	1,543,279

Net decrease in cash	(39,503)	(7,779)	(47,282)
Cash at beginning of period	162,795	—	162,795
Cash at end of period	$123,292	(7,779)	$115,513

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS.

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

The following graph provides information on the quarterly traffic to our proprietary and managed websites over the respective quarterly periods presented.  As a result of our acquisition of Daily Engage Media during the third quarter of 2017, and our shifting focus to increasing the advertising revenue we generate from companies and brands looking to reach our audiences, we do not expect to provide the following information in future periods. The total traffic for the third quarter including Daily Engage Media for the period September 19, 2017 through September 30, 2017 would be approximately 17,057,797.

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

Going Concern

For the nine months ended September 30, 2017, we reported a net loss of $(2,139,135), cash used in operating activities of $1,368,454 and we had an accumulated deficit of $(10,963,941) at September 30, 2017. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2016 and 2015 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

	Third Quarter 2017	Third Quarter 2016	% Change
Product sales	$589,402	$292,235	102
Revenues from advertising	126,098	113,502	11
Total revenues	$715,500	$405,737	76
Cost of sales – products	387,360	229,391	69
Cost of sales - products as a percentage of product sales	65.7%	78.5%
Cost of sales - advertising	11,669	826
Cost of sales – advertising as a percent of advertising revenue	9.3%	0.72%
Gross profit	$316,471	$175,520	80
Gross profit as a percentage of total revenues	44.2%	43.3%
Selling, general and administrative expenses	$797,268	$686,802	16
(Loss) from operations	$(480,797)	$(511,282)	-6

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	% Change
Product sales	$1,713,688	$976,056	76
Revenues from advertising	329,731	313,266	5
Total revenues	$2,043,419	$1,289,322	59
Cost of sales – products	1,116,465	732,536	54
Cost of sales - products as a percentage of product sales	65.2%	75.1%
Cost of sales - advertising	24,031	5,202
Cost of sales – advertising as a percent of advertising revenue	7.3%	1.7%
Gross profit	$902,923	$551,584	64
Gross profit as a percentage of total revenues	44.2%	42.8%
Selling, general and administrative expenses	2,746,236	2,202,855	25
(Loss) from operations	$(1,843,313)	$(1,654,271)	11

Revenue

Presently, we generate revenue from two segments: product sales and advertising which includes advertising revenue and subscriptions. Revenues related to product sales increased during both the three and nine months ended September 30, 2017 from the comparable period in 2016 which are attributable to our acquisition of the Black Helmet Apparel business in mid-December 2016. Sales by our Black Helmet Apparel business totaled $279,162 and $784,861 during the three and nine months ended September 30, 2017, respectively, compared to their pre-acquisition sales of $226,164 and $683,902 for the comparable periods in 2016, as included in our pro-forma disclosure in Note 3 – Acquisitions. While there can be no assurance, we expect a similar increase quarter-over-quarter during the fourth quarter of 2017 resulting from this acquisition.

Advertising revenues increased 11% for the third quarter of 2017 and 5% for the nine months ended September 30, 2017 over the comparable periods in 2016 which is attributable to Daily Engage Media for the period of September 19, 2017 through September 30, 2017 following our acquisition of it in mid-September 2017. Daily Engage Media sales totaling $27,413 for the period from the date of acquisition through September 30,2017 are included in our results for the three and nine months ended September 30,2017.  While there can be no assurance, we expect a similar increase quarter-over-quarter during the remainder of 2017 resulting from this acquisition.

Cost of Sales

Cost of sales as a percentage of product sales remained relatively steady during the third quarter 2017 and the nine months then ended compared to the comparable periods of the prior year. Historically, we did not recognize any cost of sales for our services segment, which has now been renamed Advertising following our acquisition of Daily Engage Media during mid-September 2017. We now incur costs of sales associated with this segment which includes revenue share payments to media providers and website publishers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately 16% and approximately 25% for the three and nine months ended September 30, 2017 from the comparable periods in 2016. Our selling, general and administrative expenses were 111% and 134% of our total revenues for the three and nine months ended September 30, 2017, respectively, as compared to 169% and 171% for the comparable periods in 2016.

A significant portion of our selling, general and administrative expenses between periods was attributable to non-cash expenses recognized during the nine months ended September 30, 2017 and 2016 including amortization expense attributable to intangible assets acquired and amortization of debt discounts of $227,418 and $151,843, respectively. In addition, stock options compensation expense totaled $95,821 and $107,193 in the first nine months 2017 and 2016, respectively. During the 2017 periods we have increased our staffing, including in connection with our acquisition of Black Helmet Apparel, which has increased our employee costs. Advertising and marketing expenses increased sharply between the periods which is attributable to our acquisition of Black Helmet Apparel business during the fourth quarter 2016. For the three months ended September 30, 2017 and 2016, advertising, marketing and promotion expense was $66,436 and $3,050, respectively. For the nine months ended September 30, 2017 and 2016, advertising, marketing and promotion expense was $231,669 and $15,156, respectively. The business model for Black Helmet Apparel relies heavily on on-line promotion of products offered. We anticipate these quarter-over-quarter increases to continue as the Company focuses on expanding the Black Helmet Apparel customer base and promoting anticipated newly introduced products.

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

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited)	2017	2016	2017	2016
Net (loss)	$(581,955)	$(808,401)	$(2,139,135)	$(1,989,265)
plus:
Stock compensation expense	21,983	30,069	95,821	107,193
Stock issued for services	—	9,180	25,860	64,110
Adjusted net (loss):	(559,972)	(769,152)	$(2,017,454)	$(1,817,962)
Depreciation expense	6,777	3,346	18,925	10,025
Amortization expense	75,876	61,582	227,418	186,007
Amortization on debt discount	84,575	—	151,843	305,115
Interest expense	24,766	297,130	152,164	29,900
Adjusted EBITDA:	$(367,978)	$(407,094)	$(1,467,104)	$(1,286,915)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2017 the Company had a balance of cash and cash equivalents of $115,513 and a working capital deficit of $339,041 as compared to cash and cash equivalents of $162,795 and working capital of $355,344 at December 31, 2016. Our current assets decreased 13% at September 30, 2017 from December 31, 2016 which reflects the decrease in cash, accounts receivable, prepaid expenses and inventories. Our current liabilities increased 32% at September 30, 2017 from December 31, 2016 which primarily reflects a decrease in accounts payable and premium finance loan payable, offset by increases in accrued interest, including to a related party, and notes payable. We do not have any external sources of liquidity and are dependent upon loans from our Chief Executive Officer as described elsewhere herein. In addition to the amounts owed Mr. Speyer, in November 2016 we borrowed $500,000 from an unrelated third party under a promissory note which matures in November 2017. On September 30, 2017, the note was amended, extending the maturity to December 31, 2017 and reducing the interest rate at 10.0%. Presently, we do not have sufficient funds to satisfy this unsecured obligation when it becomes due, however, we expect to be able to extend the maturity date of the note.

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

Cash flows

Net cash flows used in operating activities totaled $1,368,454 and $1,394,127 for the nine month periods ending September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, we used cash primarily to fund our net loss of $2,139,135 for the period as well as increases in accrued interest, including to a related party. Cash used during the nine months ended September 30, 2016 was primarily attributable to operational losses during the period.

Net cash flows used in investing activities totaled $222,107 and $177,961 for the first nine months of 2017 and 2016, respectively. Cash used included the purchase of fixed assets in 2017 of $14,305 and cash used in the acquisition of Daily Engage Media of $207,802 and in 2016, $142,925 attributable to the purchase of two websites and $35,036 attributable to the purchase of fixed assets.

Net cash flows provided from financing activities totaled $1,543,279 and $1,258,242 during the nine month periods ending September 30, 2017 and 2016, respectively. During the first nine months of 2017, the Company received $1,460,000 under a series of 6%, 10%, and 12% 5-year convertible notes issued to our Chief Executive Officer. This figure was reduced by the repayments of $53,643 in insurance premium financing notes. During the first nine months of 2016, the Company sold $500,000 in debt and issued $300,000 in 12%, 5-year convertible notes issued to our Chief Executive Officer. This figure was reduced by the repayments of $41,758 in insurance premium financing notes.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer initially concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Subsequent to this initial evaluation, as a result of the restatement of our condensed consolidated financial statements for the three and nine months ended September 30, 2017 contained herein, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that additional material weaknesses in our disclosure controls and procedures exist at September 30, 2017. We also expect to report additional material weaknesses in our internal control over financial report at December 31, 2017 when an assessment is made on that date resulting from the restatement.

We are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added to our accounting and administrative staff allowing improved internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

The restatement of our financial statements, as noted herein, may lead to additional risks and uncertainties, including loss of investor confidence.  The loss of our Chief Financial Officer is diverting our management's time.

As a result of the circumstances giving rise to the restatement of our condensed consolidated financial statements (unaudited) for the three and nine months ended September 30, 2017 as described elsewhere herein, we have become subject to additional costs and risks in connection with or related to the restatement. In addition, the attention of our management team has been diverted by these efforts.  Since the period covered by this report, our former Chief Financial Officer has left our company due to health issues, and we have yet to hire a replacement chief financial officer.  Our accounting staff, while experienced in certain areas of our operations, does not possess the same level of significant accounting experience as our former Chief Financial Officer and have limited SEC experience.  While we are considering our options regarding a replacement of our former Chief Financial Officer our Chief Executive Officer is currently serving as our principal financial and accounting officer which is also diverting his time from other matters related to our company.  If we fail to remediate our continuing material weaknesses in disclosure controls and internal control over financial reporting, it is possible we will be required to restate financial statements in future periods as a result of additional errors.  We could also be subject to regulatory, shareholder or other actions in connection with any restatement. In addition, the restatement and related matters could impair our reputation, adversely impact our ability to raise working capital and could cause our customers, shareholders, vendors, and other third parties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations and financial condition.

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

ITEM 6.

EXHIBITS.

No.	Description
3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation **
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
10.6

Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to Harry G. Pagoulatos (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed on September 25, 2017)

10.7

Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to George G. Rezitis (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K as filed on September 25, 2017)

10.8

Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to Angelos Triantafillou (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K as filed on September 25, 2017)

10.9

Promissory Note in the principal amount of $80,000 dated September 19, 2017 payable to Vinay Belani (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K as filed on September 25, 2017)

10.10

Amendment to Amended and Restated Membership Interest Purchase Agreement dated November 14, 2017 by and among Bright Mountain Media, Inc., Daily Engage Media Group LLC, Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou **

10.11

Amended and Restated Escrow Agreement dated November 14, 2017 by and among Bright Mountain Media, Inc., Harry G. Pagoulatos, George G. Rezitis, Angelos Triantafillou, Vinay Belani and Pearlman Law Group LLP, as escrow agent **

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

———————

*

filed herewith

**

previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

December 22, 2017	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer, principal financial and accounting officer