Form 10-Q/A
period 2017-09-30
Bright Mountain Media, Inc.
filed 2017-12-27
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q of Bright Mountain Media, Inc. for the period ended September 30, 2017 (the “Form 10-Q/A”), originally filed with the Securities and Exchange Commission on December 22, 2017 (the "Amendment No. 1 to the Form 10-Q"), is solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded due to a printer error from our filed Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 2 makes no other changes to the Amendment No. 1 to the Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on December 22, 2017. This Form 10-Q/A (Amendment No. 2) also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.

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

BRIGHT MOUNTAIN MEDIA, INC.

December 26, 2017	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer, principal financial and accounting officer