Form 10-K
period 2017-12-31
Bright Mountain Media, Inc.
filed 2018-04-02
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $6,153,742 on June 30, 2017.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  47,941,364 shares of common stock are issued and outstanding as of March 21, 2018.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

•	our history of losses and our ability to raise additional capital and continue as a going concern;
•	our ability to successfully integrate the Daily Engage Media acquisition and launch the Bright Mountain Media Ad Exchange Network;
•	a failure to successfully transition to primarily advertising based revenue model;
•	the impact of seasonal fluctuations on our revenues;
•	once established, our failure to detect advertising fraud;
•	our dependence on our relationships with Amazon and PayPal;
•	our dependence on a limited number of vendors;
•	our dependence on our relationship with Google AdSense;
•	acquisitions of new businesses and our ability to integrate those businesses into our operations;
•	online security breaches;
•	failure to effectively promote our brand;
•	our ability to protect our content;
•	our ability to protect our intellectual property rights and our proprietary content;
•	the success of our technology development efforts;
•	additional competition resulting from our business expansion strategy;
•	liability related to content which appears on our websites;
•	regulatory risks;
•	dependence on executive officers and certain key employees and consultants;
•	our ability to hire qualified personnel;
•	third party content;
•	possible problems with our network infrastructure;
•	the historic illiquid nature of our common stock;
•	risks associated with securities litigation;
•	material weaknesses in our internal control over financial reporting;
•	the lack of cash dividends on our common stock;
•	provisions of our charter and Florida law which may have anti-takeover effects;
•	control of our company by our management; and
•

the dilutive effect of conversion of our 10% Series A and Series E convertible preferred stock and/or the payment of stock and cash dividends on those shares to our shareholders, including our affiliates.

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

ii

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “our,” “us,” and similar terms refers to Bright Mountain Media, Inc., a Florida corporation, and our subsidiaries.  In addition, "fourth quarter of 2017" refers to the three months ended December 31, 2017, “2017” refers to the year ended December 31, 2017, "fourth quarter of 2016" refers to the three months ended December 31, 2016, “2016” refers to the year ended December 31, 2016 and “2018” refers to the year ending December 31, 2018.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia.com is not part of this report.

iii

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Overview

Historically we have operated as a digital media holding company for online assets primarily targeted to the military and public safety sectors. We are dedicated to providing “those that keep us safe” places to go online where they can do everything from staying current on news and events affecting them, look for jobs, share information, communicate with the public, and purchase products. In addition to our corporate website, we own and/or manage 25 websites which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with products, information and news that we believe may be of interest to them. We also own an ad network, Daily Engage Media, which was acquired in September 2017. We have placed a particular emphasis on providing quality content on our websites to drive traffic increases. Our websites feature timely, proprietary and aggregated content covering current events and a variety of additional subjects targeted to the specific demographics of the individual website. Our business strategy requires us to continue to provide this quality content to our niche markets and to grow our business, operations and revenues both organically and through acquisitions.

While we have had significant losses (a significant part of which was non-cash) since inception, these losses were anticipated and tied to the strategy described herein. We have invested in our infrastructure and acquisitions and placed an emphasis on providing quality content on our websites necessary to drive traffic to our websites. With the acquisition of Daily Engage Media and the recent completion of its RTB (real time bidding) exchange platform, we intend to launch the Bright Mountain Media Ad Exchange Network in the third quarter of 2018. This will advance our transition to a digital media company. We believe that with these actions our business, results of operations and financial condition will be positively impacted.

Acquisition of Daily Engage Media

In September 2017 pursuant to the terms of an Amended and Restated Membership Interest Purchase Agreement, we acquired 100% of the membership interests of Daily Engage Media.  The terms of this transaction are described later in this Memorandum. Launched in 2015, Daily Engage Media is an advertising network company that matches advertisers with publishers.  It offers video, display, mobile and native ads, providing focused promotion for advertisers of products and services while helping websites monetize their visitor traffic.  Its advertising exchange platform is being designed to be a trading desk for publishers and advertisers where they will be able to log-in and choose from various features.  Publishers will be able to select a variety of advertising units for their video, mobile, display and native advertisements and also have the ability to create their own unique advertising formats. Advertisers will be able to choose where their advertisements will be seen using our filters or by connection directly with the publisher through our platform.  Daily Engage Media's revenues for the year ended December 31, 2016 (audited) were $1,647,596 and it reported a net loss of $33,607.

Since inception, Daily Engage Media has grown its business through aggressive sales efforts and branding, including:

•	establishing favorable contract terms with many key advertising demand parties;

•	supply relationships with approximately 200 digital publishers and a pipeline of 700 others;

•	proprietary software to collect and report results for publisher clients;

•	ability and software to quickly and efficiently detect fraudulent traffic; and

•	highly scalable sales and ad operations functions.

Bright Mountain Media Ad Exchange Network

Subject to the availability of sufficient working capital, we expect to complete the development of the ad exchange platform that Daily Engage Media has under development and utilize that technology for the basis of launching our Bright Mountain Media Ad Exchange Network.  Our Bright Mountain Media Ad Exchange Network will be a trading desk for publishers and advertisers where they will be able to login and choose from various features to maximize their earning potential. Publishers will be able to select a variety of ad units for their video, mobile, display and native advertisements and have the ability to create their own unique ad formats. Advertisers will be able to choose where their ads will be seen using our filters or by connection directly with the publisher through our platform.

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

The Bright Mountain Media Ad Exchange Network will be a custom-built platform, which will be user friendly for both the publisher and the advertiser. It will have technology that will allow ads to be served at the highest speeds in the industry and the ability to precisely geo target the area the ads will be shown.

We believe that the acquisition of Daily Engage Media and the development of the ad exchange network has and will have the following benefits:

•	allow us to immediately begin selling advertising to the thousands of other publishers (websites) in our military-public safety demographic;

•	disrupt the digital market for military-public safety audiences and advertisers by being the first vertically integrated publisher/ad network in our demographic; and

•	place us into the position as the only fully integrated digital business that serves the publisher, ad network, ad exchange and e-commerce needs of the military-public safety demographic.

The key components of the Bright Mountain Media Ad Exchange Network are expected to include:

•

the sale of all digital advertising inventory on Bright Mountain Media owned websites directly to brands and advertisers, as well as on ad exchanges which are online marketplaces where digital advertising spaces are bought and sold;

•	the sale of digital advertising inventory from similar web properties not owned by us directly to brands, advertisers and ad exchanges for which we will receive a commission;

•	software that will facilitate the sale of ad inventory as well as software that will deliver the paid-for advertising to all websites within the Bright Mountain Media Ad Exchange Network;

•	the ability to leverage our combined audience size in the Bright Mountain Media Ad Exchange Network to command higher paying advertising across our network of web properties;

•	the eventual expansion to represent websites beyond our initial niche scope to include broader male demographic segments; and

•	expansion of “our heroes” demographic to include all men aged 18 to 50.

Our Strategy

We believe that the combination of our owned websites’ ad inventory with an ever-growing ad inventory from websites which we represent will uniquely position our company as the largest single source for brands and advertisers to reach these desired ‘hero’ audiences.

The Bright Mountain Media Ad Exchange Network, a programmatic and directly sold advertising network, is a key element to our strategy. The Ad Network will allow us to substantially increase the size of our audience within our niche demographic that can be sold to advertisers and brands. Programmatic advertising networks are designed to help marketers and their agencies connect with consumers through digital media at moments when that connection is most likely to be influential and most likely to achieve the advertiser’s objectives. Programmatic buying is the automated purchase of digital advertising inventory through a combination of machine-based transactions, data and algorithms. RTB, a subset of programmatic buying, is the real-time purchase and sale of advertising inventory on an impression-by-impression basis on ad exchanges. Programmatic buying and RTB are emerging and growing trends in the buying and selling of digital advertising inventory. The recognition by advertisers that an increased use of programmatic buying and RTB systems may constitute an effective way to achieve their campaign goals and cost savings, and the recognition by digital media property owners that they may achieve greater returns from an increased use of programmatic buying and RTB systems may prove beneficial to us. Daily Engage Media has just launched an RTB platform.

The Bright Mountain Media Ad Exchange Network is expected to market all the Bright Mountain Media owned advertising inventory together with similar websites in our demographic. We believe this strategy will create scale to attract interest from potential brands and advertisers, advertising networks and advertising exchanges. Simply put, the programmatic nature of this network will allow for:

•	first, selling the advertising inventory in real time at the highest possible price;

•	second, the program will interact with all the publishers in the Bright Mountain Media Ad Exchange Network reporting impressions, ad fill rates, CPMs, click through rates, and estimated revenue; and

•	third, we plan to incorporate into this software a platform where advertisers can directly make purchases on the Bright Mountain Media Ad Exchange Network.

To implement this strategy, subject to the availability of sufficient capital we intend to:

•	accelerate the growth of the Daily Engage Media acquisition;

•	achieve a dominant market share of our ‘heroes’ and young male audience segments in order to be a single source for advertisers and brands to connect them all;

•	add IT, administration, sales support and advertising operation personnel; and

•	acquire additional websites and improve existing websites.

Terms of Daily Engage Media Acquisition

The consideration for the acquisition of Daily Engage Media was as follows:

•

$380,000 paid through the delivery of unsecured, interest free, one year promissory notes (the “Closing Notes”). As set forth later in this report, the total amount of these notes has been reduced by $125,313 for post-closing working capital adjustments;

•	an aggregate of 1,100,233 shares of our common stock valued at $432,987 (the “Consideration Shares”); and

•	the forgiveness of $204,411 in working capital loans we had previously advanced Daily Engage Media.

In addition, at closing we satisfied $123,913 owed by Daily Engage Media to various lenders.

Under the terms of the Amended and Restated Purchase Agreement, upon Daily Engage Media achieving certain revenue and operating income tests as projected by the Daily Engage Media Members, we agreed to issue additional consideration as follows:

•

if Daily Engage Media's revenues are at least $20,228,954, and it has operating income of at least $3,518,623 (the “Year-One Daily Engage Target”) during the first 12 months following the closing date (the “Year-One Earnout Period”) as determined by us in accordance with GAAP, we agreed to pay the seller and the third party collectively an additional $500,000 in cash and issue an additional 1,008,547 shares of our common stock (the “Year-One Earnout Shares”);

•

if Daily Engage Media's revenues are at least $60,385,952, and operating income of at least $11,380,396 (the “Year-Two Daily Engage Target”) during the first 12 months following the Year-One Earnout Period (the “Year-Two Earnout Period”) as determined by us in accordance with GAAP, we agreed to pay the sellers and the third party an additional $500,000 in cash and issue an additional 796,221 shares of our common stock (the “Year-Two Earnout Shares”).  In addition, if the Year-Two Daily Engage Target is met, at the time of payment of the Year-Two Earnout Shares and the year-two earnout cash, the sellers and the third party collectively will also be entitled to receive the Year-One Earnout Shares and the year-one earnout cash to the extent not previously received; and

•

if Daily Engage Media's revenues are at least $96,512,204, and it has operating income of at least $18,524,967 (the “Year-Three Daily Engage Target”) during the 12 months following the Year-Two Earnout Period (the “Year-Three Earnout Period”) as determined by us in accordance with GAAP, we agreed to pay the sellers and the third party an additional $500,000 in cash and issue an additional 723,523 shares of our common stock (the “Year-Three Earnout Shares”). In addition, if the Year-Three Daily Engage Target is met, at the time of payment of the Year-Three Earnout Shares and the year-three earnout cash, the sellers and the third party collectively will also be entitled to receive the Year-One Earnout Shares, the year-one earnout cash, the Year-Two Earnout Shares and the year-two earnout cash, to the extent not previously received.

The Amended and Restated Purchase Agreement contained customary confidentiality and non-compete provisions, and we entered into a separate letter agreement with the third party which contained invention assignment and non-compete provisions.

Our websites and product offerings

Currently, in addition to our corporate website, www.brightmountainmedia.com, we own the following website properties which we have acquired or developed since 2013:

•	Advertisetothemilitary.com	•	Leoaffairs.com
•	BlackHelmetApparel.com	•	Militaryhousingrentals.com
•	Bootcamp4me.com	•	Militarystarter.com
•	Bootcamp4me.org	•	Popularmilitary.com
•	Brightwatches.com	•	Sargeslist.com
•	BrightMountainMedia.com	•	Thebrightnetwork.com
•	Coastguardnews.com	•	Thebright.com
•	Fdcareers.com	•	Thebrightmail.com
•	Thebravestonline.com	•	Usmclife.com
•	Firefightingnews.com	•	Wardocumentaryfilms.com
•	Gopoliceblotter.com	•	Warisboring.com
•	JQPublicblog.com	•	Welcomehomeblog.com

We also partner with four parties on five additional websites, havokjournal.com, Article107News.com, 24HourCampFire.com, and yuuut.com, under revenue sharing arrangements.

BrightWatches.com, BlackHelmet.com and GoPoliceBlotter.com are web-based “stores” where shoppers can purchase a variety of products including watches, clocks, apparel and accessories. We maintain an inventory of watches and clocks. The proprietary Black Helmet Apparel product line of clothing and accessories features designs that are hand drawn, unique and relay the fearless side of firefighting, including:

•	T-shirts	•	jackets
•	sweatshirts	•	drinkware
•	wallets	•	knives
•	hats	•	jewelry, including bracelets, earrings and pendants
•	decals and patches	•	phone accessories
•	sunglasses	•	backpacks

We sell these products through various distribution portals, which include Amazon and eBay, and through direct sales.

In 2017 Black Helmet Apparel performed a market test for subscription sales to its customers for “mystery” boxes.  Based on the success of the market testing, the Company plans to begin offering this subscription to all customers in the second quarter of 2018.  We will be using software that allows us to match our products with our customer’s interests and focus on specific demographic groups that we feel will be most successful to the program.  The fee for the monthly subscription will be approximately $30.  We believe that this price point will allow us to reach a large audience, while maintaining profitable margins. Based on the variety of merchandise mentioned above, we feel our “mystery” boxes will be an attractive product line for our audience however there are no assurances that we will develop any significant revenues from this offering.

Intellectual Property

We currently rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. We also enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of, our software documentation and other proprietary information. We own various service marks and trademarks, which are registered with the United States Patent and Trademark Office including the following:

“THE BRIGHT NETWORK” Design and Service Mark;

“THEBRIGHT.COM” Logo Trade Mark and Service Mark;

“BRIGHT MOUNTAIN” Service Mark; and

“BLACK HELMET” Trademark

In addition to www.brightmountainmedia.com and www.thebright.com, we own multiple domain names that we may or may not operate in the future.

Technology

Our top technical priority is the fast and reliable delivery of pages and ads to our users. Our systems are designed to handle traffic and network growth. We rely on multiple tiers of redundancy/failover and third-party content delivery network to achieve our goal of 24 hours, seven-days-a-week Website uptime. Regular automated backups protect the integrity of our data. Our servers are continuously monitored by numerous third-party and open-source monitoring and alerting tools.

Competition

The internet and industries that operate through it are intensely competitive. We compete with other companies that have significantly greater financial, technical, marketing, and distribution resources. Our competitors include FoxNews.com, Yahoo!, AOL and its subsidiary Huffington Post.  Yahoo!, AOL and Huffington Post were recently acquired by Verizon Communications as it looks for growth in the digital, mobile and video marketplace.

We believe that we can effectively compete in the marketplace for the following reasons:

•	the acquisition of Daily Engage Media will accelerate the development of the Bright Mountain Media Ad Exchange Network;

•	we have limited ourselves to certain niche, but significant and identifiable, markets;

•	we have customized our websites to the interests of our users and provide excellent content and news; and

•	our CEO, W. Kip Speyer, has had extensive entrepreneurial and management experience, including experience with public companies.

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

U.S. and foreign regulations and laws potentially affecting our business are evolving frequently. We currently have not developed our internal compliance program, nor do we have policies in place to monitor compliance. Instead, we rely on the policies of our publishing partners. If we are unable to identify all regulations to which our business is subject and implement effective means of compliance, we could be subject to enforcement actions, lawsuits and penalties, including but not limited to fines and other monetary liability or injunction that could prevent us from operating our business or certain aspects of our business. In addition, compliance with the regulations to which we are subject now or in the future may require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our services. Any such action could have a material adverse effect on our business, results of operations and financial condition.

The FTC adopted “Guides Concerning the Use of Endorsements and Testimonials in Advertising” on October 5, 2009. These guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements. Because some of our marketing campaigns entail the engagement of consumers to refer other consumers in their social networks to view ads or take action, and both we and the consumer may earn cash and other incentives, any failure on our part to comply with these guides may be damaging to our business. We currently do not take any steps to monitor compliance with these guides. In the event of a violation, the FTC could potentially identify a violation of the guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

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

Employees

At March 20, 2018 we had 19 full-time and five part-time employees. We also utilize the services of 22 independent contractors who provide content, operational and related website services.

ITEM 1A.

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

RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES.

We incurred net losses of $2,994,096 and $2,667,051, respectively, for 2017 and 2016. At December 31, 2017 we had an accumulated deficit of $11,818,902. While our revenues increased 90% for 2017 from 2016, our selling, general and administrative expenses, or “SG&A”, increased 19% in 2017 from 2016. Included in this increase in our SG&A in 2017 from 2016 is a 3% increase in non-cash expenses in 2017 from 2016 which was primarily attributable to amortization expense.  We anticipate that our operating expenses will continue to increase, and we may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to significantly increase our revenues and cash flow to a level, which supports profitable operations and provides sufficient funds to pay our obligations.

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $11,818,902 at December 31, 2017. We have been and expect to continue funding our business until, if ever, we generate sufficient cash flow to internally fund our business, with and through sales of our securities. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase, and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level, which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

THERE ARE NO ASSURANCES WE WILL SUCCESSFULLY INTEGRATE THE DAILY ENGAGE MEDIA BUSINESSES INTO OUR BUSINESS, WHICH WOULD ADVERSELY AFFECT THE COMBINED COMPANY’S FUTURE RESULTS.

In September 2017 we closed our acquisition of Daily Engage Media. The success of this acquisition will depend, in large part, on the ability of the combined company to realize anticipated benefits from combining the businesses of the companies.  Our management has limited experience with integrating acquired companies' business and operations.  The failure to successfully integrate and to successfully manage the challenges presented by the integration process may result in the failure to achieve some or all the anticipated benefits of the transactions, which may have a material adverse effect on our operations and financial condition. Potential difficulties that may be encountered in the integration process include the following:

•	the ability of the acquired company to continue to report revenues at historic levels;

•	possible loss by the acquired company of material customers post-closing;

•	using the combined company’s assets efficiently to develop the business of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the acquisition and the operations of the combined company;

•	potential unknown and unforeseen expenses and delays associated with the acquisition;

•	performance shortfalls at one or both companies as a result of the diversion of management’s attention caused by integrating the companies’ operations;

•	necessary changes in the operations and culture of the acquired company post-closing in order to accommodate the changes from a privately-held company to a subsidiary of a public company;

•	significant increases in our operating expenses; and

•	additional business, financial and operating risks we have yet to identify.

There are no assurances that the acquisition will ultimately result in the realization of the anticipated benefits.  If we are unable to realize the perceived benefits from these acquisition, we have in the past and may be required to in the future impair some or all of the goodwill associated with this acquisition which would materially adversely impact our results of operations in future periods.

WE COULD BECOME SUBJECT TO SEASONAL FLUCTUATIONS IN OUR REVENUES IN FUTURE PERIODS ATTRIBUTABLE TO ADVERTISING SALES BY DAILY ENGAGE MEDIA.

Typically advertising technology companies such as Daily Engage Media report a material portion of their revenues during the fourth calendar quarter as a result of holiday related ad spend.  It is anticipated that this seasonality will continue.  Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.

THERE ARE NO ASSURANCES OUR TRANSITION TO AN ADVERTISING NETWORK REVENUE BASED MODEL WILL BE SUCCESSFUL.

During the fourth quarter of 2015, we began to transition our company to a digital media company that will generate most of its revenue from the sales of advertising on its websites thereby reducing our dependence on product sales revenues. While we believe that this natural evolution of our model will permit us to concentrate our efforts on growing our highest profit opportunities through the leverage of our website portfolios and growing internet audience, there are no assurances we will be successful in these efforts. In addition to increasing our dependence on our relationship with Google until such time as we are able to launch the Bright Mountain Media Ad Exchange Network, we will become subject to significant competition from a variety of companies on a global scale with few barriers to entry in our market and many of these competitors have better name recognition and are better capitalized than our company. As a result, we may not be able to keep pace with our competitors’ marketing campaigns, pricing policies, and technological advances. We will also be required to adapt to rapidly changing technologies and industry standards and continually improve the speed, performance, features, ease of use and reliability of our websites. This includes making our products and services compatible and maintaining compatibility with multiple operating systems, desktop and mobile devices, and evolving network infrastructure. If we are unable to effectively adapt to competitive factors and compete effectively in the marketplace, it would have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.

WE DO NOT KNOW HOW LONG IT WILL TAKE US TO ESTABLISH THE BRIGHT MOUNTAIN MEDIA AD EXCHANGE NETWORKOR WHAT THE ULTIMATE COST WILL BE.

A key component of our strategy is the establishment of the Bright Mountain Media Ad Exchange Network, a programmatic advertising network which will both sell digital advertisements on our company owned websites as well as providing third party websites with modest traffic a means by which they may be able to sell their digital advertising inventory at higher rates based upon the highly targeted nature of our demographics. However, as our ability to launch the network is subject to the availability of sufficient working capital, we are unable to predict when the Bright Mountain Media Ad Exchange Network will be established or what the ultimate costs to us will be.

IF WE FAIL TO DETECT ADVERTISING FRAUD OR OTHER ACTIONS THAT IMPACT OUR ADVERTISING CAMPAIGN PERFORMANCE, WE COULD HARM OUR REPUTATION WITH ADVERTISERS OR AGENCIES, WHICH WOULD CAUSE OUR REVENUE AND BUSINESS TO SUFFER.

Once established, the Bright Mountain Media Ad Exchange Network will rely on our ability to deliver successful and effective advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity on websites where we do not own content and rely in part on our customers to control such activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business.

THE ACQUISITION OF NEW BUSINESSES IS COSTLY AND THESE ACQUISITIONS MAY NOT ENHANCE OUR FINANCIAL CONDITION.

A significant element of our growth strategy has been to acquire companies which complement our business. The process to undertake a potential acquisition can be time-consuming and costly. We have and continue to expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash and exposure to undisclosed or potential liabilities of acquired companies. In some instances, we may be required to provide historic audited financial statements for up to two years for acquisition targets in compliance with the rules and regulations of the SEC. The necessity to provide these audited financial statements will increase the costs to us of consummating an acquisition or, if it is determined that the target company cannot obtain the requisite audited financials, we may be unable to pursue an acquisition which might otherwise be accretive to our business. In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these businesses will enhance our future financial condition. To the extent that a business we acquire does not meet the performance criteria used to establish a purchase price, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

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

WE DEPEND ON THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER, OUR VICE PRESIDENT - DIGITAL AND THE MANAGEMENT AT DAILY ENGAGE MEDIA.  THE LOSS OF EITHER OF THEIR SERVICES COULD HARM OUR ABILITY TO OPERATE OUR BUSINESS IN FUTURE PERIODS.

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

At the closing of our acquisition of Daily Engage Media, we entered into employment agreements with two of its principals, Mr. Harry G. Pagoulatos and Mr. George G. Rezitis, to ensure the continuity of operations of this new subsidiary.  Notwithstanding these employment agreements, either employee is free to terminate the agreement without cause upon 90 days’ notice to us.  While we do not expect to lose either of these employee's services in the foreseeable future, if we should lose the services of one or both of these individuals our ability to effectively operate and grow that portion of our business will be in jeopardy until such time as we are able to recruit and engage suitable replacements.

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

We display pay-per-click, banner, cost per acquisition “CPM”, direct, and other forms of advertisements to users that come from third-party ad networks. We do not control the content and functionality of such third-party advertisements and, while we provide guidelines as to what types of advertisements are acceptable, there can be no assurance that such advertisements will not contain content or functionality that is harmful to users. Our inability to monitor and control what types of advertisements get displayed to users could have a material adverse effect on our business, financial condition and results of operations.

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

OUR SYSTEMS MAY FAIL DUE TO NATURAL DISASTERS, TELECOMMUNICATIONS FAILURES AND OTHER EVENTS, ANY OF WHICH WOULD LIMIT USER TRAFFIC.

Our websites are hosted by third party providers. Any disruption of the computing platform at these third party providers could result in a service outage. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failure to meet commitments, and similar events could damage these systems and cause interruptions in the hosting of our websites. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our website and could cause advertisers to terminate any agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.

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

WE ARE SUBJECT TO A NUMBER OF REGULATORY RISKS. ANY FAILURE TO COMPLY WITH THE VARIOUS REGULATIONS COULD ADVERSELY IMPACT OUR BUSINESS.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles, or “GAAP”. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. We identified material weaknesses, which included:

•

segregation of duties was inadequate for certain transaction cycles and processes related to those cycles.  In 2017 management hired two additional accounting staff and has implemented compensating review controls to further mitigate these risks; and

•

adequate monitoring controls was not in place to ensure correct analysis and application of GAAP.  In February 2018 management hired an additional accounting professional with GAAP and SEC experience to mitigate this risk.

While we have implemented a plan to remediate these weaknesses, we cannot assure you that we will be able to remediate these weaknesses, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. Our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock.

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

OUR COMPANY HAS A CONCENTRATION OF STOCK OWNERSHIP AND CONTROL, WHICH MAY HAVE THE EFFECT OF DELAYING, PREVENTING, OR DETERRING A CHANGE OF CONTROL.

Our common stock ownership is highly concentrated. Mr. W. Kip Speyer, our Chief Executive Officer and Chairman of the Board, together with members of our board of directors and a principal shareholder, beneficially owns approximately 71% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, Mr. Speyer and our Board may be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

THE CONVERSION OF OUR OUTSTANDING 10% SERIES A CONVERTIBLE PREFERRED STOCK AND/OR 10% SERIES E CONVERTIBLE PREFERRED STOCK, OR THE PAYMENT OF STOCK DIVIDENDS ON THE SHARES OF 10% SERIES A CONVERTIBLE PREFERRED STOCK SHARES WILL BE DILUTIVE TO OUR COMMON SHAREHOLDERS.

At March 21, 2018 we had 100,000 shares of our 10% Series A convertible preferred stock outstanding and 1,875,000 shares of our 10% Series E convertible preferred stock. These shares are convertible into shares of our common stock on a one for one basis at the option of the holder up to the fifth anniversary of the date of issuance, at which time they are automatically converted into common stock if not previously converted. The conversion of these shares of preferred stock will result in the issuance of an additional 1,975,000 shares of our common stock. In addition, the designations, rights and preferences of the 10% Series A convertible preferred stock provide that a 10% annual dividend is payable in shares of our common stock at a rate of one share of common stock for each 10 shares of preferred stock outstanding. These dividends are payable in January of each year. The issuance of shares of our common stock upon the conversion of the 10% Series A convertible preferred stock and/or as payment of dividends on the shares will be dilutive to our existing shareholders and could adversely impact the market price of our common stock, should a market be developed of which there is no assurance.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.

DESCRIPTION OF PROPERTY.

We lease our corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014 was amended on July 30, 2015 to increase the original approximate 2,014 square feet to approximately 4,450 square feet.  The term of the lease was extended and will terminate on March 14, 2019 at a current base rent of $9,527 per month.

We lease retail space for our product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, Florida 33445 under a long-term, non-cancellable lease agreement, which contains renewal options. The lease, which was entered into on August 25, 2014, is for approximately 2,150 square feet for a term of 36 months in Delray Beach, Florida at a base rent of approximately $2,329 per month. The rent commencement date is October 1, 2014 and was initially set to expire on September 30, 2017. In January 2017, this lease was modified and extended concurrent with the expansion of our retail space in the same location.

In January 2017, we entered into an additional lease and modified and extended our existing lease for our retail site. The new lease agreement provides for an additional 2,720 square feet adjacent to our existing Delray Beach, Florida location commencing February 1, 2017, expiring January 31, 2022. We also prepaid $96,940 in future rents on the facility through the funding of certain leasehold improvements. Simultaneously, we modified our existing lease on the initial space, extending this lease to coincide with the new space, expiring January 31, 2022, at an initial base rental of $1,757 per month, escalating 3% per year thereafter.

In December 2016, we assumed the lease of the Black Helmet Apparel business warehouse facility consisting of approximately 2,667 square feet. The lease was renewed for a three-year term in April 2016 with an initial base rental rate of $1,641 per month.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the OTCQB Tier of the OTC Markets under the symbol "BMTM." Although our common stock has been quoted in the over the counter market since December 27, 2013, the first trade did not occur until May 2014. Our common stock is thinly traded. The reported high and low bid prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2016
First quarter ended March 31, 2016	$0.75	$0.69
Second quarter ended June 30, 2016	$0.85	$0.69
Third quarter ended September 30, 2016	$0.85	$0.85
Fourth quarter ended December 31, 2016	$0.85	$0.85

2017
First quarter ended March 31, 2017	$0.85	$0.80
Second quarter ended June 30, 2017	$0.80	$0.25
Third quarter ended September 30, 2017	$0.55	$0.26
Fourth quarter ended December 31, 2017	$0.65	$0.45

The last sale price of our common stock as reported on the OTCQB on March 20, 2018, the last reported transaction, was $0.55 per share. As of March 21, 2018, there were approximately 75 record owners of our common stock.

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

Recent sales of unregistered securities

In 2018 we issued 10,000 shares of our common stock as a dividend on the outstanding shares of our 10% Series A convertible preferred stock in accordance with the designations, rights and preferences of such preferred stock.  The recipient was an accredited investor and the issuance was exempt from registration under Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

Between January 2018 and March 2018 we sold an aggregate of 1,762,500 units of our securities to 10 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of the act and Rule 506(b) of Regulation D, resulting in gross proceeds to us of $705,000.  Each Unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five year warrant to purchase one share of common stock at an exercise price of $0.65 per share.  Spartan Capital Securities, LLC, a broker-dealer and member of FINRA, served as placement agent for us in this offering.  As compensation for its services, we paid Spartan Capital Securities, LLC cash commissions totaling $70,500 and issued it five year placement agent warrants to purchase an aggregate of 147,000 shares of our common stock at an exercise price of $0.65 per share.  After payment of our offering expenses including legal, accounting, printing and other related expenses, we are using the net proceeds for working capital.

Between January 2018 and March 2018, Mr. W. Kip Speyer, an executive officer and member of our board of directors, an aggregate of 500,000 shares of our 10% Series E convertible preferred stock, resulting in gross proceeds to us of $200,000. We did not pay any commissions or finders fees, and the sales were made to Mr. Speyer, an accredited investor, in transactions exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2017 and 2016 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Bright Mountain Media is a digital media holding company for online assets targeting and servicing the military and public safety markets. Last year, including Daily Engage Media from September 19, 2017, we delivered approximately 1,115,600,000 advertising impressions.  These impressions include both our targeted demographic and the larger general demographic from Daily Engage Media.  Our owned websites are dedicated to providing “those that keep us safe” places to go online where they can do everything from stay current on news and events affecting them, look for jobs, share information, communicate with the public, and purchase products. We own 24 websites and manage five additional websites, for a total of 29 websites, which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with information, news and entertainment across various platforms that has proven to be of interest and engaging to them. Now coupled with our recently acquired wholly owned subsidiary Daily Engage Media, we have evolved to place our emphasis on not only providing quality content on our websites to drive traffic increases, but to increase the advertising revenue we generate from companies and brands looking to reach our audiences. Daily Engage Media is an ad network that connects general use advertisers with approximately 200 digital publications worldwide. Bright Mountain websites feature timely, proprietary and aggregated content covering current events and a variety of additional subjects targeted to the specific primarily young male demographics of the individual website. Our business strategy requires us to continue to provide this quality content to our niche markets as we integrate Daily Engage Media’s experience and expertise in connecting digital readers and advertisers to grow our business, operations and revenues. Presently, we generate revenue from two segments: product sales and advertising. Our focus at this time is to launch a full-scale ad exchange network platform, the Bright Mountain Media Ad Exchange Network. We believe that this new platform will become our core business and will have a significant impact on our future business and operations.

A key component of our growth is our transition to an ad exchange network. Our ad exchange network creates revenue from other publisher’s content in our market in the form of a revenue share based on ad impressions we deliver. For this reason, the managerial focus will be in increasing our total impressions delivered to grow our total advertising revenue. From the fourth quarter in 2016 to the fourth quarter of 2017, we experienced an 2,633% increase in the number of total ad impressions delivered including impressions from Daily Engage Media from September 19, 2017 to December 31, 2017.  Ad impression growth over the past five consecutive quarters is conveyed in the following graph:

Quarterly Ad Impressions
(In MM)
55.4
80.0
135.2
150.1
694.9
Q4 2016
Q1 2017
Q2 2017
Q3 2017
Q4 2017

The Bright Mountain Media Ad Exchange Network will include a real-time bidding Ad Exchange. This new platform is expected to have capabilities including the following:

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

This Bright Mountain Media Ad Exchange Network will be a trading desk for publishers and advertisers where they will be able to login and choose from various features to maximize their earning potential. Publishers will be able to select a variety of ad units for their video, mobile, display and native advertisements and also have the ability to create their own unique ad formats. Advertisers will be able to choose where their ads will be seen using our filters or by connection directly with the publisher through our platform.

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

As a homogeneous group, our user profile should be attractive to local, national and international companies whose advertising budgets are shifting from print media, radio and television to the internet. We believe that the market for the military and public safety providers is fragmented, and that we have an opportunity to become a leading player in the market through growth, consolidation and the Bright Mountain Media Ad Exchange Network which will be specifically targeted to our niche demographics.

Our ability to fully implement this strategy and launch the Bright Mountain Media Ad Exchange Network is dependent upon our ability to raise additional sufficient capital. Historically we have been dependent upon loans and equity purchases from our Chief Executive Officer and, to a lesser extent in prior years from other accredited investors, to provide sufficient funds to meet our working capital needs. During the year ended December 31, 2017 we raised $1,460,000 of working capital through the issuance of convertible notes to our Chief Executive Officer, and an additional $600,000 through the sale of our equity securities, including $550,000 from the shares of our 10% Series E convertible preferred stock to our Chief Executive Officer and a member of our board of directors.  In addition, and as described earlier in this report under Item 5., subsequent to December 31, 2017 our Chief Executive Officer purchased an additional $200,000 in shares of our 10% Series E convertible preferred stock and we raised a total of $705,000 through the sale of our securities in a private placement and expect additional investments will continue throughout the period of the offering.

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

Going Concern

For the year ended December 31, 2017, we reported a net loss of $2,994,096, cash used in operating activities of $1,732,618 and we had an accumulated deficit of $11,818,902 at December 31, 2017. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2017 and 2016 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

	2017	2016	% Change
Product sales	$2,577,331	$1,499,010	71.9%
Revenues from advertising	1,104,017	434,775	153.9%
Total revenues	3,681,348	1,933,785	90.4%
Cost of sales – products	1,899,370	1,123,005	69.1%
Cost of sales - advertising	676,502	108,867	6,125.3%
Total cost of sales	2,575,872	1,231,872	109.1%
Total gross profit	$1,105,476	$799,913	38.2%
Gross profit of product sales as a percentage of product sales	26.3%	25.1%	1.2%
Gross profit of advertising as a percentage of revenues from advertising	38.7%	97.5%	(58.8)%
Selling, general and administrative expenses	3,693,571	3,093,295	19.4%
(Loss) from operations	$(2,588,095)	$(2,293,382)	12.9%

Revenue

Presently, we generate revenue from two segments: product sales and advertising which includes advertising revenue and subscriptions. Revenues related to product sales increased approximately 72% during the year ended December 31, 2017 from the comparable period in 2016.  This increase is attributable to our acquisition of the Black Helmet Apparel business in mid-December 2016. Sales by our Black Helmet Apparel business totaled $1,141,481 during the year ended December 31, 2017, with the remaining product sales in 2017 attributable to sales of clocks and watches and other apparel of $1,435,850. Historically, our product sales were related to sales of clocks and watches, and we expanded this revenue source through our acquisition of Black Helmet Apparel’s assets in December 2016.  2017 is the first full year of operations by us of the Black Helmet Apparel assets.  Our sales of clocks and watches increased 4% to $1,387,941 in 2017 as compared to 2016.  As described earlier in this report, during the second quarter of 2018 we expect to launch our “mystery” box subscription sales model and concentrate our focus in our clock and watch product sales on a limited number of items in an effort to reduce our inventory and carrying costs of those products, which are not a continuing focus of this segment of our business.

Advertising revenues increased approximately 154%in 2017 over 2016 which is attributable to Daily Engage Media sales of $716,082 for the period of September 19, 2017 through December 31, 2017 following the acquisition in mid-September 2017. With our operational focus on this segment of our business, subject to the availability of sufficient working capital we expect that Daily Engage Media’s revenues will increase in 2018.

Cost of Sales

The increase in our costs of sales in 2017 from 2016 is attributable to increases in both our reportable segments.  Costs of sales as a percentage of product sales increased 1.2% from period to period as a result of the variance in the gross profit margin in the Black Helmet Apparel product line.  Historically, we recognized a very low cost of sales for our advertising segment. Cost of sales as a percentage of advertising sales increased substantially in 2017 as compared to 2016 which is directly attributable to our acquisition of Daily Engage Media in the third quarter of 2017.  Following this transaction, we now incur costs of sales associated with this segment which includes revenue share payments to media providers and website publishers.  As we have limited operating history associated with Daily Engage Media, we are unable to predict gross margin trends in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately 19% for 2017 compared to 2016. Our selling, general and administrative expenses were 100% of our total revenues for 2017 as compared to 160% for 2016.

A significant portion of our selling, general and administrative expenses between periods was attributable to non-cash expenses recognized during 2017 and 2016, including primarily amortization expense attributable to intangible assets acquired and amortization of debt discounts of $519,864 and $573,190, respectively. In addition, stock options compensation expense totaled $108,090 and $147,472 for 2017 and 2016, respectively, and non-cash impairment expense of $70,404 and $95,773, respectively. During 2017 our payroll costs increased due to the staffing requirements related to the acquisition of Black Helmet Apparel and Daily Engage Media. Advertising and marketing expenses increased significantly year over year which is attributable to our acquisition of Black Helmet Apparel business during the fourth quarter 2016. For 2017 and 2016, advertising, marketing and promotion expense was $307,621 and $35,387, respectively. The business model for Black Helmet Apparel relies heavily on advertising and on-line promotion to drive product sales.

Selling, general and administrative expenses are expected to continue to increase in a controlled manor as we execute our planned growth strategy of increasing website visits both organically and through targeted acquisitions and providing the needed administrative support for the increased level of activities. During the third and fourth quarters of 2017 staff was added to the accounting department to improve controls over its accounting and reporting processes.

Total other income (expense)

Total other income (expense) primarily reflects interest expense associated with our borrowings under a non-convertible and several convertible notes. Our Chief Executive Officer loaned us an additional $1,460,000 during 2017 under a series of 6% to 12% convertible notes bringing the total notes payable to him at December 31, 2017 to $1,198,893 net of the related note discount. Interest under these notes totaled $323,112, inclusive of $168,613 in amortization of the related debt discount for 2017. In addition, we recorded interest of $51,389 during 2017 on a $500,000 note payable issued in November 2016. This note was amended in September 2017 to reduce the interest rate from 25% to 10% and extend the maturity date to December 31, 2017, and was further amended in March 2018, effective December 31, 2017, to extend the maturity date to April 30, 2018.

Quarterly results of operating data

The following table sets forth our unaudited quarterly statements of operations data for three months ended December 31, 2017 and 2016. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended December 31,
	2017	2016
Revenues	$1,637,929	$644,463
Cost of revenue	1,435,376	396,134
Gross profit	202,553	248,329
Selling, general and administrative expenses	947,334	887,440
Loss from operations	(744,782)	(639,111)
Net (loss)	$(854,961)	$(677,786)
Net loss per share, basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding, basic and diluted	46,168,864	44,728,622

Selling, general and administrative expenses for the fourth quarter of 2017 increased by $59,894 over the same period in 2016. This increase is related to additional costs from recent acquisitions and the additional personnel it will take to make these businesses successful.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2017, we had a balance of cash and cash equivalents of $140,022 and a working capital deficit of $399,610 as compared to cash and cash equivalents of $162,795 and working capital of $355,344 at December 31, 2016. Our current assets increased 12.5% at December 31, 2017 from December 31, 2016 which reflects the substantial increase in accounts receivable from our acquisition of Daily Engage Media in September 2017, offset with a large decrease in watch and apparel inventory. Our current liabilities increased 77.8% at December 31, 2017 from December 31, 2016 which primarily reflects a large increase in accounts payable related to the acquisition of Daily Engage Media as well as an increase in notes payable due to a non-related third party. In 2017, following the acquisition of Daily Engage Media, the $380,000 principal amount notes payable to the sellers were subsequently been reduced by $125,313 to reflect post-closing working capital adjustments.  During 2017 and 2016 our average monthly negative cash flow was approximately $150,000. As we continue our efforts to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In the first quarter of 2018 we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2017. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at December 31, 2017.

During 2017 we raised $1,460,000 through the issuance of convertible promissory notes to Mr. Speyer, our Chief Executive Officer, and raised an additional $600,000 through sales of equity securities, including $550,000 through the sale of shares of our 10% Series E convertible preferred stock to Mr. Speyer and another member of our board of directors and $50,000 through the sale of shares of our common stock to a third party.  Subsequent to December 31, 2017 we have raised an additional $705,000 in gross proceeds in a private placement of our securities and $200,000 through additional sales of shares of our Series E 10% convertible preferred stock to Mr. Speyer.  We do not have any external sources of liquidity. In addition to the amounts owed Mr. Speyer under the convertible promissory notes which mature between September 2021 and August 2022, in November 2016 we borrowed $500,000 from an unrelated third party under an unsecured promissory note which initially matured in November 2017. On September 30,2017, the note was amended, extending the maturity to December 31,2017 and reducing the interest rate from 25% to 10%. In addition, the note holder reduced the accrued interest due under the note from approximately $106,000 to $50,000 at September 20,2017. On March 20, 2018, effective as of December 31, 2017, the maturity date of the note was further extended to April 30, 2018. Presently, we do not have sufficient funds to satisfy this unsecured obligation when it becomes due, however, we expect to be able to extend the maturity date of the note.

Our operations do not provide sufficient cash to pay our cash operating expenses. If we are unable to increase our revenues to a level which provides sufficient funds to pay our operating expenses without relying upon loans and equity purchases from related parties, as well as to pay our obligations as they become due, our ability to continue to as a going concern are in jeopardy.

Cash flows

Net cash flows used in operating activities totaled $1,732,618 and $1,860,515 for 2017 and 2016, respectively. During 2017, we used cash primarily to fund our net loss of $2,994,096 for the period as well as increases in accounts receivable, accounts payable and accrued interest, including to a related party. Cash used during 2016 was used primarily to fund our net loss of $2,667,051during the period.

Net cash flows used in investing activities totaled $224,429 and $669,114 for 2017 and 2016, respectively. Cash used included the purchase of fixed assets in 2017 of $16,628 and cash used in the acquisition of Daily Engage Media, net of $207,801.  Net cash used in investing activities in 2016 included $607,463, net, attributable to acquisitions and $61,651 attributable to the purchase of fixed assets.

Net cash flows provided from financing activities totaled $1,934,274 and $2,276,237 during 2017 and 2016, respectively. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations and the payable of cash dividends on our 10% Series E convertible preferred stock to related parties.

Non-GAAP Measures

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

Our adjusted EBITDA is defined as operating income/loss excluding:

•	non-cash stock option compensation expense;

•	depreciation;

•	acquisition-related items consisting of amortization expense and impairment expense;

•	interest; and

•	amortization on debt discount.

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

The following is an unaudited reconciliation of net (loss) to adjusted EBITDA for the periods presented:

	For the Year Ended December 31,
	2017	2016
Net Loss	$(2,994,096)	$(2,667,051)
plus:
Stock compensation expense	108,090	147,472
Depreciation expense	26,129	13,955
Amortization expense	327,529	252,134
Amortization on debt discount	192,335	321,056
Impairment expense	70,404	95,773
Interest expense related to unamortized debt discount recognized upon note conversions	0	52,682
Adjusted EBITDA:	$(2,269,609)	$(1,783,979)

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of material weaknesses. This identified material weaknesses, which include:

•

segregation of duties was inadequate for certain transaction cycles and processes related to those cycles.  In 2017 management hired two additional accounting staff and has implemented compensating review controls to further mitigate these risks; and

•

adequate monitoring controls was not in place to ensure correct analysis and application of GAAP.  In February 2018 management hired an additional accounting professional with GAAP and SEC experience to mitigate this risk.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Name	Age	Positions
W. Kip Speyer	69	Chief Executive Officer, President and Chairman of the Board, principal financial and accounting officer
Todd F. Speyer	36	Vice President, Digital; Director
Richard Rogers	61	Director
Todd Davenport	67	Director
Charles H. Lichtman	62	Director
Charles B. Pearlman	72	Director

W. Kip Speyer has been our CEO, President and Chairman of the Board since May 2010 and has been serving as our principal financial and accounting officer on an interim basis. From 2005 to 2009 Mr. Speyer served as a director, the president and chief executive officer of Speyer Door and Window, LLC, which was sold to Haddon Windows, LLC (SecuraSeal, LLC, AccuWeld Corporation) in December 2009. From October 2002 to May 2005 Mr. Speyer had been a private investor. Mr. Speyer was president and chief executive officer of Intelligent Systems Software, Inc. from October 2000 through June 2002, whereby Mr. Speyer became chief executive officer of ICAD, Inc. (ICAD: NASDAQ) which was a combination of ISSI and Howtek, Inc. (HOWT:NASDAQ). Mr. Speyer was the president and chief executive officer of Galileo Corporation (GAEO: NASDAQ) from 1998 to 1999. Galileo Corporation changed its name to NetOptix (OPTX: NASDAQ) and was merged with Corning Corporation (GLW: NYSE) in a stock purchase in May 2000. From 1996 to 1998 Mr. Speyer was the president of Leisegang Medical Group, three medical device companies owned by Galileo Corporation. Prior to joining Galileo Corporation, Mr. Speyer founded Leisegang Medical, Inc. and served as its president and chief executive officer from 1986 to 1996. Leisegang Medical, Inc. was a company specializing in medical devices for women’s health. Mr. Speyer is a graduate of Northeastern University, Boston, Massachusetts, where he earned a Bachelor of Science Degree in Business Administration in 1972. Mr. W. Kip Speyer is active in many local charities and is the father of Mr. Todd F. Speyer, our Vice President, Digital and a director. Mr. Speyer’s experience as the Chief Executive Officer and/or Chairman of the Board of Directors of other public companies were factors considered by our board of directors in concluding that he should be serving as a director of our company.

Todd F. Speyer has been a member of the board of directors and an employee of our company since January 2011, currently serving as our Vice President, Digital. Mr. Speyer is responsible for the content and operations of our owned websites. For the previous five and one half years, he has been responsible for the integration of all website organic growth and acquisitions, including content, design and visitor traffic. Previously, Mr. Speyer was our Director of Business Development, helping locate acquisitions and shaping the website portfolio. Mr. Speyer graduated from Florida State University in 2004 with a Bachelor of Arts Degree in English Literature. Mr. Todd F. Speyer is the son of Mr. W. Kip Speyer, our CEO, President and Chairman. Mr. Speyer’s website development experience as well as his marketing experience were factors considered by our board of directors in concluding that he should be serving as a director of our company.

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

Charles B. Pearlman is a partner with Pearlman Law Group LLP. He has practiced law for more than 45 years and has extensive experience in the areas of corporate and securities law including mergers and acquisitions, public and private capital raising transactions, mergers and acquisitions, and venture capital.  Mr. Pearlman has represented both corporate clients and investment banking firms. While attending law school, Mr. Pearlman worked for the New York Stock Exchange and a NYSE member firm. Upon graduation, he served as a trial attorney and ultimately Chief Attorney with the United States Securities and Exchange Commission. As part of his practice, Mr. Pearlman also represents corporations and individuals who are the subject of an investigation by the Securities and Exchange Commission, FINRA and state securities departments.  Mr. Pearlman received his Juris Doctor from Brooklyn Law School in New York and a Bachelor of Science from the University of Pennsylvania.  Mr. Pearlman is admitted to practice in Florida and New York and his professional affiliations include The Florida Bar, the Broward County Bar Association, and the American Bar Association.  Pearlman Law Group LLP has acted as corporate/securities counsel for us.

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

Key Employees

While not executive officers or directors of our company, the following individuals are expected to make significant contributions to us.

Harry G. Pagoulatos.  Mr. Pagoulatos, 44, has served as the Chief Operating Officer of Daily Engage Media since September 2017. He is the founder of Daily Engage Media and served as its chief financial officer from 2015 until our acquisition of the company in September 2017. From August 2010 until November 2015 he was the owner of Encore Ticket Store, an Internet sales company. Mr. Pagoulatos received a B.S. in Chemical Engineering from the New Jersey Institute of Technology.

George G. Rezitis.  Mr. Rezitis, 39, has served as Chief Technology Officer of Daily Engage Media since September 2017. He served as chief operating officer of Daily Engage Media from January 2016 until our acquisition of the company in September 2017. From January 2010 until October 2015 he was self-employed in affiliate marketing.

Leadership structure, independence of directors and risk oversight

Mr. W. Kip Speyer serves as both our Chief Executive Officer and Chairman of our board of directors. Messrs. Rogers, Davenport and Lichtman are considered independent directors within the meaning of Rule 5605 of the NASDAQ Marketplace Rules, but none are considered a “lead” independent director.

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

The Audit Committee is composed of three directors, each of whom has been determined by the board of directors to be independent within the meaning of Rule 5605 of the NASDAQ Marketplace Rules. None of the members of the Audit Committee are qualified as an “audit committee financial expert” as defined by the SEC.

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

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct which applies to our board of directors, our executive officers and our employees. The Code of Ethics and Conduct outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•	conflicts of interest;

•	corporate opportunities;

•	public disclosure reporting;

•	confidentiality;

•	protection of company assets;

•	health and safety;

•	conflicts of interest; and

•	compliance with applicable laws.

A copy of our Code of Ethics and Conduct is available without charge, to any person desiring a copy, by written request to us at our principal offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487.

Director compensation

 During 2017 members of our board of directors did not receive compensation for services as directors.  In December 2017 our board of directors adopted a compensation policy for our independent directors for 2018. Under the terms of the 2018 director compensation policy, independent directors will receive $500 in cash for each board meeting attended and members of any committee of the board receive an additional $250 per committee meeting attended.  Our non-independent directors are not compensated for their services.

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2017. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Richard Rogers	—	—	—	—	—	—	—
Todd Davenport	—	—	—	—	—	—	—
Charles Lichtman	—	—	—	—	—	—	—
Dr. Randolph Pohlman (1)	—	—	—	—	—	—	—

———————

(1)

Dr. Pohlman served as a member of our board of directors until June 2017.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2017, except Mr. Kip Speyer who failed to timely file four Form 4 reporting four acquisitions.  These reports have been subsequently filed.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity;

•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2017; and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The amounts included in the “Stock Awards” column represent the aggregate grant date fair value of the shares of our common stock, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the stock awards are included in Note 12 of the notes to our consolidated financial statements appear later in this report.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

W. Kip Speyer,	2017	165,000	—	1,200	—	—	—	—	166,200
Chief Executive Officer	2016	116,250	—	—	—	—	—	—	116,250

Employment agreement with W. Kip Speyer

We have entered into an Executive Employment Agreement with W. Kip Speyer, our Chief Executive Officer, with an effective date of June 1, 2014. Under the terms of this agreement, he is serving as Chairman of the Board, Chief Executive Officer and President of our company. On April 1, 2017, we entered into an amendment to his employment agreement which extended the term for an additional three years, set his base compensation at $165,000 per annum and provided the ability to earn a performance bonus beginning for 2017 based upon annual revenues above $3,000,000 per year and the certain earnings before interest, taxes and depreciation, or “EBITDA,” goals as follows: (i) for annual revenues of $3,000,000 to $3,500,000, a bonus of 25% of his then base salary; (ii) for annual revenues of $3,500,001 to $4,000,000 and a minimum EBITDA of $100,000, a bonus of 40% of his then base salary; (iii) for annual revenues of $4,000,0001 to $4,500,000 and a minimum EBITDA of $150,000, a bonus of 65% of his then base salary; and (iv) for annual revenues of $4,500,001 or greater and a minimum EBITDA of $175,000, a bonus of 80% of this then base salary.

The agreement with Mr. Speyer will terminate upon his death or disability. In the event of a termination upon his death, we are obligated to pay his beneficiary or estate an amount equal to one year base salary plus any earned bonus at the time of his death. In the event the agreement is terminated as a result of his disability, as defined in the agreement, he is entitled to continue to receive his base salary for a period of one year. We are also entitled to terminate the agreement either with or without case, and he is entitled to voluntarily terminate the agreement upon one year’s notice to us. In the event of a termination by us for cause, as defined in the agreement, or voluntarily by Mr. Speyer, we are obligated to pay him the base salary through the date of termination. In the event we terminate the agreement without cause, we are obligated to give him one years’ notice of our intent to terminate and, at the end of the one-year period, pay an amount equal to two times his annual base salary together with any bonuses which may have been earned as of the date of termination. A constructive termination of the agreement will also occur if we materially breach any term of the agreement or if a successor to our company fails to assume our obligations under Mr. Speyer’s employment agreement. In that event, he will be entitled to the same compensation as if we terminated the agreement without cause.  The employment agreement contains customary non-compete and confidentiality provisions. We have also agreed to indemnify Mr. Speyer pursuant to the provisions of our amended and restated articles of incorporation and amended and restated by-laws.

Daily Engage Media Management Employment Agreements

In connection with our acquisition of Daily Engage Media we entered into three year employment agreements with Messrs. Pagoulatos and Rezitis.  The terms of the employment agreements are identical except for the amount of base salary each individual will receive.  We agreed to pay Mr. Pagoulatos an annual base salary of $60,000 during the first year of the term of his employment agreement, which increases to $75,000 annually for the remainder of the term.  We agreed to pay Mr. Rezitis an annual base salary of $70,000 during the first year of the term of his employment agreement, which increases to $75,000 annually for the remainder of the term.  Both employees are entitled to receive a discretionary bonus as may be awarded by our board of directors in their sole discretion, as well as participation in executive benefit programs we may offer, paid vacation and reimbursement for business expenses.

The employment agreements contain customary confidentiality, non-compete and indemnification provisions.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2017, together with unexercised stock options, stock that has not vested and equity incentive plan awards for each of our other executive officers outstanding as of December 31, 2017:

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 21, 2018, we had 47,941,364 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of that date by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

W. Kip Speyer (1)	28,580,585	52.9%
Todd F. Speyer (2)	771,500	1.6%
Richard Rogers (3)	624,000	1.3%
Todd Davenport (4	102,500	≤1%
Charles H. Lichtman (5)	1,306,537	2.7%
Charles B. Pearlman (6)	160,100	≤1%
All directors and executive officers as a group (six persons) (1)(2)(3)(4)(5)(6)	31,545,222	57.8%
Andrew A. Handwerker (7)	9,306,388	19.3%

———————

(1)

The number of shares of common stock beneficially owned by Mr. Speyer includes 4,300,000 shares underlying convertible promissory notes and 1,750,000 shares issuable upon the conversion of shares of our 10% Series E convertible preferred stock.

(2)	The number of shares of common stock beneficially owned by Mr. Speyer includes 230,000 shares underlying vested stock options.

(3)

The number of shares of common stock beneficially owned by Mr. Rogers includes 125,000 shares issuable upon the conversion of shares of our 10% Series E convertible preferred stock and 75,000 shares underlying vested stock options.

(4)	The number of shares of common stock beneficially owned by Mr. Davenport includes 66,500 shares underlying vested stock options.

(5)	The number of shares beneficially owned by Mr. Lichtman includes 60,500 shares underlying vested stock options.

(6)	The number of shares beneficially owned by Mr. Pearlman includes 100,000 shares held of record by an entity over which Mr. Pearlman has voting and dispositive control.

(7)	The number of shares beneficially owned by Mr. Handwerker includes:

• 4,982,000 shares held jointly with his wife;
• 4,078,388 shares held individually; and
• 250,000 shares of common stock underlying warrants.

Mr. Handwerker’s address is 4399 Pine Tree Drive, Boynton Beach, FL 33436.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:
2011 Stock Option Plan	873,000	$0.20	27,000
2013 Stock Option Plan	775,000	$0.51	125,000
2015 Stock Option Plan	625,000	$0.80	375,000
Plans not approved by shareholders:	—	n/a	n/a

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, we were not a party to any related party transactions during the last two years or the subsequent interim period, other than the issuance of convertible notes to Mr. Speyer, our Chief Executive Officer, and purchase of our securities by him, members of our board of directors and a principal shareholder as described in the notes to our consolidated financial statements appearing elsewhere in this report, which such purchases were on the same terms and conditions as made available to unaffiliated third parties in the various private offerings. Included in those purchases in 2017 were shares of our 10% Series E convertible preferred stock by Mr. Kip Speyer and another member of our board of directors. In accordance with the designations, rights and preferences of such shares, we paid related parties cash dividends of $11,303 during 2017. In addition, we paid Mr. Speyer cash interest on the convertible notes of $160,000 during 2017. Subsequent to the end of 2017, Charles B. Pearlman, Esq. was appointed to our board of directors to fill a vacancy. Mr. Pearlman’s law firm has served as corporate/securities counsel for our company since inception Mr. Pearlman’s firm billed us $108,333 and $98,406 in legal fees in 2017 and 2016, respectively.

Director independence

Messrs. Rogers, Davenport and Lichtman are considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by for 2017 and 2016.

	2017	2016

Audit Fees	$86,900	$50,163
Audit-Related Fees	25,396	51,120
Tax Fees	1,000	1,000
All Other Fees	—	—
Total	$113,296	$102,283

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial statements.

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated balance sheets at December 31, 2017 and 2016;

•	Consolidated statement of operations for the years ended December 31, 2017 and 2016;

•	Consolidated statements of change in shareholders’ equity for the years ended December 31, 2017 and 2016;

•	Consolidated statements of cash flows for the years ended December 31, 2017 and 2016; and

•	Notes to consolidated financial statements.

(b)	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.3 to the registration statement on Form 10, SEC File No. 000-54887).
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.3 to the Current Report on Form 8-K filed on July 9, 2013).
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.4 to the Current Report on Form 8-K filed on November 26, 2013).
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.4 to the Current Report on Form 8-K filed on December 30, 2013).
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.5 to the Annual Report on Form 10-K for the year ended December 31, 2013).
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.6 to the Current Report on Form 8-K filed on July 28, 2014).
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.5 to the Annual Report on Form 10-K/A for the year ended December 31, 2014).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit No. 3.2 to the registration statement on Form 10, SEC File No. 000-54887)
3.9	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit No. 3.7 to the Current Report on Form 8-K filed December 4, 2015).
3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.10 to the Quarterly Report on Form 10-Q for the period ended September 30, 2017).
4.1	Form of Unit warrants *
4.2	Form of Placement Agent Warrants *
10.1	2011 Stock Option Plan (incorporated by reference to Exhibit No. 10.1 to the registration statement on Form 10, SEC File No. 000-54887).
10.2	Lease Agreement dated December 9, 2010 for principal executive offices (incorporated by reference to Exhibit 10.2 to the registration statement on Form 10, SEC File No. 000-54887).
10.3	Agreement with Google AdSense (Incorporated by reference to Exhibit No. 10.7 to the registration statement on Form 10, SEC File No. 000-54887).
10.4	Agreement with News Distribution Network, Inc. (incorporated by reference to Exhibit 10.8 to the registration statement on Form 10, SEC File No. 000-54887).
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

10.9

Website Purchase Agreement effective March 2, 2014 by and between Bright Mountain , LLC and FD Careers Incorporated (incorporated by reference to Exhibit No. 10.20 to the Quarterly Report on Form 10-Q for the period ended March 31, 2014).

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

10.30

Services Agreement dated December 16, 2016 effective December 15, 2016 by and between Bright Mountain, LLC and James Love (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K filed December 21, 2016).

10.31

Membership Interest Purchase Agreement dated March 3, 2017, by and between Bright Mountain Media, Inc., Daily Engage Media Group LLC, Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K filed March 9, 2017).

10.32

First Amendment to Executive Employment Agreement dated April 1, 2017 by and between Bright Mountain Media, Inc. and W. Kip Speyer (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K filed April 6, 2017).

10.33

Amended and Restated Membership Interest Purchase Agreement dated September 19, 2017 by and among Bright Mountain Media, Inc., Daily Engage Media Group LLC and Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 25, 2017).

10.34	Letter agreement dated September 19, 2017 with Vinay Belani (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 25, 2017).
10.35

Escrow Agreement dated September 19, 2017 by and among Bright Mountain Media, Inc., Harry G. Pagoulatos, George G. Rezitis, Angelos Triantafillou, Vinay Belani and Pearlman Law Group LLP, as escrow agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 25, 2017).

10.36	Employment Agreement by and between Bright Mountain Media, Inc. and Harry G. Pagoulatos (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed September 25, 2017).
10.37	Employment Agreement by and between Bright Mountain Media, Inc. and George G. Rezitis (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed September 25, 2017).
10.38

Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to Harry G. Pagoulatos (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed September 25, 2017).

10.39

Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to George G. Rezitis (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed September 25, 2017).

10.40

Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to Angelos Triantafillou (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed September 25, 2017).

10.41

Promissory Note in the principal amount of $80,000 dated September 19, 2017 payable to Vinay Belani (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed September 25, 2017).

10.42

Amendment to Amended and Restated Membership Interest Purchase Agreement dated November 14, 2017 by and among Bright Mountain Media, Inc., Daily Engage Media Group LLC, Harry g. Pagoulatos, George G. Rezitis and Angelos Triantafillou (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the period ended September 30, 2017).

10.43

Amended and Restated Escrow Agreement dated November 14, 2017 by and among Bright Mountain Media, Inc., Harry G. Pagoulatos, George G. Rezitis, Angelos Triantafillou, Vinay Belani and Pearlman Law Group LLP, as escrow agent (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the period ended September 30, 2017).

10.44	Amendment to New Promissory Note *
14.1	Code Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2013).
21.1	Subsidiaries of the registrant (incorporated by reference to the registration statement on Form S-1, SEC File No. 333-213,347, filed August 26, 2016)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*

101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Mountain Media, Inc.

April 2, 2018	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints W. Kip Speyer his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including amendments) to this Annual Report on Form 10-K for the year ended December 31, 2017, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ W. Kip Speyer W. Kip Speyer	Chairman of the Board of Directors, Chief Executive Officer, President, principal executive officer, principal financial and accounting officer	April 2, 2018

/s/ Todd F. Speyer Todd F. Speyer	Vice President, Digital Media, director	April 2, 2018

/s/ Richard Rogers Richard Rogers	Director	April 2, 2018

/s/ Todd F. Davenport Todd F. Davenport	Director	April 2, 2018

Charles H. Lichtman	Director

/s/ Charles B. Pearlman Charles B. Pearlman	Director	April 2, 2018

The foregoing represents the majority of the board of directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Bright Mountain Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Mountain Media, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes.  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company sustained a net loss of $2,994,096 and used cash in operating activities of $1,732,618 for the year ended December 31, 2017. The Company had an accumulated deficit of $11,818,902 at December 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2013

Boynton Beach, Florida

April 2, 2018

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS
Current Assets
Cash	$140,022	$162,795
Accounts Receivable, net	879,770	157,013
Prepaid Expenses and Other Current Assets	145,732	132,950
Inventories, net	611,468	1,127,072
Total Current Assets	1,776,992	1,579,830
Fixed Assets, net	89,500	99,001
Website Acquisition Assets, net	1,061,191	967,114
Goodwill	446,426	—
Tradenames	300,000	150,000
Other Assets	44,608	184,400
Total Assets	$3,718,717	$2,980,345

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,240,161	$654,140
Accrued expenses	90,000	11,111
Accrued Interest to Related Party	—	5,592
Premium Finance Loan Payable	63,133	53,643
Deferred Rent	18,886	—
Deferred Revenues	9,735	—
Note Payable	754,687	500,000
Total Current Liabilities	2,176,602	1,224,486

Long Term Debt to Related Parties, net	1,198,893	185,905
Total Liabilities	3,375,495	1,410,391

Commitments and contingencies (Note 11)

Shareholders' equity
Preferred stock, par value $0.01, 20,000,000 shares authorized, 1,475,000 and 100,000 issued and outstanding respectively:
Series A, 2,000,000 shares designated, 100,000 and 100,000 shares issued and outstanding	1,000	1,000
Series B, 1,000,000 shares designated, 0 and 0 shares issued and outstanding	—	—
Series C, 2,000,000 shares designated, 0 and 0 shares issued and outstanding	—	—
Series D, 2,000,000 shares designated, 0 and 0 shares issued and outstanding	—	—
Series E, 2,500,000 shares designated, 1,375,000 and 0 shares issued and outstanding	13,750	—
Common stock, par value $.01, 324,000,000 shares authorized, 46,168,864 and 44,901,531 issued and outstanding, respectively	461,689	449,016
Additional paid-in-capital	11,685,685	9,944,744
Accumulated Deficit	(11,818,902)	(8,824,806)
Total shareholders’ equity	343,222	1,569,954
Total liabilities and shareholders’ equity	$3,718,717	$2,980,345

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016
Product Sales	$2,577,331	$1,499,010
Revenues from Advertising	1,104,017	434,775
Total Revenue	3,681,348	1,933,785

Cost of sales – Product	1,899,370	1,123,005
Cost of Revenues - Advertising	676,502	10,867
Gross profit	1,105,476	799,913

Selling, general and administrative expenses	3,693,571	3,093,295

Loss from operations	(2,588,095)	(2,293,382)

Other income (expense)
Interest income	701	69
Interest expense	(83,590)	(11,111)
Interest expense – related party	(323,112)	(362,627)
Total other income (expense), net	(406,001)	(373,669)
Net Loss	(2,994,096)	(2,667,051)

Preferred stock dividends
Series A, Series B, Series C, Series D and Series E preferred	17,645	280,682
Total preferred stock dividends	17,645	280,682
Net loss attributable to common shareholders	$(3,011,741)	$(2,947,733)

Basic and diluted net loss per share	$(0.07)	$(0.07)

Weighted average shares outstanding - Basic and diluted	45,290,360	39,867,371

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2017 and 2016

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2015	5,200,000	$52,000	35,885,059	$358,850	$7,568,048	$(6,157,755)	$1,821,143
Common stock issued for services ($0.695/share)	—	—	71,000	710	48,460	—	49,170
Common stock issued for services ($0.750/share)	—	—	3,600	36	2,664	—	2,700
Common stock issued for services ($0.850/share)	—	—	25,200	252	21,168	—	21,420
Sale of common stock for cash ($0.50/share) pursuant to subscription agreement	—	—	1,600,000	16,000	784,000	—	800,000
Common stock issued on conversion of $600,000 in related party notes payable and $3,600 related interest	—	—	1,207,200	12,072	591,528	—	603,600
Common stock issued on conversion of Series A preferred stock	(1,800,000)	(18,000)	1,800,000	18,000	—	—	—
Common stock issued on conversion of Series B preferred stock	(1,000,000)	(10,000)	1,000,000	10,000	—	—	—
Common stock issued on conversion of Series C preferred stock	(1,800,000)	(18,000)	1,800,000	18,000	—	—	—
Common stock issued on conversion of Series D preferred stock	(500,000)	(5,000)	500,000	5,000	—	—	—
Common stock issued for 10% dividend payment pursuant to Series A preferred stock subscription agreements	—	—	290,374	2,904	(2,904)	—	—
Common stock issued for 10% dividend payment pursuant to Series B preferred stock subscription agreements	—	—	160,375	1,604	(1,604)	—	—
Common stock issued for 10% dividend payment pursuant to Series C preferred stock subscription agreements	—	—	288,673	2,887	(2,887)	—	—
Common stock issued for 10% dividend payment pursuant to Series D preferred stock subscription agreements	—	—	70,050	701	(701)	—	—
Stock option compensation expense	—	—			147,472	—	147,472
Beneficial conversion	—	—			621,500	—	621,500
Common stock issued for asset acquisition	—	—	200,000	2,000	168,000	—	170,000
Net loss for the year ended December 31 2016	—	—	—	—	—	(2,667,051)	(2,667,051)
Balance – December 31, 2016	100,000	$1,000	44,901,531	$449,016	$9,944,744	$(8,824,806)	$1,569,954
Common stock issued for services ($0.850/share)	—	—	3,600	36	3,024	—	3,060
Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements	—	—	10,000	100	(100)	—	—
Issuance of Series E preferred stock ($0.40/share)	1,375,000	13,750	—	—	536,250	—	550,000
Series E 10% preferred stock dividend	—	—	—	—	(11,303)	—	(11,303)
Stock option vesting expense	—	—	—	—	108,090	—	108,090
Common stock issued as compensation	—	—	28,500	285	22,515	—	22,800
Beneficial conversion feature	—	—	—	—	615,625	—	615,625
Common stock issued for cash ($0.40/share)	—	—	125,000	1,250	48,750	—	50,000
Common stock issued in acquisition	—	—	1,100,233	11,002	418,090	—	429,092
Net loss for the year ended December 31, 2017	—	—	—	—	—	(2,994,096)	(2,994,096)
Balance – December 31, 2017	1,475,000	$14,750	46,168,864	$461,689	$11,685,685	$(11,818,902)	$343,222

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,994,096)	$(2,667,051)
Adjustments to reconcile net loss to net cash used in operations:
Provision for Bad Debt	56,620	15,000
Provision for inventory reserves	22,448	—
Depreciation	26,129	13,955
Amortization of debt discount	192,335	321,056
Amortization	327,529	252,134
Stock option compensation expense	108,090	147,472
Impairment of Website Assets	70,404	95,773
Common stock issued for services	25,860	73,290
Product refund reserve	11,580	14,580
Changes in operating assets and liabilities:
Accounts receivable	(429,187)	(144,144)
Inventory	493,156	(15,182)
Prepaid expenses and other current assets	(12,782)	(73,440)
Accounts payable	127,586	224,478
Accrued interest	78,889	—
Accrued interest - related party	(5,592)	—
Deferred revenues	9,735	—
Deferred rents	18,886	—
Other assets	139,792	(118,436)
Net cash used in operating activities	(1,732,618)	(1,860,515)
Cash flows from investing activities:
Purchase of fixed assets	(16,628)	(61,651)
Cash paid for acquisition, net	(207,801)	(607,463)
Net cash used in investing activities	(224,429)	(669,114)
Cash flows from financing activities:
Proceeds from issuance of Series E Preferred Stock	550,000	—
Proceeds from issuance of common stock	50,000	800,000
Series E dividend payments	(11,303)	—
Repayments on insurance premium notes payable	9,490	1,237
Issuance (repayments) of notes payable	(123,913)	500,000
Proceeds from long term debt- related parties	1,460,000	975,000
Net cash provided by financing activities	1,934,274	2,276,237
Net (decrease) in cash	(22,773)	(253,392)
Cash at beginning of period	162,795	416,187
Cash at end of period	$140,022	$162,795

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$215,908	$30,725
Income taxes	$—	$—

Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$92,322	$84,825

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

During 2016, the Company recorded a beneficial conversion of debt discount to additional paid-in-capital of $621,500.

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

During 2017, the Company recorded a beneficial conversion debt discount to additional paid-in-capital of $615,625.

During 2017, the Company issued 10,000 shares of its common stock as a dividend to the holder of its Series A convertible preferred stock.

During 2017, the Company issued 1,100,233 shares of common stock with a fair value of $429,092 for an asset acquisition which included $380,000 in notes payable from sellers, which has subsequently been reduced by working capital advances in the amount of $125,313, and forgiveness of notes receivable of $204,411.

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Bright Mountain Media, Inc.  is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011.  Its wholly owned subsidiary, Bright Watches, LLC was formed as Florida limited liability company in December 2015 and its wholly-owned subsidiary Daily Engage Media Group LLC (“Daily Engage Media”) was formed as a New Jersey limited liability company in February 2015.  When used herein, the terms "BMTM," the "Company," "we," "us," "our" or "Bright Mountain" refers to Bright Mountain Media, Inc. and its subsidiaries.

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

Principles of Consolidation

The consolidated financial statements include the accounts of BMTM and its wholly owned subsidiaries, Bright Mountain LLC, Daily Engage Media (from September 19, 2017), The Bright Insurance Agency, LLC and Bright Watches, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"). These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets, valuation of equity-based transactions, and the valuation allowance on deferred tax assets.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of December 31, 2017 and 2016, the company has recorded an allowance for doubtful accounts of $40,000 and $15,500, respectively.

	December 31,
	2017	2016
Accounts Receivable	$940,770	$205,093
Less: Allowance for doubtful accounts	(40,000)	(15,500)
Less: Product refund reserve	(21,000)	(32,580)
	$879,770	$157,013

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

Sales Return Reserve Policy

Our return policy generally allows our end users to return purchased products for refund or in exchange for new products. We estimate a reserve for sales returns and record that reserve amount as a reduction of sales and as a sales return reserve liability. Sales to consumers on our web site generally may be returned within a reasonable period.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

As of December 31, 2017, and 2016, all website development costs have been expensed.

Amortization and Impairment of Long-Lived Assets

Amortization and impairment of long-lived assets are non-cash expenses relating primarily to website acquisitions. The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Non-cash impairment expense is included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2017 and the year ended December 31, 2016, non-cash impairment expense was $70,404 and $95,773 respectively. For the year ended December 31, 2017 and the year ended December 31, 2016, non-cash amortization expense was $327,529 and $252,134 respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees". The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2017 and the year ended December 31, 2016, non-cash stock-based stock option compensation expense was $108,090 and $147,472, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the years ended December 31, 2017 and 2016, advertising, marketing and promotion expense was $307,621 and $35,387, respectively.

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

As of December 31, 2017, tax years 2017, 2016, and 2015 remain open for Internal Revenue Service ("IRS") audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

During 2017, the Company reduced the concentration of vendors purchases in their products segment. Purchases of Bulova Corporation, Botta-Design and Citizens Watch Company of America, Inc. totaled 18%, 12% and 11%, respectively, for the year ended December 31, 2017.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company generates revenues from two segments: product sales and advertising.  We sell many products through various distribution portals, which include Amazon and eBay. During 2017, these two portals accounted for 51% and 48%, respectively of our total product sales as compared to 65% and 10% in 2016. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company's operations.

A substantial amount of payments for our products sold are processed through PayPal. A disruption in PayPal payment processing could have an adverse effect on the Company's operations and cash flow.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2017 and December 31, 2016, the Company did not have cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the years ended December 31, 2017 and 2016 a large portion of the Company's funding was provided through the issuance of 12% convertible notes and the sale of shares of the Company's common stock and preferred stock to a related party officer and director, as well as to a principal shareholder.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2017, and 2016 there were 2,027,000 and 2,281,000 common stock equivalent shares outstanding as stock options, respectively; 1,475,000 and 100,000 common stock equivalents from the conversion of preferred stock, respectively; and 4,300,000 and 1,150,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the Company in accordance with the ASC 28-10. The Company's two segments are product sales and advertising as of December 31, 2017 and 2016. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $2,994,096 and used cash in operating activities of $1,732,618 for the year ended December 31, 2017. The Company had an accumulated deficit of $11,818,902 at December 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations.

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

NOTE 3 – ACQUISITIONS

On January 2, 2016, the Company closed the acquisition of warisboring.com pursuant to the terms and conditions of the Website Asset Purchase Agreement dated December 4, 2015 for an aggregate purchase price of $250,000. The purchase price consisted of a cash payment of $100,000 at the January 4, 2016 closing and the balance of $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of discount of $32,732. The present value was calculated at a discount rate of 12% (which is the Company’s most recent borrowing rate) using the estimated future revenues from the website to estimate the payment dates. The estimated future revenues from the website were based on the average historical monthly revenues from the website prior to the Company’s acquisition. During 2017 and 2016, the Company amortized $10,911 and $10,911 of this discount, respectively. The acquisition was accounted following ASC 805 “Business Combinations.”  Under the purchase method of accounting, the transaction was valued for accounting purposes at $217,268, which was the fair value of warisboring.com. The Company has initially determined there was only two amortizable intangible assets. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Customer and related relationships	$39,578
Website	177,690
Total	$217,268

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 3 – ACQUISITIONS (CONTINUED)

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

On March 3, 2017 the Company entered into a Membership Interest Purchase Agreement with Daily Engage Media, and its members Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou (collectively, the "Members"). On September 19, 2017 the parties entered into an Amended and Restated Membership Interest Purchase Agreement which modified certain terms of the original agreement. The original agreement, as amended, is referred to as the "Daily Engage Purchase Agreement." Following the execution of the amendment, on September 19, 2017 the parties closed the transaction pursuant to which the Company acquired 100% of the membership interests of Daily Engage Media in exchange for the following consideration:

•

$380,000 paid through the delivery of unsecured, interest free, one-year promissory notes (the "Closing Notes"). Subsequent to the acquisition, these notes were reduced by $125,313 for working capital adjustments;

•

an aggregate of 1,100,233 shares of our common stock valued at $429,092 (the "Consideration Shares"); and

•

the forgiveness of $204,411 in working capital we had previously advanced Daily Engage Media.

At the request of the Members and included as part of the Closing Notes and Consideration Shares, a portion of the closing consideration, including an $254,687 principal amount Closing Note together with 275,058 Consideration Shares, were issued to Mr. Vinay Belani, a third party with whom Daily Engage Media has a business relationship and are included in the above figures.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 3 – ACQUISITIONS (CONTINUED)

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

The final accounting for the acquisition of Daily Engage Media has not been completed and will be completed during the first quarter of 2018. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Tangible assets acquired	$361,770
Liabilities assumed	(562,006)
Net liabilities assumed	(200,236)

Exchange platform	50,000
Tradename	150,000
Customer relationships	250,000
Non-compete agreements	192,000
Goodwill	446,426
Total purchase price	$1,088,426

At this time, we do not expect that goodwill will be tax deductible.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 3 – ACQUISITIONS (CONTINUED)

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

	Year ended December 31,
	2017	2016
Total revenue	$5,032,540	$4,719,144
Total expenses	8,594,783	8,342,855
Net loss attributable to common shareholders	$(3,562,243)	$(3,623,711)
Basic and diluted net loss per share	$(0.08)	$(0.09)

At December 31, 2017 and December 31, 2016, website acquisition assets consisted of the following:

	December 31,
	2017	2016
Website Acquisition Assets	$2,231,189	$1,739,179
Less: Accumulated Amortization	(908,574)	(581,045)
Less: Impairment Loss	(261,424)	(191,020)
Website Acquisition Assets, net	$1,061,191	$967,114

Non-cash amortization expense for the years ending December 31, 2017 and 2016 was $327,529 and $252,134 respectively.

Non-cash impairment expense for the years ending December 31, 2017 and 2016 was $70,404 and $95,773 respectively.

In connection with the acquisition of the Black Helmet apparel business, the Company recognized $150,000 attributable to tradenames acquired.

In connection with the acquisition of the Daily Engage Media business, the Company recognized $150,000 attributable to tradenames acquired.

NOTE 4 – INVENTORIES

At December 31, 2017 and December 31, 2016 inventories consisted of the following:

	December 31,
	2017	2016
Product Inventory: Clocks and Watches	$453,852	$982,283
Product Inventory: Other Inventory	180,064	144,789
Total Inventory Balance	633,916	1,127,072
Less: Inventory allowance for slow moving	(22,448)	—
Total Inventory Balance, net	$611,468	$1,127,072

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 5 – PREPAID COSTS AND EXPENSES

At December 31, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of the following:

	December 31,
	2017	2016
Prepaid Rent	$50,417	$46,523
Prepaid Insurance	92,322	84,825
Prepaid Inventory	2,993	1,602
Prepaid Expenses and Other Current Assets	$145,732	$132,950

NOTE 6 – PROPERTY AND EQUIPMENT

At December 31, 2017 and December 31, 2016, property and equipment consisted of the following:

	December 31,		Depreciable Life
	2017	2016	(Years)
Furniture and Fixtures	$78,994	$70,108	7
Computer Equipment	59,511	56,142	5
Leasehold Improvements	39,384	35,011	10
Total Fixed Assets	177,889	161,261
Less: Accumulated Depreciation	(88,389)	(62,260)
Total Fixed Assets, net	$89,500	$99,001

Non-cash depreciation expense for the years ending December 31, 2017 and 2016 was $26,129 and $13,955 respectively.

NOTE 7 – SEGMENT INFORMATION

The Company has two identifiable segments as of December 31, 2017; products and advertising. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The advertising segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers.

The following information represents segment activity for the year ended December 31, 2017:

	For the year ended December 31, 2017
	Products	Services	Total
Revenues	$2,577,331	$1,104,017	$3,681,348
Website Amortization	135,798	191,731	327,529
Depreciation	18,293	7,836	26,129
Impairment	61,029	9,375	70,404
Loss from operations	(1,874,067)	(714,028)	(2,588,095)
Segment Assets	1,362,290	2,356,427	3,718,717

The following information represents segment activity for the year ended December 31, 2016:

	For the year ended December 31, 2016
	Products	Services	Total
Revenues	$1,499,010	$434,775	$1,933,785
Website Amortization	—	252,134	252,134
Depreciation	10,817	3,138	13,955
Impairment	—	95,773	95,773
Loss from operations	(1,526,442)	(766,940)	(2,293,382)
Segment Assets	1,648,690	1,331,655	2,980,345

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 8 – LONG TERM DEBT TO RELATED PARTIES

Long Term Debt to Related Parties, net

Following the conversion of outstanding notes in August 2016, the Company issued a series of 12%, 10%, and 6% convertible promissory notes that have conversion prices that create a beneficial conversion.  This note mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 to $0.50 per share based on the terms of the note.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.  In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest over the five-year life of the note using the effective interest method.

A summary of these note issuances is as follows:

Issuance Date	Maturity Date	Principal	Discount Recognized	Carry Amount at December 31, 2016	Amortization Expense 2017	Carry Amount at December 31, 2017

09/26/16	09/26/21	$100,000	$70,000	$33,692	$14,000	$47,692
10/14/16	10/14/21	100,000	70,000	33,024	14,000	47,024
10/31/16	10/31/21	100,000	70,000	32,372	14,000	46,372
11/03/16	11/03/21	50,000	35,000	16,120	7,000	23,120
11/11/16	11/11/21	100,000	70,000	31,934	14,000	45,934
11/21/16	11/21/21	50,000	35,000	15,775	7,000	22,775
12/15/16	12/15/21	75,000	52,500	22,988	10,500	33,488
01/19/17	01/19/22	100,000	70,000	—	13,860	43,860
02/06/17	02/06/22	100,000	70,000	—	12,581	42,581
02/24/17	02/24/22	50,000	35,000	—	5,945	20,945
03/07/17	03/07/22	100,000	70,000	—	11,469	41,469
04/03/17	04/03/22	75,000	45,000	—	6,707	36,707
04/10/17	04/10/22	75,000	45,000	—	6,534	36,534
04/19/17	04/19/22	50,000	30,000	—	4,208	24,208
05/01/17	05/01/22	50,000	30,000	—	4,011	24,011
05/11/17	05/11/22	75,000	22,500	—	2,885	55,385
05/24/17	05/24/22	75,000	45,000	—	5,449	35,449
06/08/17	06/08/22	100,000	30,000	—	3,386	73,386
06/27/17	06/27/22	100,000	30,000	—	3,074	73,074
07/12/17	07/12/22	50,000	5,000	—	471	45,471
07/26/17	07/26/22	135,000	50,625	—	4,383	88,758
07/27/17	07/27/22	25,000	9,375	—	808	16,433
08/01/17	08/01/22	75,000	28,125	—	2,342	49,217
08/10/17	08/10/22	25,000	—	—	—	25,000
08/23/17	08/23/22	50,000	—	—	—	50,000
08/28/17	08/28/22	75,000	—	—	—	75,000
08/30/17	08/30/22	75,000	—	—	—	75,000
		$2,035,000	$1,018,125	$185,905	$168,613	$1,198,893

Amortization of debt discount totaled $168,613 and $310,145 at December 31, 2017 and 2016, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9 – NOTE PAYABLE

On November 30, 2016, the Company entered into a promissory note agreement with an unaffiliated party in the principal amount of $500,000.  The note is unsecured and carries an interest rate of 10% per annum payable in arrears at maturity. An amendment made on September 30,2017 reduced the interest rate from the original 25% to 10%.  In addition, the note holder reduced the accrued interest due under the note from approximately $106,000 to $50,000 at September 20,2017. This reduction in accrued interest of approximately $56,000 was taken in the third quarter of 2017. Accrued interest on this note totaled $12,500 at December 31, 2017. The maturity date was amended and extended from the former maturity date of December 31, 2017 to April 30, 2018 and may be prepaid at any time without notice or prepayment penalty.  In the event of default of any loan provision, the lender can declare all or any portion of the unpaid principal and interest immediately due and payable.

As a part of the acquisition of Daily Engage Media the Company assumed a total of $111,102 of notes payable, net of debt discount of $12,811.

Under the terms of the agreement with Gibraltar Capital Advances, LLC, Daily Engage Media sold $132,000 in future accounts and contract rights for $100,000 and Daily Engage Media authorized Gibraltar Capital Advances, LLC to ACH debit its bank account at the rate of $629 daily until Gibraltar Capital Advances, LLC received the purchase amount of $132,000. The agreement contained standard covenants regarding conduct of the business, on-site inspections, audit rights and transfer of assets limitations.  The note balance assumed was $49,367, and as of December 31, 2017, the note balance was paid off.

Under the terms of the agreement with Complete Business Solutions Group, Inc. Daily Engage Media sold $76,450 in future accounts and contract rights for $55,000 and authorized Complete Business Solutions Group, Inc. to ACH debit its bank account at the rate of $516.55 daily until Complete Business Solutions Group, Inc. received the purchase amount of $76,450. The note balance assumed was $57,427, and as of December 31, 2017, the note balance was paid off.

Under the terms of the agreement with Kabbage, Daily Engage Media sold $29,786 in future accounts and contract rights for $21,200. The loan matured in 12 months and Daily Engage Media had agreed to a payment schedule of $2,985.67 and $1,978.67 for months one through six and months seven through 12, respectively.  The agreement contained standard covenants regarding conduct of the business, on-site inspections, audit rights and transfer of assets limitations.  The note balance assumed was $17,119, and as of December 31, 2017, the note balance was paid off.

The Company amortized $12,811 of debt discount on the notes payable assumed from Daily Engage Media upon full repayment of these notes payable as of December 31, 2017.

The Company also issued promissory notes in the amount of $380,000 payable to three Daily Engage Media members and a third party, with whom they have a business relationship.  The notes bear no interest and mature on September 19, 2018.  At December 31, 2017 a total of $125,313 in expenses and accounts payables were paid by the Company on behalf of Daily Engage Media that were incurred and /or due prior to the acquisition date.  At December 31, 2017 the balance of the promissory notes, net of the $125,313, were $254,687.

Maturities of Long-Term Obligations for Five Years and Beyond

The minimum annual principal payments of long-term debt to related parties and notes payable at December 31, 2017 were:

2018	$754,687
2019	—
2020 and thereafter	2,035,000
Total minimum principal payments	$2,789,687

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 10 –PREMIUM FINANCE LOANS PAYABLE

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments.  Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2017 of $63,999 and $24,735, respectively.

Total Premium Finance Loan Payable balance for all of the Company's policies was $63,133 at December 31, 2017 and $53,643 at December 31, 2016.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement, which contains renewal options. The lease, which was entered on August 25, 2014 was amended on July 30, 2015 to increase the original approximate 2,014 square feet to approximately 4,450 square feet.  The term of the lease was extended and will terminate on March 14, 2019 at a current base rent of for a term of approximately $8,978 per month for the first twelve months with a 3% escalation each year. An additional security deposit of $2,500 was required. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water. The original rent commencement date is October 11, 2014 and will expire on March 14, 2019.

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

On December 16, 2016, with an effective date of December 15, 2016 under the terms of the Asset Purchase Agreement, we acquired the assets constituting the Black Helmet apparel business including various website properties and content, social media content, inventory and other intellectual property right (See Note 3).  We also acquired the right to assume the lease of their warehouse facility consisting of approximately 2,667 square feet.  The lease was renewed for a three-year term in April 2016 with an initial base rental rate of $1,641 per month, escalating at approximately 3% per year thereafter.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease commitments due for facilities under non-cancellable operating leases at December 31, 2017 are as follows:

Operating Leases
2018	$213,726
2019	124,902
2020 and thereafter	179,215
Total minimum lease payments	$517,843

Rent expense for the years ended December 31, 2017 and 2016 was $246,127 and $177,150 respectively.

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

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the years ended December 31, 2017 and 2016, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

During the years ended December 31, 2017 and 2016, the Company entered into agreements with third parties related to websites acquired during the respective periods as further discussed in Note 3. In connection with the two acquisitions made in 2016, the Company entered into a management agreement associated with the WarIsBoring website at $5,000 per month through November 18, 2018, and two service agreements in connection the Black Helmet Apparel acquisition at $6,250 per month, each, through December 15, 2019, plus the ability to earn bonuses ranging from $50,000 for the year ending December 31, 2017 to $100,000 for the year ending December 31, 2019 each based upon the satisfaction of certain revenue and gross margin targets.  We have subsequently notified one of these individuals of our intent to terminate the agreement in 2018.  Future contingent milestone payments under the acquisitions made in 2016 totaled approximately $40,000 for both 2017 and 2016. Black Helmet did not meet their contingent goal for 2017 and did not receive a milestone payment.

Total payments for the years ended December 31, 2017 and 2016 was $210,000 and $120,250 respectively.

Contractual commitments remaining under various acquisition related agreements total: $330,000 and $72,000 for 2018 and 2019, respectively.

The Company entered into an Executive Employment Agreement with our Chief Executive Officer, with an effective date of June 1, 2014. Under the initial terms of this agreement, the Company would compensate the Chief Executive Officer with a base salary of $75,000 annually, and he is entitled to receive discretionary bonuses as may be awarded by the Company's board of directors from time to time. The initial term of the agreement is three years, and the Company may extend it for an additional one-year period upon written notice at least 180 days prior to the expiration of the term. The Chief Executive Officer's base annual salary was increased to $77,500 in January 2015, $96,000 in July 2015, and to $125,000 effective October 1, 2015 upon recommendation of the Compensation Committee of the board of directors. In May 2016 the Chief Executive Officer suggested and orally agreed to a voluntary reduction in his base salary to $95,000 per annum.  In April 2017, upon recommendation of the Compensation Committee of the board of directors, the Chief Executive Officer’s base salary was increased to $165,000.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The agreement will terminate upon the Chief Executive Officer's death or disability. In the event of a termination upon his death, the Company is obligated to pay his beneficiary or estate an amount equal to one-year base salary plus any earned bonus at the time of his death. In the event the agreement is terminated as a result of his disability, as defined in the agreement, he is entitled to continue to receive his base salary for a period of one year. The Company is also entitled to terminate the agreement either with or without case, and the Chief Executive Officer is entitled to voluntarily terminate the agreement upon one year's notice to the Company. In the event of a termination by the Company for cause, as defined in the agreement, or voluntarily by the Chief Executive Officer, the Company is obligated to pay him the base salary through the date of termination. In the event the Company terminates the agreement without cause, the Company is obligated to give him one years' notice of the Company's intent to terminate and, at the end of the one-year period, pay an amount equal to two times his annual base salary together with any bonuses which may have been earned as of the date of termination. A constructive termination of the agreement will also occur if the Company materially breaches any term of the agreement or if a successor company to the Company fails to assume the Company's obligations under the employment agreement. In that event, the Chief Executive Officer will be entitled to the same compensation as if the Company terminated the agreement without cause. The employment agreement contains customary non-compete and confidentiality provisions. The Company also agreed to indemnify the Chief Executive Officer pursuant to the provisions of the Company's Amended and Restated Articles of Incorporation and Amended and Restated By-laws.

The employment agreement contains customary non-compete and confidentiality provisions. The Company also agreed to indemnify the Chief Executive Officer pursuant to the provisions of the Company's Amended and Restated Articles of Incorporation and Amended and Restated By-laws.

NOTE 12 – STOCK COMPENSATION

The Company accounts for stock option compensation issued to employees for services in accordance with ASC Topic 718, “Compensation – Stock Compensation”. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity-Based Payments to Non-Employees. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

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

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the "2011 Plan"), to be effective on January 3, 2011. The purpose of the 2011 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2011 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. The Company's board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument. As of December 31, 2017, 9,000 shares were remaining under the 2011 Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 12 – STOCK COMPENSATION (CONTINUED)

On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the "2013 Plan"), to be effective on April 1, 2013. The purpose of the 2013 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2013 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2013 Plan to any individual during any calendar year shall be 180,000 shares. The Company's board of directors will administer the 2013 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2013 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2013 Plan, as may be determined by the Committee and specified in the grant instrument. As of December 31, 2017, 125,000 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company's board of directors and majority stockholder adopted the 2015 Stock Option Plan (the "2015 Plan"), to be effective on May 22, 2015. The purpose of the 2015 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2015 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. The maximum aggregate number of shares of Company stock that shall be subject to grants made under the 2015 Plan to any individual during any calendar year shall be 100,000 shares. The Company's board of directors will administer the 2015 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2015 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the 2015 Plan, as may be determined by the Committee and specified in the grant instrument. As of December 31, 2017, 375,000 shares were remaining under the 2015 Plan for future issuance.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 12 – STOCK COMPENSATION (CONTINUED)

On December 16, 2016, the Company granted 14,000 ten -year stock options to four directors for board participation.  The options granted have an exercise price of $0.85 per share.  The aggregate fair value of these options was $6,202 or $0.443 per share.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2017 and 2016:

Assumptions:	2017	2016
Expected term (years)	6.25	6.25
Expected volatility	52%	63%
Risk-free interest rate	1.99%	0.01% - 2.07%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on an average of similar public company’s historical volatility, as the Company's common stock is quoted in the over the counter market on the OTCQB Tier of the OTC Markets, Inc. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

The Company recorded $108,090 and $147,472 of stock option expense for the year ended December 31, 2017 and December 31, 2016 respectively. The non-cash stock option expense for years ended December 31, 2017 and 2016 have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of December 31, 2017 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $38,598 to be recognized through December 2020.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 12 – STOCK COMPENSATION (CONTINUED)

The grant date weighted average for fair values of options granted in 2017 is $ 0.184 per option.

A summary of the Company's stock option activity during the years ended December 31, 2017 and 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2015	1,701,000	0.34	6.8	337,984
Granted	580,000	0.81	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2016	2,281,000	$0.47	6.8	$795,185
Granted	10,000	—	—	—
Exercised	—	—	—	—
Forfeited	(264,000)	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2017	2,027,000	$0.42	5.5	$73,770
Exercisable at December 31, 2017	1,777,500	$0.38	5.2	$54,168

Summarized information with respect to options outstanding under the two option plans at December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	1.0	$0.14	720,000	$0.14
0.25 - 0.49	351,000	0.9	$0.28	351,000	$0.29
0.50 - 0.85	956,000	3.6	$0.68	706,500	$0.67
	2,027,000	5.5	$0.42	1,777,500	$0.38

Summarized information with respect to options outstanding under the three option plans at December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	1.3	$0.14	720,000	$0.14
0.25 - 0.49	351,000.9		$0.28	306,000	$0.286
0.50 - 0.85	1,210,000	4.7	$0.70	450,000	$0.61
	2,281,000	6.9	$0.47	1,476,000	$0.31

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 13 – PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the "Preferred Stock"), issuable in such series and with such designations, rights and preferences as the board of directors may determine. The Company's board of directors has previously designated five series of preferred stock, consisting of 10% Series A Convertible Preferred Stock ("Series A Stock"), 10% Series B Convertible Preferred Stock ("Series B Stock"), 10% Series C Convertible Preferred Stock ("Series C Stock"), 10% Series D Convertible Preferred Stock ("Series D Stock") and 10% Series E Convertible Preferred Stock ("Series E Stock"). At December 31, 2017, there were 100,000 shares of Series A Stock and 1,375,000 shares of Series E Stock issued and outstanding. There are no shares of Series B Stock, Series C Stock or Series D Stock issued and outstanding.

The Series A Stock is senior to all other classes of the Company's securities and has a stated value of $0.50 per share. Holders of shares of Series A Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each 10 shares of Series A Stock, payable annually the 10th business day of January. The shares of Series A Stock are redeemable at the Company's option upon 20 days’ notice for an amount equal to the amount of capital invested. On August 18, 2016, Series A Stockholders converted 1,800,000 shares of Series A Stock into 1,800,000 shares of common stock, leaving 100,000 Series A Stock outstanding. On the 10th business day of January 2018 there were 10,000 shares of common stock dividends owed and payable to the Series A Stockholder of record as dividends on the Series A Stock.

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

In 2017, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,250,000 shares of Series E Stock at a purchase price of $0.40 per share. The Company used the proceeds from these sales for working capital.

During 2017, Mr. Richard Rogers, a director of the Company, purchased an aggregate of 125,000 shares of the Company’s 10% Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The Company used the proceeds from these sales for working capital.

In 2017 we paid cash dividends on these outstanding shares of the Company’s 10% Series E Convertible Preferred Stock of $11,303.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 14 – COMMON STOCK

A)	Stock Issued for cash

The Company has authorized 324,000,000 shares of common stock with a par value of $0.01.

During the year ended December 31, 2016 the Company raised $800,000 through the sale of 1,600,000 shares of common stock at $0.50 per share.

During the year ended December 31, 2017 the Company raised $50,000 through the sale of 125,000 shares of common stock at $0.40 per share.

B)	Stock issued for services

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

On April 25, 2017, the Company issued to the Company’s employees 28,500 shares of its common stock with a fair value $22,800 on the date of issuance for compensation to employees and officers.

On January 16, 2017 the Company issued 3,600 shares to a consultant at $0.85 per share valued at $3,060 for services rendered. The Company valued these common shares based on a fair value on the date of the grant.

C)	Stock issued for acquisitions

On December 15, 2016, the Company issued 200,000 shares of its common stock in connection the acquisition of the Black Helmet Apparel operations from a private company.  (See Note 3)  The common shares were valued at $170,000 or $0.85 per share, based on the fair value on the date of issuance.

On September 19, 2017, the Company issued 1,100,233 shares of its common stock in connection the acquisition of the Daily Engage Media Group, LLC.  (See Note 3)  The common shares were valued at $429,092 or $0.85 per share, based on the fair value on the date of issuance.

D)	Stock issued for dividends

In January 2017, the Company issued 10,000 shares of its common stock as dividends to the holder of its Series A preferred stock.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 14 – COMMON STOCK (CONTINUED)

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

E)

Stock issued for conversion of preferred stock

In August 2016, the Company issued 5,100,000 shares of its common stock to the holders of its Series A Stock, Series B Stock, Series C Stock and Series D Stock upon the conversion of 5,100,000 shares of its Series A Stock, Series B Stock, Series C Stock and Series D Stock.

F)

Stock issued for conversion of convertible notes payable and accrued interest

In August 2016 the Company issued 1,207,200 shares of common stock upon the conversion, at $0.50 per share, of $600,000 in convertible notes payable with related accrued interest of $3,600 through the date of conversion.

NOTE 15 – RELATED PARTIES

As discussed more fully in Note 8, section titled “Long Term Debt to Related Parties, net”, in 2017 and 2016, the Company issued a series of convertible promissory notes to our Chief Executive Officer totaling $1,460,000 and $575,000, respectively.  These notes have a conversion price ranging from $0.50 per share to $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable, net of debt discount, total $1,198,893 and $185,905 at December 31, 2017 and December 31, 2016, respectively and mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.50 per share. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion features is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest over the five-year life of the note using the effective interest method. The notes are reported net of their unamortized debt discount of $836,107 and $389,095 as of December 31, 2017 and December 31, 2016, respectively.

During 2017, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,250,000 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 13. The Company used the proceeds from these sales for working capital.

During 2017, Mr. Richard Rogers, a director of the Company, purchased an aggregate of 125,000 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share.  The designations, rights and preferences of Series E Stock are described in Note 13.  The Company used the proceeds from these sales for working capital.

In 2017 we paid cash dividends on these outstanding shares of the Company’s 10% Series E Convertible Preferred Stock of $11,303.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 16 – INCOME TAXES

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely).

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA. Where the Company has been able to make reasonable estimates of the effects related to which its analysis is not yet complete, the Company has recorded provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

For the years ended December 31, 2017 and 2016 there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2017, the Company has net operating loss carry forwards of approximately $9,764,002. The Company's net operating loss carry forwards will be subject to annual limitations, as discussed above, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes, computed by applying the United States Federal tax rate of 34% to loss before taxes, as follows:

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

	Year ended December 31,
	2017	2016
Tax expense (benefit) at the statutory rate	$(1,017,993)	$(906,797)
State income taxes, net of federal income tax benefit	(108,686)	(96,813)
Effect of tax rate change	1,253,050	—
Non-deductible expenses	242,434	229,241
Change in valuation allowance	(368,805)	774,369
Total	$—	$—

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 16 – INCOME TAXES (CONTINUED)

The tax effect of significant components of the Company's deferred tax assets and liabilities at December 31, 2017 and 2016, are as follows:

	Year ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$2,473,817	$2,716,420
Book to tax difference – intangible assets	22,779	146,733
Stock option expense	88,553	90,801
Total gross deferred tax assets	2,585,149	2,953,954
Less: Deferred tax asset valuation allowance	(2,585,149)	(2,953,954)
Total net deferred tax assets	$—	$—

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 and 2016 were fully offset by a 100% valuation allowance.  The change in the valuation allowance was a decrease of $368,805 and an increase $774,369 for the years December 31, 2017 and 2016, respectively.

NOTE 17 – SUBSEQUENT EVENTS

On January 10, 2018, the Company issued 10,000 common shares as an annual dividend on the Company’s 100,000 Series A preferred shares outstanding.

On January 26, 2018 Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased 125,000 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 11.

On February 13, 2018 Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased 62,500 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 11.

On February 20, 2018 Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased 250,000 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 11.

On February 27, 2018 Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased 62,500 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 11.

Between January 2018 and March 2018 the Company sold an aggregate of 1,762,500 units of its securities to 10 accredited investors in a private placement resulting in gross proceeds to the Company of $705,000.  Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five year warrant to purchase one share of common stock at an exercise price of $0.65 per share.  Spartan Capital Securities, LLC, a broker-dealer and member of FINRA, served as placement agent for the Company in this offering.  As compensation for its services, the Company paid Spartan Capital Securities, LLC cash commissions totaling $70,500 and issued it five year placement agent warrants to purchase an aggregate of 147,000 shares of the Company’s common stock at an exercise price of $0.65 per share.