Form 10-Q
period 2018-03-31
Bright Mountain Media, Inc.
filed 2018-05-21
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May15, 2018 the issuer had 47,941,364 shares of its common stock outstanding.

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

●
our history of losses and our ability to raise additional capital and continue as a going concern;
●
our ability to successfully integrate the operations of the Black Helmet Apparel business;
●
our ability to successfully integrate the Daily Engage Media acquisition and fully develop the Bright Mountain Media Ad Network and services platform;
●
a failure to successfully transition to primarily advertising based revenue model;
●
the impact of seasonal fluctuations on our revenues;
●
once established, our failure to detect advertising fraud;
●
our dependence on our relationships with Amazon and PayPal;
●
our dependence on a limited number of vendors;
●
our dependence on our relationship with Google AdSense;
●
acquisitions of new businesses and our ability to integrate those businesses into our operations;
●
online security breaches;
●
failure to effectively promote our brand;
●
our ability to protect our content;
●
our ability to protect our intellectual property rights and our proprietary content;
●
the success of our technology development efforts;
●
additional competition resulting from our business expansion strategy;
●
liability related to content which appears on our websites;
●
regulatory risks;
●
dependence on executive officers and certain key employees and consultants;
●
our ability to hire qualified personnel;
●
third party content;
●
possible problems with our network infrastructure;
●
the historic illiquid nature of our common stock;
●
risks associated with securities litigation;
●
material weaknesses in our internal control over financial reporting;
●
the lack of cash dividends on our common stock;
●
provisions of our charter and Florida law which may have anti-takeover effects;
●
control of our company by our management; and
●
the dilutive effect of conversion of our 10% Series A and Series E convertible preferred stock and/or the payment of stock and cash dividends on those shares to our common shareholders.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 2, 2018 and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries, and "Daily Engage Media" refers to Daily Engage Media Group LLC, a New Jersey limited liability company and wholly owned subsidiary of the Company. In addition, when used in this report, “first quarter of 2018” refers to the three months ended March 31, 2018, "first quarter of 2017" refers to the three months ended March 31, 2017, “2018” refers to the year ending December 31, 2018 and “2017” refers to the year ended December 31, 2017.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.
BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and Cash Equivalents	$166,267	$140,022
Accounts Receivable, net	878,879	879,770
Inventories, net	511,925	611,468
Prepaid Expenses and Other Current Assets	109,001	145,732
Total current assets	1,666,072	1,776,992
Property and Equipment, net	84,186	89,500
Website Acquisition Assets, net	332,795	393,417
Intangible Assets, net	915,673	967,774
Goodwill	446,426	446,426
Other Assets	46,588	44,608
Total Assets	$3,491,740	$3,718,717

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,098,766	$1,172,827
Accrued Expenses	85,185	90,000
Premium Finance Loan Payable	40,909	63,133
Deferred Rent - Short Term	3,779	2,468
Deferred Revenues	8,236	9,735
Long Term Debt, Current Portion	769,527	767,071
Total Current Liabilities	2,006,402	2,105,234

Long term Deferred Rent	15,184	16,418
Long Term Debt to Related Parties, net	1,249,100	1,198,893
Long Term Debt, net of current portion	-	54,950
Total Liabilities	3,270,686	3,375,495
Commitments and contingencies
Shareholders' Equity
Preferred Stock, par value $0.01, 20,000,000 shares authorized,
600,000 and 100,000 shares issued and outstanding
Series A, 2,000,000 shares designated, 100,000 and
100,000 shares issued and outstanding	1,000	1,000
Series B, 1,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series C, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series D, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series E, 2,500,000 shares designated, 1,875,000 and
1,375,000 issued and outstanding	18,750	13,750
Common Stock, par value $0.01, 324,000,000 shares authorized,
47,941,364 and 44,901,531 issued and outstanding	479,414	461,689
Additional Paid-in Capital	12,585,594	11,685,685
Accumulated Deficit	(12,863,704)	(11,818,902)
Total Shareholders' Equity	221,054	343,222
Total Liabilities and Shareholders' Equity	$3,491,740	$3,718,717

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Revenues
Product	$375,286	$551,355
Advertising	683,058	109,743
Total revenues	1,058,344	661,098

Cost of revenue
Products	291,565	372,546
Advertising	510,704	3,510
Total Cost of revenue	802,269	376,056
Gross profit	256,075	285,042

Selling, general and administrative expenses	1,185,954	884,203

Loss from operations	(929,879)	(599,161)

Other income (expense)
Interest income	288	82
Interest expense	(15,353)	(35,160)
Interest expense - related party	(99,858)	(49,008)
Total other income (expense)	(114,923)	(84,086)

Net Loss	(1,044,802)	(683,247)

Preferred stock dividends
Series A and Series E preferred stock	14,763	1,973

Net loss attributable to common shareholders	$(1,059,565)	$(685,220)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average shares O/S - basic and diluted	45,807,289	44,913,531

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY
For the Three months ended March 31, 2018
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	1,475,000	$14,750	46,168,864	$461,689	$11,685,685	$(11,818,902)	$343,222

Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements			10,000	100	(100)		-
Issuance of Series E preferred stock ($0.40/share)	500,000	5,000			195,000		200,000
Series E 10% preferred stock dividend					(14,763)		(14,763)
Stock option vesting expense					7,344		7,344
Warrants issued for services					95,552		95,552
Units issued for cash ($0.40/share)			1,762,500	17,625	616,876		634,501
Net loss for the three months ended March 31, 2018						(1,044,802)	(1,044,802)
Balance - March 31, 2018	1,975,000	$19,750	47,941,364	$479,414	$12,585,594	$(12,863,704)	$221,054

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 31, 2018
(Unaudited)

	For the Three months ended
	March 31, 2018
	2018	2017
Cash flows from operating activities:
Net loss	$(1,044,802)	$(683,247)
Adjustments to reconcile net loss to net cash and cash equivalents used in operations:
Depreciation	6,339	5,489
Amortization of debt discount	47,712	28,887
Amortization	112,723	75,806
Stock option compensation expense	7,344	38,259
Common stock and warrants issued for services	95,552	3,060
Provision for bad debts	(26,281)	—
Changes in operating assets and liabilities:
Accounts receivable	27,172	88,667
Inventories	99,543	(82,021)
Prepaid expenses and other current assets	36,731	63,077
Other assets	(1,980)	(36,332)
Accounts payable and accrued expense	(78,876)	42,105
Deferred rents	77	11,192
Deferred revenues	(1,499)	—
Net cash used in operating activities	(720,245)	(445,058)

Cash flows from investing activities:
Purchase of property and equipment	(1,023)	(8,035)
Net cash used in investing activities	(1,023)	(8,035)

Cash flows from financing activities:
Proceeds from issuance of common units, net	634,501	—
Proceeds from issuance of preferred stock	200,000	—
Repayments on insurance premium notes payable	(22,224)	(25,242)
Dividend payments	(14,763)	—
Principal payment on long-term debt - Non-Related party	(50,000)	—
Long-term debt - Related parties	—	350,000
Net cash provided by financing activities	747,513	324,758

Net increase (decrease) in cash	26,245	(128,335)
Cash and cash equivalents at beginning of period	140,022	162,795
Cash and cash equivalents at end of period	$166,267	$34,460

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$51,647	$20,216
Income taxes	$—	$—

Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$66,131	$28,401
Debt discount on convertible notes payable	$—	$245,000

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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

Bright Mountain Media is a digital media holding company whose primary focus is connecting brands with consumers as a full advertising services platform. The Company’s assets include an ad network, an ad exchange platform and 25 websites (owned and/or managed) that provide content, services and products. In addition, the Bright Mountain Media Ad Exchange Network will be fully developed and implemented in the third quarter of 2018. The websites are primarily geared for a young, male audience with several that focus on active, reserve and retired military audiences as well as law enforcement and first responders. With the acquisition of Daily Engage Media, the Company has acquired the software, expertise and human resources to scale this side of the business. Two of our websites operate as eCommerce platforms, one of which, Bright Watches, is non strategic to the current direction of our business.

In December 2016, we acquired the assets, constituting the Black Helmet Apparel business (“Black Helmet Apparel”), from Sostre Enterprises, Inc. Assets acquired included various website properties and content, social media content, inventory and other intellectual property rights.

On September 19, 2017, under the terms of an Amended and Restated Membership Interest Purchase Agreement with Daily Engage Media, and its members, the Company acquired 100% of the membership interests of Daily Engage Media. Launched in 2015, Daily Engage Media is an ad network that connects advertisers with approximately 200 digital publications worldwide.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months ended March 31, 2018 and 2017 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2017 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The interim condensed consolidated financial statements should be read in conjunction with that report.

Reclassification

Certain reclassifications have been made to the December 31, 2017 consolidated balance sheet to conform to the March 31, 2018 consolidated balance sheet presentation.

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
MARCH 31, 2018
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

The determination of past due status for the Daily Engage Media customers is based on the contractual payment terms of each customer, which are generally net 60, net 90, or net 120 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. It is common in this industry to have accounts receivable invoices age 60 to 90 days past the customer terms. This is the result of the generally smaller size customers that we have and they usually have to wait until they get paid for them to issue payment to us. We work closely with all of our customers and monitor the aging of the receivables on a weekly basis to ensure our comfort that we will get paid. This is a time consuming process, as we have to evaluate and analyze most customers on an individual basis due to different circumstances and relationships we have with each of them.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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

●
Sale of merchandise directly to consumers: The Company's product sales are recognized either FOB shipping point or FOB destination, dependent on the customer. Revenues are therefore recognized at point of ownership transfer, accordingly;

●
Advertising revenue is received directly form companies who pay the Company a monthly fee for advertising space and;

●
Advertising revenues are generated by users “clicking” on website advertisements utilizing several ad network partners. Revenues are recognized net of their fees for Company owned websites upon receipt of payment by the ad network partner since the revenue is not determinable until it is received.

Our advertising revenue generated from the Daily Engage and Bright Mountain Media businesses are consistent with the above section. However, the two scenarios that arise from revenue generation and recognition include our owned and operated website advertising revenue which requires little to no cost of revenue, as well as advertising on non-owned websites which creates costs to those website owners and the Company makes approximately 20% gross profit.

Cost of Revenues

Components of costs of revenues for the products segment include product costs, shipping costs to customers and any inventory adjustments for product sales. Cost of revenue for the advertising segment consists of revenue share payments to media providers and website publishers that are directly related to a revenuegenerating event. The Company becomes obligated to make the revenue share payments in the period the advertising impressions, clickthroughs, actions or leadbased information are delivered or occur. The Daily Engage portion of the advertising segment cost of revenue consists of revenue share payments to media providers and website publishers that are directly related to a revenuegenerating event. The Company becomes obligated to make the revenue share payments in the period the advertising impressions, clickthroughs, actions or leadbased information are delivered or occur.

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
MARCH 31, 2018
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

For the three months ended March 31, 2018 and 2017, all platform and website development costs have been expensed.

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

Website acquisition costs are amortized over three years and intangible assets are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Amortization expense is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50, “Equity-Based Payments to Non-Employees.” The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non- cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2018 and 2017, non-cash stock-based stock option compensation expense was $7,344 and $38,259, respectively.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2018 and 2017, advertising, marketing and promotion expense was $60,923 and $92,288, respectively.

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

As of March 31, 2018, tax years 2017, 2016, and 2015 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10 “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of March 31, 2018 and 2017, there were approximately 2,072,000 and 2,281,000 common stock equivalent shares outstanding as stock options, respectively, 1,475,000 and 100,000 common stock equivalents from the conversion of preferred stock, respectively, and 4,070,000 and 1,850,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized, as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the Company in accordance with the ASC 280-10 The Company's two segments are product sales and advertising as of March 31, 2018. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and our retail location. The advertising segment is focused on producing advertising revenue generated by users “clicking on” and/or viewing website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to premium versions of our websites and to career postings on one of our websites. The subscription revenues are about .66% of the total advertising segment revenue.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Recent Accounting Pronouncements

May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We are currently reviewing the provisions of this ASU and subsequent updates and evaluating the potential impact on our results of operations, cash flows or financial condition as well as related disclosures. As an emerging growth company, we have elected to adopt this guidance under the private company guidelines, which will go into effect on January 1, 2019.

In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 did not have a material effect on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine the impact on our results of operations, cash flows or financial condition.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses” which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet exposures. Under current U.S. GAAP, an entity reflects credit losses on financial assets measured on an amortized cost basis only when losses are probable and have been incurred, generally considering only past events and current conditions in making these determinations. ASU 2016-13 prospectively replaces this approach with a forward-looking methodology that reflects the expected credit losses over the lives of financial assets, starting when such assets are first acquired. Under the revised methodology, credit losses will be measured based on past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

ASU 2016-13 also revises the approach to recognizing credit losses for available-for-sale securities by replacing the direct write-down approach with the allowance approach and limiting the allowance to the amount at which the security’s fair value is less than the amortized cost. In addition, ASU 2016-13 provides that the initial allowance for credit losses on purchased credit impaired financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. ASU 2016-13 also expands disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of January 1, 2019. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows –Restricted Cash” which requires entities to present the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet if restricted cash and restricted cash equivalents are presented in a different line item in the balance sheet. The amendments of this Update, which should be applied using a retrospective transition method to each period presented, are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard is not expected to have an impact on our statement of cash flows.

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

NOTE 2 - GOING CONCERN.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,044,802 and used net cash in operating activities of $720,245 for the three months ended March 31, 2018. The Company had an accumulated deficit of $12,863,704 at March 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital from related parties to sustain its current level of operations.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 3 – ACQUISITIONS

On September 19, 2017 the parties entered into an Amended and Restated Membership Interest Purchase Agreement under which the Company acquired 100% of the membership interests of Daily Engage Media in exchange for common stock, promissory notes and the satisfaction of certain debt obligations of the acquired entity totaling approximately $1,088,000.

Under the terms of the Daily Engage Purchase Agreement, upon Daily Engage Media achieving certain revenue and operating income tests, we agreed to issue additional consideration as follows:

●
if Daily Engage Media's revenues are at least $20,228,954, and it has operating income of at least $3,518,623 (the "Year-One Daily Engage Target") during the first 12 months following the closing date (the "Year-One Earn out Period") as determined by us in accordance with GAAP, we agreed to pay former members and executives collectively an additional $500,000 in cash and issue an additional 1,008,547 shares of our common stock (the "Year-One Earn out Shares");

●
if Daily Engage Media's revenues are at least $60,385,952, and operating income of at least $11,380,396 (the "Year-Two Daily Engage Target") during the first 12 months following the Year-One Earnout Period (the "Year-Two Earnout Period") as determined by us in accordance with GAAP, we agreed to pay the pay former members and executives an additional $500,000 in cash and issue an additional 796,221 shares of our common stock (the "Year-Two Earnout Shares"). In addition, if the Year-Two Daily Engage Target is met, at the time of payment of the Year-Two Earnout Shares and the year-two earnout cash, the former members and executives collectively will also be entitled to receive the Year-One Earnout Shares and the year-one earnout cash to the extent not previously received; and

●
if Daily Engage Media's revenues are at least $96,512,204, and it has operating income of at least $18,524,967 (the "Year-Three Daily Engage Target") during the 12 months following the Year-Two Earnout Period (the "Year-Three Earnout Period") as determined by us in accordance with GAAP, we agreed to pay former members and executives an additional $550,000 in cash and issue an additional 723,523 shares of our common stock (the "Year-Three Earnout Shares"). In addition, if the Year-Three Daily Engage Target is met, at the time of payment of the Year-Three Earnout Shares and the year-three earnout cash, the pay former members and executives collectively will also be entitled to receive the Year-One Earnout Shares, the year-one earnout cash, the Year-Two Earnout Shares and the year-two earnout cash, to the extent not previously received.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows:

Tangible assets acquired	$361,770
Liabilities assumed	(562,006)
Net liabilities assumed	$(200,236)

Exchange platform	$50,000
Tradename	150,000
Customer relationships	250,000
Non-compete agreements	192,000
Goodwill	446,426
Total purchase price	$1,088,426

The final accounting for the acquisition is expected to be completed in the third quarter of 2018

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 3 – ACQUISITIONS (continued).

Pro forma results

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of the assets constituting the Daily Engage Media business, which was closed in September 2017, had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the assets been acquired as of the first day of the periods presented.

Three Months Ended
March 31, 2017
Total revenue	$1,224,716
Total expenses	(1,871,679)
Preferred stock dividend	(1,973)
Net loss attributable to common shareholders	$(648,936)
Basic and diluted net loss per share	$(0.01)

NOTE 4 – INVENTORIES.

At March 31, 2018 and December 31, 2017 inventories consisted of the following:

	March 31, 2018	December 31, 2017
Product inventory: clocks and watches	$351,361	$453,852
Product inventory: other inventory	183,012	180,064
Total inventory balance	534,373	633,916
Less: Inventory allowance for slow moving	(22,448)	(22,448)
Total inventory balance, net	$511,925	$611,468

NOTE 5 – PREPAID COSTS AND EXPENSES.

At March 31, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	March 31, 2018	December 31, 2017
Prepaid rent	$39,877	$50,417
Prepaid insurance	66,131	92,322
Prepaid inventory	2,993	2,993
Prepaid expenses and other current assets	$109,001	$145,732

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT.

At March 31, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful Lives	March 31, 2018	December 31, 2017
Furniture and fixtures	3-5 years	$79,993	$78,994
Computer equipment	3 years	59,510	59,511
Leasehold improvements	5 years	39,385	39,384
Total fixed assets		178,888	177,889
Less: accumulated depreciation		(94,702)	(88,389)
Total fixed assets, net		$84,186	$89,500

Depreciation expense for the three months ending March 31, 2018 and 2017, was $6,339 and $5,489, respectively.

NOTE 7 – Website Acquisition and Intangible Assets

At March 31, 2018 and December 31, 2017, respectively, website acquisitions, net consisted of the following:

	March 31, 2018	December 31, 2017
Website Acquisition Assets	$1,417,189	$1,417,189
Less: accumulated amortization	(873,197)	(812,575)
Less: accumulated impairment loss	(211,197)	(211,197)
Website Acquisition Assets, net	$332,795	$393,417

At March 31, 2018 and December 31, 2017, respectively, intangible assets, net consisted of the following:

	Useful Lives	March 31, 2018	December 31, 2017
Tradename	5 years	$300,000	$300,000
Customer relationships	5 years	502,000	502,000
Non-compete agreements	5-8 years	312,000	312,000
Total Intangible Assets		$1,114,000	$1,114,000
Less: accumulated amortization		(148,100)	(95,999)
Less: accumulated impairment loss		(50,227)	(50,227)
Intangible assets, net		$915,673	$967,774

Amortization expense for the three month periods ending March 31, 2018 and 2017 was $112,723 and $75,806, respectively, related to both the website acquisition costs and the intangibles.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 8 – SEGMENT INFORMATION.

The Company has two identifiable segments as of March 31, 2018; products and advertising. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay and through our proprietary websites and retail location. The advertising segment is focused on producing advertising revenue generated by users “clicking on” and/or viewing website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to premium versions of our websites and to career postings on one of our websites. The subscription revenues are about 0.7% of the total advertising segment revenue The following information represents segment activity for the three month periods ended March 31, 2018 and 2017.

	As of and for the three months ended			As of and for the three months ended
	March 31, 2018			March 31, 2017
	Products	Services	Total	Products	Services	Total
Revenues	$375,286	$683,058	$1,058,344	$551,355	$109,743	$661,098
Website amortization	26,615	86,108	112,723	—	75,806	75,806
Depreciation	2,248	4,091	6,339	4,578	911	5,489
Loss from operations	(336,815)	(593,064)	(929,879)	(461,912)	(137,249)	(599,161)
Segment assets	1,128,652	2,363,088	3,491,740	1,438,646	1,306,714	2,745,360
Purchase of assets	$—	$1,023	$1,023	$8,035	$—	$8,035

NOTE 9 – NOTES PAYABLE.

Long Term Debt to Related Parties

Between September 2016 and August 2017, the Company issues a series of convertible notes payable to the Chairman of the Board of Directors. The notes mature five years from issuance at which time all principle and interest are payable. Interest rates on the notes range from 6% to 12% and the notes are convertible at any time prior to maturity at conversion prices ranging from $0.40 to 0.50 per share. The Company recognized a beneficial conversion feature when the fair value of the underlying common stock to which the note is convertible into was in excess of the face value of the note. For notes payable under this criteria, the intrinsic value of the beneficial conversion features was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is being amortized to interest over the five year life of the note using the effective interest method.

The principal balance of these notes payable was $2,035,000 at March 31, 2018 and December 31, 2017 and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $1,018,125. As of March 31, 2018 and December 31, 2017, the total convertible notes payable to related party net of discounts was $1,249,100 and $1,198,893, respectively.

Amortization of debt discount totaled $50,207 and $26,159 at March 31, 2018 and 2017, respectively. There was no accrued interest expense as of March 31, 2018 and December 31, 2017. Interest expense on the convertible notes payable was $49,651 and $22,849, for the periods ended March 31, 2018 and 2017 respectively.

Notes Payable

On November 30, 2016, the Company entered into a promissory note agreement with an unaffiliated party in the principal amount of $500,000. The note is unsecured and carries an interest rate of 10% per annum and matures on June 30, 2018. In the event of default of any loan provision, the lender can declare all or any portion of the unpaid principal and interest immediately due and payable. During March 2018 the Company made a payment of $50,000, reducing the note balance to $450,000.

In connection with the acquisition of Daily Engage Media, the Company issued promissory notes totaling $380,000. The notes have no stated interest rate and mature on September 19, 2018. The balance of the notes payable at March 31, 2018 and December 31, 2017 was $254,687.

The Company has a note payable originating from a prior website acquisition. At the time of the acquisition, the Company agreed to pay $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of a discount of $32,732. The present value was calculated at a discount rate of 12% using the estimate future revenues. The balance of the note payable at March 31, 2018 and December 31, 2017, was $73,932 and $67,895 net of discounts of $9,092 and $11,820 respectively.

Interest expense on notes payable was $15,353 and $35,160 for the periods ended March 31, 2018 and 2017, respectively.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

The Company leases its corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement expiring on March 14, 2019. The lease terms required base rent payments of approximately $9,000 per month for the first twelve months commencing in October 2014, with a 3% escalation each year. An additional security deposit of $2,500 was required. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water.

The Company leases retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a two long-term, non-cancellable lease agreement, which contain renewal options. The leases commenced in January 2017 and are in effect for a period of five years. Minimum base rentals total approximately $6,000 per month, escalating 3% per year thereafter. The Company also provided a $10,000 security deposit and prepaid $96,940 in future rents on the facility through the funding of certain leasehold improvements. Prepaid rent totaled $39,877 and $50,417 at March 31, 2018 and December 31, 2017, respectively.

The Company leases a warehouse facility in Orlando, Florida consisting of approximately 2,667 square feet. The lease commenced in April 2016, expiring in April 2018 with an initial base rental rate of $1,641 per month, and escalating at approximately 3% per year thereafter.

Rent expense for the three months ended March 31, 2018 and 2017 was $64,090 and $60,676, respectively.

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

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the three months ended March 31, 2018 and 2017, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

Total payments for the three month periods ended March 31, 2018 and 2017 were $52,500 and $52,500, respectively.

Effective June 1, 2014, the Company entered into an employment agreement with its Chief Executive Officer. The agreement calls for current base salary of $165,000 per year plus bonuses as awarded by the Board of Director’s. The agreement terminates upon the CEO’s death or disability in the event of which, the Company is obliged to pay one year salary and in the event of death, any unpaid bonuses. Both the Company and the CEO can terminate the agreement and in the case of termination without cause on the part of the Company, the CEO will be entitled to twice his salary plus unpaid bonuses earned.

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

Mr. Speyer earned a performance bonus of $41,250 for 2017.

In connection with the Daily Engage Media acquisition, the Company entered into three year employment agreements with two former members of the entity. Under the two agreements the Company is obliged to pay base salaries of $65,000 and $70,000, respectively to the employees with an increase to $75,000 each in the second year of the agreement as well as bonuses to be paid at the discretion of the Board of Directors.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the "Preferred Stock"), issuable in such series and with such designations, rights and preferences as the board of directors may determine. The Company's board of directors has previously designated five series of preferred stock, consisting of 10% Series A Convertible Preferred Stock ("Series A Stock"), 10% Series B Convertible Preferred Stock ("Series B Stock"), 10% Series C Convertible Preferred Stock ("Series C Stock"), 10% Series D Convertible Preferred Stock ("Series D Stock") and 10% Series E Convertible Preferred Stock ("Series E Stock"). At March 31, 2018, there were 100,000 shares of Series A Stock and 1,875,000 shares of Series E Stock issued and outstanding. There are no shares of Series B Stock, Series C Stock or Series D Stock issued and outstanding.

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

During the January 1, 2018 to March 31, 2018 period, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 500,000 shares of Series E Stock at a purchase price of $0.40 per share. The Company used the proceeds from these sales for working capital.

Stock issued for cash

In August 2017 the Company issued 125,000 shares of its common stock for $50,000 or $0.40 per share to a private investor.

Between January 2018 and March 2018 the Company sold an aggregate of 1,762,500 units of its securities to 10 accredited investors in a private placement resulting in gross proceeds to the Company of $705,000.  Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five year warrant to purchase one share of common stock at an exercise price of $0.65 per share.  Spartan Capital Securities, LLC, a broker-dealer and member of FINRA, served as placement agent for the Company in this offering.  As compensation for its services, the Company paid Spartan Capital Securities, LLC cash commissions totaling $70,500 and issued it five year placement agent warrants to purchase an aggregate of 147,000 shares of the Company’s common stock at an exercise price of $0.65 per share. These warrants were valued, in aggregate, at $95,552 using the Black-Scholes model. The five-year exercise period was used as the term and a 10% interest rate was used in the valuation. The historical volatility of approximately 214% was based on a term of approximately four years, which was a look-back to the earliest stock price information available.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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

Stock issued for dividends

In January 2018, the Company issued 10,000 shares of its common stock as dividends to the holder of its Series A preferred stock.

Stock issued for acquisition

On September 19, 2017, the Company issued 1,100,233 shares of its common stock with a fair value of $429,091 for the acquisition of Daily Engage Media.

Stock Incentive Plan and Stock Option Grants to Employees and Directors

The Company recorded $7,344 and $38,259 stock compensation for the three months ended March 31, 2018 and 2017, respectively. The stock compensation expense has been recognized as a component of general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

As of March 31, 2018 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $27,745 to be recognized through August 2020.

A summary of the Company's stock option activity during the three months ended March 31, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2017	2,027,000	$0.37	6.8	$73,770
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, March 31, 2018	2,027,000	$0.37	5.2	$82,735
Exercisable at March 31, 2018	1,801,500	$0.31	3.8

Summarized information with respect to options outstanding under the three option plans at March 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Remaining Average Conversion Life (In Years)
0.14 - 0.24	720,000	1.0	$0.14	720,000	$0.14	1.1
0.25 - 0.49	351,000	0.9	$0.28	351,000	$0.28	1.6
0.50 - 0.85	956,000	3.3	$0.67	730,500	$0.66	1.2
	2,027,000	5.2		1,801,500		3.8

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 12 – CONCENTRATIONS.

The Company has historically purchases a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During the three months ended March 31, 2018, purchases from Citizens and Bulova accounted for less than 10% of the watch products purchased as compared to 25% and 16%, respectively, for the three months ended March 31, 2017.

Three Black Helmet Apparel vendors have been identified as having a high concentration. During the three-months ended March 31, 2018 purchases from AlphaBroder, Enemy Ink, and TSF Sportswear, LLC accounted for 23%, 31%, and 17% of the Black Helmet products purchased, respectively.

Although we continue to add additional product vendors and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these three vendors, the loss of one of these two vendors could adversely affect the Company's operations.

The Company generates revenues from two segments: product sales and advertising. The sharp increase in PayPal/eBay concentration is due to our acquisition of the Black Helmet Apparel business in December 2016. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company's operations.  In addition, a substantial amount of payments for our products sold are processed through PayPal and Amazon. A disruption in PayPal or Amazon payment processing could have an adverse effect on the Company's operations and cash flow.  During the three months ended March 31, 2018, Paypal and Amazon accounted for 25% and 0.1%, respectively, of our total product sales as compared to 43% and 44% in the three months ended March 31, 2017.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2018 and December 31, 2017, respectively, the Company had no cash balances in excess of the FDIC insured limit.

Concentration of Funding

During the three months ended March 31, 2018, the Company's funding was provided primarily through the sale of 1,762,500 units of our securities to 10 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of the act and Rule 506(b) of Regulation D, resulting in gross proceeds to us of $705,000.  Each Unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five year warrant to purchase one share of common stock at an exercise price of $0.65 per share.  Spartan Capital Securities, LLC, a broker-dealer and member of FINRA, served as placement agent for us in this offering.  As compensation for its services, we paid Spartan Capital Securities, LLC cash commissions totaling $70,500 and issued it five year placement agent warrants to purchase an aggregate of 147,000 shares of our common stock at an exercise price of $0.65 per share.  After payment of our offering expenses including legal, accounting, printing and other related expenses, we are using the net proceeds for working capital.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS.

On April 2, 2018, April 20, 2018, and May 10, 2018 the Company sold an aggregate of 1,437,500 units of its securities to 6 accredited investors in a private placement resulting in gross proceeds to the Company of $575,000. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five year warrant to purchase one share of common stock at an exercise price of $0.65 per share. Spartan Capital Securities, LLC, a broker-dealer and member of FINRA, served as placement agent for the Company in this offering. As compensation for its services, the Company paid Spartan Capital Securities, LLC cash commissions totaling $57,500 and issued it five year placement agent warrants to purchase an aggregate of 143,750 shares of the Company’s common stock at an exercise price of $0.65 per share.

On April 13, 2018 Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 62,500 shares of Series E Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock as described in Note 11. The Company used the proceeds from these sales for working capital.

On April 24, 2018 we made a principle payment of $25,000 on the promissory note agreement with an unaffiliated party, further reducing the outstanding note balance to $425,000.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 2, 2018. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Bright Mountain Media is a digital media holding company for online publications, services and software primarily focused on serving a young, male audience as well as brands trying to reach them. We do this by connecting advertisers and brands with consumers through a full advertising services platform that incorporates an ad network, an ad exchange and 25 websites (owned and operated) that provide content, services and products. In the first quarter of 2018, we delivered over 95 million advertisements on web properties we own and manage. Through our ad network and ad exchange we delivered approximately 804.3 million ads in the first quarter 2018. Bright Mountain Media’s owned and operated websites primarily provide content to active, reserve and retired military audiences as well as law enforcement and first responders and their families. Two of our websites operate as eCommerce platforms, one of which, Bright Watches, is non strategic to the current direction of the business.

A key component of our growth is our continued transition to a full services advertising platform. The ad platform generates revenue from advertisements (ad impressions) placed on our owned and managed sites, as well as from advertisements we place on partner websites, for which we earn a share of the revenue. For this reason, the managerial focus will be on increasing the total number of ad impressions delivered to continue growing our total advertising revenue. Over the past quarters (second quarter in 2017 to the first quarter of 2018), we experienced a 495% increase in the number of total ad impressions delivered, with most of the income following our acquisition of Daily Engage Media. Ad impression growth over the past four consecutive quarters is conveyed in the following graph:

The Bright Mountain Media advertising services platform will include a real-time bidding Ad Exchange when fully developed and implemented. When fully developed, this new platform is expected to have the following capabilities:

●
The ability for advertisers to login and purchase advertising space on a variety of digital publications;

●
Leading targeting technology, allowing advertisers to pinpoint their marketing efforts to reach the military and public safety demographics across desktop, tablet, and mobile devices;

●
The ability to handle any ad format, including video, display, and native advertisements;

●
Ad serving and self-service features for publishers and advertisers; and

●
Server-to-server integration with other ad exchanges for extremely quick transactions with advertisers on other platforms.

This Bright Mountain Media Ad Exchange Network will be a trading desk for publishers and advertisers where they will be able to login and choose from various features to maximize their earning potential. Advertisers will be able to set their budget and choose where their ads will be seen using our filters or by connection directly with publishers through our platform. Publishers will be able to select a variety of ad units for their video, mobile, display and native advertisements and also have the ability to create their own unique ad formats.

In addition to our niche market of military and public safety sectors, we intend to broaden the scope of our partner publishers to include a young male audience, aged 18 to 54, of which there is a population of over 100 million individuals in the United States alone, according to the latest U.S Census Bureau report from 2010.

As a demographic group, we believe that this profile should be attractive to local, national and international companies whose advertising budgets are shifting from print media, radio and television to the internet.

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our comprehensive assets is dependent upon our ability to raise additional sufficient capital. Historically we have been dependent upon loans and equity purchases from our Chief Executive Officer and, to a lesser extent in prior years from other accredited investors, to provide sufficient funds to meet our working capital needs. Beginning in the fourth quarter of 2017 we also expanded our sources to working capital through sales of equity securities in a private placement to accredited investors. During the three months ended March 31, 2018 we raised $200,000 of working capital from our Chief Executive Officer and we raised an additional $705,000 through the sale of our securities in a private placement. Subsequent to March 31, 2018 additional funds of $575,000 were raised in connection with sales of equity securities in this private placement. While we estimate that we need a minimum of $1,800,000 in additional working capital to provide sufficient funds to pay our operating expenses and fund our development over the next 12 months, we believe that if we are successful the anticipated revenues from our advertising segment will have a significant impact on our revenues and results of operations in future periods. While we have engaged a placement agent to assist us in raising capital privately on a best efforts basis, we do not have any firm commitments for this capital and any delay in raising sufficient funds will delay the implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, most particularly from our advertising segment, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Going Concern

For the three months ended March 31, 2018, we reported a net loss of $1,044,802, cash used in operating activities of $720,245 and we had an accumulated deficit of $12,863,704 at March 31, 2018. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2017 and 2016 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of operations

	Three months ended March 31, 2018	Three months ended March 31, 2017	% Change
Product sales revenue	$375,286	$551,355	(32)
Advertising revenue	683,058	109,743	522
Total revenues	$1,058,344	$661,098	60
Cost of revenue – products	291,565	372,546	(22)
Cost of revenue - products as a percentage of product sales	78%	68%
Cost of revenue - advertising	510,704	3,510
Cost of revenue – advertising as a percent of advertising revenue	75%	3%
Gross profit	$256,075	$285,042	(10)
Gross profit as a percentage of total revenues	24%	43%
Selling, general and administrative expenses	$1,185,954	$884,203	34
(Loss) from operations	$(929,879)	$(599,161)	55

Revenue

Presently, we generate revenue from two segments: product sales and advertising which includes advertising revenue and subscriptions. Advertising revenues increased 522% for the three months ended March 31, 2018 over the comparable period in 2017 which is attributable to the impact of the acquisition of Daily Engage Media in mid-September 2017. Sales by the Daily Engage business totaled $636,511 during the first three months of 2018 compared to their pre-acquisition sales of $563,618 for the first three months of 2017, as included in our pro-forma disclosure in Note 3 – Acquisitions. While there can be no assurance, we expect a similar increase quarter-over-quarter during the remainder of 2018 resulting from this acquisition.

Consistent with our business model, which now focuses on our advertising segment, revenues related to product sales decreased during the three months ended March 31, 2018 from the comparable period in 2017. In particular the decrease in watch sales is a result of the watch business focusing on higher margin sales of watches as well as the focus of the Black Helmet business on the future launch of its subscription sales program that will begin offering “mystery” boxes to its customers. This sales program is scheduled to be fully implemented in July 2018.

The table below provides the revenue and cost of revenue for the two business segments.

	For the three months ended			For the three months ended
	March 31, 2018			March 31, 2017
	Products	Services	Total	Products	Services	Total
Revenue	$375,286	$683,058	$1,058,344	$551,355	$109,743	$661,098
Cost of Revenue	291,565	510,704	802,269	372,546	3,510	376,056
Gross Profit	$83,721	$172,354	$256,075	$178,809	$106,233	$285,042

Cost of Revenue

Cost of revenue as a percentage of product sales increased overall in the first quarter of 2018 compared to the comparable period in 2017 as a result of the variance in the gross profit margin in the Black Helmet product line.

Historically, with respect to our advertising segment, we did not recognize any cost of sales for this segment. However, as a result of the expansion of the operations in this segment during the fourth quarter of 2017, we now incur costs of sales associated with this segment which includes revenue share payments to media providers and website publishers.

See the table above for the cost of revenue for the two business segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately 34% for the three months ended March 31, 2018 from the comparable period in 2017. Our selling, general and administrative expenses were 112% and 134% of our total revenues for the three months ended March 31, 2018 and 2017, respectively.

A significant portion of our selling, general and administrative expenses between periods was attributable to non-cash expenses recognized during the three months ended March 31, 2018 and 2017 including amortization expense attributable to intangible assets acquired of $112,723 and $75,806, respectively, and amortization of debt discounts of $47,712 and $28,887. In addition, stock options compensation expense totaled $7,344 and $38,259 in the first three months of 2018 and 2017, respectively. For the three months ended March 31, 2018 and 2017, advertising, marketing and promotion expense was $60,923 and $92,288, respectively. A large portion of the increase is related to the costs of operating Daily Engage Media and the required working capital it takes to grow the business

Selling, general and administrative expenses are expected to continue to increase as we execute our planned growth strategy of implementing the Bright Mountain Media Ad Exchange Network which will include additional administrative support. Subject to the availability of additional working capital, the Company also intends to add administrative staff to its accounting department to improve controls over its accounting and reporting processes.

Total other income (expense)

Total other income (expense) primarily reflects interest expense associated with our borrowings under a nonconvertible notes payable. Interest under these notes totaled $115,211 and $84,168, inclusive of $52,025 in amortization of the related debt discount, for the three months ended March 31, 2018 and 2017, respectively. The decrease in the interest over the two periods is related to an amendment of a note payable in September 2017, where the interest rate was reduced from 25% to 10% and the amortization of discounts on convertible notes.

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

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended
	March 31,
unaudited	2018	2017
Net (loss)	$(1,044,802)	$(683,247)
plus:
Stock compensation expense	7,344	38,259
Stock issued for services	95,552	3,060
Adjusted net (loss):	$(941,906)	$(641,928)
Depreciation expense	6,339	5,489
Amortization expense	112,723	75,806
Amortization on debt discount	47,712	28,887
Interest Expense	12,347	55,281
Adjusted EBITDA:	(762,785)	$(476,465)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2018 the Company had a balance of cash of $166,267 and working capital deficit of $340,330 as compared to cash of $140,022 and working capital deficit of $383,192 at December 31, 2017. The increases in cash and reduction in the working capital deficit is a result of funding from our private placement memorandum during the first quarter of 2018, that will continue to provide funding throughout the second quarter. Our current assets decreased 6.2% at March 31, 2018 from December 31, 2017 which is mostly reflective of our decrease in watch inventory, with a slight offset for the increase in cash. Our current liabilities decreased by 7.1% at March 31, 2018 from December 31, 2017 which primarily reflects a decrease in accounts payable, accrued expenses and premium finance loan payable, offset by a slight increase in our note payables.

During the first quarter of 2018 and 2017 our average monthly negative cash flow was approximately $240,000 and $150,000, respectively. As we continue our efforts to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In the first quarter of 2018 we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2017. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at March 31, 2018.

Our operations do not provide sufficient cash to pay our cash operating expenses. If we are unable to increase our revenues to a level which provides sufficient funds to pay our operating expenses without relying upon loans or equity investments from a related party, as well as to pay our obligations as they become due, our ability to continue to as a going concern is in jeopardy.

Cash flows

Net cash flows used in operating activities totaled $720,245 and $445,058 for the three month periods ending March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, we used cash primarily to fund our net loss of $1,044,802 for the period, with an offset for the reduction in inventory purchases and increase in accounts payable for the period offset by a decrease in accounts receivable.  During the three months ended March 31, 2017, we used cash primarily to fund our net loss of $683,247 for the period as well as an increase in inventory of approximately $82,000.  The increase in inventory was attributable to our acquisition of the Black Helmet Apparel business acquired in December 2016.

Net cash flows used in investing activities totaled $1,023 and $8,035 for the first three months of 2018 and 2017, respectively. This decrease is attributable to less fixed asset purchases in the 2018 period.

Net cash flows provided from financing activities totaled $747,513 and $324,758 during the three month periods ending March 31, 2018 and 2017, respectively. During the three months of 2018 the Company raised $705,000 through a the sale of equity securities in a private placement memorandum and $200,000 through the sale of shares of 10% Series E convertible preferred stock to our CEO, and we paid cash dividends of $14,763 to Mr. Speyer on shares of preferred stock owned by him and made repayments of $26,191 in insurance premium financing notes. During the first quarter 2017, the Company received $350,000 under a series of 12%, 5 year convertible notes issued to our Chief Executive Officer.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer, who also serves as our principal financial and accounting officer,, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During April and May of 2018 we sold an aggregate of 1,437,500 units of our securities to seven accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of the act and Rule 506(b) of Regulation D, resulting in gross proceeds to us of $575,000.  Each Unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five year warrant to purchase one share of common stock at an exercise price of $0.65 per share.  Spartan Capital Securities, LLC, a broker-dealer and member of FINRA, served as placement agent for us in this offering.  As compensation for its services, we paid Spartan Capital Securities, LLC cash commissions totaling $57,500 and issued it five year placement agent warrants to purchase an aggregate of 143,750 shares of our common stock at an exercise price of $0.65 per share.  After payment of our offering expenses including legal, accounting, printing and other related expenses, we are using the net proceeds for working capital.

During the January 1, 2018 to March 31, 2018 period, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 500,000 shares of Series E Stock at a purchase price of $0.40 per share. The Company used the proceeds from these sales for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.  OTHER INFORMATION.

In accordance with the terms of Mr. Kip Speyer’s employment agreement, as amended, he earned a performance bonus of $41,250 in 2017. In May 2018 he volunteered that payment of this amount could be made in eight monthly installments in lieu of a lump sum payment.

ITEM 6.  EXHIBITS.

No.	Description
16.1	Letter dated April 25, 2018 from Liggett & Webb, P.A. (incorporated by reference to the Current Report on Form 8-K as filed on April 26, 2018).
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer*

101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
———————
*
filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

May 21, 2018	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer