Form 10-Q
period 2018-06-30
Bright Mountain Media, Inc.
filed 2018-08-20
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

As of August 20, 2018 the registrant had 51,003,864 shares of its common stock outstanding.

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

●
control of our company by our management; and

●
the impact of diversion of management’s time and increased legal fees as we pursue out litigation against the former owners of Daily Engage Media.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2018” refers to the three months ended June 30, 2018, "second quarter of 2017" refers to the three months ended June 30, 2017, “2018” refers to the year ending December 31, 2018 and “2017” refers to the year ended December 31, 2017. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and Cash Equivalents	$377,779	$140,022
Accounts Receivable, net	824,029	879,770
Inventories, net	409,977	611,468
Prepaid Expenses and Other Current Assets	60,328	145,732
Total current assets	1,672,113	1,776,992
Property and Equipment, net	76,510	89,500
Website Acquisition Assets, net	279,421	393,417
Intangible Assets, net	868,596	967,774
Goodwill	446,426	446,426
Other Assets	40,833	44,608
Total assets	$3,383,899	$3,718,717
	0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts Payable	$901,517	$1,172,827
Accrued Expenses	108,420	90,000
Accrued Interest – Related Party	16,550	—
Premium Finance Loan Payable	21,639	63,133
Deferred Rent - Short Term	4,231	2,468
Deferred Revenues	7,187	9,735
Long Term Debt, Current Portion	577,420	767,071
Total Current Liabilities	1,636,964	2,105,234

Long term Deferred Rent	14,455	16,418
Long Term Debt to Related Parties, net	1,299,863	1,198,893
Long Term Debt, net of Current Portion	—	54,950
Total liabilities	2,951,282	3,375,495
Commitments and contingencies
Shareholders' Equity
Preferred Stock, par value $0.01, 20,000,000 shares authorized,
Series A, 2,000,000 shares designated, 100,000 and
100,000 shares issued and outstanding	1,000	1,000
Series B, 1,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series C, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series D, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series E, 2,500,000 shares designated,
2,012,500 and 1,375,000 issued and outstanding	20,125	13,750
Common stock, par value $0.01, 324,000,000 shares authorized,
51,003,864 and 46,168,864 issued and outstanding	510,039	461,689
Additional Paid-In capital	13,603,663	11,685,685
Accumulated Deficit	(13,702,210)	(11,818,902)
Total shareholders' equity	432,617	343,222
Total liabilities and shareholders' equity	$3,383,899	$3,718,717

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Product	$318,765	$572,931	$694,051	$1,124,286
Advertising	291,276	93,890	974,334	203,633
Total revenues	610,041	666,821	1,668,385	1,327,919

Cost of revenue
Products	238,953	365,411	530,518	737,957
Advertising	182,865	—	693,569	3,510
Total cost of revenue	421,818	365,411	1,224,087	741,467
Gross profit	188,223	301,410	444,298	586,452

Selling, general and administrative expenses	1,011,510	1,064,765	2,101,912	1,948,968

Loss from operations	(823,287)	(763,355)	(1,657,614)	(1,362,516)

Other income (expense)
Interest income	729	137	1,017	219
Interest expense	(9,851)	(34,591)	(25,204)	(69,751)
Interest expense - related party	(101,650)	(76,124)	(201,507)	(125,132)
Total other income (expense)	(110,772)	(110,578)	(225,694)	(194,664)

Net Loss	(934,059)	(873,933)	(1,883,308)	(1,557,180)

Preferred stock dividends
Series A and Series E preferred stock	18,742	754	33,505	2,727
Total preferred stock dividends	18,742	754	33,505	2,727

Net loss attributable to common shareholders	$(952,801)	$(874,687)	$(1,916,813)	$(1,559,907)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average shares outstanding - basic and diluted	48,192,461	44,936,196	48,192,461	44,925,043

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2018
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	1,475,000	$14,750	46,168,864	$461,689	$11,685,685	$(11,818,902)	$343,222

Common stock issued for 10% dividend payment pursuant
to Series A preferred stock Subscription Agreements		-	10,000	100	(100)		-
Issuance of Series E preferred stock ($0.40/share)	637,500	6,375			248,625		255,000
Series E 10% preferred stock dividend					(33,505)		(33,505)
Stock option vesting expense					14,208		14,208
Unit issued for cash ($0.40/share)			4,825,000	48,250	1,688,750		1,737,000
Net loss for the six months ended June 30, 2018						(1,883,308)	(1,883,308)

Balance - June 30, 2018	2,112,500	$21,125	51,003,864	$510,039	$13,603,663	$(13,702,210)	$432,617

See accompanying notes to unaudited condensed consolidated financial statements

Bright Mountain Media, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,883,308)	$(1,557,180)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	12,852	12,148
Amortization of debt discount	106,425	67,268
Amortization of intangibles	213,174	151,542
Stock option compensation expense	14,208	73,838
Common stock and warrants issued for the brokers	—	25,860
Gain on sale of property and equipment	(749)	—
Provision for bad debt	49,139	—
Changes in operating assets and liabilities:
Accounts receivable	(12,922)	33,499
Inventory	201,491	60,497
Prepaid expenses and other current assets	85,404	52,848
Other assets	3,775	108,903
Accounts payable and accrued expense	(275,511)	(63,416)
Accrued interest	18,420	62,847
Accrued interest - related party	16,550	6,858
Deferred rents	(201)	15,976
Deferred revenue	(2,548)	—
Net cash used in operating activities	(1,453,801)	(948,512)

Cash flows from investing activities:
Purchase of property and equipment	(1,213)	(14,305)
Cash received for sale of property and equipment	2,100	—
Net cash provided by (used in) investing activities	887	(14,305)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	255,000	—
Proceeds from issuance of common stock, net of commissions	1,737,000	—
Repayments on insurance premium notes payable	(41,494)	(48,949)
Dividend payments	(33,505)	—
Principal payment on Notes Payable	(226,330)	—
Long-term debt - Related parties	—	950,000
Net cash provided by financing activities	1,690,671	901,051

Net increase (decrease) in cash	237,757	(61,766)
Cash and cash equivalents at beginning of period	140,022	162,795
Cash and cash equivalents at end of period	$377,779	$101,029

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$104,710	$52,400

Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$—	$42,362
Debt discount on convertible notes payable	$—	$522,500
Valuation of common stock warrants issued to Spartan	$161,407	—
Accounts receivable charged against notes payable - Daily Engage Media	$19,525	$—

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization and Nature of Operations

Bright Mountain Media, Inc. is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011. Its wholly owned subsidiary, Bright Watches, LLC was formed as a Florida limited liability company in December 2015, and its wholly owned subsidiary Daily Engage Media Group LLC (“Daily Engage Media”) was formed as a New Jersey limited liability company in February 2015. When used herein, the terms "BMTM, the "Company," "we," "us," "our" or "Bright Mountain" refers to Bright Mountain Media, Inc. and its subsidiaries.

Bright Mountain is a digital media holding company whose primary focus is connecting brands with consumers as a full advertising services platform. The Company’s assets include an ad network, an ad exchange platform and 25 websites (owned and/or managed) that provide content, services and products. In addition, the Bright Mountain Media Ad Exchange Network will be fully developed and implemented in the fourth quarter of 2018. The websites are primarily geared for a young, male audience with several that focus on active, reserve and retired military audiences as well as law enforcement and first responders. With the acquisition of Daily Engage Media in September 2017, the Company has acquired the software and expertise to scale this side of the business. Two of our websites operate as e-commerce platforms, one of which, Bright Watches, is non-strategic to the current direction of our business.

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

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2017 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018. The interim condensed consolidated financial statements should be read in conjunction with that report.

Reclassification

Certain reclassifications have been made to the December 31, 2017 consolidated balance sheet to conform to the June 30, 2018 consolidated balance sheet presentation.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets and the valuation of equity based transactions.

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
JUNE 30, 2018
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

●
Advertising revenue is received directly from companies who pay the Company a monthly fee for advertising space and;

●
Advertising revenues are generated by users “clicking” on website advertisements utilizing several ad network partners. Revenues are recognized net of their fees for Company owned websites upon receipt of payment by the ad network partner since the revenue is not determinable until it is received.

Our advertising revenue generated from the Daily Engage and Bright Mountain businesses are consistent with the above section. However, the two scenarios that arise from revenue generation and recognition include our owned and operated website advertising revenue which requires little to no cost of revenue, as well as advertising on non-owned websites which creates costs to those website owners and the Company makes a range of 18% to 20% of the gross revenues on these contractual agreements.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Cost of Revenues

Components of costs of revenues for the products segment include product costs, shipping costs to customers and any inventory adjustments for product sales. Cost of revenue for the advertising segment consists of revenue share payments to media providers and website publishers that are directly related to a revenue generating event. The Company becomes obligated to make the revenue share payments in the period the advertising impressions, click throughs, actions or lead-based information are delivered or occur. The Daily Engage Media portion of the advertising segment cost of revenue consists of revenue share payments to media providers and website publishers that are directly related to a revenue generating event. The Company becomes obligated to make the revenue share payments in the period the advertising impressions, click throughs, actions or lead-based information are delivered or occur.

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

For the three and six months ended June 30, 2018 and 2017, all platform and website development costs have been expensed.

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
JUNE 30, 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Website acquisition costs are amortized over three years and intangible assets are amortized over up to eight years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business. Amortization expense is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50, “Equity-Based Payments to Non-Employees.” The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of the Company's stock price, as well as highly subjective assumptions, including the expected life of the option and the expected stock price volatility based on peer companies. Additionally, the recognition of expense requires the estimation of the number of awards that will ultimately vest and the number of awards that will ultimately be forfeited. The fair value of the Company's common stock, for purposes of determining the grant date fair value of option, has been determined by using the closing market price per share of common stock as quoted on the date of grant. Non- cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. The Company recorded $7,340 and $58,379 stock-based compensation expense for the three months ended June 30, 2018 and 2017 and $14,208 and $73,838 for the 6 months ended June 30, 2018 and 2017, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three and six months ended June 30, 2018 and 2017, advertising, marketing and promotion expense was $74,964 and $72,945 and $135,887 and $165,233, respectively.

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
JUNE 30, 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of June 30, 2018, tax years 2017, 2016, and 2015 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10 “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of June 30, 2018 and 2017, there were approximately 2,027,000 and 2,177,000 common stock equivalent shares outstanding as stock options, respectively and 5,307,500 and 0 common stock equivalent shares outstanding from warrants to purchase common shares, respectively, 2,112,500 and 100,000 common stock equivalents from the conversion of preferred stock, respectively, and 4,070,000 and 3,050,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized, as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the Company in accordance with the ASC 280-10 The Company's two segments are product sales and advertising as of June 30, 2018. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay, and through our proprietary websites and our retail location. The advertising segment is focused on producing advertising revenue generated by users “clicking on” and/or viewing website advertisements utilizing several ad network partners and direct advertisers.

Recent Accounting Pronouncements

May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We are currently reviewing the provisions of this ASU and subsequent updates and evaluating the potential impact on our results of operations, cash flows or financial condition as well as related disclosures. As an emerging growth company, we have elected to adopt this guidance under the private company guidelines, which will go into effect on January 1, 2019.

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
JUNE 30, 2018
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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 2 - GOING CONCERN.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of ($1,883,308) and used net cash in operating activities of ($1,453,801) for the six months ended June 30, 2018. The Company had an accumulated deficit of ($13,702,210) at June 30, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital from related parties to sustain its current level of operations.

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

NOTE 3 – ACQUISITIONS.

On September 19, 2017 the Company, Daily Engage Media, and the owners of the membership interests in Daily Engage Media entered into an Amended and Restated Membership Interest Purchase Agreement (the “Daily Engage Purchase Agreement”) under which the Company acquired 100% of the membership interests of Daily Engage Media in exchange for common stock, promissory notes and the satisfaction of certain debt obligations of the acquired entity totaling approximately $888,000.

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

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 3 – ACQUISITIONS (continued).

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows:

Tangible assets acquired	$361,770
Liabilities assumed	(562,006)
Net liabilities assumed	$(200,236)

Exchange platform	$50,000
Tradename	150,000
Customer relationships	250,000
Non-compete agreements	192,000
Unallocated purchase price	446,426
Total purchase price	$1,088,426

The final accounting for the acquisition is expected to be completed in the third quarter of 2018.

Pro forma results

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of the Daily Engage Media, which was closed in September 2017, had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the business been acquired as of the first day of the periods presented.

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Total revenue	$1,141,444	$2,366,160
Total expenses	(2,159,054)	(4,030,733)
Preferred stock dividend	(754)	(2,727)
Net loss attributable to common shareholders	$(1,018,364)	$(1,667,300)
Basic and diluted net loss per share	$(0.02)	$(0.04)

NOTE 4 – INVENTORIES.

At June 30, 2018 and December 31, 2017 inventories consisted of the following:

	June 30, 2018	December 31, 2017
Product inventory: clocks and watches	$235,834	$453,852
Product inventory: other inventory	196,591	180,064
Total inventory balance	432,425	633,916
Less: inventory allowance for slow moving	(22,448)	(22,448)
Total inventory balance, net	$409,977	$611,468

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS.

At June 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	June 30, 2018	December 31, 2017
Prepaid rent	$18,686	$50,417
Prepaid insurance	39,941	92,322
Prepaid inventory	1,701	2,993
	$60,328	$145,732

NOTE 6 – PROPERTY AND EQUIPMENT.

At June 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful Lives	June 30, 2018	December 31, 2017
Furniture and fixtures	3-5 years	$78,856	$78,994
Computer equipment	3 years	59,511	59,511
Leasehold improvements	5 years	39,384	39,384
Total property and equipment		177,751	177,889
Less: accumulated depreciation		(101,241)	(88,389)
Total property and equipment, net		$76,510	$89,500

Depreciation expense for the three and six months ending June 30, 2018 and 2017, was $6,513 and $6,659 and $12,852 and $12,148, respectively.

NOTE 7 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At June 30, 2018 and December 31, 2017, respectively, website acquisitions, net consisted of the following:

	June 30, 2018	December 31, 2017
Website Acquisition Assets	$1,417,189	$1,417,189
Less: accumulated amortization	(926,571)	(812,575)
Less: accumulated impairment loss	(211,197)	(211,197)
Website Acquisition Assets, net	$279,421	$393,417

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 7 – WEBSITE ACQUSITION AND INTANGIBLE ASSETS (continued).

At June 30, 2018 and December 31, 2017, respectively, intangible assets, net consisted of the following:

	Useful Lives	June 30, 2018	December 31, 2017
Tradename	5 years	$300,000	$300,000
Customer relationships	5 years	502,000	502,000
Non-compete agreements	5-8 years	312,000	312,000
Total Intangible Assets		$1,114,000	$1,114,000
Less: accumulated amortization		(195,177)	(95,999)
Less: accumulated impairment loss		(50,227)	(50,227)
Intangible assets, net		$868,596	$967,774

Amortization expense for the three and six month periods ending June 30, 2018 and 2017 was $100,317 and $75,806 and $213,174 and $151,542, respectively, related to both the website acquisition costs and the intangibles.

NOTE 8 – SEGMENT INFORMATION.

The Company has two identifiable segments as of June 30, 2018; products and advertising. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay, and through our proprietary websites and retail location. The advertising segment is focused on producing advertising revenue generated by users “clicking on” and/or viewing website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to premium versions of our websites and to career postings on one of our websites. The subscription revenues are about 0.7% of the total advertising segment revenue. The following information represents segment activity for the three and six month periods ended June 30, 2018 and 2017.

	For the three months ended			For the three months ended
	June 30, 2018			June 30, 2017
	Products	Advertising	Total	Products	Advertising	Total
Revenues	$318,765	$291,276	$610,041	$572,931	$93,890	$666,821
Intangible amortization	$41,732	$58,585	$100,317	$—	$75,806	$75,806
Depreciation	$3,099	$3,414	$6,513	$5,707	$952	$6,659
Loss from operations	$(342,487)	$(480,800)	$(823,287)	$(445,896)	$(317,459)	$(763,355)
Segment assets	$1,127,473	$2,256,426	$3,383,899	$1,728,881	$784,566	$2,513,447
Purchase of assets	$1,213	$—	$1,213	$14,305	$—	$14,305

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 8 – SEGMENT INFORMATION (continuued).

	For the six months ended			For the six months ended
	June 30, 2018			June 30, 2017
	Products	Advertising	Total	Products	Advertising	Total
Revenues	$694,051	$974,334	$1,668,385	$1,124,286	$203,633	$1,327,919
Intangible amortization	$63,526	$149,648	$213,174	$—	$151,542	$151,542
Depreciation	$5,346	$7,505	$12,852	$10,285	$1,863	$12,148
Loss from operations	$(689,571)	$(968,043)	$(1,657,614)	$(845,275)	$(517,241)	$(1,362,516)
Segment assets	$1,127,473	$2,256,426	$3,383,899	$1,728,881	$784,566	$2,513,447
Purchase of assets	$1,213	—	$1,213	$14,305	—	$14,305

NOTE 9 – NOTES PAYABLE.

Long Term Debt to Related Parties

Between September 2016 and August 2017, the Company issued a series of convertible notes payable to an executive officer and member of our board of directors. The notes mature five years from issuance at which time all principal and interest are payable. Interest rates on the notes range from 6% to 12% and the notes are convertible at any time prior to maturity at conversion prices ranging from $0.40 to 0.50 per share. The Company recognized a beneficial conversion feature when the fair value of the underlying common stock to which the note is convertible into was in excess of the face value of the note. For notes payable under this criteria, the intrinsic value of the beneficial conversion features was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is being amortized to interest over the five-year life of the note using the effective interest method.

The principal balance of these notes payable was $2,035,000 at June 30, 2018 and December 31, 2017 and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $1,018,125. As of June 30, 2018 and December 31, 2017, the total convertible notes payable to related party net of discounts was $1,299,863 and $1,198,893, respectively.

Notes Payable

On November 30, 2016, the Company entered into a promissory note agreement with an unaffiliated party in the principal amount of $500,000. The note is unsecured and carries an interest rate of 10% per annum and matures on June 30, 2018, and the parties have agreed to extend the maturity to December 31,2018. In the event of default of any loan provision, the lender can declare all or any portion of the unpaid principal and interest immediately due and payable. During the six month period ended June 30, 2018 the Company made payments of $205,000, reducing the note balance to $295,000. The Company and the lender have reached an oral agreement, whereby the lender will extend the maturity date to December 31, 2018 and the Company will pay the lender $150,000 in the third quarter of 2018 and the remaining balance plus accrued interest by December 31, 2018. The Company paid $50,000 in July 2018, in accordance with this agreement.

In connection with the acquisition of Daily Engage Media, the Company issued promissory notes totaling $380,000. The notes have no stated interest rate and mature on September 19, 2018. The balance of the notes payable at June 30, 2018 and December 31, 2017 was $225,162 and $254,687, respectively. The Company applied payments made on behalf of the former company for the year ended December 31, 2017 of $125,313 and $19,525 for the six months ended June 30, 2018. In April 2018 the Company paid principal payments of $2,500 to the four note holders, totaling $10,000 and in July 2018, the Company paid $25,000.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 9 – NOTES PAYABLE (continued).

The Company has a note payable originating from a prior website acquisition. At the time of the acquisition, the Company agreed to pay $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of a discount of $32,732. The present value was calculated at a discount rate of 12% using the estimate future revenues. The balance of the note payable at June 30, 2018 and December 31, 2017, was $56,172 and $67,895 net of discounts of $6,364 and $11,820 respectively.

Interest expense on notes payable was $9,851 and $34,591 and $25,204 and $69,751 for the three and six month periods ended June 30, 2018 and 2017, respectively. Amortization of the debt discount of $2,727 and $5,455 and $106,425 and $67,268 for the three and six months ended June 30, 2018 and 2017, respectively.

Interest expense on notes payable – related party was $101,650 and $76,124 and $201,507 and $125,132 for the three and six month periods ended June 30, 2018 and 2017, respectively, inclusive of amortization of debt discount totaled $50,763 and $41,109 and $100,970 and $67,268, respectively.

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

The Company leases retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a two long-term, non-cancellable lease agreement, which contain renewal options. The leases commenced in January 2017 and are in effect for a period of five years. Minimum base rentals total approximately $6,000 per month, escalating 3% per year thereafter. The Company also provided a $10,000 security deposit and prepaid $96,940 in future rents on the facility through the funding of certain leasehold improvements. Prepaid rent totaled $18,686 and $50,417 at June 30, 2018 and December 31, 2017, respectively.

The Company leases a warehouse facility in Orlando, Florida consisting of approximately 2,667 square feet. The lease commenced in April 2016, expiring in April 2021 with an initial base rental rate of $1,641 per month, and escalating at approximately 3% per year thereafter.

Rent expense for the three and six months ended June 30, 2018 and 2017 was $73,836 and $57,249 and $137,926 and $117,925, respectively.

Legal

From time-to-time, we may be involved in litigation or be subject to claims arising out of our operations or content appearing on our websites in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors. See Subsequent Events Note 13 for further discussion and Part II, Item 1. Legal Proceedings

Other Commitments

The Company entered into various contracts or agreements in the normal course of business, which may contain commitments. During the three and six months ended June 30, 2018 and 2017, the Company entered into agreements with third party vendors to supply website content and data, website software development, advertising, public relations, and legal services. All of these commitments contain provisions whereby either party may terminate the agreement with specified notice, normally 30 days, and with no further obligation on the part of either party.

Total payments for the three and six month periods ended June 30, 2018 and 2017 were $80,877 and $37,500 and $112,810 and $90,000, respectively.

Effective June 1, 2014, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). The agreement calls for current base salary of $165,000 per year plus bonuses as awarded by the Board of Director’s. The agreement terminates upon the CEO’s death or disability in the event of which, the Company is obliged to pay one year salary and in the event of death, any unpaid bonuses. Both the Company and the CEO can terminate the agreement and in the case of termination without cause on the part of the Company, the CEO will be entitled to twice his salary plus unpaid bonuses earned.

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

In connection with the Daily Engage Media acquisition, the Company entered into three-year employment agreements with two former members of the entity. Under these agreements, the Company is obliged to pay base salaries of $65,000 and $70,000, respectively to the employees with an increase to $75,000 each in the second year of the agreement as well as bonuses to be paid at the discretion of the board of directors. See Subsequent Events Note 13 for further discussion.

NOTE 11 – SHAREHOLDERS’ EQUITY.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the "Preferred Stock"), issuable in such series and with such designations, rights and preferences as the board of directors may determine. The Company's board of directors has previously designated five series of preferred stock, consisting of 10% Series A Convertible Preferred Stock ("Series A Stock"), 10% Series B Convertible Preferred Stock ("Series B Stock"), 10% Series C Convertible Preferred Stock ("Series C Stock"), 10% Series D Convertible Preferred Stock ("Series D Stock") and 10% Series E Convertible Preferred Stock ("Series E Stock"). At June 30, 2018, there were 100,000 shares of Series A Stock and 2,012,500 shares of Series E Stock issued and outstanding. There are no shares of Series B Stock, Series C Stock or Series D Stock issued and outstanding.

The Series A Stock is senior to all other classes of the Company's securities and has a stated value of $0.50 per share. Holders of shares of Series A Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each 10 shares of Series A Stock, payable annually the 10th business day of January. The shares of Series A Stock are redeemable at the Company's option upon 20 days’ notice for an amount equal to the amount of capital invested. In January 2018 the Company paid 10,000 shares of common stock dividends to the Series A Stockholder of record as dividends on the Series A Stock.

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
JUNE 30, 2018
(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

In September 2017, Mr. W. Kip Speyer, an executive officer and member of our board of directors, purchased an aggregate of 500,000 shares of Series E Stock at a purchase price of $0.40 per share. The Company used the proceeds from these sales for working capital.

During the six months ended June 30, 2018 periods, Mr. W. Kip Speyer, an executive officer and member of our board of directors, purchased an aggregate of 637,500 shares of Series E Stock at a purchase price of $0.40 per share. The Company used the proceeds from these sales for working capital.

Stock issued for cash

In August 2017 the Company issued 125,000 shares of its common stock for $50,000 or $0.40 per share to a private investor.

Between January 2018 and June 2018, the Company sold an aggregate of 4,825,000 units of its securities to 28 accredited investors in a private placement resulting in gross proceeds to the Company of $1,930,000.  Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share.  Spartan Capital Securities, LLC (“Spartan”), a broker-dealer and member of FINRA, served as placement agent for the Company in this offering.  As compensation for its services, the Company paid Spartan commissions totaling $193,000, included in the Company’s condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2018.

In, addition, the Company issued Spartan five-year placement agent warrants to purchase an aggregate of 482,500 shares of the Company's common stock at an exercise price of $0.65 per share. During the period January 2018 to March 2018, warrants to purchase an aggregate of 176,250 of the Company's common stock were valued at $95,552 using the Black-Scholes model to value the warrants based on a risk-free rate of l 0% based on recent borrowing costs and a volatility of 214%. The Company recorded the warrants as professional fees in the condensed consolidated statement of operations however management subsequently determined that based on the services specified in the agreement, the fees incurred from the warrant issuance were solely for the purpose of raising capital in connection with the private placement discussed above. As a result, the fees are considered an offering cost and should have been reflected as a component of shareholders' equity for the period ended June 30, 2018. The net impact of this adjustment on the interim period financials statements was not significant.

During the 2nd quarter of 2018, upon reviewing similar companies in our industry, management determined that the volatility and risk-free rate utilized was significantly higher than our peers. The Company used a 2% risk-free interest rate and a volatility of approximately 62% for the valuation of the warrants issued during the period. Based on this, during the period from April 2018 to June 2018, warrants to purchase an aggregate of 306,250 of the Company's common stock were valued at $100,256. Management believes the current assumptions are more in-line with our peer group and closer to our anticipated results.

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
JUNE 30, 2018
(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

Stock Incentive Plan and Stock Option Grants to Employees and Directors

The Company recorded $7,344 and $26,195 stock compensation for the three months ended June 30, 2018 and 2017 and $14,208 and $53,653 for the six months ended June 30, 2018 and 2017, respectively. The stock compensation expense has been recognized as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

As of June 30, 2018 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $21,599 to be recognized through August 2020.

A summary of the Company's stock option activity during the six months ended June 30, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2017	2,027,000	$0.37	5.4	$543,626
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, June 30, 2018	2,027,000	$0.37	4.9	$654,446
Exercisable at June 30, 2018	1,801,500	$0.38	4.6	$643,871

Summarized information with respect to options outstanding under the three option plans at June 30, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Remaining Average Conversion Life (In Years)
0.14 - 0.24	720,000	0.9	$0.14	720,000	$0.14	1.0
0.25 - 0.49	351,000	0.8	$0.28	351,000	$0.28	.09
0.50 - 0.85	956,000	3.2	$0.67	730,500	$0.66	2.7
	2,027,000	4.9	$0.37	1,801,500	$0.38	4.6

NOTE 12 – CONCENTRATIONS.

The Company has historically purchased a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During the six months ended June 30, 2018, purchases from Botta, Citizens, Bulova and Pierre Laurent accounted for approximately 17%, 15%,19% and 11%, of the watch products purchased, respectively, as compared to 57% and 19%, for Citizens and Bulova, respectively, for the six months ended June 30, 2017.

Three Black Helmet Apparel vendors have been identified as having a high concentration. During the six months ended June 30, 2018 purchases from Pukka, Enemy Ink, and TSF Sportswear, LLC accounted for 10%, 27%, and 25% of the Black Helmet products purchased, respectively.

Although we continue to add additional product vendors and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these three vendors, the loss of one of these two vendors could adversely affect the Company's operations.

BRIGHT MOUNTAIN MEDIA, INC., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 12 – CONCENTRATIONS (continued).

The Company generates revenues from two segments: product sales and advertising. The sharp increase in PayPal/eBay concentration is due to our acquisition of the Black Helmet Apparel business in December 2016. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company's operations.  In addition, a substantial amount of payments for our products sold are processed through PayPal and Amazon. A disruption in PayPal or Amazon payment processing could have an adverse effect on the Company's operations and cash flow.  During the three and six months ended June 30, 2018, PayPal and Amazon accounted for 77% and 23% and 75% and 25%, respectively, of our total product sales as compared to 41% and 44% and 41% and 53% in the three and six months ended June 30, 2017, respectively. The Company replaced the DriveCMS software with Shopify in May 2018 to the Black Helmet website and the revenues attributable to this relationship were 30% for the three months ended June 30, 2018.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2018 and December 31, 2017, respectively, the Company had no cash balances in excess of the FDIC insured limit.

Concentration of Funding

During the six months ended June 30, 2018, the Company's funding was provided primarily through the sale of 4,825,000 units of our securities to 28 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of the act and Rule 506(b) of Regulation D, resulting in gross proceeds to us of $1,930,000.  Each Unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five year warrant to purchase one share of common stock at an exercise price of $0.65 per share.  Spartan, a broker-dealer and member of FINRA, served as placement agent for us in this offering.  As compensation for its services, we paid Spartan cash commissions totaling $193,000 and issued five-year placement agent warrants to purchase an aggregate of 482,500 shares of our common stock at an exercise price of $0.65 per share.  After payment of our offering expenses including legal, accounting, printing and other related expenses, we are using the net proceeds for working capital.

Between January 2018 and June 2018, Mr. W. Kip Speyer, an executive officer and member of our board of directors, an aggregate of 637,500 shares of our 10% Series E convertible preferred stock, resulting in gross proceeds to us of $255,000. We did not pay any commissions or finders fees, and the sales were made to Mr. Speyer, an accredited investor, in transactions exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act.

NOTE 13 – SUBSEQUENT EVENTS.

On July 13, 2018 and August 15, 2018 Mr. W. Kip Speyer, an executive officer and member of our board of directors, purchased an aggregate of 200,000 shares of Series E Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock as described in Note 11. The Company used the proceeds from these sales for working capital.

Effective July 18, 2018 we terminated the employment agreements with each of Messrs. Harry G. Pagoulatos and George G. Rezitis for cause. Messrs. Pagoulatos and Rezitis had been employed by us as chief operating officer and chief technology officer, respectively, of our Daily Engage Media subsidiary since our acquisition of that company in September 2017. Mr. Todd Speyer, our Vice President, Digital and a member of our board of directors, has assumed operating responsibilities for Daily Engage Media. We do not expect that these terminations will result in any material, long-term change in the operations of Daily Engage Media.

In connection with the matters which lead to our termination for cause of Messrs. Pagoulatos and Rezitis, in July 2018 we filed a verified complaint for injunctive relief and damages against Messrs. Pagoulatos and Rezitis in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida alleging their failure, among other things, to provide us with certain login codes and passwords as well as reporting other current information about Daily Engage Media’s business. In this matter, we are seeking an injunction and monetary damages and intend to aggressively pursue our remedies.

In July 2018 Messrs. Pagoulatos and Rezitis, along with a third party who had been a minority owner in Daily Engage Media prior to our acquisition of that company, filed a complaint in the U.S. District Court, District of New Jersey, against the Company and our CEO, seeking compensatory and punitive damages and attorneys’ fees, among other items, and alleging, among other items, fraud and breach of contract. While we vehemently deny all allegations in the complaint and deem them to be baseless, we will immediately pursue a change of venue to Palm Beach County, Florida, the venue specified in both the acquisition agreement for the Daily Engage Media transaction as well as the employment agreements with Messrs. Pagoulatos and Rezitis. At the appropriate juncture, we also intend to serve a Rule 11 Motion for sanctions based upon the fact that the complaint contains frivolous arguments and/or arguments with no evidentiary support.

The Company intends to evaluate the intangible assets specifically related to the non-compete for the above individuals during the third quarter of 2018. The Company does not intend to accrue any liability for severance compensation to these individuals under their employment agreements, as they were “terminated for cause” within the terms of their respective employment agreements.

In July 2018, the Company paid $25,000 to four noteholders related to our acquisition of Daily Engage Media prior to the terminations discussed above. Three of the four promissory notes issued in the acquisition are not anticipated to be settled pending the settlement of, conclusion of, litigation described under Part II, Item 1 Legal Matters and Note 10.

On July 12, 2018 the Company paid $50,000 on the $500,000 Promissory Note in accordance with the oral agreement to extend the Note to December 31, 2018.  The oral agreement also stipulates that the Company will pay the lender $150,000 in the third quarter of 2018 and the remaining balance plus accrued interest on the maturity date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended June 30, 2018 and 2017 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 2, 2018 (the “2017 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three and six months ended June 30, 2018 and 2017 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2017 is derived from our audited consolidated financial statements appearing in the 2017 10-K.

Executive Overview of Second Quarter 2018 Results

Our key user metrics and financial results for the second quarter of 2018 are as follows:

User metrics:

●
Quarterly ad impressions delivered were approximately 336.9 million in the second quarter of 2018, a 149% increase over the second quarter 2017 and 58% decrease from the first quarter of 2018.
●
Delivered over 74 million advertisements on our owned and managed websites.

Second quarter 2018 financial results:

●
Total revenue decreased 9% when compared to the second quarter of 2017;
●
Advertising revenue increased 210% in the second quarter of 2018 from the second quarter of 2017;
●
Product sales revenue decreased 44% in the second quarter of 2018 from the second quarter of 2018 which reflects our shift in emphasis to our advertising segment;
●
Gross profit decreased 38% in the second quarter of 2018 from the second quarter of 2017 due to the September 2017 acquisition of Daily Engage Media and lower margins on product sales.
●
Selling, general and administrative expenses decreased 14% in the second quarter 2018 from the second quarter of 2017;
●
Loss from operations was $823,287 for the second quarter of 2018 as compared to $763,355 for the comparable period in 2017;
●
Net loss attributable to common stockholders was $952,801 for the second quarter of 2018 as compared to $874,687 for the comparable period in 2017;
●
Adjusted EBITDA was $(708,865) for the second quarter of 2018 as compared to $(652,374) for the comparable period in 2017; and
●
Net cash used in operations was $1,453,801 for the first six months of 2018 as compared to $948,512 for the first six months of 2017.

Overview

Bright Mountain Media is a digital media holding company for online publications, services and software primarily focused on serving a young, male audience as well as brands trying to reach them. We do this by connecting advertisers and brands with consumers through a full advertising services platform that incorporates an ad network, an ad exchange and 25 websites (owned and operated) that provide content, services and products. Bright Mountain Media’s owned and managed websites primarily provide content to active, reserve and retired military audiences as well as law enforcement and first responders and their families.

We generate revenue from two segments: advertising and product sales. The ad platform generates revenue from advertisements (ad impressions) placed on our owned and managed sites, as well as from advertisements we place on partner websites, for which we earn a share of the revenue. Product sales revenues includes revenues from two of our websites that operate as e-commerce platforms, including Bright Watches and Black Helmet, as well as Daily Engage Media and sales of products from Bright Watches’ retail location. As described in “Key Initiatives” appearing later in this section, the operations of Bright Watches is non-strategic to our current business direction.

A key component of our growth is our continued transition to a full services advertising platform. The Bright Mountain advertising services platform will include a real-time bidding Ad Exchange when fully developed and implemented. When fully developed, this new platform is expected to have the following capabilities:

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

Key initiatives

Our growth strategy is based upon:

●
completing and launching the Bright Mountain Media Ad Exchange Network;

●
expanding our sales through organic growth;

●
continuing to pursue acquisition candidates that are strategic our business plan;

●
evaluating expenses attributed to our non-strategic business lines; and

●
continuing to automate our processes and reduce overhead where possible without impacting our customer experience

Key metrics

The following graph summarizes our quarterly revenue growth since the fourth quarter of 2012 thought the second quarter of 2018:

In addition, over the past quarters (second quarter in 2017 to the second quarter of 2018), we experienced a 149% increase in the number of total ad impressions delivered, with most of the increase following our acquisition of Daily Engage Media. The change in ad impression over the past four consecutive quarters is conveyed in the following graph:

Results of operations

Revenue

	For the three months ended				Six months ended
	June 30,				June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Advertising	$291,276	$93,890	$197,386	210%	$974,334	$203,633	$770,701	378%
Product sales	318,765	572,931	(254,166)	(44)%	694,051	1,124,286	(430,235)	(38)%
Total revenue	$610,041	$666,821	$(56,780)	(9)%	$1,668,385	$1,327,919	$340,466	26%

The increase in advertising revenues is attributable to the impact of the acquisition of Daily Engage Media in mid-September 2017. Sales by the Daily Engage Media business totaled $276,650 and $913,160 during the three and six months ended June 30, 2018 compared to their pre-acquisition sales of $580,838 and $790,037 for the three and six months ended June 30,2017, as included in our pro-forma disclosure in Note 3 – Acquisitions. Sales for the second quarter of 2018 were lower than the prior period in 2017 because the chief operating officer and the chief technology officer of the Daily Engage Media subsidiary having failed to discharge their duties and took actions to the detriment of the Company subsequent to June 30, 2018 these individuals were terminated for cause for their malfeasance during the second quarter of 2018 as described later in this report under Part II, Item 1. Legal Proceedings. Mr. Todd Speyer, our Vice President, Digital and a member of our board of directors, has assumed operating control of Daily Engage Media, and he is assisted by Mr. Vinay Belani, our consultant in India, through AdsRemedy, who provides support services to us. While there can be no assurances, however, with the termination of Messrs. Pagoulatos and Rezitis for cause, we expect an increase quarter-over-quarter during the remainder of 2018 resulting from this acquisition.

Consistent with our business model, which now focuses on our advertising segment, revenues related to product sales decreased during 2018 from the comparable periods in 2017. In particular the decrease in watch sales is a result of the Company’s watch business focusing on higher margin sales of watches and the focus of the Black Helmet business on the future launch of its subscription sales program that will begin offering “mystery” boxes to its customers. This sales program is scheduled to be fully implemented in the second half of 2018.

Cost of Revenue and Gross Profit Margins

	For the three months ended				Six months ended
	June 30,				June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Advertising	$182,865	$–	$182,865	100%	$693,569	$3,510	$690,059	19,660%
Product sales	238,953	365,411	(126,458)	(35)%	530,518	737,957	(207,439)	(28%)
Total cost of revenue	$421,818	$365,411	$56,407	15%	$1,224,087	$741,467	$482,620	65%

Advertising revenues gross profit margin	37%	100%			29%	34%
Product sales gross profit margin	25%	36%			24%	98%

Historically, with respect to our advertising segment, we did not recognize any cost of sales for this segment. However, as a result of the expansion of the operations in this segment during the fourth quarter of 2017 related to the Daily Engage Media acquisition, we now incur costs of sales associated with this segment which includes revenue share payments to media providers and website publishers.

Gross profit from product sales decreased in the 2018 periods compared to the same periods in 2017 as a result of the Company’s change in the watch business model related to the Black Helmet product line. The Company is currently selling its previous inventory at a lower margin as it directs its resources to its advertising segment.

Selling, General and Administrative Expenses

	For the three months ended				For the six months ended
	June 30				June 30,
	2018	2017	Change	% Change	2018	2017	Change	% of Change
Selling, general and administrative expenses	$1,011,510	$1,064,765	$(53,255)	(5)%	$2,101,912	$1,948,968	$152,944	8%
SG&A as a percentage of total revenues	165%	160%			126%	147%

The primary components of selling, general and administrate expenses are attributable to the period to period changes including salaries and wages, non-cash stock-based compensation, rent, website development expenses, bad debt expense and non-cash amortization of intangibles, as well as a one-time charge in the 2017 period. The higher salaries and wages, bad debt and rent expense in the 2018 periods reflects the impact of the Daily Engage Media acquisition in September 2017. Website development expense increased in the six months ended June 30, 2018 from the comparable period in 2017 related to the development of various websites completed during the first quarter. The website development expense for three month period ended June 30, 2018 compared to the 2017 period declined, as the work was completed. Non-cash stock-based compensation decreased in both the 2018 periods from the comparable 2017 periods, however, non-cash amortization of intangible expense increased in both of the 2018 periods related to the intangible assets acquired in the Daily Engage Media acquisition in September 2017. Finally, we recognized a one-time write-off of deferred offering expenses of $108,903 in the second quarter of 2017 related to a secondary public offering that was not completed for which there was no comparable expense in 2018.

Selling, general and administrative expenses are expected to continue to increase as we execute our planned growth strategy of implementing the Bright Mountain Media Ad Exchange Network which will include additional administrative support, which will be offset by the reduction in salary expenses related to Messrs. Pagoulatos and Rezitis following our termination of these employees for cause in July 2018. Subject to the availability of additional working capital, the Company also intends to add administrative staff to its accounting department to improve controls over its accounting and reporting processes.

Total other income (expense)

Total other income (expense) for the three and six months ended June 30, 2018 and 2017 primarily reflects interest expense associated with our borrowings under a convertible notes payable. Interest under these notes, inclusive of $53,335 and $45,108 and $50,763 and $100,970 in amortization of the related debt discount, for the three and six months ended June 30, 2018 and 2017, respectively.

               In addition, the Company recorded interest expense of $9,851 and $34,591 and $25,200 and $69,751 for the three and six months ended June 30, 2018 and 2017, respectively on a $500,000 10% note payable issued in November, 2016 which matures in December, 2018 pursuant to an oral extension provided by the lender.

Non-GAAP financial measure

We report adjusted net (loss) to measure our overall results because we believe it better reflects our net results by excluding the impact of non-cash equity-based compensation. We use Adjusted EBITDA to measure our operations by excluding interest and certain additional non-cash expenses. These measures are one of the primary metrics by which we evaluate the performance of our business, on which our internal budgets are based. We believe the presentation of adjusted net (loss) and Adjusted EBITDA enhances our investors’ overall understanding of the financial performance of our business.

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

There was a sharp decrease in the interest expense from 2017 to 2018 because of the change of the interest rate from 25% to 10% on the $500,000 promissory note.

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
unaudited	2018	2017	2018	2017
Net loss	$(934,059)	$(873,933)	$(1,883,308)	$(1,557,180)
plus:
Stock compensation expense	6,863	5,579	14,208	73,838
Stock issued for services	—	22,800	—	25,860
Adjusted net loss	(927,196)	(845,554)	(1,869,100)	(1,457,482)
Depreciation expense	6,513	6,659	12,852	12,148
Amortization expense	100,317	75,806	213,174	151,542
Interest expense	111,501	110,715	226,711	194,883
Adjusted EBITDA	$(708,865)	$(652,374)	$(1,416,363)	$(1,098,909)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at June 30, 2018 as compared to December 31, 2017.

	June 30, 2018	December 31, 2017
Total current assets	$1,672,113	$1,776,992
Total current liabilities	$1,636,964	$2,105,234
Working capital (deficit)	$35,149	$(328,242)

The increases in cash and reduction in the working capital deficit is a result of cash proceeds from the sale of equity securities in a private placement during the first and second quarters of 2018. The slight increase in our current assets is mostly reflective of our decrease in watch inventory and prepaid expenses attributed to lower prepaid rent and insurance, with an increase in cash balances and accounts receivables related to Daily Engage Media. The decrease in our current liabilities primarily reflects a decrease in accounts payable, accrued expenses and premium finance loan payable and note payables.

During the six months ended June 30, 2018 and 2017 our average monthly negative cash flow was approximately $242,000 and $158,000, respectively. As we continue our efforts to grow our business we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In the first quarter of 2018 we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2017. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at June 30, 2018.

We do not have any commitments for capital expenditures. In August 2018 we made an oral agreement with the holder of a promissory note with a remaining balance of $295,000 at June 30, 2018, which is presently past due. To restructure the promissory note requires the Company to repay $150,000 in the third quarter of 2018 and the balance in the fourth quarter of 2018, plus the outstanding 10% interest. We anticipate this oral agreement to be memorialized over the next few weeks. The Company paid in July 2018 $50,000, of the third quarter commitment of $150,000 against the promissory note. The promissory notes payable in the remaining aggregate amount of $225,162 to three members of Daily Engage Media in September 2017 as partial consideration in our acquisition of that entity, which will become due in September 2018, are not anticipated to be settled pending the settlement of, or conclusion of, the litigation described later in this report under Part II, Item 1. Legal Matters. The Company paid $25,000 in July 2018 to the four promissory noteholders prior to the above legal actions.

Going concern and management’s liquidity plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of ($1,883,308) and used net cash in operating activities of ($1,453,801) for the six months ended June 30, 2018. The Company had an accumulated deficit of ($13,702,210) at June 30, 2018.

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

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional sufficient capital sufficient for our short-term and long-term growth plans. Historically we have been dependent upon loans and equity purchases from our Mr. W. Kip Speyer, an executive officer and member of our board of directors, and, during 2018, sales of equity securities to accredited investors, to provide sufficient funds to meet our working capital needs. During the six months ended June 30, 2018 we raised $255,000 of working capital from equity purchases by Mr. Speyer, and an additional $1,930,000 through the sale of our securities in a private placement. While we estimate that we need a minimum of $1.8 to $2.4 million in additional working capital to provide sufficient funds to pay our operating expenses and fund our development over the next 12 months, we believe that if we are successful the anticipated revenues from our advertising segment will have a significant impact on our revenues and results of operations in future periods. While we have engaged a placement agent to assist us in raising capital, the placement agent is acting on a best efforts basis and there are no assurances we will be successful in raising additional capital during the balance of 2018 through the sale of our securities. Any delay in raising sufficient funds will delay the implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, most particularly from our advertising segment, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Summary of cash flows

	June 30, 2018	June 30, 2017
Net cash (used in) operating activities	$(1,453,801)	$(948,512)
Net cash provided by (used in) investing activities	$887	$(14,305)
Net cash provided by financing activities	$1,690,671	$901,051

During the six months ended June 30, 2018, we used cash primarily to fund our net loss of $1,883,308 for the period, with a reduction of $201,000 in inventory purchases and a decrease in prepaid expenses and other assets of $85,000 for the period offset by a decrease in accounts receivable of $13,000 and $276,000 of accounts payable.  During the six months ended June 30, 2017, we used cash primarily to fund our net loss of $1,557,180 for the period as well as a decrease in inventory of approximately $60,000, $109,000 of other assets, $63,000 of accrued interest offset by lower accounts payable of $63,000.  The Company reduced inventory, other assets and payables attributed to the acquisition of Black Helmet Apparel. The Company increased the accrued interest expense attributed to the modified Note discussed above.

The decreases in net cash used in investing activities in both periods is attributable to less fixed asset purchases in the 2018 period.

During the six months of 2018 the Company raised $1,930,000 through a the sale of equity securities in a private placement memorandum and $255,000 through the sale of shares of 10% Series E convertible preferred stock to an executive officer and member of our board of directors, and we paid cash dividends of $33,505 to Mr. Speyer on shares of this series of preferred stock owned by him, and made repayments of $41,494 in insurance premium financing notes. During the six months ended June 30, 2017, the Company received $950,000 under a series of 6% - 12%, 5-year convertible notes issued to an executive officer and member of our board of directors and paid $48,949 on insurance premium notes.

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

Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer, who also serves as our principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

We will continue to monitor our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added to our accounting and administrative staff allowing improved internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

 In connection with the matters which lead to our termination for cause of Messrs. Pagoulatos and Rezitis described below, in July 2018 we filed a verified complaint for injunctive relief and damages against Messrs. Pagoulatos and Rezitis in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida alleging their failure, among other things, to provide us with certain login codes and passwords as well as reporting other current information about Daily Engage Media’s business. In this matter, we are seeking an injunction and monetary damages and intend to aggressively pursue our remedies.

Recently instituted litigation involving Bright Mountain may divert management's time and increase our litigation expense.

In July 2018 Messrs. Pagoulatos and Rezitis, along with a third party who had been a minority owner in Daily Engage Media prior to our acquisition of that company, filed a complaint in the U.S. District Court, District of New Jersey, against our company and our Chief Executive Officer, seeking compensatory and punitive damages and attorneys’ fees, among other items, and alleging, among other items, fraud and breach of contract. While we vehemently deny all allegations in the complaint and deem them to be baseless, we will immediately pursue a change of venue to Palm Beach County, Florida, the venue specified in both the acquisition agreement for the Daily Engage Media transaction as well as the employment agreements with Messrs. Pagoulatos and Rezitis. At the appropriate juncture, we also intend to serve a Rule 11 Motion for sanctions based upon the fact that the complaint contains frivolous arguments or arguments with no evidentiary support.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2017 Form 10-K subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

Recent instituted litigation involving Bright Mountian may divert management's time and increase our litigation expenses.

As described earlier in this report, we are a party to litigation involving the former principals of Daily Engage Media.  While we intend to vigorously pursue this action, there is no assurance that we will be successful in our efforts.  While we do not believe the termination for cause of Messrs. Pagoulatos and Rezitis will have a material adverse impact on Daily Engage Media’s operations, this litigation may divert management resources and we may incur substantial legal fees and costs in future periods as we pursue our claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2018 we sold an aggregate of 1,625,000 units of our securities to 15 accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions provided by Section 4(a)(2) of the act and Rule 506(b) of Regulation D, resulting in gross proceeds to us of $897,500. Each Unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share. Spartan Capital Securities, LLC, a broker-dealer and member of FINRA, served as placement agent for us in this offering. As compensation for its services, we paid Spartan Capital Securities, LLC cash commissions totaling $65,000 and issued it five year placement agent warrants to purchase an aggregate of 162,500 shares of our common stock at an exercise price of $0.65 per share. After payment of our offering expenses including legal, accounting, printing and other related expenses, we are using the net proceeds for working capital.

Between January, 2018 and July 13, 2018 period, we sold Mr. W. Kip Speyer, and member of our board of directors, an aggregate of 737,500 shares of 10% Series E convertible preferred stock at a purchase price of $0.40 per share. Mr. Speyer is an accredited investor and the issuances were exempt from registration under Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act. We did not pay any commissions or finders fees and used the proceeds from these sales for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5. OTHER INFORMATION.

Effective July 18, 2018 we terminated the employment agreements with each of Messrs. Harry G. Pagoulatos and George G. Rezitis for cause. Messrs. Pagoulatos and Rezitis had been employed by us as chief operating officer and chief technology officer, respectively, of our Daily Engage Media subsidiary since our acquisition of that company in September 2017. Mr. Todd Speyer, our Vice President, Digital and a member of our board of directors, has assumed operating responsibilities for Daily Engage Media. We do not expect that these terminations will result in any material, long-term change in the operations of Daily Engage Media.

ITEM 6. EXHIBITS.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation	Form 10	3/31/13	3.3
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/4/15	3.7
3.9	Amended and Restated Bylaws	Form 10	3/31/13	3.2
4.1	Form of unit warrants	10-K	4/2/18	4.1
4.2	Form of placement agent warrants	10-K	4/2/18	4.2
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

August 20, 2018	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer, principal financial and accounting officer