Form 10-Q
period 2018-09-30
Bright Mountain Media, Inc.
filed 2018-11-20
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 20, 2018 the registrant had 57,288,864 shares of its common stock outstanding.

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

● our ability to return revenues from our advertising segment to historic levels;

● a failure to successfully transition to primarily advertising based revenue model;

● the impact of seasonal fluctuations on our revenues;

● once established, our failure to detect advertising fraud;

● our dependence on our relationships with Amazon, Shopify and PayPal;

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

● the impact of diversion of management’s time and increased legal fees as we pursue the litigation against the former owners of Daily Engage Media.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, including the Part II, Item 2, our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 2, 2018 and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2018” refers to the three months ended September 30, 2018, "third quarter of 2017" refers to the three months ended September 30, 2017, “2018” refers to the year ending December 31, 2018 and “2017” refers to the year ended December 31, 2017. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and Cash Equivalents	$553,411	$140,022
Accounts Receivable, net	693,253	879,770
Inventories, net	356,357	611,468
Prepaid Expenses and Other Current Assets, net	343,833	145,732
Total current assets	1,946,854	1,776,992
Property and Equipment, net	68,702	89,500
Website Acquisition Assets, net	192,535	393,417
Intangible Assets, net	561,023	967,774
Goodwill	988,926	446,426
Prepaid Services and Consulting Agreements – Long Term	1,240,000	—
Other Assets	40,670	44,608
Total assets	$5,038,710	$3,718,717
	0
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts Payable	$628,920	$1,172,827
Accrued Expenses	303,478	90,000
Accrued Interest – Related Party	16,550	—
Premium Finance Loan Payable	11,092	63,133
Deferred Rent - Short Term	3,097	2,468
Deferred Revenues	5,965	9,735
Long Term Debt, Current Portion	384,034	767,071
Total current liabilities	1,353,136	2,105,234

Long term Deferred Rent	14,454	16,418
Long Term Debt to Related Parties, net	1,351,186	1,198,893
Long Term Debt, net of Current Portion	—	54,950
Total liabilities	2,718,776	3,375,495
Commitments and contingencies
Shareholders' Equity
Preferred Stock, par value $0.01, 20,000,000 shares authorized,
Series A, 2,000,000 shares designated, 100,000 and
100,000 shares issued and outstanding	1,000	1,000
Series B, 1,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series C, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series D, 2,000,000 shares designated, 0 and
0 shares issued and outstanding	—	—
Series E, 2,500,000 shares designated,
2,312,500 and 1,375,000 issued and outstanding	23,125	13,750
Common stock, par value $0.01, 324,000,000 shares authorized,
57,288,864 and 46,168,864 issued and outstanding	572,889	461,689
Additional Paid-In Capital	16,295,502	11,685,685
Accumulated Deficit	(14,572,582)	(11,818,902)
Total shareholders' equity	2,319,934	343,222
Total liabilities and shareholders' equity	$5,038,710	$3,718,717

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Advertising	$185,417	$126,098	$1,159,751	$329,731
Product	203,485	589,402	897,536	1,713,688
Total revenues	388,902	715,500	2,057,287	2,043,419

Cost of revenue
Advertising	117,175	11,669	810,744	24,031
Product	142,234	387,360	672,751	1,116,465
Total cost of revenue	259,409	399,029	1,483,495	1,140,496
Gross profit	129,493	316,471	573,792	902,923

Selling, general and administrative expenses	883,478	797,268	2,985,391	2,746,236

Loss from operations	(753,985)	(480,797)	(2,411,599)	(1,843,313)

Other income (expense)
Interest income	1,153	232	2,169	451
Interest expense	(16,014)	(5,912)	(41,217)	(75,663)
Interest expense - related party	(101,526)	(95,478)	(303,033)	(220,610)
Total other income (expense)	(116,387)	(101,158)	(342,081)	(295,822)

Net Loss	(870,372)	(581,955)	(2,753,680)	(2,139,135)

Preferred stock dividends
Series A and Series E preferred stock	24,565	1,122	58,069	3,849
Total preferred stock dividends	24,565	1,122	58,069	3,849

Net loss attributable to common shareholders	$(894,937)	$(583,077)	$(2,811,749)	$(2,142,984)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.06)	$(0.05)

Weighted average shares outstanding - basic and diluted	51,728,049	45,126,811	49,388,322	44,973,345

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2018
	(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	1,475,000	$14,750	46,168,864	$461,689	$11,685,685	$(11,818,902)	$343,222
Common stock issued for 10% dividend payment pursuant
to Series A preferred stock Subscription Agreements			10,000	100	(100)	—
Issuance of Series E preferred stock ($0.40/share)	937,500	9,375			365,625	—	375,000
Series E 10% preferred stock dividend					(58,069)	—	(58,069)
Stock option vesting expense					19,961	—	19,961
Unit issued for cash ($0.40/share)			10,100,000	101,000	3,535,000	—	3,636,000
Shares issued to Spartan Capital for prepaid consulting contract	—	—	1,000,000	10,000	740,000	—	750,000
Stock issued for services	—	—	10,000	100	7,400	—	7,500
Net loss for the nine months ended September 30, 2018	—	—	—	—	—	(2,753,680)	(2,753,680)
Balance – September 30, 2018	2,412,500	$24,125	57,288,864	$572,889	$16,295,502	$(14,572,582)	$2,319,934

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,753,680)	$(2,139,135)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	20,661	18,925
Amortization of debt discount	160,355	151,843
Amortization of intangibles	262,633	227,418
Stock option compensation expense	19,961	95,821
Stock issued for services	7,500	25,860
Gain on sale of property and equipment	(749)	—
Provision for bad debt	63,051	—
Changes in operating assets and liabilities:
Accounts receivable	103,940	48,925
Inventory	255,111	142,550
Prepaid expenses and other current assets	(48,101)	61,223
Prepaid Services and Consulting contracts	(640,000)
Other assets	3,938	134,903
Accounts payable	(543,891)	(203,673)
Accrued expense	15,978	39,236
Accrued interest - related party	16,550	10,958
Deferred rents	(1,335)	16,692
Deferred revenue	(3,770)	—
Net cash used in operating activities	(3,061,848)	(1,368,454)

Cash flows from investing activities:
Purchase of property and equipment	(1,213)	(14,305)
Cash received for sale of property and equipment	2,100	—
Cash paid for acquisition, net of cash received	—	(207,802)
Net cash provided by (used in) investing activities	887	(222,107)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	375,000	200,000
Proceeds from issuance of common stock, net of commissions	3,636,000	50,000
Repayments on insurance premium notes payable	(52,041)	(53,643)
Dividend payments	(54,685)	—
Principal repayment on notes payable	(429,924)	(113,078)
Long-term debt - related parties	-	1,460,000
Net cash provided by financing activities	3,474,350	1,543,279

Net increase (decrease) in cash	413,389	(47,282)
Cash and cash equivalents at beginning of period	140,022	162,795
Cash and cash equivalents at end of period	$553,411	$115,513

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$158,192	$92,783

Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$—	$18,885
Beneficial conversion of debt discount to additional paid in capital	$—	$615,625
Valuation of common stock warrants issued to Spartan Capital	$380,409	$—
Accounts receivable charged against notes payable - Daily Engage Media	$19,525	$—
Common stock issued for acquisition of Daily Engage Media	$—	$429,091
Notes payable issued for acquisition of Daily Engage Media	$—	$380,000
Adjustment to Goodwill for undisclosed liability assumed in the acquisition of Daily Engage Media	$197,500	$—
Stock issued for prepaid services and consulting agreements	$750,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2017 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018. The interim condensed consolidated financial statements should be read in conjunction with that report.

Reclassification

Certain reclassifications have been made to the December 31, 2017 consolidated balance sheet to conform to the September 30, 2018 consolidated balance sheet presentation.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets and the valuation of equity-based transactions.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

● Advertising revenues are generated by users “clicking” on website advertisements utilizing several ad network partners. Revenues are recognized net of their fees for Company owned websites. The Company recognizes revenue based on monthly billings of ad network activity, with adjustments for invalid traffic.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

For the three and nine months ended September 30, 2018 and 2017, all platform and website development costs have been expensed.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC 718 “Compensation – Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50, “Equity-Based Payments to Non-Employees.” The Company uses the Black-Scholes option pricing model for estimating the fair value of stock options. The use of the option valuation model requires the input of the Company's stock price, as well as highly subjective assumptions, including the expected life of the option and the expected stock price volatility based on peer companies. Additionally, the recognition of expense requires the estimation of the number of awards that will ultimately vest and the number of awards that will ultimately be forfeited. The fair value of the Company's common stock, for purposes of determining the grant date fair value of option, has been determined by using the closing market price per share of common stock as quoted on the date of grant. Non- cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations. The Company recorded $5,753 and $21,983 stock-based compensation expense for the three months ended September 30, 2018 and 2017 and $19,961 and $95,821 for the nine months ended September 30, 2018 and 2017, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three and nine months ended September 30, 2018 and 2017, advertising, marketing and promotion expense was $67,976 and $66,436 and $203,863 and $231,669, respectively.

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

 BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of September 30, 2018, tax years 2017, 2016, and 2015 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10 “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of September 30, 2018 and 2017, there were approximately 2,027,000 and 2,187,000 common stock equivalent shares outstanding as stock options, respectively and 10,100,000 and 0 common stock equivalent shares outstanding from warrants to purchase common shares, respectively, 2,412,500 and 1,475,000 common stock equivalents from the conversion of preferred stock, respectively, and 4,300,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized, as the effect is anti-dilutive.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two identifiable operating segments based on the activities of the Company in accordance with the ASC 280-10 The Company's two segments are product sales and advertising as of September 30, 2018. The product sales segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay, and through our proprietary websites and our retail location. The advertising segment is focused on producing advertising revenue generated by users “clicking on” and/or viewing website advertisements utilizing several ad network partners and direct advertisers.

Recent Accounting Pronouncements

May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We have reviewed the provisions of this ASU and subsequent updates and evaluated the potential impact on our results of operations, cash flows or financial condition as well as related disclosures and management believes the impact will be nominal. As an emerging growth company, we have elected to adopt this guidance under the private company guidelines, which will go into effect on January 1, 2019, retrospectively, with a cumulative effect of initially applying ASC 606 recognized at the date of initial application.
  The Company’s revenue recognition is based on sales for advertising revenue with an adjustment for invalid traffic which would be determined based on known trends and historical data. The current historic data considers an adjustment of approximately 1 to 23% of revenues. The Company will also address future cash flow in determining its allowance for doubtful accounts.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 2 - GOING CONCERN.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of ($2,753,680) and used net cash in operating activities of ($3,061,848) for the nine months ended September 30, 2018. The Company had an accumulated deficit of ($14,572,582) at September 30, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital from investors and related parties to sustain its current level of operations.

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

In accordance with ASC 805 “Business Combinations” the measurement period for the acquisition was for one year during which the Company reevaluated the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition and as restated was as follows:

	At Acquisition	Liability Assumed		Adjustment		Measurement Date
Tangible assets acquired	$361,770	$—		$—		$361,770
Liabilities assumed	(562,006)	(197,500)	(1)	—		(759,506)
Net liabilities assumed	$(200,236)	$(197,500)		$—		$(397,736)

Exchange platform	$50,000	$—		$(50,000)	(2)	$—
Tradename	150,000	—		(118,000)	(2)	32,000
Customer relationships	250,000	—		(63,000)	(2)	187,000
Non-compete agreements	192,000	—		(114,000)	(2)	78,000
Unallocated purchase price	446,426	197,500		345,000	(2)	988,926
Total purchase price	$1,088,426	$197,500		$—		$1,285,926

(1)
During August 2018, the Company became aware of an additional liability in the form of a settlement of a legal claim for an unpaid vendor liability which was not disclosed to the Company at the time of the acquisition. The settlement claim of $197,500 is included in accrued expenses at September 30, 2018.
(2)
A valuation was performed at the end of the measurement period to determine the fair value of acquired intangible assets as defined in ASC 820-10. The valuation and corresponding measurement of assets acquired and liabilities assumed resulted in adjustments to the provisional amounts of intangible assets recognized at the original acquisition date.

The final accounting for the acquisition resulted in a decrease in accumulated amortization and amortization expense of approximately $61,000 as of and for the nine months ended September 30, 2018.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Total revenue	$1,076,113	$3,442,272
Total expenses	(1,947,279)	(5,846,274)
Preferred stock dividend	(1,122)	(3,849)
Net loss attributable to common shareholders	$(872,288)	$(2,407,851)
Basic and diluted net loss per share	$(0.02)	$(0.05)

NOTE 4 – INVENTORIES.

At September 30, 2018 and December 31, 2017 inventories consisted of the following:

	September 30, 2018	December 31, 2017
Product inventory: clocks and watches	$183,909	$453,852
Product inventory: other inventory	194,896	180,064
Total inventory balance	378,805	633,916
Less: inventory allowance for slow moving	(22,448)	(22,448)
Total inventory balance, net	$356,357	$611,468

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS.

At September 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
Prepaid rent	$2,954	$50,417
Prepaid insurance	15,497	92,322
Prepaid inventory	15,382	2,993
Prepaid services and consulting agreements, current	310,000	—
	$343,833	$145,732

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT.

At September 30, 2018 and December 31, 2017, property and equipment consisted of the following:

	Useful Lives	September 30, 2018	December 31, 2017
Furniture and fixtures	3-5 years	$78,857	$78,994
Computer equipment	3 years	59,511	59,511
Leasehold improvements	5 years	39,384	39,384
Total property and equipment		177,752	177,889
Less: accumulated depreciation		(109,050)	(88,389)
Total property and equipment, net		$68,702	$89,500

Depreciation expense for the three and nine months ended September 30, 2018 and 2017, was $7,809 and $6,777 and $20,661 and $18,925, respectively.

NOTE 7 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At September 30, 2018 and December 31, 2017, respectively, website acquisitions, net consisted of the following:

	September 30, 2018	December 31, 2017
Website Acquisition Assets	$1,367,189	$1,417,189
Less: accumulated amortization	(963,457)	(812,575)
Less: accumulated impairment loss	(211,197)	(211,197)
Website Acquisition Assets, net	$192,535	$393,417

At September 30, 2018 and December 31, 2017, respectively, intangible assets, net consisted of the following:

	Useful Lives	September 30, 2018	December 31, 2017
Tradename	5 years	182,000	300,000
Customer relationships	5 years	439,000	502,000
Non-compete agreements	5-8 years	198,000	312,000
Total Intangible Assets		$819,000	$1,114,000
Less: accumulated amortization		(207,750)	(95,999)
Less: accumulated impairment loss		(50,227)	(50,227)
Intangible assets, net		$561,023	$967,774

Amortization expense for the three and nine-month periods ending September 30, 2018 and 2017 was $49,727 and $75,876 and $262,633 and $227,418, respectively, related to both the website acquisition costs and the intangible assets.

The final accounting for the acquisition of as noted in Note 3, resulted in a decrease in accumulated amortization and amortization expense and approximately $61,000 as of and for the nine months ended September 30, 2018.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 8 – SEGMENT INFORMATION.

The Company has two identifiable segments as of September 30, 2018; products and advertising. The products segment sells merchandise directly to customers thorough e-commerce distributor portals such as Amazon and eBay, and through our proprietary websites and retail location. The advertising segment is focused on producing advertising revenue generated by users “clicking on” and/or viewing website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to premium versions of our websites and to career postings on one of our websites. The subscription revenues are about 0.7% of the total advertising segment revenue. The following information represents segment activity for the three and nine month periods ended September 30, 2018 and 2017.

	For the three months ended			For the three months ended
	September 30, 2018			September 30, 2017
	Products	Advertising	Total	Products	Advertising	Total
Revenues	$203,485	$185,417	$388,902	$589,402	$126,098	$715,500
Intangible amortization	$21,694	$28,033	$49,727	$31,267	$44,609	$75,876
Depreciation	$3,025	$4,784	$7,809	$6,468	$309	$6,777
Loss from operations	$(328,942)	$(425,043)	$(753,985)	$(528,446)	$47,649	$(480,797)
Segment assets	$1,264,661	$3,774,049	$5,038,710	$1,393,662	$2,062,153	$3,455,815
Purchase of assets	$1,213	$—	$1,213	$—	$207,802	$207,802

	For the nine months ended			For the nine months ended
	September 30, 2018			September 30, 2017
	Products	Advertising	Total	Products	Advertising	Total
Revenues	$897,536	$1,159,751	$2,057,287	$1,713,688	$329,731	$2,043,419
Intangible amortization	$116,301	$146,332	$262,633	$93,801	$133,617	$227,418
Depreciation	$9,014	$11,647	$20,661	$16,753	$2,172	$18,925
Loss from operations	$(1,052,112)	$(1,359,487)	$(2,411,599)	$(1,373,721)	$(469,592)	$(1,843,313)
Segment assets	$1,264,661	$3,774,049	$5,038,710	$1,393,662	$2,062,153	$3,455,815
Purchase of assets	$1,213	—	$1,213	$14,305	$207,802	$222,107

NOTE 9 – NOTES PAYABLE.

Long Term Debt to Related Parties

Between September 2016 and August 2017, the Company issued a series of convertible notes payable to an executive officer and member of our board of directors. The notes mature five years from issuance at which time all principal and interest are payable. Interest rates on the notes range from 6% to 12% and the notes are convertible at any time prior to maturity at conversion prices ranging from $0.40 to 0.50 per share. The Company recognized a beneficial conversion feature when the fair value of the underlying common stock to which the note is convertible into was in excess of the face value of the note. For notes payable, under this criteria, the intrinsic value of the beneficial conversion features was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is being amortized to interest over the five-year life of the note using the effective interest method.

The principal balance of these notes payable was $2,035,000 at September 30, 2018 and December 31, 2017 and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $1,018,125. As of September 30, 2018, and December 31, 2017, the total convertible notes payable to related party net of discounts was $1,351,186 and $1,198,893, respectively. See further discussion regarding the above long-term debt to related parties in Note 13 Subsequent Events.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)
  NOTE 9 – NOTES PAYABLE (continued).

Notes Payable

On November 30, 2016, the Company entered into a promissory note agreement with an unaffiliated party in the principal amount of $500,000. The note is unsecured and carries an interest rate of 10% per annum and matured on June 30, 2018, and the parties have agreed to extend the maturity to December 31,2018. In the event of default of any loan provision, the lender can declare all or any portion of the unpaid principal and interest immediately due and payable. During the nine-month period ended September 30, 2018 the Company made payments of $350,000, reducing the note balance to $150,000. The Company and the lender extended the maturity date to December 31, 2018. The Company paid $11,004 and $43,252 interest payments for the three and nine months ended September 30, 2018, respectively.

In connection with the acquisition of Daily Engage Media, the Company issued promissory notes totaling $380,000. The notes have no stated interest rate and matured on September 19, 2018 and the Company is in default pending the final outcome of the legal matters. The balance of the notes payable at September 30, 2018 and December 31, 2017 were $200,162 and $254,687, respectively. The Company applied payments made on behalf of the former company for the year ended December 31, 2017 of $125,313 and $19,525 for the nine months ended September 30, 2018. In April 2018 the Company paid principal payments of $2,500 to the four note holders, totaling $10,000 and in July 2018, the Company paid $25,000. The Company repaid $25,000 for the three months ended September 30, 2018 to one noteholder who extended the terms of the agreement with the Company for one year. The remaining balance will be paid over a seven-month period. See further discussion in Note 10, under Legal.

 The Company has a note payable originating from a prior website acquisition. At the time of the acquisition, the Company agreed to pay $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of a discount of $32,732. The present value was calculated at a discount rate of 12% using the estimate future revenues. The balance of the note payable at September 30, 2018 and December 31, 2017, was $58,871 and $67,895 net of discounts of $3,637 and $11,820 respectively.

Interest expense on notes payable was $16,014 and $5,912 and $41,217 and $75,663 for the three and nine-month periods ended September 30, 2018 and 2017, respectively, inclusive of amortization of the debt discount of $2,728 and $2,728 and $8,062 and $3,637 for the three and nine months ended September 30, 2018 and 2017, respectively.

Interest expense on notes payable – related party was $101,526 and $95,478 and $303,033 and $220,610 for the three and nine month periods ended September 30, 2018 and 2017, respectively, inclusive of amortization of debt discount totaled $51,293 and $49,595 and $152,293 and $116,863, respectively.

 NOTE 10 – COMMITMENTS AND CONTINGENCIES.

The Company leases its corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement expiring on October 31, 2021. The lease terms required base rent payments of approximately $7,260 per month for the first twelve months commencing in September 2018, with a 3% escalation each year. Included in other assets is a required security deposit of $18,100. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water.

The Company leases retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a two long-term, non-cancellable lease agreement, which contain renewal options. The leases commenced in January 2017 and are in effect for a period of five years. Minimum base rentals total approximately $6,000 per month, escalating 3% per year thereafter. The Company also provided a $10,000 security deposit and prepaid $96,940 in future rents on the facility through the funding of certain leasehold improvements. Prepaid rent totaled $7,826 and $50,417 at September 30, 2018 and December 31, 2017, respectively.

The Company leases a warehouse facility in Orlando, Florida consisting of approximately 2,667 square feet. The lease commenced in April 2016, expiring in April 2021 with an initial base rental rate of $1,641 per month, and escalating at approximately 3% per year thereafter.

Rent expense for the three and nine months ended September 30, 2018 and 2017 was $68,664 and $72,155 and $206,590 and $190,080, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Legal

Effective July 18, 2018 we terminated the employment agreements with each of Messrs. Harry G. Pagoulatos and George G. Rezitis for cause. Messrs. Pagoulatos and Rezitis had been employed by us as chief operating officer and chief technology officer, respectively, of our Daily Engage Media subsidiary since our acquisition of that company in September 2017. Mr. Todd Speyer, our Vice President, Digital and a member of our board of directors, have assumed operating responsibilities for Daily Engage Media. While the malfeasance of Messrs. Harry G. Pagoulatos and George G. Rezitis giving rise to their for cause termination adversely affected our results of operations for the third quarter, we do not expect that these terminations will result in any material, long-term change in the operations of Daily Engage Media.

  In connection with the matters which lead to our termination for cause of Messrs. Pagoulatos and Rezitis described below, in July 2018 we filed a Verified Complaint for injunctive relief and damages against Messrs. Pagoulatos and Rezitis in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (case number 502018CA008972XXXXMB) alleging their failure, among other things, to provide us with certain login codes and passwords as well as reporting other current information about Daily Engage Media's business. That matter was removed to the Southern District of Florida, United States District Court and ultimately stayed and closed pending a determination of jurisdiction by the pending New Jersey action described below.

In July of 2018, Messrs. Pagoulatos and Rezitis, along with a third party who had been a minority owner in Daily Engage Media prior to our acquisition of that company, filed a Complaint in the U.S. District Court, District of New Jersey (case number 2:18-cv-11357-ES-SCM) against our company and our Chief Executive Officer, seeking compensatory and punitive damages and attorneys' fees, among other items, and alleging, among other items, fraud and breach of contract. We vehemently deny all allegations in the complaint and believe them to be without merit. We filed a Motion to Dismiss this case for a multitude of reasons including, but not restricted to, failure to state a cause of action and jurisdictional and venue arguments as the acquisition and employment agreements provides that any dispute should be heard in either the state or local courts of Palm Beach County, Florida. At the appropriate juncture, we also intend to serve a Rule 11 Motion for Sanctions based upon the fact that the Complaint contains frivolous arguments or arguments with no evidentiary support.

In connection with the Daily Engage Media acquisition, the Company entered into three-year employment agreements with two former members of the entity. Under these agreements, the Company is obliged to pay base salaries of $65,000 and $70,000, respectively to the employees with an increase to $75,000 each in the second year of the agreement as well as bonuses to be paid at the discretion of the board of directors. See Legal discussion for further discussion.

As described above, the principles of Daily Engage Media failed to disclose an obligation of approximately $200,000. The obligation is included in accrued expenses at September 30, 2018 and the net assets acquired from Daily Engage Media have been adjusted as disclosed in Note 3. A lawsuit has been filed in New York state court to collect this obligation. We intend to vigorously defend this motion.

From time-to-time, we may be involved in litigation or be subject to claims arising out of our operations or content appearing on our websites in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors. See Subsequent Events Note 13 for further discussion and Part II, Item 1, Legal Proceedings.

Other Commitments

On September 5, 2018 the Company entered into a Master Services Agreement with Kubient, Inc. pursuant to which it will provide its programmatic technology platform to us on a non-exclusive basis for the purpose of managing our programmatic business partners. Kubient, Inc. will create a white label reporting portal for the Company and assist us in onboarding our existing RTB (real-time bidding) clients to the new Kubient platform. The Company did not pay anything to Kubient, Inc. for the three and nine months ended September 30, 2018.

Under the terms of the two-year agreement, we agreed to pay Kubient, Inc. a percentage of gross billable revenue for all of our RTB activity on the platform. The initial term of the agreement automatically renewed for additional one year term, unless terminated by either party upon 90 days prior notice of non-renewal. The agreement may be terminated by either party, without cause, after the first 90 days of the term upon 30-day notice to the other party. In addition, the agreement may be terminated by either party for breach if not cured on 30-day notice, or upon insolvency or bankruptcy proceedings against either party, subject to cure periods. The agreement contains customary confidentiality and intellectual property ownership provisions.

 BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued).

Other Commitments (continued)

On September 28, 2018 Bright Mountain Media, Inc. entered into a non-binding letter of intent with Kubient, Inc. pursuant to which we may acquire Kubient, Inc. in an all stock transaction. Based in New York City, Kubient, Inc. is a video advertising technology company which offers a full stack programmatic platform designed to increase publisher revenue and lower advertiser cost across the video advertising ecosystem. The closing of the transaction is subject to customary conditions precedent including satisfactory due diligence by us, the execution of definitive agreements, including an employment agreement with Mr. Paul Roberts, the Chief Executive Officer of Kubient, Inc., and approval by the Kubient, Inc. stockholders.

On September 6, 2017 Bright Mountain Media, Inc. entered into a five year Consulting Agreement with the Spartan Capital Securities, LLC (“Spartan Capital”), a broker-dealer and member of FINRA, which under its terms would not become effective until the closing of the private placement in which Spartan Capital served as placement agent as described below. The Consulting Agreement became effective on September 28, 2018 and, accordingly, Spartan Capital was engaged to provide advisory services including, but not limited to advice and input with respect to raising capital, assisting us with strategic introductions, and assisting management with enhancing corporate and shareholder value. The consulting agreement calls for an initial fee of $200,000 as consideration for the termination of a prior agreement between the Company and Spartan. The consulting agreement also calls for payments of $5,000 per month for a term of 60 months to be prepaid upon the effective date of the agreement. In addition, the Company issued Spartan Capital 1,000,000 shares of our common stock valued at $750,000 (the “Consulting Shares”) in accordance with the consulting agreement.

On September 6, 2017 we also entered into a five-year M&A Advisory Agreement with Spartan Capital which became effective on September 28, 2018 upon the completion of the private placement for sixty months. Under the terms of the agreement, Spartan Capital will provide consulting services to us related to potential mergers or acquisitions, including candidates, valuations and transaction terms and structures. As consideration for the M&A advisory service we paid Spartan Capital a fee of $500,000 on the effective date of the agreement.

The $200,000 initial consulting fee was expensed upon payment and is included in selling, general and administrative expenses for the three and nine months ended September 30, 2018. Consulting fees consisting of $300,000 in cash and $750,000 in common stock as well as the $500,000 M&A advisory fee are considered prepaid expenses, of which $310,000 is considered short-term and is included in prepaid expenses and other current assets as of September 30, 2018. These prepaid expenses will be amortized over 60 months, the term of the respective agreements.

 For the 36 months from the final closing of this private placement, Spartan Capital has certain rights of first refusal if we decide to undertake a future private or public offering or if we decide to engage an investment banking firm.

The Company granted the purchasers in the offering demand and piggy-back registration rights with respect to the shares of our common stock included in the Units and the shares of common stock issuable upon the exercise of the Private Placement Warrants. In addition, the Company agreed to file a resale registration statement within 120 days following the final closing of this offering covering the shares of common stock issuable upon the exercise of the Private Placement Warrants included in the Units. If the Company should fail to timely file this resale registration statement, then within five business days of the end of month we will pay the holders an amount in cash, as partial liquidated damages, equal to 2% of the aggregate purchase price paid by the holder for each 30 days, or portion thereof, until the earlier of the date the deficiency is cured or the expiration of six months from filing deadline. The Company will keep any such registration statement effective until the earlier of the date upon which all such securities may be sold without registration under Rule 144 promulgated under the Securities Act or the date which is six months after the expiration date of the Private Placement Warrants. We are obligated to pay all costs associated with this registration statement, other than selling expenses of the holders.

 Additional terms of the Private Placement Warrants include:

●	standard anti-dilution provisions;

●	become subject to a “cashless exercise” under certain conditions; and

●
certain call provisions at $0.01 per warrant if our stock trades at or above $1.50 per share for 10 consecutive trading days with an average daily trading volume of not less than 30,000 shares during such 10 consecutive trading day period.

The exercise price of the Placement Agent Warrants is also subject to the proportional adjustment in the event of stock splits, stock dividends and similar corporate events, and may be exercised on a cashless basis. We also granted Spartan Capital piggy-back registration rights with respect to the shares of our common stock issuable upon the exercise of the Placement Agent Warrants.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the "Preferred Stock"), issuable in such series and with such designations, rights and preferences as the board of directors may determine. The Company's board of directors has previously designated five series of preferred stock, consisting of 10% Series A Convertible Preferred Stock ("Series A Stock"), 10% Series B Convertible Preferred Stock ("Series B Stock"), 10% Series C Convertible Preferred Stock ("Series C Stock"), 10% Series D Convertible Preferred Stock ("Series D Stock") and 10% Series E Convertible Preferred Stock ("Series E Stock"). At September 30, 2018, there were 100,000 shares of Series A Stock and 2,312,500 shares of Series E Stock issued and outstanding. There are no shares of Series B Stock, Series C Stock or Series D Stock issued and outstanding.

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

  In September 2017, Mr. W. Kip Speyer, an executive officer and member of our board of directors, purchased an aggregate of 500,000 shares of Series E Stock at a purchase price of $0.40 per share. The Company used the proceeds from these sales for working capital. Dividends paid to Mr. W. Kip Speyer were $20,838 and $58,069 for the three and nine months ended September 30, 2018, respectively.

During the nine months ended September 30, 2018 periods, Mr. W. Kip Speyer, an executive officer and member of our board of directors, purchased an aggregate of 937,500 shares of Series E Stock at a purchase price of $0.40 per share. The Company used the proceeds from these sales for working capital.

Stock issued for cash

In August 2017 the Company issued 125,000 shares of its common stock for $50,000 or $0.40 per share to a private investor.

Between January 2018 and September 2018, the Company sold an aggregate of 10,100,000 units of its securities to 71 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $4,040,000.  Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share.  Spartan Capital served as placement agent for the Company in this offering.  As compensation for its services, the Company paid Spartan Capital commissions totaling $404,000, and issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 1,010,000 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the final closing on September 28, 2018 included in the Company’s condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2018. We used $1.0 million of these proceeds from this final closing for the payment of the fees due Spartan Capital under the terms of the Consulting Agreement and M&A Advisory Agreement described above, and are using the balance for general working capital.

 BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

Stock issued for cash (continued)

The Company issued Spartan Capital five-year placement agent warrants to purchase an aggregate of 1,010,000 shares of the Company's common stock at an exercise price of $0.65 per share. During the period January 2018 to March 2018, warrants to purchase an aggregate of 176,250 of the Company's common stock were valued at $95,552 using the Black-Scholes model to value the warrants based on a risk-free rate of l 0% based on recent borrowing costs and a volatility of 214%. The Company recorded the warrants as professional fees in the condensed consolidated statement of operations however management subsequently determined that based on the services specified in the agreement, the fees incurred from the warrant issuance were solely for the purpose of raising capital in connection with the private placement discussed above. As a result, the fees are considered an offering cost and should have been reflected as a component of shareholders' equity. The net impact of this adjustment on the interim period financials statements was not significant.

During the second and third quarters of 2018, upon reviewing similar companies in our industry, management determined that the volatility and risk-free rate utilized was significantly higher than our peers. The Company used a 2% risk-free interest rate and a volatility of approximately 62% for the valuation of the warrants issued during the period. Based on this, during the period from April 2018 to September 2018, warrants to purchase an aggregate of 833,750 of the Company's common stock were valued at $319,258. Management believes the current assumptions are more in-line with our peer group and closer to our anticipated results.

Stock issued for services

In September 2018, the Company issued 10,000 shares of common stock to a consultant for services rendered based on the fair value at the date of grant, or $0.75 per share valued at $7,500.

On January 16, 2017, the Company issued to a consultant 3,600 shares of its common stock at $0.85 per share, or $3,060, for services rendered. The Company valued these common shares based on the fair value at the date of grant.

On April 25, 2017 the Company issued 28,500 shares of its common stock with a fair value of $22,800 on the date of issuance for compensation to employees and officers.

As discussed further in Note 10, the Company issued 1,000,000 shares of common stock at $0.75 per share for consulting services.

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

 Stock Incentive Plan and Stock Option Grants to Employees and Directors

The Company recorded $5,753 and $21,983 stock compensation for the three months ended September 30, 2018 and 2017 and $19,961 and $95,821 for the nine months ended September 30, 2018 and 2017, respectively. The stock compensation expense has been recognized as a component of selling, general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

As of September 30, 2018, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $15,844 to be recognized through August 2020. As disclosed further in Note 10, the Company issued 1,000,000 shares of common stock at $0.75 per share for consulting services.

 BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 11 – SHAREHOLDERS’ EQUITY (continued).

A summary of the Company's stock option activity during the nine months ended September 30, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2017	2,027,000	$0.37	5.4	$543,626
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, September 30, 2018	2,027,000	$0.37	4.7	$704,756
Exercisable at September 30, 2018	1,834,000	$0.38	4.4	$693,616

Summarized information with respect to options outstanding under the three option plans at September 30, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Remaining Average Conversion Life (In Years)
0.14 - 0.24	720,000	0.8	$0.14	720,000	$0.14	..09
0.25 - 0.49	351,000	0.8	$0.28	351,000	$0.28	..08
0.50 - 0.85	956,000	3.1	$0.67	763,000	$0.66	2.7
	2,027,000	4.7	$0.37	1,834,000	$0.38	4.4

NOTE 12 – CONCENTRATIONS.

The Company has historically purchased a substantial amount of its products from two vendors; Citizens Watch Company of America, Inc., and Bulova Corporation. During the nine months ended September 30, 2018, purchases from Botta, Citizens, Bulova and Pierre Laurent accounted for approximately 17%, 15%,19% and 11%, of the watch products purchased, respectively, as compared to 57% and 19%, for Citizens and Bulova, respectively, for the nine months ended September 30, 2017.

Three Black Helmet Apparel vendors have been identified as having a high concentration. During the nine months ended September 30, 2018 purchases from Alpha Broder, Enemy Ink, and TSF Sportswear, LLC accounted for 11%, 25%, and 18% of the Black Helmet products purchased, respectively.

Although we continue to add additional product vendors and we continue to expand our product line and vendor relationships, due to continued high concentration and reliance on these three vendors, the loss of one of these two vendors could adversely affect the Company's operations.

The Company generates revenues from two segments: product sales and advertising. The sharp increase in PayPal/eBay concentration is due to our acquisition of the Black Helmet Apparel business in December 2016. Due to high concentration and reliance on these portals, the loss of a working relationship with either of these two portals could adversely affect the Company's operations.  In addition, a substantial amount of payments for our products sold are processed through PayPal and Amazon. A disruption in PayPal or Amazon payment processing could have an adverse effect on the Company's operations and cash flow.  During the three and nine months ended September 30, 2018, PayPal and Amazon accounted for 23% and 8% and 55% and 22%, respectively, of our total product sales as compared to 41% and 44% and 41% and 53% in the three and nine months ended September 30, 2017, respectively. The Company replaced the DriveCMS software with Shopify in May 2018 to the Black Helmet website and the revenues attributable to this relationship were 65% and 37% for the three and nine months ended September 30, 2018, respectively.

  BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

NOTE 12 – CONCENTRATIONS (continued).

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2018 one cash account had a balance of $487,079 and at December 31, 2017 the Company had no cash balances in excess of the FDIC insured limit.

Concentration of Funding

During the nine months ended September 30, 2018, the Company's funding was provided primarily through the sale of 10,100,0000 units of our securities to 71 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of the act and Rule 506(b) of Regulation D, resulting in gross proceeds to us of $4,040,000.  Each Unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share.  Spartan Capital served as placement agent for us in this offering.  As compensation for its services, we paid Spartan Capital cash commissions totaling $404,000 and issued five-year placement agent warrants to purchase an aggregate of 1,010,000 shares of our common stock at an exercise price of $0.65 per share.  After payment of our offering expenses including legal, accounting, printing and other related expenses, we are using the net proceeds for working capital as well as payments to Spartan Capital for finder’s fees and M&A Advisory fees.

On September 6, 2017 Bright Mountain Media, Inc. entered into a five year Consulting Agreement with the Spartan Capital which under its terms would not become effective until the closing of the maximum offering of our securities in a private placement in which Spartan Capital served as placement agent as described below. On September 28, 2018 the Consulting Agreement became effective and Spartan Capital was engaged to provide such advisory services that we may reasonably request related to general corporate matters, including, but not limited to advice and input with respect to raising capital, assisting us with strategic introductions, and assisting management with enhancing corporate and shareholder value. As compensation for these services, on the effective date of the agreement we paid Spartan Capital $500,000. The Company issued Spartan Capital 1,000,000 shares of the Company’s common stock valued at $750,000 (the “Consulting Shares”) included in prepaid expenses and other assets.

On September 6, 2017 we also entered into a five-year M&A Advisory Agreement with Spartan Capital which became effective on September 28, 2018 following the sale of the maximum offering in the private placement described below. Under the terms of the agreement, Spartan Capital will provide consulting services to us related to potential mergers or acquisitions, including candidates, valuations and transaction terms and structures. As compensation, we paid Spartan Capital a fee of $500,000 on the effective date of the agreement.

Between January 2018 and September 2018, Mr. W. Kip Speyer, an executive officer and member of our board of directors, purchased an aggregate of 937,500 shares of our 10% Series E convertible preferred stock, resulting in gross proceeds to us of $375,000. We did not pay any commissions or finders fees, and the sales were made to Mr. Speyer, an accredited investor, in transactions exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act. Dividends to Mr. W. Kip Speyer were $20,838 and $58,069 for the three and nine months ended September 30, 2018, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On November 5, 2018 the Company filed Articles of Amendment to our Amended and Restated Articles of Incorporation, as amended, which:

●
returned 1,000,000 shares of previously designated 10% Series B Convertible Preferred Stock, 2,000,000 shares of previously designated 10% Series C Convertible Preferred Stock and 2,000,000 shares of previously designated 10% Series D Convertible Preferred Stock to the status of authorized but undesignated and unissued shares of our blank check preferred stock as there were no shares of any of these series outstanding and no intention to issue any such shares in the future; and

●
created three new series of preferred stock, 12% Series F-1 Convertible Preferred Stock (“Series F-1”) consisting of 2,177,233 shares, 6% Series F-2 Convertible Preferred Stock (“Series F-2”) consisting of 1,408,867 shares, and 10% Series F-3 Convertible Preferred Stock (“Series F-3”) consisting of 757,917 shares.

NOTE 13 – SUBSEQUENT EVENTS (continued).

The Series F-1 pays dividends at the rate of 12% per annum and automatically converts into shares of our common stock on April 10, 2022. The Series F-2 pays dividends at the rate of 6% per annum and automatically converts into shares of our common on July 27, 2022. The Series F-3 pays dividends at the rate of 10% per annum and automatically converts into shares of our common stock on August 30, 2022. In the event of a liquidation or winding up of our company, the shares have a liquidation preference of $0.50 per share for the Series F-1, $0.50 per share for the Series F-2 and $0.40 per share for the Series F-3.

The designations, rights and preferences of the Series F-1, Series F-2 and Series F-3 are identical, other than the dividend rate, liquidation preference and date of automatic conversion into shares of our common stock. Each of the series F preferred are convertible to one share of common stock at any time at the option of the holder. The shares have no voting rights and are not mandatorily redeemable. Dividends are payable monthly in arrears at their respective stated rates.

On November 7, 2018 the Company entered into a Note Exchange Agreement with Mr. W. Kip Speyer, our CEO and member of our Board of Directors, pursuant to which we exchanged our convertible notes for three new series of preferred stock as outlined below:

●
$1,075,000 principal amount and accrued but unpaid interest due Mr. Speyer under 12% Convertible Promissory Notes maturing between September 26, 2021 and April 10, 2022 for 2,177,233 shares of our newly created Series F-1 Convertible Preferred Stock in full satisfaction of those notes;

●
$660,000 principal amount and accrued but unpaid interest due Mr. Speyer under 6% Convertible Promissory Notes maturing between April 19, 2022 and July 27, 2022 for 1,408,867 shares of our newly created Series F-2 Convertible Preferred Stock in full satisfaction of those notes; and

●
$300,000 principal amount and accrued but unpaid interest due Mr. Speyer under 10% Convertible Promissory Notes maturing between August 1, 2022 and August 30, 2022 for 757,197 shares of our newly created Series F-3 Convertible Preferred Stock in full satisfaction of those notes.

The remaining discount attributed to these notes will be recognized to interest expense in the fourth quarter of 2018.

On November 12, 2018 the Company issued a 10% convertible promissory note in the amount of $30,000 that has a beneficial conversion to a related party, to our Chief Executive Officer.  The note matures five years from issuance and is convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note.

On October 31, 2018, the Company entered into a Finder’s Agreement with the Spartan Capital which provides that, in consideration for Spartan Capital introducing Kubient, Inc. to us, Spartan Capital will be entitled to a non-refundable fee of $160,000 which will be payable within three days after the final closing of the full amount of the over-allotment option, and, if the acquisition of Kubient, Inc. is completed, Spartan Capital will be entitled to receive a number of shares of our common stock equal to 3% of the number of shares of our common stock issued to Kubient, Inc. or its shareholders in connection with the acquisition. In addition, if within three years from the date of the Finder’s
Agreement we complete a financing transaction for which a broker-dealer introduced to us by Spartan Capital serves as placement agent or underwriter, we will be required to pay Spartan Capital a cash fee equal to 2% of the aggregate proceeds raised in the financing and issue to Spartan Capital warrants to purchase a number of shares of our common stock equal to 2% of the number of shares of common stock (and/or shares of common stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold in the offering. The Finder’s Agreement further provides that if within three years from the date of the Finder’s Agreement we complete a merger, acquisition or sale of stock or assets, joint venture, strategic alliance or similar transaction (the “Alternative Transaction”), regardless of whether Spartan Capital introduced the other party to the Alternative Transaction, then Spartan Capital will be entitled to a fee equal to 3% of the amount of the consideration paid or received by us or our shareholders in such transaction, which fee will be payable in shares of our common stock valued at the volume weighted average price of our common stock for the 10 trading days preceding the closing of the Alternative Transaction. The foregoing notwithstanding, if Spartan Capital has not introduced the other party to the Alternative Transaction to the Company, a fee shall only be paid if Spartan Capital has, on a continuous basis, provided substantive merger and acquisition support services and advice as reasonably requested by the Company.

On October 3, 2018 the Company lent Kubient, Inc. $75,000. The terms of the unsecured note provide that it pays interest at 6% per annum and the principal and interest is due on January 31,2019, provided, however, that if the share exchange or merger as contemplated by the non-binding letter of intent with Kubient, Inc. is consummated on or prior to the maturity date, the outstanding principal of the note shall be forgiven by us and the purchase price contemplated by the non-binding letter of intent will be reduced by 100,000 shares (i.e., $75,000 divided by $0.75 per share).

On October 31, 2018 Mr. W. Kip Speyer, an executive officer and member of our board of directors, purchased an 187,500 shares of our 10% Series E convertible preferred stock, resulting in gross proceeds to us of $75,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended September 30, 2018 and 2017 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 2, 2018 (the “2017 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three and nine months ended September 30, 2018 and 2017 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2017 is derived from our audited consolidated financial statements appearing in the 2017 10-K.

Executive Overview of Third Quarter 2018 Results

Our key user metrics and financial results for the third quarter of 2018, which include certain charges related to our financing with Spartan Capital, are more fully discussed and described on pages 32 and 33 and should be read in context with the disclosure on this page. The third quarter results are as follows:

User metrics:

● Quarterly ad impressions delivered were approximately 285 million in the third quarter of 2018, a 90% increase over the third quarter 2017 with most of the increase following our acquisition of Daily Engage Media.

● Delivered over 57 million advertisements on our owned and managed websites.

Third quarter 2018 financial results:

● Advertising revenue increased 47% in the third quarter of 2018 from the third quarter of 2017;

● Product sales revenue decreased 65.5% in the third quarter of 2018 from the third quarter of 2017 which reflects our shift in emphasis to our advertising segment;

● Total revenue decreased 45.6% when compared to the third quarter of 2017;

● Gross profit decreased 59.1% in the third quarter of 2018 from the third quarter of 2017 due to adverse conditions in Daily Engage Media and lower margins on product sales;

● Selling, general and administrative expenses increased 10.8% in the third quarter 2018 compared to the third quarter of 2017;

● Loss from operations was $753,985 for the third quarter of 2018 as compared to $480,797 for the comparable period in 2017;

● Net loss attributable to common stockholders was $894,937 for the third quarter of 2018 as compared to $583,077 for the comparable period in 2017;

● Adjusted EBITDA was $(682,042) for the third quarter of 2018 as compared to $(375,929) for the comparable period in 2017;

● Net cash used in operations was $3,061,848 for the first nine months of 2018 as compared to $1,368,454 for the first nine months of 2017.

 Overview

Bright Mountain Media is a digital media holding company for online publications, advertising services and software primarily focused on serving large audience segments as well as brands trying to reach them. We do this by connecting advertisers and brands with consumers through a full suite of advertising services that incorporates an ad network, multiple real-time biding platforms and 25 websites (owned and managed) that provide content, services and products. Bright Mountain Media’s owned and managed websites primarily provide content and services to US military and veteran audiences, as well as first responders and their families. We have also recently begun expanding our footprint to provide advertising services to audiences and advertisers globally

We generate revenue from two segments: advertising and product sales. Advertising services generates revenue from advertisements (ad impressions) placed on our owned and managed sites, as well as from advertisements we place on partner websites, for which we earn a share of the revenue. We also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers, often called DSPs (Demand Side Platforms) and sellers, often called SSPs (Supply Side Platforms). Product sales revenues, a de-emphasized business segment. Product sales revenues, a de-emphasized business segment, includes revenues from two of our websites that operate as e-commerce platforms, including Bright Watches and Black Helmet, as well as Bright Watches’ retail location. As described in “Key Initiatives” appearing later in this section, the operations of Bright Watches is non-strategic to our current business direction.

A key component of our growth is our continued transition to a full services advertising solutions company. Bright Mountain advertising solutions include a multiple real-time bidding platforms, one of which is operated by Kubient, Inc. On September 5, 2018, we entered into a Master Services Agreement with Kubient, Inc., a digital media holding company whose primary focus is connecting brands with consumers as a full advertising services platform, pursuant to which Kubient will provide its programmatic technology platform to us on a non-exclusive basis for the purpose of managing our programmatic business partners. Kubient, Inc. will create a white label reporting portal for us and assist us in onboarding our existing RTB (real-time bidding) clients to the new Kubient platform. Our management made the decision to engage Kubient, Inc. to provide these services to us because we believe it offers a superior solution. The services to be provided by Kubient, Inc. will be integrated into the technical and management consulting and other related services currently being provided to our advertising segment by a third-party contractor. In addition, on September 28, 2018, we entered into a non-binding letter of intent to acquire Kubient, Inc., whose real-time bidding platform provides a proprietary anti-fraud technology that protects advertisers from showing their ads to non-human audiences.

 When fully developed Bright Mountain’s full suite of advertising solutions will include:

● The ability for advertisers to login and purchase advertising space on a variety of digital publications;

● Leading targeting technology, allowing advertisers to pinpoint their marketing efforts to reach geo-targeted, specific demographics across desktop, tablet, and mobile devices;

● The ability to handle any ad format, including video, display, and native advertisements;

● Ad serving and self-service features for publishers and advertisers; and

● Server-to-server integration with other advertiser and publisher platforms for extremely quick transactions and ad deployments.

This Bright Mountain Media full services advertising solution will be a marketplace for publishers and advertisers where they will be able to login and choose from various features to maximize their earning potential. Advertisers will be able to set their budget and choose where their ads will be seen using our filters or by connection directly with publishers through our platform. Publishers will be able to select a variety of ad units for their video, mobile, display and native advertisements and also have the ability to create their own unique ad formats.

As mentioned above, in addition to our niche market of US military and public safety sectors, we intend to broaden the scope of our partner publishers and publisher networks to include global audience segments across connected television, mobile devices, tablets and desktop computers.

Key initiatives

Our growth strategy is based upon:

● completing and launching the Bright Mountain Media advertising solutions marketplace;

● expanding our sales through organic growth;

● continuing to pursue acquisition candidates that are strategic our business plan;

● evaluating expenses attributed to our non-strategic business lines; and

● continuing to automate our processes and reduce overhead where possible without impacting our customer experience

Key metrics

The following graph summarizes our quarterly revenue growth since the fourth quarter of 2012 thought the third quarter of 2018:

In addition, over the past quarters (third quarter in 2017 to the third quarter of 2018), we experienced a 90% increase in the number of total ad impressions delivered, with most of the increase following our acquisition of Daily Engage Media.. The change in ad impression over the past four consecutive quarters is conveyed in the following graph:

Results of operations

Revenue

	For the three months ended				Nine months ended
	September 30,				September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Advertising	$185,417	$126,098	$59,319	47.0%	$1,159,751	$329,731	$830,020	251.7%
Product sales	203,485	589,402	(385,917)	(65.5)%	897,536	1,713,688	(816,152)	(47.6)%
Total revenue	$388,902	$715,500	$(326,598)	(45.6)%	$2,057,287	$2,043,419	$13,868	0.7%

While our advertising revenue for the third quarter of 2018 was higher than the comparable period in 2017, we only reported revenues from Daily Engage Media during the 2017 period from the date of acquisition (September 19, 2017) through September 30, 2017. Accordingly, a quarter to quarter comparison is not as meaningful as a comparison to the second quarter of 2018. Our advertising revenues for the third quarter of 2018 were 36% less than the second quarter of 2018. During the third quarter of 2018, our advertising revenues were adversely impacted as a result of the malfeasance of two former employees of Daily Engage Media as described later in this report under Part II, Item 1, Legal Proceedings. In addition to denying our company the ability to access certain necessary information for the operation of Daily Engage Media, these former employees established a competing business in June 2018 and denied us the ability to contact our customers and have been soliciting our customers. We have been aggressively taking remedial actions, including contacting customers on a customer by customer basis, engaging Kubient, Inc. as described earlier in this section, and expanding the support services provided by a third party consulting service in India. Accordingly, while our current results of operations have been adversely affected, we do not expect that their actions will have a material long-term impact on our operations. In addition, the fourth quarter of the year is historically the largest revenue quarter for advertising. While there can be no assurances, given the remedial actions we have taken, we expect an increase quarter-over-quarter revenues during the remainder of 2018

Consistent with our business model, which now focuses on our advertising segment, revenues related to product sales decreased during 2018 from the comparable periods in 2017. In particular, the decrease in watch sales is a result of the Company’s diminished focus on the watch business and the focus of the Black Helmet business on the future launch of its subscription sales program that will begin offering “mystery” boxes to its customers. This sales program is scheduled to be fully implemented in the fourth quarter

Cost of Revenue and Gross Profit Margins

	For the three months ended				Nine months ended
	September 30,				September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Advertising	$117,175	$11,669	$105,506	904.2%	$810,744	$24,031	$786,713	3,273.7%
Product sales	142,234	387,360	(245,126)	(63.3)%	672,751	1,116,465	(443,714)	(39.7)%
Total cost of revenue	$259,409	$399,029	$(139,620)	(35.0)%	$1,483,495	$1,140,496	$342,999	30.1%

Advertising revenues as a percentage of gross profit margin	37%	90%			30%	93%
Product sales as a percentage of gross profit margin	30%	32%			25%	35%

Historically, with respect to our advertising segment, we did not recognize any cost of sales for this segment. However, as a result of the expansion of the operations in this segment during the latter part of the third quarter of 2017 related to the Daily Engage Media acquisition, we now incur costs of sales associated with this segment which includes revenue share payments to media providers and website publishers.

 Gross profit from product sales decreased in the 2018 periods compared to the same periods in 2017 as a result of the Company’s change in the watch business model related to the Black Helmet product line. The Company is currently selling its previous inventory at a lower margin as it directs its resources to its advertising segment.

Selling, General and Administrative Expenses

	For the three months ended				For the nine months ended
	September 30,				September 30,

	2018	2017	Change	% Change	2018	2017	Change	% Change
Selling, general and administrative expenses	$883,478	$797,268	$86,210	10.8%	$2,985,391	$2,746,236	$255,028	8.7%
SG&A as a percentage of total revenues	231%	111%			146%	134%

The primary components of selling, general and administrate expenses are attributable to period changes including salaries and wages, services/consulting agreement amortization, non-cash stock-based compensation, rent, website development expenses, bad debt expense and non-cash amortization of intangibles. The higher salaries and wages, legal fees, fees to independent contractors, bad debt and rent expenses in the 2018 periods reflects the shift in focus to the advertising segment during 2018 as well as increased costs associated with remedial actions we have taken to counter the adverse impact of the actions of the former Daily Engage Media employees, the impact of the amortization of the contract fees paid to Spartan Capital, and increased legal fees associated with ongoing litigation. Website development expense increased in the nine months ended September 30, 2018 from the comparable period in 2017 related to the development of various websites completed during the first quarter. The website development expense for the three-month period ended September 30, 2018 compared to the 2017 period declined, as the work was completed. Non-cash stock-based compensation decreased in both the 2018 periods from the comparable 2017 periods, however, non-cash amortization of intangible expense increased in both of the 2018 periods related to the intangible assets acquired in the Daily Engage Media acquisition in September 2017. During the three and nine month periods ended September 30, 2018 expenses increased due to the amortization of $350,000 in the third quarter of 2018 for a portion of the payments made to Spartan Capital in September 2018 which totaled $1,750,000, including $1,000,000 in cash and 1,000,000 shares of our common stock valued at $750,000. The balance of this expense is being amortized over the life of the contract and we will incur similar expenses each quarter until fully amortized.

Selling, general and administrative expenses are expected to continue to increase as we execute our planned growth strategy of launching and operating the Bright Mountain Media ad exchange network which will include additional administrative support. Subject to the availability of additional working capital, the Company also intends to add administrative staff to its accounting department to improve controls over its accounting and reporting processes.

Total other income (expense)

Total other income (expense) for the three and nine months ended September 30, 2018 and 2017 of $116,388 and $101,157 and $342,081 and $295,822, respectively, primarily reflects interest expense associated with our borrowings under a convertible note payable. Interest under these notes, inclusive of $51,293 and $49,595 and $152,293 and $116,863 in amortization of the related debt discount, for the three and nine months ended September 30, 2018 and 2017, respectively.

               The Company recorded interest expense of $16,014 and $41,217 primarily for the three and nine months ended September 30, 2018 on a $500,000 10% note payable issued in November 2016 which matures in December 2018 pursuant to an oral extension provided by the lender. There were no interest payments on the $500,000 notes during 2017. At September 30, 2018 the principal balance on this note was $150,000. We expect to satisfy this note in full by December 31, 2018.

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

We believe that investors should have access to the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP but should not be considered a substitute for or superior to GAAP results.

We believe these measures are useful for analysts and investors as the measures allows a more meaningful year-to-year comparison of our performance. The items below are excluded from the Adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, Adjusted EBITDA corresponds more closely to the cash operating income/loss generated from our business. Adjusted EBITDA has certain limitations in that it does not consider the impact to our statement of operations of certain expenses.

Non-GAAP financial measure (continued)

There was a sharp decrease in the interest expense from 2017 to 2018 because of the change of the interest rate from 25% to 10% on the $500,000 promissory note. During September 2018 the final closing on the Private Placement Memorandum occurred which resulted in payments made to Spartan Capital of $1,000,000, of which $200,000 was recognized for the periods and an additional $150,000 of expenses were incurred for closing the capital raising activities with Spartan Capital. The adjusted EBITDA, net of the $350,000, for the three and nine months ended September 30 would be $(332,042) and $(1,748,675), respectively.

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Unaudited	2018	2017	2018	2017
Net loss	$(870,372)	$(581,955)	$(2,753,680)	$(2,139,135)
plus:
Stock compensation expense	5,755	21,983	19,961	95,821
Stock issued for services	7,500	-	7,500	25,860
Adjusted net loss	(857,117)	(559,972)	(2,726,219)	(2,017,454)
Depreciation expense	7,809	6,777	20,661	18,925
Amortization expense	49,727	75,876	262,633	227,418
Interest expense	117,539	101,390	344,250	296,273
Adjusted EBITDA	$(682,042)	$(375,929)	$(2,098,675)	$(1,474,838)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at September 30, 2018 as compared to December 31, 2017.

	September 30, 2018	December 31, 2017
Total current assets	$1,946,854	$1,776,992
Total current liabilities	$1,353,136	$2,105,234
Working capital (deficit)	$593,718	$(328,242)

The increase in cash and reduction in the working capital deficit is a result of cash proceeds from the sale of equity securities in a private placement during the nine months ended September 30, 2018. The slight increase in our current assets is mostly reflective of our decrease in watch inventory and accounts receivable and prepaid expenses attributed to lower prepaid rent and insurance, offset by the increases in the current portion of its services/consulting contracts paid in cash and stock, with an increase in cash balances. The decrease in our current liabilities primarily reflects a decrease in accounts payable and premium finance loan payable and note payables.

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In the first quarter of 2018 we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2017. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at September 30, 2018.

We do not have any commitments for capital expenditures. During the fourth quarter of 2018 we loaned Kubient, Inc. $75,000 under the terms of a promissory note. The promissory notes payable in the remaining aggregate amount of $175,162 to three members of Daily Engage Media in September 2017 as partial consideration in our acquisition of that entity, which became due in September 2018, and has not been paid pending the settlement of, or conclusion of, the litigation described later in this report under Part II, Item 1. Legal Matters. The Company repaid $25,000 for the three months ended September 30, 2018 to one noteholder who extended the terms of the agreement with the Company for one year. The remaining balance will be paid over a seven-month period.

Going concern and management’s liquidity plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of ($2,753,680) and used net cash in operating activities of ($3,061,848) for the nine months ended September 30, 2018. The Company had an accumulated deficit of ($14,572,582) at September 30, 2018.

Going concern and management’s liquidity plans (continued)

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

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically we have been dependent upon loans and equity purchases from our Mr. W. Kip Speyer, an executive officer and member of our board of directors, and, during 2018, sales of equity securities to accredited investors, to provide adequate funds to meet our working capital needs. During the nine months ended September 30, 2018 we raised $375,000 of working capital from equity purchases by Mr. Speyer, and an additional $4,040,000 through the sale of our securities in a private placement. While we estimate that we need a minimum of $2.4 million in additional working capital to provide sufficient funds to pay our operating expenses and fund our development over the next 12 months, we believe that if we are successful the anticipated revenues from our advertising segment will have a significant impact on our revenues and results of operations in future periods. While we have engaged a placement agent to assist us in raising capital, the placement agent is acting on a best efforts basis and there are no assurances we will be successful in raising additional capital during the balance of 2018 through the sale of our securities. Any delay in raising sufficient funds will delay the implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, most particularly from our advertising segment, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses to conserve our working capital.

Summary of cash flows

	September 30, 2018	September 30, 2017
Net cash (used in) operating activities	$(3,061,848)	$(1,368,454)
Net cash provided by (used in) investing activities	$887	$(222,107)
Net cash provided by financing activities	$3,474,350	$1,543,279

During the nine months ended September 30, 2018, we used cash primarily to fund our net loss of $2,753,680 for the period, with a reduction of $255,111 in inventory purchases and an increase in prepaid expenses and services/consulting agreements of $640,000 for the period offset by a decrease in accounts receivable of $103,940 and $543,891 of accounts payable offset by an increase in accrued expenses of $15,978.  During the nine months ended September 30, 2017, we used cash primarily to fund our net loss of $2,139,135 for the period as well as a decrease in inventory of approximately $142,550, $134,903 of other assets, an increase of $50,194 for accrued interest offset by lower accounts payable of $203,673.  The Company reduced inventory, other assets and payables attributed to the acquisition of Black Helmet Apparel. The Company increased the accrued interest expense attributed to the modified Note discussed above.

The decreases in net cash used in investing activities in both periods is attributable to less fixed asset purchases in the 2018 period and approximately $208,000 relating to the net cash paid for the acquisition in September 2017 of Daily Engage Media.

During the nine months ended September 30, 2018 the Company raised $3,636,000 through a the sale of equity securities in a private placement memorandum and $375,000 through the sale of shares of 10% Series E convertible preferred stock to an executive officer and member of our board of directors, and we paid cash dividends of $51,314, primarily to Mr. Speyer on shares of this series of preferred stock owned by him. During the nine months ended September 30, 2017, the Company received $1,460,000 under a series of 6%, 10% and 12%, 5-year convertible notes issued to our chief executive officer and member of our board of directors, $200,000 for the sale of 500,000 units of Series E preferred stock to our CEO and $50,000 sale of 125,000 shares of common stock. The Company made repayments of $52,041 and $53,643 in insurance premium financing notes for the nine months ended September 30, 2018 and 2017, respectively.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  In connection with the matters which lead to our termination for cause of Messrs. Pagoulatos and Rezitis described below, in July 2018 we filed a Verified Complaint for injunctive relief and damages against Messrs. Pagoulatos and Rezitis in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (case number 502018CA008972XXXXMB) alleging their failure, among other things, to provide us with certain login codes and passwords as well as reporting other current information about Daily Engage Media's business. That matter was removed to the Southern District of Florida, United States District Court and ultimately stayed and closed pending a determination of jurisdiction by the pending New Jersey action described below.

In July of 2018, Messrs. Pagoulatos and Rezitis, along with a third party who had been a minority owner in Daily Engage Media prior to our acquisition of that company, filed a Complaint in the U.S. District Court, District of New Jersey (case number 2:18-cv-11357-ES-SCM) against our company and our Chief Executive Officer, seeking compensatory and punitive damages and attorneys' fees, among other items, and alleging, among other items, fraud and breach of contract. We vehemently deny all allegations in the complaint and deem them to be baseless at best. We filed a Motion to Dismiss this case for a multitude of reasons including, but not restricted to, failure to state a cause of action and jurisdictional and venue arguments as the acquisition and employment agreements provides that any dispute should be heard in either the state or local courts of Palm Beach County, Florida. At the appropriate juncture, we also intend to serve a Rule 11 Motion for Sanctions based upon the fact that the Complaint contains frivolous arguments or arguments with no evidentiary support.

As described above and notwithstanding an audit of Daily Engage Media, the principles of Daily Engage Media failed to disclose an obligation of approximately $200,000. We have recognized a liability of that amount associated with the Daily Engage Media acquisition. A lawsuit has been filed in New York state court to collect this obligation. We intend to vigorously defend this motion.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2017 Form 10-K subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

There are no assurances our advertising revenues will return to historic levels in future periods.

As described elsewhere herein, during the third quarter of 2018 revenues from our advertising segment declined approximately 30% from our advertising revenues for the second quarter of 2018 which is attributable to the impact of actions by Messrs. Pagoulatos and Rezitis which have been materially adverse to the Company. While we expect advertising revenues for the fourth quarter of 2018 to increase from those in the third quarter of 2018, as a result of both historically high advertising revenues during the fourth quarter as well as remedial actions we have taken, there are no assurances our expectations are correct. Any continued decline in revenues from our advertising segment will materially adversely impact our ability to continue our operations as they are presently conducted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2018, the Company issued 10,000 shares of common stock to a consultant for services rendered based on the fair value at the date of grant, or $0.75 per share valued at $7,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5. OTHER INFORMATION.

On October 31, 2018, the Company entered into a Finder’s Agreement with the Spartan Capital which provides that, in consideration for Spartan Capital introducing Kubient, Inc. to us, Spartan Capital will be entitled to a non-refundable fee of $160,000 which will be payable within three days after the final closing of the full amount of the over-allotment option, and, if the acquisition of Kubient, Inc. is completed, Spartan Capital will be entitled to receive a number of shares of our common stock equal to 3% of the number of shares of our common stock issued to Kubient, Inc. or its shareholders in connection with the acquisition. In addition, if within three years from the date of the Finder’s Agreement we complete a financing transaction for which a broker-dealer introduced to us by Spartan Capital serves as placement agent or underwriter, we will be required to pay Spartan Capital a cash fee equal to 2% of the aggregate proceeds raised in the financing and issue to

Spartan Capital warrants to purchase a number of shares of our common stock equal to 2% of the number of shares of common stock (and/or shares of common stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold in the offering. The Finder’s Agreement further provides that if within three years from the date of the Finder’s Agreement we complete a merger, acquisition or sale of stock or assets, joint venture, strategic alliance or similar transaction (the “Alternative Transaction”), regardless of whether Spartan Capital introduced the other party to the Alternative Transaction, then Spartan Capital will be entitled to a fee equal to 3% of the amount of the consideration paid or received by us or our shareholders in such transaction, which fee will be payable in shares of our common stock valued at the volume weighted average price of our common stock for the 10 trading days preceding the closing of the Alternative Transaction. The foregoing notwithstanding, if Spartan Capital has not introduced the other party to the Alternative Transaction to the Company, a fee shall only be paid if Spartan Capital has, on a continuous basis, provided substantive merger and acquisition support services and advice as reasonably requested by the Company. The foregoing description of the terms and conditions of the Finder’s Agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10 to this report.

On October 3, 2018 we lent Kubient, Inc. $75,000. The terms of the unsecured note provide that it pays interest at 6% per annum and the principal and interest is due on January 31,2019, provided, however, that if the share exchange or merger as contemplated by the non-binding letter of intent with Kubient, Inc. is consummated on or prior to the maturity date, the outstanding principal of the note shall be forgiven by us and the purchase price contemplated by the non-binding letter of intent will be reduced by 100,000 shares (i.e., $75,000 divided by $0.75 per share). The foregoing description of the terms and conditions of the note is qualified in its entirety by reference to the agreement which is filed as Exhibit 10 to this report

ITEM 6. EXHIBITS.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation	Form 10	3/31/13	3.3
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/4/15	3.7
3.9	Amended and Restated Bylaws	Form 10	3/31/13	3.2
3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/13/18	3.10
4.1	Form of unit warrants	10-K	4/2/18	4.1
4.2	Form of placement agent warrants	10-K	4/2/18	4.2
10.1	New Lease				Filed
10.2	Finder’s Agreement dated October 31, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.				Filed
10.3	Note Exchange Agreement dated November 7, 2018 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	11/13/18	10.1
10.4	Promissory Note dated October 3, 2018 in the principal amount of $75,000 from Kubient, Inc.				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

November 20, 2018	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer, principal financial and accounting officer