Form 10-K
period 2018-12-31
Bright Mountain Media, Inc.
filed 2019-04-12
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not (§229.405 of this chapter) contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $12,246,375 on June 29, 2018.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 64,148,864 shares of common stock are issued and outstanding as of April 8, 2019.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●
our history of losses, our declining gross profit margins, our ability to raise additional capital and continue as a going concern;
●
our ability to fully develop the Bright Mountain Media Ad Exchange Network and services platform
●
a failure to successfully transition to primarily advertising based revenue model;
●
the continued appeal of Internet advertising;
●
our ability to manage and expand our relationships with publishers;
●
our dependence on revenues from a limited number of customers;
●
the impact of seasonal fluctuations on our revenues;
●
acquisitions of new businesses and our ability to integrate those businesses into our operations;
●
online security breaches;
●
failure to effectively promote our brand and attract advertisers;
●
our ability to protect our content;
●
our ability to protect our intellectual property rights;
●
the success of our technology development efforts;
●
additional competition resulting from our business expansion strategy;
●
our dependence on revenues from a limited number of customers;
●
our ability to detect advertising fraud;
●
liability related to content which appears on our websites;
●
regulatory risks and compliance with privacy laws;
●
dependence on executive officers and certain key employees and consultants;
●
our ability to hire qualified personnel;
●
possible problems with our network infrastructure;
●
ongoing material weaknesses in our disclosure controls and internal control over financial reporting;
●
the impact on available working capital resulting from the payment of cash dividends to our affiliates;
●
dilution to existing shareholders upon the conversion of outstanding preferred stock and convertible notes and/or the exercise of outstanding options and warrants, including warrants with cashless exercise rights;
●
the illiquid nature of our common stock;
●
risks associated with securities litigation;
●
provisions of our charter and Florida law which may have anti-takeover effects; and
●
the impact of diversion of management’s time as we pursue the litigation against the former owners of one of the entities we acquired.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “our,” “us,” and similar terms refers to Bright Mountain Media, Inc., a Florida corporation, and our subsidiaries. In addition, "fourth quarter of 2018" refers to the three months ended December 31, 2018, “2018” refers to the year ended December 31, 2018, "fourth quarter of 2017" refers to the three months ended December 31, 2017, “2017” refers to the year ended December 31, 2017 and “2019” refers to the year ending December 31, 2019.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Historically we have operated as a digital media holding company for online for online assets primarily targeted to the military and public safety sectors. In addition to our corporate website, we own and/or manage 25 websites which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with products, information and news that we believe may be of interest to them. We also own an ad network which was acquired in September 2017. We have placed a particular emphasis on providing quality content on our websites to drive traffic increases. Our websites feature timely, proprietary and aggregated content covering current events and a variety of additional subjects targeted to the specific demographics of the individual website. Our business strategy requires us to continue to provide this quality content to our niche markets and to grow our business, operations and revenues both organically and through acquisitions as we expand our business past the original niche markets into mainstream digital audiences.

We have invested in our infrastructure and acquisitions and placed an emphasis on providing quality content on our websites necessary to drive traffic to our websites. With the exit from our E-Commerce businesses effective December 31, 2018, we believe that we have advanced our transition to becoming a digital media company. We believe that with this action, our business, results of operations and financial condition will be positively impacted in the long term.

Our advertising network matches advertisers with publishers.  It offers video, display, mobile and native ads, providing focused promotion for advertisers of products and services while helping websites monetize their visitor traffic.  Our advertising exchange platform is being developed to be a trading desk for publishers and advertisers where they will be able to log-in and choose from various features.  Publishers will be able to select a variety of advertising units for their video, mobile, display and native advertisements and also have the ability to create their own unique advertising formats. Advertisers will be able to choose where their advertisements will be seen using our filters or by connection directly with the publisher through our platform.

We have grown our business through sales efforts including:

●
establishing favorable contract terms with many key advertising demand parties;
●
supply relationships with approximately 200 digital publishers;
●
over 50 RTB clients;
●
proprietary software to collect and report results for publisher clients;
●
ability and software to quickly and efficiently detect fraudulent traffic; and
●
highly scalable sales and ad operations functions.

Bright Mountain Media Ad Network Business

While we are currently accessing third party real time bidding, or “RTB,” platforms, we are currently working on the development of our own proprietary real time bidding, or “RTB,” platform, display and video ad serving software, and header bidding technology, as we move to vertically integrate higher margin software products into our ad network business model. The platform, which is the pre-Alpha stage, is being developed for us by AdsRemedy, a third party consulting firm that provides support services to us.

Our new platform is expected to have a significant impact on our revenues and its capabilities will include:

●
server integration with several ad exchanges, making for extremely quick ad deployments;
●
leading targeting technology, allowing advertisers to pinpoint their marketing efforts to reach various demographics across mobile, tablet, and desktop;
●
capable of handling any ad format, including video, display, and native ads;
●
ad serving and self-service features; and
●
ability for advertisers and publishers to conduct private deals.

We believe that the exit from the E-Commerce business will have the following benefits during 2019 and beyond:

●
allow us to concentrate all our efforts on the Ad Network, Ad Tech, and Ad software business; and
●
change the digital market for young male audiences and advertisers by being the first vertically integrated publisher/ad network in our demographic.

Our Strategy

The exit from all of our E-commerce businesses at December 31, 2018 allows Bright Mountain to concentrate all of our resources to our best and fastest growing business opportunities.

The Bright Mountain Media business strategy focuses on two primary elements:

●
first, the organic growth of our existing Ad Network and owned and operated websites.
●
second, the very selective acquisition of related businesses in our space that are complimentary to our growth strategy.

To implement this strategy, we intend to:

●
accelerate the organic growth of Bright Mountain Media through the addition of internally developed software products that will vertically integrate our business model through our own ad serving, header bidding and owned RTB platform which will increase sales and gross profit margins; and
●
leverage our Management and Acquisition Agreement with Spartan Capital Securities, LLC (“Spartan Capital”) to help locate and introduce companies in our space that will compliment our acquisition business strategy.

Currently, in addition to our corporate website, www.brightmountainmedia.com, we own the following website properties which we have acquired or developed:

●	Advertisetothemilitary.com	●	Militaryhousingrentals.com
●	Bootcamp4me.com	●	Popularmilitary.com
●	Bootcamp4me.org	●	Thebrightnetwork.com
●	BrightMountainMedia.com	●	Thebright.com
●	Coastguardnews.com	●	Thebrightmail.com
●	Fdcareers.com	●	Usmclife.com
●	Thebravestonline.com	●	Wardocumentaryfilms.com
●	Firefightingnews.com	●	Warisboring.com
●	JQPublicblog.com	●	Welcomehomeblog.com
●	Leoaffairs.com

We also partner on six additional websites, havokjournal.com, Article107News.com, 24HourCampFire.com, Retail Salute, ChicagoFireWire.com, and yuuut.com, under revenue sharing arrangements.

Discontinued Operations

Historically we generated revenues from two segments, our advertising segment and our product sales segment. Revenues from the product sales segment included revenues from two of our websites that operate as e-commerce platforms, including Bright Watches and Black Helmet, as well as Bright Watches’ retail location. During 2018 we began to de-emphasize our product sales segment as we placed more emphasis on our advertising segment. Management, prior to December 31, 2018, with the appropriate level of authority, determined to discontinue the operations of Black Helmet and Bright Watches effective December 31, 2018.

The decision to exit all components of our product segment have resulted in these businesses being accounted for as discontinued operations. We recorded a loss, net of income taxes, of $1,092,750 in 2018 for the discontinued operations.

Subsequent to December 31, 2018, we are aggressively marketing the remaining Bright Watches’ inventory in an effort to liquidate such inventory as quickly as possible. In addition, in March 2018 we sold the assets which were used in our Black Helmet apparel E-Commerce business to an unaffiliated third party for $175,000, of which $20,000 was paid at closing and the balance is payable under the terms of a promissory note in the principal amount of $155,000 and bearing interest at 15% per annum. The note is secured by a guarantee of the principal of the purchaser.

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

Competition

The internet and industries that operate through it are intensely competitive. We compete with other companies that have significantly greater financial, technical, marketing, and distribution resources. Our competitors include Verizon Media, AppNexus, The Maven, and Praetorian Digital.

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

Government regulation

Interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or data privacy. In particular, this scrutiny has focused on the use of cookies and other technology to collect or aggregate information about Internet users’ online browsing activity. Because we, and our clients, rely upon large volumes of such data collected primarily through cookies, it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.

We provide this notice through our privacy policy, which can be found on our website at http://www.BrightMountainMedia.com. As stated in our privacy policy, our technology platform does not collect information, such as name, address, or phone number, that can be used directly to identify a real person, and we take steps not to collect and store such personally identifiable information from any source. Instead, we rely on IP addresses, geo-location information, and persistent identifiers about Internet users and do not attempt to associate this data with other data that can be used to identify real people. This type of information is considered personal data in some jurisdictions or otherwise may be the subject of future legislation or regulation. The definition of personal data varies by country, and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. For example, some European countries consider IP addresses or unique device identifiers to be personal data subject to heightened legal and regulatory requirements. As a result, our technology platform and business practices must be assessed regularly in each country in which we do business.

There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data relevant to our business. For example, the Children’s Online Privacy Protection Act ("COPPA"), imposes restrictions on the collection and use of data about users of child-directed websites. To comply with COPPA, we have taken various steps to implement a system that: (i) flags seller-identified child-directed sites to buyers, (ii) limits advertisers’ ability to serve interest-based advertisements, (iii) helps limit the types of information that our advertisers have access to when placing advertisements on child-directed sites, and (iv) limits the data that we collect and use on such child-directed sites.

The use and transfer of personal data in EU member states is currently governed under the EU Data Protection Directive, which generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. We have relied on alternative compliance measures, which are complex, which may be subject to legal challenge, and which directly subject us to regulatory enforcement by data protection authorities located in the European Union. By relying on these alternative compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Further, some of these alternative compliance measures are facing legal challenges, which, if successful, could invalidate the alternative compliance measures that we currently rely on. It may take us significant time, resources, and effort to restructure our business and/or rely on another legally sufficient compliance measure. In addition, the European Union has finalized the General Data Protection Regulation ("GDPR"), which will become effective in May 2018. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe; among other requirements, the GDPR obligates companies that process large amounts of personal data about EU residents to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Further, the European Union is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. The ePrivacy Regulation propose burdensome requirements around obtaining consent, and impose fines for violations that are materially higher than those imposed under the Cookie Directive.

The UK's decision to leave the European Union may add cost and complexity to our compliance efforts. If UK and EU privacy and data protection laws and regulations diverge, we will be required to implement alternative EU compliance measures and adapt separately to any new UK requirements.

Additionally, our compliance with our privacy policy and our general consumer privacy practices are also subject to review by the Federal Trade Commission, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations therein. Certain State Attorneys General may also bring enforcement actions based on comparable state laws or federal laws that permit state-level enforcement. Outside of the United States, our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business.

Beyond laws and regulations, we are also members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data, including the Internet Advertising Bureau ("IAB"), the Digital Advertising Alliance, the Network Advertising Initiative, and the Europe Interactive Digital Advertising Alliance. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we provide consumers with notice via our privacy policy about our use of cookies and other technologies to collect consumer data, and of our collection and use of consumer data to deliver interest-based advertisements. We also allow consumers to opt-out from the use of data we collect for purposes of interest-based advertising through a mechanism on our website, linked through our privacy policy as well as through portals maintained by some of these self-regulatory bodies. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.

Employees

At April 8, 2019 we had thirteen full-time and one part-time employees. We also utilize the services of eleven independent contractors who provide content, operational and website services.

History of our company

We were organized as a Florida corporation in 2010 under the name Speyer Investment Advisors, Inc. In 2012 we changed our name to Speyer Investment Research, Inc. In 2014, as we began building our brand we changed our name to Bright Mountain Holdings, Inc. and in 2015 we changed our name to Bright Mountain Acquisition Corporation and then to Bright Mountain Media, Inc. as we began implementing our strategy to transform into a digital media company.

Additional information concerning the terms of material business combinations can be found in Note 1 and Note 4 of the notes to our audited consolidated financial statements appearing later in this report.

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

RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES.

We incurred net losses of $5,224,064 and $2,994,096, respectively, for 2018 and 2017, which includes losses of $1,092,750 and $424,391, respectively, for discontinued operations. At December 31, 2018 we had an accumulated deficit of $17,042,966. While our revenues increased 57.2% for 2018 from 2017, our gross profit margin declined from 39.2% in 2017 to 20.6% in 2018. In addition, in 2018 our selling, general and administrative expenses, or “SG&A ”, increased 34.6% in 2018 from 2017. We anticipate that our SG&A will continue to increase in 2019 and beyond, and we may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and gross profit to a level to fund our operating expenses. There are no assurances that we will be able to significantly increase our revenues and gross profit to a level which supports profitable operations and provides sufficient funds to pay our operating expenses and other obligations as they become due.

WE ARE DEPENDENT UPON SALES OF EQUITY SECURITIES AND LOANS FROM OUR CHIEF EXECUTIVE OFFICER TO PROVIDE OPERATING CAPITAL.

We do not generate sufficient gross profit to pay our operating expenses and we reported losses from continuing operations of $4,131,314 and $2,569,705 in 2018 and 2017, respectively. Historically we have been dependent upon the purchase of equity securities or convertible notes by Mr. Kip Speyer, our Chief Executive Officer, to provide operating capital. During 2018 and 2017 he invested $530,000 and $1,760,000, respectively, in our company. During 2018 and 2017 we paid him $281,882 and $171,254, respectively, in dividend and interest payments on these investments. In addition, between January 2018 and January 2019 we raised $6,000,000 through the sale of our equity securities in private placements. After payment of the cash commissions of $600,000 and non-accountable expense allowance of $40,000 to Spartan Capital, a broker dealer and member of FINRA who served as placement agent in the offerings, we used $2,000,000 of the gross proceeds of $6,000,000 to pay Spartan $1,000,000 in fees, $600,000 in commissions, $400,000 in uplisting, finders and 4%  fees and are using the balance for working capital, including to fund our operating loss. While we expect to seek to raise additional working capital through the sale of our securities in private or public transactions, we are not a party to any binding agreements and there are no assurances we will be able to raise any additional third party capital. Mr. Speyer is also under no obligation to continue to lend us money or purchase equity securities from us. If we are not able to raise sufficient additional working capital as needed, absent a significant increase in our revenues we may be unable to grow our company.

THE COMPANY'S ECONOMIC PERFORMANCE HAS RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $17,042,966 at December 31, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IF WE FAIL TO DETECT ADVERTISING FRAUD OR OTHER ACTIONS THAT IMPACT OUR ADVERTISING CAMPAIGN PERFORMANCE, WE COULD HARM OUR REPUTATION WITH ADVERTISERS OR AGENCIES, WHICH WOULD CAUSE OUR REVENUE AND BUSINESS TO SUFFER.

Once established, the Bright Mountain Media Ad Network Business will rely on our ability to deliver successful and effective advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity on websites where we do not own content and rely in part on our customers to control such activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business.

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our business model may not continue to be effective in the future for a number of reasons, including:

●
a decline in the rates that we can charge for advertising and promotional activities;
●
our inability to create applications for our customers;
●
Internet advertisements and promotions are, by their nature, limited in content relative to other media;
●
companies may be reluctant or slow to adopt online advertising and promotional activities that replace, limit or compete with their existing direct marketing efforts;
●
companies may prefer other forms of Internet advertising and promotions that we do not offer;
●
the quality or placement of transactions, including the risk of non-screened, non-human inventory and traffic, could cause a loss in customers or revenue; and
●
regulatory actions may negatively impact our business practices.

If the number of companies who purchase online advertising and promotional services from us does not grow, we may experience difficulty in attracting publishers, and our revenue could decline.

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO EFFECTIVELY EXPAND AND MANAGE OUR RELATIONSHIPS WITH OUR PUBLISHERS.

Outside of our owned and operated websites, we are dependent upon our publishing partners to provide the media which we sell. We depend on these publishers to make their respective media inventories available to us to use in connection with our campaigns that we manage, create or market. Our growth depends, in part, on our ability to expand and maintain our publisher relationships within our network and to have access to new sources of media inventory such as new partner websites and Facebook pages that offer attractive demographics, innovative and quality content and growing Web user traffic volume. Our ability to attract new publishers to our networks and to retain Web publishers currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to, our ability to introduce new and innovative products and services, our pricing policies, and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase media inventory from Web publishers continues to increase. In the event we are not able to maintain effective relationships with our publishers, our ability to distribute our advertising campaigns will be greatly hindered which will reduce the value of our services and adversely impact our results of operations in future periods.

WE ARE DEPENDENT ON REVENUES FROM A LIMITED NUMBER OF CUSTOMERS.

For 2018 revenues from two customers accounted for approximately 22.6% of our revenues and at December 31, 2018. The loss of either of these customers could have material adverse impact on our results of operations in future periods.

WE ARE SUBJECT TO SEASONAL FLUCTUATIONS IN OUR REVENUES IN FUTURE PERIODS.

Typically advertising technology companies report a material portion of their revenues during the fourth calendar quarter as a result of holiday related ad spend. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.

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

ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

User confidence in our websites depends on maintaining strong security features. While we are unaware of any security breaches to date, experienced programmers or “hackers” could penetrate sectors of our systems. Because a hacker who is able to penetrate network security could misappropriate proprietary information or cause interruptions in our services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially affect our operations, damage our reputation and expose us to risk of loss or litigation. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

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

●
the diversion of management time and resources and the potential disruption of our ongoing business;
●
difficulties in maintaining uniform standards, controls, procedures and policies;
●
unexpected costs and time associated with upgrading both the internal accounting systems as well as educating each of their staff as to the proper methods of collecting and recording financial data;
●
potential unknown liabilities associated with acquired businesses;
●
the difficulty of retaining key alliances on attractive terms with partners and suppliers; and
●
the difficulty of retaining and recruiting key personnel and maintaining employee morale.

There can be no assurance that our efforts to integrate the operations of any acquired assets or companies will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized.

WE DEPEND ON THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER AND OUR VICE PRESIDENT - DIGITAL. THE LOSS OF EITHER OF THEIR SERVICES COULD HARM OUR ABILITY TO OPERATE OUR BUSINESS IN FUTURE PERIODS.

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

WE MUST HIRE, INTEGRATE AND/OR RETAIN QUALIFIED PERSONNEL TO SUPPORT OUR EXPECTED BUSINESS EXPANSION.

Our success also depends on our ability to attract, train and retain qualified personnel. In addition, because our users must perceive the content of our websites as having been created by credible and notable sources, our success also depends on the name recognition and reputation of our editorial staff. In addition, we need to hire an experienced Chief Financial Officer and expand our accounting department to add additional accounting personnel who are experienced in U.S. generally accepted accounting principals (GAAP) accounting and periodic reporting obligations of public companies such as ours. Competition for qualified personnel is intense and we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract and retain qualified personnel, our business will suffer and we may be unable to timely meet our reporting obligations under Federal securities laws.

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

OUR SERVICES MAY BE INTERRUPTED IF WE EXPERIENCE PROBLEMS WITH OUR NETWORK INFRASTRUCTURE.

The performance of our network infrastructure is critical to our business and reputation. Because our services are delivered solely through the internet, our network infrastructure could be disrupted by a number of factors, including, but not limited to:

●
unexpected increases in usage of our services;
●
computer viruses and other security issues;
●
interruption or other loss of connectivity provided by third-party internet service providers;
●
natural disasters or other catastrophic events; and
●
server failures or other hardware problems.

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

LITIGATION IS BOTH COSTLY AND TIME CONSUMING AND THERE IS NO CERTAINTY OF A FAVORABLE RESULT.

We are presently involved in litigation which is described in Item 3 of this report. This litigation is both costly and time consuming and has resulted in the diversion of management time and resources. While we believe that all or a portion of our costs are covered by insurance, there are no assurances that they are covered nor are there assurances that we will prevail in the litigation.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

WE HAVE MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND OUR INTERNAL CONTROL OVER FINANCIAL REPORTING. IF WE FAIL TO REMEDIATE ANY MATERIAL WEAKNESSES OR IF WE FAIL TO ESTABLISH AND MAINTAIN EFFECTIVE CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO ACCURATELY AND TIMELY REPORT OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Historically we have reported material weaknesses in our disclosure controls and internal control over financial reporting. These material weaknesses resulted in our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2018. As required by the rules and regulations of the SEC, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on this assessment, and as described later in this report, our management concluded that as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as a result of material weaknesses. These continuing material weaknesses in our internal control over financial reporting also resulted in a material weakness in our disclosure controls. While we have added a second certified public accountant to our finance department, our failure to remediate the material weaknesses or the identification of additional material weaknesses in the future could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock. Please see Item 9A. appearing later in this report.

THE AMOUNT OF WORKING CAPITAL WE HAVE AVAILABLE COULD BE ADVERSELY IMPACTED BY THE AMOUNT OF CASH DIVIDENDS WE PAY AFFILATES.

At April 8, 2019 we have outstanding two series of preferred stock which pays cash dividends which are owned by Mr. W. Kip Speyer, our CEO, and Mr. Richard Rogers, a member of our board of directors. During 2018 we paid cash dividends of $111,940 to these affiliates. These dividend amounts are in addition to the $189,355 of interest payments we made to Mr. Speyer under the terms of convertible promissory notes which were exchanged for one of the series of outstanding preferred stock in November 2018. The payment of these cash dividends and interest payments reduces the amount of capital we have available to devote to the growth of our company. For additional information on these series of preferred stock please see Note 9 to the notes to our audited consolidated financial statements appearing later in this report.

WE HAVE OUTSTANDING PREFERRED STOCK, CONVERTIBLE NOTES, OPTIONS AND WARRANTS TO PURCHASE APPROXIMATELY 43% OF OUR CURRENTLY OUTSTANDING COMMON STOCK.

At April 8, 2019 we had 64,148,864 shares of our common stock outstanding together with outstanding preferred stock, convertible notes, options and warrants to purchase an aggregate of 27,481,017 shares of common stock. The automatic conversion of the various series of preferred stock and the possible exercise of the warrants and/or options on a cash basis will increase by approximately 42.5% the number of shares of our outstanding common stock, which will have a dilutive effect on our existing shareholders.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

At April 8, 2019 we had common stock warrants outstanding to purchase an aggregate of 18,000,000 shares of our common stock with an exercise price ranging from $0.65 to $0.75 per share, of which 1,500,000 warrants exercisable at $0.65 per share which are held by Spartan Capital are exercisable on a cashless basis. This means that the holder, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. It is possible that the warrant holders will use the cashless exercise feature. In that event, it will deprive us of approximately $975,000 of additional capital which might otherwise be obtained if the warrants were exercised on a cash basis.

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

●
permit our board of directors to issue up to 20,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;
●
provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●
provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide advance notice in writing, and also satisfy requirements as to the form and content of a shareholder’s notice;
●
not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●
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

OUR COMPANY HAS A CONCENTRATION OF STOCK OWNERSHIP AND CONTROL, WHICH MAY HAVE THE EFFECT OF DELAYING, PREVENTING, OR DETERRING A CHANGE OF CONTROL.

Our common stock ownership is highly concentrated. As of April 8, 2019, Mr. W. Kip Speyer, our Chief Executive Officer and Chairman of the Board, together with members of our board of directors and a principal shareholder, beneficially owns approximately 53.4% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, Mr. Speyer and our Board may be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

WE DO NOT KNOW WHETHER AN ACTIVE, LIQUID AND ORDERLY TRADING MARKET WILL DEVELOP FOR OUR COMMON STOCK AND AS A RESULT IT MAY BE DIFFICULT FOR YOU TO SELL YOUR SHARES OF OUR COMMON STOCK.

Our common stock is quoted on the OTCQB Tier of the OTC Markets and is thinly traded. An active trading market in our common stock may never develop or, if developed, sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into business combinations with other companies by using our shares of common stock as consideration. The market price of our common stock may be volatile, and you could lose all or part of your investment. Please see Part II Item 5 for discussion on common stock dividends.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease our corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement expiring on October 31, 2021. The lease terms require base rent payments of approximately $7,260 per month for the first twelve months commencing in September 2018, with a 3% escalation each year. Rent is all-inclusive and includes electricity, heat, air-conditioning, and water.

We lease retail space at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under two long-term, non-cancellable lease agreements, which contain renewal options. The leases commenced in January 2017 and are in effect for a period of five years. Minimum base rentals total approximately $6,000 per month, escalating 3% per year thereafter. This retail space was used by our products segment. We have discontinued all e-commerce and retail operations and have made a settlement with the landlord to buyout the lease with a lump sum payment of $55,870 less the security deposit.

In January 2017, we entered into an additional lease and modified and extended our existing lease for our retail site. The new lease agreement provides for an additional 2,720 square feet adjacent to our existing Delray Beach, FL location commencing February 1, 2017, expiring January 31, 2022. This lease provides for an initial monthly base rental of $1,757, representing a one-half reduction in rental payments for the first year as an accommodation. Minimum base rental for year two is $3,513 per month, escalating 3% per year thereafter. Simultaneously, we modified our existing lease on the initial space, extending this lease to coincide with the new space, expiring January 31, 2022, at an initial base rental of $2,471 per month, escalating 3% per year thereafter. This additional lease has also been terminated in connection with the settlement set forth above.

We leased a warehouse facility in Orlando, Florida consisting of approximately 2,667 square feet. The lease commenced in April 2016, expiring at March 31, 2019 with an initial base rental rate of $1,641 per month, and escalating at approximately 3% per year thereafter. This lease was not renewed because the operations located in Orlando are part of the discontinued operations at December 31, 2018.

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

In connection with the matters which lead to our termination for cause of former officers of our Daily Engage Media subsidiary, in July 2018 we filed a Verified Complaint for injunctive relief and damages against Messrs. Harry Pagoulatos and George Rezitis in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (case number 502018CA008972XXXXMB) alleging their failure, among other things, to provide us with certain login codes and passwords as well as reporting other current information about Daily Engage Media's business. That matter was removed to the Southern District of Florida, United States District Court and ultimately stayed and closed pending a determination of jurisdiction by the pending New Jersey action described below.

In July of 2018, Messrs. Pagoulatos and Rezitis, along with a third party who had been a minority owner in Daily Engage Media prior to our acquisition of that company, filed a Complaint in the U.S. District Court, District of New Jersey (case number 2: l 8-cv-11357-ES-SCM) against our company and our Chief Executive Officer, seeking compensatory and punitive damages and attorneys' fees, among other items, and alleging, among other items, fraud and breach of contract. We vehemently deny all allegations in the complaint and believe them to be without merit. We filed a Motion to Dismiss this case for a multitude of reasons including, but not restricted to, failure to state a cause of action and jurisdictional and venue arguments as the acquisition and employment agreements provides that any dispute should be heard in either the state or local courts of Palm Beach County, Florida. This Motion to Dismiss has been pending and ripe for a decision since October 2018. At the appropriate juncture, we also intend to serve a Rule 11 Motion for Sanctions based upon the fact that the Complaint contains frivolous arguments or arguments with no evidentiary support.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB Tier of the OTC Markets under the symbol "BMTM." The last sale price of our common stock as reported on the OTCQB on March 26, 2019 was $2.00 per share. As of April 8, 2019, there were approximately 203 record owners of our common stock.

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

Recent sales of unregistered securities

In November 2018 we borrowed an aggregate of $80,000 from Mr. Kip Speyer under the terms of five year convertible promissory notes. The notes, which bear interest at 10% per annum, are convertible at his option into shares of our common stock at a conversion price of $0.40 per share. If the notes have not previously been converted, the principal and any accrued but unpaid interest automatically converts into shares of our common stock on the maturity date of the notes. We did not pay any commissions or finders fees and Mr. Speyer is an accredited investor. The issuance of the notes were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(a)(2) of that act. We used the proceeds for working capital.

Effective December 30, 2018 we issued 100,000 shares of our common stock to an accredited investor upon the automatic conversation of 100,000 shares of our 10% Series A convertible preferred stock together with accrued but unpaid dividends on those shares. In accordance with the designations, rights and preferences of the 10% Series A convertible preferred stock, those shares automatically converted into shares of our common stock on a one for one basis on the fifth anniversary of the date of issuance of such shares. The issuance of the shares of our common stock upon the conversion were exempt from registration under Securities Act in reliance on an exemption provide by Section 3(a)(9) of such act, and the issuance of the shares of our common stock as dividends on such shares were exempt from registration in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

Between January 28, 2019 and February 21, 2019 we sold 750,000 units of our securities to three accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D of the Securities Act. The units were sold at a purchase price of $0.40 per unit resulting in gross proceeds to us of $300,000. Each unit consisted of one share of our common stock and one five year common stock purchase warrant to purchase one share of our common stock at an exercise price of $0.65 per share. We did not pay any commissions or finder’s fees in this offering. We are using the proceeds for general working capital.

Between February 26, 2019 and April 8, 2019, we sold 1,210,000 units of our securities to ten accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D and Regulation S of the Securities Act. The units were sold at a purchase price of $0.50 per unit resulting in gross proceeds to us of $605,000. Each unit consisted of one share of our common stock and one five-year common stock purchase warrant to purchase one share of our common stock at an exercise price of $0.75 per share. We did not pay any commissions or finder’s fees in this offering. We have allocated 90% of the gross proceeds received by us ($544,500) to make an unsecured loan to an unrelated third party, and are using the remaining $60,500 for working capital.

In the foregoing unit sales, we granted purchasers of the units demand and piggy-back registration rights with respect to the shares of our common stock included in the units and the shares of common stock issuable upon the exercise of the warrants. In addition, we are obligated to file a resale registration statement within 120 days following the closing of these offerings covering the shares of our common stock issuable upon the exercise of the warrants. We failed to timely file this resale registration statement, then within five business days of the end of month we will pay the holders an amount in cash, as partial liquidated damages, equal to 2% of the aggregate purchase price paid by the holder for each 30 days, or portion thereof, until the earlier of the date the deficiency is cured or the expiration of six months from filing deadline. We will keep any such registration statement effective until the earlier of the date upon which all such securities may be sold without registration under Rule 144 or the date which is six months after the expiration of the warrants. We are obligated to pay all costs associated with this registration statement, other than selling expenses of the holders.

Additional terms of the warrants include:

●
the exercise price is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our shareholders;
●
if we fail to timely file the resale registration statement described above or at any time thereafter during the exercise period there is not an effective registration statement registering such shares, or the prospectus contained therein is not available for the issuance of the such shares to the holder for a period of at least 60 days following the delivery of a suspension notice (as described in the warrants), then the warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise” in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrants;
●
providing that there is an effective registration statement registering the shares of common stock issuable upon exercise of the warrant, during the exercise period, upon 30 days prior written notice to the holder following the date on which the last sale price of our common stock equals or exceeds $1.50 per share for 10 consecutive trading days, as may be adjusted for stock splits, stock dividends and similar corporate events, if the average daily trading volume of our common stock is not less than 30,000 shares during such 10 consecutive trading day period, we have the right to call any or all of the warrants at a call price of $0.01 per underlying share; and
●
a holder will not have the right to exercise any portion of the warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants; provided, however, that any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to us.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2018 and 2017 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Historically we have operated as a digital media holding company for online assets primarily targeted to the military and public safety sectors. In addition to our corporate website, we own and/or manage 25 websites which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with products, information and news that we believe may be of interest to them. We also own an ad network which was acquired in September 2017.

We have placed a particular emphasis on providing quality content on our websites to drive traffic increases. Our websites feature timely, proprietary and aggregated content covering current events and a variety of additional subjects targeted to the specific demographics of the individual website. Our business strategy requires us to continue to provide this quality content to our niche markets and to grow our business, operations and revenues both organically and through acquisitions as we expand our business past the original niche markets into mainstream digital audiences.

A key component of our growth is the expansion in our ad network business. Our ad network creates revenue from other publisher’s content, as well as our own, in the form of a revenue share based on ad impressions we deliver. For this reason, the managerial focus will be in increasing our total impressions delivered to grow our total advertising revenue. Last year, we delivered approximately 2.2 billion advertising impressions.  These impressions include both our targeted demographics and the larger general demographics from our ad network.

During 2018 we have grown our business through sales efforts including:

●
establishing favorable contract terms with many key advertising demand parties;
●
supply relationships with approximately 200 digital publishers;
●
over 50 RTB clients;
●
proprietary software to collect and report results for publisher clients;
●
ability and software to quickly and efficiently detect fraudulent traffic; and
●
highly scalable sales and ad operations functions.

We believe that the exit from all of our E-commerce businesses at December 31, 2018 will allow us to concentrate all of our resources to our best and fastest growing business opportunities. While we are presently accessing third party RTB platforms, we are currently working on the development of our own proprietary RTB platform, display and video ad serving software, and header bidding technology, as we move to vertically integrate higher margin software products into our ad network business model. The platform, which is in the pre-Alpha stage, is being developed for us by AdsRemedy, a third party consulting firm that provides support services to us.

Going Concern

For the year ended December 31, 2018, we reported a net loss from continuing operations of $4,131,314, a loss of $1,092,750 related to discontinued operations, net cash used in operating activities of $3,970,013 and we had an accumulated deficit of $17,042,966 at December 31, 2018. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2018 and 2017 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our audited consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to significantly increase our revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

	For the Year Ended December 31,
	2018	2017

Revenues	$1,735,649	$1,104,017
Cost of revenues	1,378,377	671,286
Gross profit	357,272	432,731
Selling, general and administrative expenses	3,494,858	2,596,827
Loss from continuing operations	(3,137,586)	(2,164,096)
Total other income (expense)	(993,728)	(405,609)
Net loss from continuing operations	(4,131,314)	(2,569,705)
Discontinued operations	(1,092,750)	(424,391)
Net loss	(5,224,064)	(2,994,096)
Total preferred stock dividends	111,940	17,645
Net loss attributable to common shareholders	$(5,336,004)	$(3,011,741)

Revenue

Advertising revenues increased approximately 57.2% in 2018 over 2017. The increase in our revenues in 2018 is primarily attributable to the impact of a full year of operation of our ad network which we acquired in the fourth quarter of 2017. With our operational focus on this one operating segment of our business we expect that our revenues will increase in 2019, although there can be no assurances.

Cost of Sales

Cost of sales as a percentage of revenues increased approximately 18.5%, from approximately 61% in 2017 to approximately 79% in 2018. During 2018 we offered publishers favorable payouts in an effort to attract more publishers to our ad network as we expanded its operations, which resulted in the decrease in our gross profit margins. As we continue to expand our ad network during 2019 we will seek to increase our gross margins to the 2017 level. However, as we operate in a highly competitive industry, there are no assurances our efforts will be successful.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased by approximately $898,031 for 2018 compared to 2017. Our selling, general and administrative expenses were 201% of our total revenues for 2018 as compared to 235% for 2017. The increase in our SG&A expenses reflects increases in both cash and non-cash expenses in the 2018 period. During 2018, the increases in our cash SG&A expenses were primarily attributable to increases in payroll expense, travel and entertainment, professional fees, and website and other expenses. The approximate $79,941 increase in our payroll costs in 2018 reflects our increased staffing to support the expected growth of our company and the addition of staffing in our accounting department to improve our accounting and reporting processes. Our travel and entertainment expense increased approximately $29,816 in 2018 which represents costs to attend various trade shows and increased travel related to our capital raising efforts. Professional fees increased approximately $502,539 in 2018 from 2017 which is primarily related to legal fees associated with ongoing litigation and increased audit and review fees. During 2018 our website expenses, which includes ad network site development, maintenance and hosting costs, increased approximately $32,557 and our other expenses, which includes wire transfer fees for payments by vendors, increased approximately $63,864, both of which reflect a full year of operations of Daily Engage Media following our acquisition of that entity in September 2017. Non-cash increases in SG&A in 2018 are primarily attributable to the amortization of $277,500 of the $1,360,000 of cash consulting and advisory fees we paid Spartan Capital as described earlier in this report, as well an approximate $321,623 increase in our provision for bad debt expense to account for the possibility we will not collect certain accounts receivable and to reflect the past due nature of a loan we made to Kubient, Inc.

SG&A expenses are expected to continue to increase in a controlled manner as we execute our planned growth strategy of increasing website visits both organically and through targeted acquisitions and providing the needed administrative support and the hiring of an experienced chief financial officer for the increased level of activities. We are unable at this time, however, to predict the amount of the expected increase.

Total other income (expense)

Total other income (expense) primarily reflects interest expense associated with our borrowings under a non-convertible and several convertible notes. Our Chief Executive Officer loaned us an additional $1,460,000 during 2017 under a series of 6% to 12% convertible notes bringing the total notes payable to him at November 7, 2018 to $2,035,000. On November 8, 2018 we entered into a note exchange agreement with Mr. Speyer pursuant to which he exchanged these convertible promissory notes for three sub-series of a new series of convertible preferred stock in a transaction which is described in Note 9 of the notes to our audited consolidated financial statements appearing elsewhere in this report. This transaction resulted in a $579,233 loss on the exchange of convertible notes. Interest under these notes prior to the exchange transaction totaled $370,963, inclusive of $196,375 amortization of the related debt discount for 2018 and $323,112, inclusive of $168,613 in amortization of the related debt discount for 2017.

In addition, we recorded interest of $35,971 and $51,389 for the years ended December 31, 2018 and 2017, respectively on a $500,000 note payable issued in November 2016 to us to an unrelated third party. This note was satisfied on December 26, 2018.

Discontinued Operations

During the years ended December 31, 2018 and 2017 we recorded a loss from discontinued operations $1,092,750 and $424,391, respectively. The loss is attributable to our product sales segment which was discontinued effective December 31, 2018. As described earlier in this report, the discontinuation of this segment was a strategic decision which we believe permits us to focus our operational efforts on the advertising segment. During 2018 we recognized $326,000 of impairment losses compared to $61,000 for the 2017 period.

Preferred stock dividends

We paid stock dividends on one series of our preferred stock which was held by an unrelated third party, and cash dividends on two additional series of our preferred stock which are held by affiliates. The increase in preferred stock dividends in 2018 from 2017 primarily reflects the exchange of the convertible notes payable to equity by Mr. Speyer as described elsewhere herein. Under the series of preferred issued to him in the exchange we pay him cash dividends which are identical to the interest rate he previously received on the convertible notes, and the shares of preferred will automatically convert into shares of our common stock on the dates and at the same conversion rates as the convertible notes.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2018, we had a balance of cash and cash equivalents of $1,042,457 and working capital of $881,949 as compared to cash and cash equivalents of $101,231 and negative working capital of $395,315 at December 31, 2017. Our current assets increased 43% at December 31, 2018 from December 31, 2017 which reflects the substantial increase in our cash balance and increases in our prepaid expenses primarily attributable to the consulting and advisory agreements with Spartan Capital, offset by decreases in accounts receivable as well as the impact on the decrease in assets held for sale for discontinued operations and current assets related to those discontinued operations.

Our current liabilities decreased 25% at December 31, 2018 from December 31, 2017 which primarily reflects a 27% decrease in accounts payable and a 70% decrease in the current portion of long-term debt reflecting the exchange of convertible notes payable for preferred stock by our Chief Executive Officer, offset by increases in accrued expenses related to legal fees and the recordation of a previously undisclosed liability of $197,500 at Daily Engage Media prior to the closing of the acquisition, as well as a reduction in current liabilities associated with our discontinued operations.

During 2018 we raised net proceeds of $5.1 million through the sale of our securities in private placements, as well as an additional $450,000 through the sale of preferred stock to our Chief Executive Officer and $80,000 through the issuance of convertible promissory notes to him. During 2019 we have raised an additional $888,950 in net proceeds through the sale of our securities. After payment of $1,360,000 to Spartan Capital as cash compensation under the terms of various consulting and advisory agreements, we used approximately $570,000 to repay debt to unrelated third parties, and of the net proceeds for $3.8 million to fund our operating losses during 2018, and are using the additional proceeds for working capital as well as for a loan to an unrelated third party which matures in April 2019.

We have also entered into various loan transactions with unrelated third parties, including:

●
in September 2018 we entered into a non-binding letter of intent with Kubient, Inc. to acquire Kubient, Inc. The closing of the transaction was subject to a number of conditions precedent, including satisfactory due diligence on our part and the execution of definitive agreements. Thereafter, in October 2018 we lent Kubient, Inc. $75,000 under the terms of an unsecured 6% note due on January 31, 2019, provided, however, that if the share exchange or merger as contemplated by the non-binding letter of intent with Kubient, Inc. was consummated on or prior to the maturity date, the outstanding principal of the note would be forgiven by us and the purchase price contemplated by the non-binding letter of intent reduced. We subsequently determined not to proceed with the proposed transaction. The note is now in default; and

●
in February 2019, we entered into a not-binding letter of intent to acquire a company which operates in our industry segment. Between February 2019 and April 2019, we lent that company an aggregate of $477,000 under the terms of 6% promissory notes which mature on April 30, 2019. As collateral for the repayment of the notes, the chief executive officer of the target has pledged his shares in the target under the terms of a security agreement. We utilized a portion of the proceeds from the sale of our securities as described earlier in this report for this loan. Due diligence on this target continues as we cannot predict at this time if we will proceed with this transaction .

Our operations do not provide sufficient cash to pay our cash operating expenses and we have historically been dependent upon loans and equity purchases from Mr. Speyer to provide sufficient funds for our operations. During 2018 we were also materially dependent upon the capital raised in the private placements. If we are unable to increase our revenues to a level which provides sufficient funds to pay our operating expenses without relying upon loans and equity purchases from related parties or third party investment capital, our ability to continue to as a going concern are in jeopardy. We expect that we will need to raise an additional $ 2,000,000 in capital during 2019for use in our operations. We also expect to continue to seek to raise capital from private sources during 2019, however we are not a party to any agreement or understanding for firm commitments for this capital. Any delay in raising sufficient funds will delay the continued implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Cash flows

Net cash used in operating activities totaled $3,970,013 and $1,725,749 for 2018 and 2017, respectively. During 2018, we used cash primarily to fund our net loss of $5,224,064 for the period as well as increases in prepaid expenses and expansion plans. Cash used during 2017 was used primarily to fund our net loss of $2,994,096 during the period.

Net cash provided by investing activities totaled $13,970 in 2018 as compared to net cash used in investing activities of $224,429 for 2017. Cash used included the purchase of fixed assets in 2018 and 2017 of $15,183 and $329 and cash used in the acquisition of Daily Engage Media, net of $207,801 during 2017.  The company sold equipment and received $15,182 in cash during 2018.

Net cash provided by financing activities totaled $4,919,312 and $1,885,251 during 2018 and 2017, respectively. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations and the payable of cash dividends on our Series E and F convertible preferred stock to related parties.

Non-GAAP Measures

We report adjusted EBITDA from continuing operations as a supplemental measure to U.S. generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which we evaluate the performance of our business, on which our internal budgets are based. We believe that investors have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and description of the reconciling items, including quantifying such items to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and non-GAAP measure.

Our adjusted EBITDA from continuing operations is defined as operating income/loss excluding:

●
non-cash stock option compensation expense;
●
non-cash loss on note exchange transaction with our Chief Executive Officer;
●
depreciation;
●
acquisition-related items consisting of amortization expense and impairment expense;
●
interest; and
●
amortization on debt discount.

We believe this measure is useful for analysts and investors as this measure allows a more meaningful year-to-year comparison of our performance. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole. The above items are excluded from adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, adjusted EBITDA corresponds more closely to the cash operating income/loss generated from our business. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses

The following is an unaudited reconciliation of net (loss) from continuing operations to adjusted EBITDA for the periods presented:

	For the Year Ended December 31,
	2018	2017
Net loss from continuing operations	$(4,131,314)	$(2,569,705)
plus:
Stock compensation expense	24,128	108,090
Depreciation expense	13,220	13,950
Amortization expense	189,948	191,731
Amortization on debt discount	207,285	181,426
Impairment expense	-	9,375
Interest expense	210,559	406,252
Loss on extinguishment of convertible debt	579,233	-
Adjusted EBITDA from continuing operations	$(2,906,941)	$(1,658,881)

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, valuation of inventory, intangible assets, and equity based transactions. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our audited consolidated financial statements appearing elsewhere in this report.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. These recent accounting pronouncements are described in Note 3 to our notes to consolidated financial statements appearing later in this report.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of (i) our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2018, and (ii) continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the periods covered by this report. Based upon the evaluation, our Chief Executive Officer who also serves as our principal financial and accounting officer have concluded that the disclosure controls and procedures as of December 31, 2018 were not effective due to the material weaknesses identified below.

To address these material weaknesses, management performed additional procedures to ensure the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the documents entitled “2013 Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2018 and the material weaknesses in internal controls over financial reporting (‘ICFR”) existed as more fully described below.

 A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of  December 31, 2018 our ICFR were not effective at the reasonable assurance level:

●
There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to GAAP and SEC disclosure requirements;

●
Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel

●
The Company’s systems that impact financial information and disclosures have ineffective information technology controls.

●
Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded;

●
Management evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting was not sufficiently comprehensive due to limited personnel

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, management believes that the consolidated financial statements included in this Form 10-K present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control Remediation Efforts. Management expects to remediate the material weaknesses identified above as follows:

●
Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP, U.S. Securities, and Exchange Commission compliance requirements. We have expanded our finance department through the hiring of a certified public accountant to strengthen the segregation of duties, internal controls and enhance our current staff. Management will further expand the accounting and finance function by hiring appropriate staff to resolve this material weakness in 2019.

●
Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation and documentation of those controls and procedures that is expected to commence in 2019.

●
In addition, we expect that the discontinuation of the E-Commerce segment will provide the opportunity for the finance department to focus on enhancing the efficiency and effectiveness of the department functions and reporting, allowing the staff to focus on one segment and revenue stream.

●
The Company plans on evaluating various accounting systems to enhance our system controls.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Name	Age	Positions
W. Kip Speyer	70	Chief Executive Officer, President and Chairman of the Board, principal financial and accounting officer
Todd F. Speyer	37	Vice President, Digital; Director
Richard Rogers	63	Director
Todd Davenport	68	Director
Charles H. Lichtman	63	Director

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

Todd F. Speyer has been a member of the board of directors and an employee of our company since January 2011, currently serving as our Vice President, Digital. Mr. Speyer is responsible for the content and operations of our owned websites. For over the previous five and one-half years, he has been responsible for the integration of all website organic growth and acquisitions, including content, design and visitor traffic. Previously, Mr. Speyer was our Director of Business Development, helping locate acquisitions and shaping the website portfolio. Mr. Speyer graduated from Florida State University in 2004 with a Bachelor of Arts Degree in English Literature. Mr. Todd F. Speyer is the son of Mr. W. Kip Speyer, our CEO, President and Chairman. Mr. Speyer’s website development experience as well as his marketing experience were factors considered by our board of directors in concluding that he should be serving as a director of our company.

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

Charles H. Lichtman has been a member of our board of directors since October 2014. Mr. Lichtman is an attorney practicing law since 1980, licensed in Illinois and Florida. He is a founding partner of Berger Singerman LLP since 2001. Mr. Lichtman has been honored as a two time Lawyer of the Year by Best Lawyers in America, and noted by them for his excellence every year since 2009 in the categories of Complex Business Litigation, Securities Litigation, Bankruptcy Litigation and Commercial Litigation. He has also been recognized by Chambers International and received other legal awards from various entities and periodicals. Mr. Lichtman's professional experience as an attorney was the factor considered by our board of directors in concluding that he should be serving as a director of our company.

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

Board departure subsequent to December 31, 2018

As previously reported in our Current report on Form 8-K filed on January 15, 2019, on January 14, 2019 Charles B. Pearlman, Esq. resigned from our board of directors. Mr. Pearlman had been a member of the Board since February 2018. As a result of Mr. Pearlman’s resignation, our Board is now comprised of a majority of independent directors. Mr. Pearlman is a partner in the law firm that continues to represent us in connection with certain corporate and securities matters.

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

Committees of our board of directors

In May 2015 our board of directors established a standing Audit Committee and a standing Compensation Committee. In August 2016 our board of directors established a standing Corporate Governance and Nominating Committee. Each committee has a written charter. The charters are available on our website at www.brightmountainmedia.com. All committee members are required to be independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Charles H. Lichtman	✓		✓
Todd Davenport	✓	✓	✓
Richard Rogers		✓

Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

●
the integrity of our financial statements;
●
our compliance with legal and regulatory requirements; and
●
the qualifications and independence of our independent registered public accountants.

The Audit Committee is composed of three directors, each of whom has been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. None of the members of the Audit Committee are qualified as an “audit committee financial expert” as defined by the SEC. The Audit Committee met four times during 2018.

Compensation Committee

The Compensation Committee assists the board in:

●
determining, in executive session at which our Chief Executive Officer is not present, the compensation for our CEO or President, if such person is acting as the CEO;
●
discharging its responsibilities for approving and evaluating our officer compensation plans, policies and programs;
●
reviewing and recommending to the board regarding compensation to be provided to our employees and directors; and
●
administering our stock compensation plans.

The Compensation Committee is charged with ensuring that our compensation programs are competitive, designed to attract and retain highly qualified directors, officers and employees, encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our shareholders. The Compensation Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. The Compensation Committee did not meet in 2018.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee:

●
assists the board in selecting nominees for election to the Board;
●
monitors the composition of the board;
●
develops and recommends to the board, and annually reviews, a set of effective corporate governance policies and procedures applicable to our company; and
●
regularly reviews the overall corporate governance of the Corporation and recommends improvements to the board as necessary.

The purpose of the Corporate Governance and Nominating Committee is to assess the performance of the board and to make recommendations to the board from time to time, or whenever it shall be called upon to do so, regarding nominees for the board and to ensure our compliance with appropriate corporate governance policies and procedures. The Corporate Governance and Nominating Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. The Corporate Governance and Nominating Committee did not meet in 2018.

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

●
the name and address of the person recommended as a director candidate;
●
all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act;
●
the written consent of the person being recommended as a director candidate to be named in the proxy statement as a nominee and to serve as a director if elected;
●
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
●
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

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct which applies to our board of directors, our executive officers and our employees. The Code of Ethics and Conduct outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

●
conflicts of interest;
●
corporate opportunities;
●
public disclosure reporting;
●
confidentiality;
●
protection of company assets;
●
health and safety;
●
conflicts of interest; and
●
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

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2018. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation($)	Total ($)

Richard Rogers	4,500	—	—	—	—	—	4,500
Todd Davenport	5,000	—	—	—	—	—	5,000
Charles Lichtman	2,500	—	—	—	—	—	2,500
———————
Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2018, except for Mr. Kip Speyer who failed to timely file four Form 4s, three of which each reported one acquisition and the third which reported one disposition by gift. The delinquent Form 4s have subsequently been filed.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●
our principal executive officer or other individual serving in a similar capacity;
●
our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2018; and
●
up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018.

For definitional purposes, these individuals are sometimes referred to as the "named executive officer." The amounts included in the "Stock Awards" column represent the aggregate grant date fair value of the shares of our common stock, computed in accordance with ASC Topic 718.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

W. Kip Speyer,	2018	165,000	41,250	—	—	—	—	2,400	208,650
Chief Executive Officer	2017	165,000	—	1,200	—	—	—	—	166,250
Todd Speyer	2018	100,650	—	—	—	—	—	—	100,650
Vice president, digital	2017	97,000	—	1,200	—	—	—	—	98,200

The amount of compensation paid to Mr. Speyer excludes $281,882and $165,662 in interest and dividend payments for 2018 and 2017, respectively.

Employment agreement with our named executive officers

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

Todd Speyer

We are not a party to an employment agreement with Mr. Todd Speyer. His compensation is determined by Mr. Kip Speyer, our Chief Executive Officer, based upon industry norms. Mr. Kip Speyer is Mr. Todd Speyer’s father. Mr. Todd Speyer’s compensation may be changed from time to time at the discretion of Mr. Kip Speyer

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2018, together with unexercised stock options, stock that has not vested and equity incentive plan awards for each of our other executive officers outstanding as of December 31, 2018:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
W. Kip Speyer	—	—	—	—	—	—	—	—	—
Todd Speyer	180,000	0	0	0.14	1/3/21	0	0	0	0
	75,000	25,000	0	0.65	10/27/25	0	0	0	0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 8, 2019, we had 64,148,864 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of that date by:

●
each person known by us to be the beneficial owner of more than 5% of our common stock;
●
each of our directors;
●
each of our named executive officers; and
●
our named executive officers and directors as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

W. Kip Speyer (1)	29,324,602	41.3%
Todd F. Speyer (2)	796,500	1.2%
Richard Rogers (3)	637,000	1.0%
Todd Davenport (4	126,500	0.2%
Charles H. Lichtman (5)	1,407,537	2.2%
All directors and executive officers as a group (five persons) (1)(2)(3)(4)(5)	27,748,122	41.2%
Andrew A. Handwerker (6)	9,560,388	14.9%

———————
(1)
The number of shares of common stock beneficially owned by Mr. Speyer includes (i) 2,375,000 shares issuable upon the conversion of shares of our 10% Series E convertible preferred stock, (ii) 2,177,233 shares of our common stock issuable upon the conversion of shares of our 12% Series F-1 Convertible Preferred Stock, (iii) 1,408,867 shares of common stock issuable upon the conversion of shares of our 6% Series F-2 Convertible Preferred Stock, (iv) 757,917 shares of our common stock issuable upon the conversion of shares of our 10% Series F-3 Convertible Preferred Stock, and (v) 200,000 shares of our common stock issuable upon the conversion of convertible promissory notes in the aggregate principal amount of $80,000 which have a conversion price of $0.40 per share.

(2)
The number of shares of common stock beneficially owned by Mr. Speyer includes 255,000 shares underlying vested stock options.

(3)
The number of shares of common stock beneficially owned by Mr. Rogers includes 125,000 shares issuable upon the conversion of shares of our 10% Series E convertible preferred stock and 88,000 shares underlying vested stock options.

(4)
The number of shares of common stock beneficially owned by Mr. Davenport includes 90,500 shares underlying vested stock options.

(5)
The number of shares beneficially owned by Mr. Lichtman includes 101,000 shares underlying vested stock options.

(6)
The number of shares beneficially owned by Mr. Handwerker includes:

●
5,169,500 shares held jointly with his wife; and
●
4,390,888 shares held individually.

Mr. Handwerker’s address is 4399 Pine Tree Drive, Boynton Beach, FL 33436. The number of shares beneficially owned by Mr. Handwerker excludes 750,000 shares underlying common stock purchase warrants. Under the terms of the warrants, Mr. Handwerker may not exercise the warrants to the extent such conversion or exercise would cause him, together with his affiliates, to beneficially own a number of shares of our common stock which would exceed 4.99% of our then outstanding shares of our common stock following such exercise. This limitation may be increased to 9.99% at Mr. Handwerker’s option upon 61 day’s notice to us.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:
2011 Stock Option Plan	720,000	0.14	9,000
2013 Stock Option Plan	351,000	0.28	132,000
2015 Stock Option Plan	956,000	0.67	375,000
Plans not approved by shareholders:	-	-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related party transactions

Preferred stock purchases

During 2017, Mr. W. Kip Speyer, our Chairman and Chief Executive Officer, purchased an aggregate of 1,250,000 shares of our 10% Series E Convertible Preferred Stock at a purchase price of $0.40 per share. We used the proceeds from these sales for working capital.

During 2017, Mr. Richard Rogers, a member of our board of directors, purchased an aggregate of 125,000 shares of our 10% Series E Convertible Preferred Stock at a purchase price of $0.40 per share. We used the proceeds from this sale for working capital.

During 2018, Mr. Speyer purchased an aggregate of 1,125,500 shares of our 10% Series E Convertible Preferred Stock at a purchase price of $0.40 per share. We used the proceeds from these sales for working capital.

In 2018 and 2017 we paid cash dividends on these outstanding shares of our 10% Series E Convertible Preferred Stock and the three sub-series of our Series F Convertible Preferred Stock described below of $83,232 and $29,707, and $11,303 to Mr. Speyer and Mr. Rogers, respectively.

Note Exchange Agreement

From time to time Mr. Speyer lent us funds for working capital under the terms of various convertible promissory notes. On November 7, 2018 we entered into a Note Exchange Agreement with Mr. Speyer pursuant to which we exchanged:

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

Convertible notes

During November 2018, we issued and sold Mr. Speyer two five year unsecured convertible notes in the aggregate principal amount of $80,000. These notes, which are convertible at the option of the holder at any time at a conversion price of $0.40 per share, will automatically convert into shares of our common stock on the fifth anniversary of the date of issuance. We used the proceeds from these notes for working capital.

Director independence

Messrs. Rogers, Davenport and Lichtman are considered “independent” within the meaning of meaning of Section 803 of the NYSE American Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by for 2018 and 2017.

	2018	2017

Audit Fees	$164,763	$86,900
Audit-Related Fees	28,000	25,396
Tax Fees	--	1,000
All Other Fees	—	—
Total	$192,763	$113,296

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. Included in this amount for 2018 are fees charged by our prior audit in connection with the application of discontinued operations to our historic 2017 audited consolidated financial statements. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2018 and 2017 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)
Financial statements.

●
Reports of Independent Registered Public Accounting Firms;
●
Consolidated balance sheets at December 31, 2018 and 2017;
●
Consolidated statement of operations for the years ended December 31, 2018 and 2017;
●
Consolidated statements of change in shareholders’ equity for the years ended December 31, 2018 and 2017;
●
Consolidated statements of cash flows for the years ended December 31, 2018 and 2017; and
●
Notes to consolidated financial statements.

(b)
Exhibits.

		Incorporated by Reference
No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith

3.1	Amended and Restated Articles of Incorporation	Form 10	1/31/13	3.3
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/4/15	3.7
3.9	Articles Amendment to the Amended and Restated Articles of Incorporation	8-K	11/13/18	3.10
3.10	Amended and Restated Bylaws	Form 10	1/31/13	3.2
4.1	Form of unit warrant 2018 private placement	10-K	4/2/18	4.1
4.2	Form of placement agent warrant 2018 private placement	10-K	4/2/18	4.2
4.3	Specimen common stock certificate				Filed
4.4	Form of unit warrant 2019 private placement	8-K	1/14/19	4.1
4.5	Form of placement agent warrant 2019 private placement	8-K	1/14/19	4.2
10.1	2011 Stock Option Plan	Form 10	1/31/13	10.1
10.2	2013 Stock Option Plan	10-Q	11/13/13	10.18
10.3	2015 Stock Option Plan	8-K	5/27/15	10.36
10.4	Asset Purchase Agreement dated December 16, 2016 effective December 15, 2016 by and among Bright Mountain Media, Inc., Bright Mountain, LLC, Sostre Enterprises, Inc., Pedro Sostre III and James Love	8-K	12/21/16	10.28
10.5	Membership Interest Purchase Agreement dated March 3, 2017, by and between Bright Mountain Media, Inc., Daily Engage Media Group LLC, Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou	8-K	3/9/17	10.31
10.6	Amended and Restated Membership Interest Purchase Agreement dated September 19, 2017 by and among Bright Mountain Media, Inc., Daily Engage Media Group LLC and Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou	8-K	9/25/17	10.1
10.7	Letter agreement dated September 19, 2017 with Vinay Belani	8-K	9/25/17	10.2
10.8	Escrow Agreement dated September 19, 2017 by and among Bright Mountain Media, Inc., Harry G. Pagoulatos, George G. Rezitis, Angelos Triantafillou, Vinay Belani and Pearlman Law Group LLP, as escrow agent	8-K	9/25/17	10.3
10.9	Employment Agreement by and between Bright Mountain Media, Inc. and Harry G. Pagoulatos	8-K	9/25/17	10.4
10.10	Employment Agreement by and between Bright Mountain Media, Inc. and George G. Rezitis	8-K	9/25/17	10.5
10.11	Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to Harry G. Pagoulatos	8-K	9/25/17	10.6

10.12	Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to George G. Rezitis	8-K	9/25/17	10.7
10.13	Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to Angelos Triantafillou	8-K	9/25/17	10.8
10.14	Promissory Note in the principal amount of $80,000 dated September 19, 2017 payable to Vinay Belani	8-K	9/25/17	10.9
10.15	Amendment to Amended and Restated Membership Interest Purchase Agreement dated November 14, 2017 by and among Bright Mountain Media, Inc., Daily Engage Media Group LLC, Harry g. Pagoulatos, George G. Rezitis and Angelos Triantafillou	10-Q	11/20/17	10.11
10.16	Amended and Restated Escrow Agreement dated November 14, 2017 by and among Bright Mountain Media, Inc., Harry G. Pagoulatos, George G. Rezitis, Angelos Triantafillou, Vinay Belani and Pearlman Law Group LLP, as escrow agent	10-Q	11/20/17	10.12
10.17	Consulting Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.45
10.18	M&A Advisory Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.46
10.19	Finder’s Agreement dated October 31, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	10-Q	11/20/18	10.2
10.20	Uplisting Advisory and Consulting Agreement dated December 11, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	1/14/19	10.1
10.21	Note Exchange Agreement dated November 7, 2018 by and between Bright Mountain Media, Inc. and W. Kip Speyer	8-K	11/13/18	10.1
10.22	Lease Agreement dated August 24, 2014 for registrant’s principal executive offices	10-Q	11/12/14	10.26
10.23	Addendum to Lease dated August 5, 2015 for registrant’s principal executive offices	10-Q	8/11/15	10.37
10.24	Amendment to Lease Agreement dated August 8, 2018 for registrant’s principal executive offices	10-Q	11/20/18	10.1
10.25	Executive Employment Agreement dated June 1, 2014 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	6/3/14	10.21
10.26	First Amendment to Executive Employment Agreement dated April 1, 2017 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	4/6/17	10.32
10.27	Services Agreement dated August 23, 2018 by and among Bright Mountain Media, Inc., AdsRemedy Media, LLP and Vinay Belani				Filed
10.28	Asset Purchase Contract dated March 8, 2019 by and between Rescuetees.com LLC and Bright Mountain LLC				Filed
10.29	Promissory Note in the principal amount of $155,000 dated March 8, 2019 from Rescuetees.com to Bright Mountain LLC				Filed
10.30	10% convertible promissory note in the principal amount of $30,000 dated November 12, 2018 issued to W. Kip Speyer				Filed
10.31	Promissory note in the principal amount of $75,000 dated October 3, 2018 from Kubient, Inc.				Filed
10.32	10% convertible promissory note in the principal amount of $50,000 dated November 20, 2018 issued to W. Kip Speyer				Filed
14.1	Code Conduct and Ethics	10-K	3/31/14	14.1
21.1	List of subsidiaries				Filed
23.1	Consent of EisnerAmper LLP				Filed
23.2	Consent of Liggett & Webb, P.A.				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer				Filed
101.INS	XBRL INSTANCE DOCUMENT				Filed
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				Filed
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				Filed
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				Filed
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				Filed
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				Filed

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Mountain Media, Inc.

April 12, 2019	By:	/s/ W. Kip Speyer
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

Name	Positions	Date

/s/ W. Kip Speyer	Chairman of the Board of Directors, Chief Executive Officer, President, principal executive officer, principal financial and accounting officer	April 12, 2019
W. Kip Speyer

/s/ Todd F. Speyer	Vice President, Digital Media, director	April 12, 2019
Todd F. Speyer

/s/ Richard Rogers	Director	April 12, 2019
Richard Rogers

/s/ Todd F. Davenport	Director	April 12, 2019
Todd F. Davenport

/s/ Charles H. Lichtman	Director	April 12, 2019
Charles H. Lichtman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bright Mountain Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bright Mountain Media, Inc. and subsidiaries (the “Company") as of December 31, 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and the consolidated results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring net losses, cash outflows from operating activities, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP
Iselin, New Jersey
April 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:
Bright Mountain Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bright Mountain Media, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the year ended December 31, 2017, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.
Certified Public Accountants

We have served as the Company’s auditor since 2013

Boynton Beach, Florida
April 2, 2018, except for Note 5, to which the date is April 12, 2019.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
Current assets
Cash and Cash Equivalents	$1,042,457	$101,231
Accounts Receivable, net	561,470	900,770
Note Receivable, net	18,750	—
Prepaid Expenses and Other Current Assets	611,206	92,322
Current Assets - Discontinued Operations	239,747	632,014

Total current assets	2,473,630	1,726,337

Property & Equipment, net	5,464	31,905
Website Acquisition Assets, net	113,741	300,349
Intangible Assets, net	221,117	569,334
Goodwill	988,926	446,426
Prepaid Services/Consulting Agreements - Long Term	1,162,500	—
Other Assets	—	23,700
Other Assets - Discontinued Operations	60,470	620,666
Total Assets	$5,025,848	$3,718,717

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$655,229	$897,260
Accrued Expenses	465,032	90,000
Accrued Interest to Related Party	947	—
Premium Finance Loan Payable	92,537	63,133
Deferred Revenues	4,163	9,735
Long Term Debt, Current Portion	229,844	767,071
Current Liabilities - Discontinued Operations	143,929	294,453

Total Current Liabilities	1,591,681	2,121,652

Long Term Debt to Related Parties, net	11,688	1,198,893
Long Term Debt, net of Current Portion	—	54,950
Total Liabilities	1,603,369	3,375,495
Commitments and contingencies
Shareholders' Equity
Convertible Preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A, 2,000,000 shares designated, 0 and
100,000 shares issued and outstanding for December 31, 2018 and 2017, respectively	—	1,000
Series B, 0 and 1,000,000 shares designated, 0 and
0 shares issued and outstanding for December 31, 2018 and 2017, respectively	—	—
Series C, 0 and 2,000,000 shares designated, 0 and
0 shares issued and outstanding for December 31, 2018 and 2017, respectively	—	—
Series D, 0 and 2,000,000 shares designated, 0 and
0 shares issued and outstanding for December 31, 2018 and 2017, respectively	—	—
Series E, 2,500,000 shares designated,
2,500,000 and 1,375,000 issued and outstanding for December 31, 2018 and 2017, respectively	25,000	13,750
Series F, 4,344,017 and 0 shares designated,
4,344,017 and 0 issued and outstanding for December 31, 2018 and 2017, respectively	43,440	—
Common stock, par value $0.01, 324,000,000 shares authorized,
62,125,114 and 46,168,864 issued and outstanding for December 31, 2018 and 2017, respectively	621,252	461,689
Additional paid-in capital	19,775,753	11,685,685
Accumulated Deficit	(17,042,966)	(11,818,902)
Total shareholders' equity	3,422,479	343,222
Total Liabilities and Shareholders' Equity	$5,025,848	$3,718,717

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2018	2017

Revenues
Advertising	$1,735,649	$1,104,017

Cost of revenue
Advertising	1,378,377	671,286
Gross profit	357,272	432,731

Selling, general and administrative expenses	3,494,858	2,596,827

Loss from continuing operations	(3,137,586)	(2,164,096)

Other income (expense)
Interest income	3,349	643
Loss on extinguishment of convertible debt	(579,233)	—
Interest expense	(46,881)	(83,140)
Interest expense - related party	(370,963)	(323,112)
Total other expense	(993,728)	(405,609)

Net Loss from Continuing Operations	(4,131,314)	(2,569,705)

Loss from Discontinued Operations	(1,092,750)	(424,391)

Net Loss	(5,224,064)	(2,994,096)

Preferred stock dividends
Series A, Series E, and Series F preferred stock	111,940	17,645
Total preferred stock dividends	111,940	17,645

Net loss attributable to common shareholders	$(5,336,004)	$(3,011,741)

Basic and diluted net loss for continuing operations per share	$(0.08)	$(0.06)
Basic and diluted net loss for discontinued operations per share	$(0.02)	$(0.01)
Basic and diluted net loss per share	$(0.10)	$(0.07)
Weighted average shares outstanding - basic and diluted	51,560,351	45,290,360

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2018 and 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2017	100,000	$1,000	44,901,531	$449,016	$9,944,744	$(8,824,806)	$1,569,954
Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements	—	—	10,000	100	(100)	—	—
Issuance of Series E preferred stock ($0.40/share)	1,375,000	13,750	—	—	536,250	—	550,000
Series E 10% preferred stock dividend	—	—	—	—	(11,303)	—	(11,303)
Stock option vesting expense	—	—	—	—	108,090	—	108,090
Common stock issued as compensation	—	—	28,500	285	22,515	—	22,800
Common stock issued for services ($0.85/share)	—	—	3,600	36	3,024	—	3,060
Beneficial conversion feature	—	—	—	—	615,625	—	615,625
Common stock issued for cash ($0.40/share)	—	—	125,000	1,250	48,750	—	50,000
Common stock issued in acquisition	—	—	1,100,233	11,002	418,090	—	429,092
Net loss for the year ended December 31, 2017	—	—	—	—	—	(2,994,096)	(2,994,096)
Balance – December 31, 2017	1,475,000	14,750	46,168,864	461,689	11,685,685	(11,818,902)	343,222

Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements	—	—	10,000	100	(100)	—	—
Issuance of Series E preferred stock ($0.40/share)	1,125,000	11,250	—	—	438,750	—	450,000
Series E preferred stock dividend	—	—	—	—	(82,232)	—	(82,232)
Series F preferred stock dividend	—	—	—	—	(29,708)	—	(29,708)
Preferred Series F issued for extinguishment of convertible debt	4,344,017	43,440	—	—	1,929,141	—	1,972,581
Stock option vesting expense	—	—	—	—	24,128	—	24,128
Common Stock issued for services	—	—	10,000	100	7,400	—	7,500
Debt Discount on convertible note	—	—	—	—	70,000	—	70,000
Units consisting of one share of common stock and one warrant issued for cash ($0.40 per unit), net of costs	—	—	14,836,250	148,363	4,992,689	—	5,141,052
Stock issued to Spartan Capital for prepaid consulting contract	—	—	1,000,000	10,000	740,000	—	750,000
Preferred Stock Series A conversion to common stock	(100,000)	(1,000)	100,000	1,000	—	—	—
Net loss for the year ended December 31, 2018	—	—	—	—	—	(5,224,064)	(5,224,064)
Balance – December 31, 2018	6,844,017	$68,440	62,125,114	$621,252	$19,775,753	$(17,042,966)	$3,422,479

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,224,064)	$(2,994,096)
Addback: Loss attributable to discontinued operations	1,092,750	424,391

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	13,220	13,950
Amortization of debt discount	207,285	181,426
Amortization	189,948	191,731
Loss on extinguishment of convertible debt	579,233	—
Impairment	—	9,375
Stock option compensation expense	24,128	108,090
Common stock and warrants issued for services	7,500	25,860
Gain on sale of fixed assets	(749)	—
Provision for bad debt	321,623	56,620
Changes in operating assets and liabilities:
Accounts receivable	54,403	(406,027)
Prepaid expenses and other current assets	(8,883)	(7,497)
Prepaid services/consulting agreements	(922,500)	—
Other assets	23,700	86,988
Accounts payable	(231,515)	(8,099)
Accrued expenses	177,532	78,889
Accrued interest - related party	715	(5,592)
Deferred revenues	(5,572)	—
Cash used in continuing operations for operating activities	(3,701,246)	(2,243,991)
Cash (used in) provided by discontinued operations for operating activities	(268,767)	518,242
Net cash used in operating activities	(3,970,013)	(1,725,749)

Cash flows from investing activities:
Proceeds from sale of property and equipment	15,183	(329)
Cash paid for property and equipment	(1,213)	—
Cash paid for acquisition, net of cash received	-	(207,801)
Net cash provided by (used in) investing activities from continuing operations	13,970	(208,130)
Cash used in discontinued operations for investing activities	-	(16,299)
Net cash provided by (used in) investing activities	13,970	(224,429)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	5,141,052	50,000
Proceeds from issuance of preferred stock	450,000	550,000
Increase in insurance premium notes payable	29,404	9,490
Dividend payments	(111,940)	(11,303)
Principal payment on notes payable	(594,204)	(172,936)
Note receivable funded	(75,000)	—
Proceeds from long-term debt - related parties	80,000	1,460,000
Net cash provided by financing activities	4,919,312	1,885,251

Net increase (decrease) in cash and cash equivalents including cash and cash equivalents classified within assets related to discontinued operations	963,269	(64,927)
Net (decrease) increase in cash and cash equivalents classified within assets related to discontinued operations	(22,043)	21,077
Net increase (decrease) in cash and cash equivalents	941,226	(43,850)
Cash and cash equivalents at beginning of period	101,231	145,081
Cash and cash equivalents at end of year	$1,042,457	$101,231

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$185,444	$215,908

Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$104,249	$92,322
Beneficial conversion of debt discount to additional paid in capital	$70,000	$615,625
Adjustment to Goodwill for unrecorded liability assumed in the acquisition of Daily Engage Media Group, LLC	$197,500	$—
Common stock issued for acquisition of Daily Engage Media Group, LLC	$—	$429,092
Notes payable issued for acquisition of Daily Engage Media Group, LLC	$—	$380,000
Accounts receivable charged against notes payable - Daily Engage Media Group, LLC	$19,525	$125,313
Issuance of Common Stock for prepaid consulting services	$750,000	$—
Series F Preferred Stock issued in exchange for extinguishment of $2,035,000, net of discount of $662,625	$1,972,581	$—

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Organization and Nature of Operations

Bright Mountain Media, Inc. is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011. Its wholly owned subsidiary, Bright Watches, LLC was formed as a Florida limited liability company in December 2015, and its wholly owned subsidiary Daily Engage Media Group, LLC ("DEM") was formed as a New Jersey limited liability company in February 2015. When used herein, the terms "BMTM, the "Company," "we," "us," "our" or "Bright Mountain" refers to Bright Mountain Media, Inc. and its subsidiaries.

Discontinued Operations

Management, prior to December 31, 2018, with the appropriate level of authority, determined to discontinue the operations of Black Helmet and Bright Watches effective December 31, 2018. Both these businesses comprise our identifiable segment Products. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45, and have been classified as discontinued operations in the accompanying consolidated financial statements. See Discontinued Operations Note 5 and Subsequent Events Note 16.

 Continuing Operations

We are a digital media holding company for online assets targeting and servicing the military and public safety markets. During 2018, we delivered approximately 2.2 million advertising impressions.  These impressions include both our targeted demographic and the larger general demographic from our ad network.  Our owned websites are dedicated to providing “those that keep us safe” places to go online where they can do everything from stay current on news and events affecting them, look for jobs, share information, communicate with the public, and purchase products. We own 24 websites and manage five additional websites, for a total of 29 websites, which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with information, news and entertainment across various platforms that has proven to be of interest and engaging to them.

During the past several years the Company has evolved to place its emphasis on not only providing quality content on our websites to drive traffic increases, but to increase the advertising revenue we generate from companies and brands looking to reach our audiences. Our ad network connects general use advertisers with approximately 200 digital publications worldwide. Bright Mountain’s websites feature timely, proprietary and aggregated content covering current events and a variety of additional subjects that are targeted to the specific, primarily young male, demographics of the individual website. Our business strategy requires us to continue to provide this quality content to our niche markets as we grow our business, operations and revenues. The Company’s focus is to launch its full-scale Ad Network Business platform, the Bright Mountain Media Ad Network Business.

On September 19, 2017, under the terms of an Amended and Restated Membership Interest Purchase Agreement with DEM, and its members, the Company acquired 100% of the membership interests of DEM. Launched in 2015, DEM is an ad network that connects advertisers with approximately 200 digital publications worldwide.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss from continuing operations of $4,131,314, a loss of $1,092,750 from discontinued operations and used cash in operating activities of $3,970,013 for the year ended December 31, 2018. The company had an accumulated deficit of $17,042,966 at December 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company's continuation as a going concern is dependent upon its ability to generate revenues, control its expenses and its ability to continue obtaining investment capital and loans from related parties and outside investors to sustain its current level of operations.

Management continues raising capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources. The Company is not currently involved in any binding agreements to raise private equity capital.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

For Fiscal 2018 and 2017, our revenues from continuing operations have come from our advertising segment, our one reportable segment.

The consolidated financial statements include the accounts of the Company and it’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated
Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, "Revenue Recognition". Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of product has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has several revenue streams generated directly from its website and specific revenue recognition criteria for each revenue stream is as follows:

●
Advertising revenue is received directly from companies who pay the Company a monthly fee for advertising space;
●
Advertising revenues are generated by users "clicking" on website advertisements utilizing several ad network partners: Revenues are recognized, net of adjustments based on the traffic generated and is billed monthly. The Company subsequently settles these transactions with publishers at which time adjustments for invalid traffic may impact the amount collected.

Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates, judgments, and assumptions.  We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions   are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of inventory, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets and the valuation of equity-based transactions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 “Fair Value Measurement and Disclosures: (“ASU 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities. We adopted accounting guidance for fair values measurements and disclosures (ASC 820). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Financial instruments recognized in the consolidated balance sheets consist of cash, accounts receivable, prepaid expenses and other current assets, note receivable, accounts payable, accrued expenses and premium finance loan payable. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The carrying value of long-term debt to related parties and long-term debt to others approximates the current borrowing rate for similar debt instruments.

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2018 and December 31, 2017, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3

Fair Value at December 31, 2016	$1,191,357
Long term debt added during 2017	1,840,000
Principal reductions during 2017	(160,334)
Adjustment to fair value	—
Balance at December 31, 2017	$2,871,023
Long term debt additions during 2018	90,000
Principal reductions during 2018	(2,651,179)
Adjustment to fair value	—
Balance at December 31, 2018	$309,844

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. The Company is also subject to adjustments from traffic settlements that are deducted from open invoices.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of December 31, 2018 and 2017, the Company has recorded an allowance for doubtful accounts of $228,779 and $40,000, respectively.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of seven years for office furniture and equipment, and five years for computer equipment. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements.

Website Development Costs

The Company accounts for its website development costs in accordance with ASC 350-50, "Website Development Costs". These costs, if any, are included in intangible assets in the accompanying consolidated financial statements.

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

As of December 31, 2018, and 2017, all website development costs have been expensed.

Amortization and Impairment of Long-Lived Assets

Amortization and impairment of long-lived assets are non-cash expenses relating primarily to website acquisitions. The Company accounts for long-lived assets in accordance with the provisions of ASC 360, "Property, Plant and Equipment". This requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees". The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2018 and 2017, non-cash stock-based stock option compensation expense was $24,128 and $108,090, respectively.

Advertising and Marketing

Advertising and marketing expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the years ended December 31, 2018 and 2017, advertising and marketing expense was $289,018 and $307,621, respectively, of which $0 and $33,518, was attributable to continuing operations, respectively.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws in the period those differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

The Company follows the provisions of ASC 740-10, Income Taxes - Overall. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax expenses are recognized as tax expenses in the Statement of Operations.

As of December 31, 2018, tax years 2017, 2016, and 2015 remain open for Internal Revenue Service ("IRS") audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

The Company generates revenues from through an Ad Exchange Network and through our Owned and Operated Ad Exchange Network. There are two large customers who account for approximately 22.6% of the 2018 Ad Exchange Network Revenue and approximately 33% of the Accounts Receivable at December 31, 2018.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2018 and December 31, 2017, the Company had approximately $706,000 and $0, respectively, in cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the year ended December 31, 2017 a large portion of the Company's funding was provided through the issuance of 12% convertible notes and the sale of shares of the Company's common stock and preferred stock to a related party officer and director, as well as to a principal shareholder.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2018, and 2017 there were 1,797,000 and 2,027,000 common stock equivalent shares outstanding as stock options, respectively; 16,319,875 and 0 common stock equivalent shares outstanding from warrants to purchase common shares, respectively, 6,844,017 and 1,475,000 common stock equivalents from the conversion of preferred stock, respectively; and 200,000 and 4,300,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

The Company currently operates in one reporting segment. The services segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

Recent Accounting Pronouncements

May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which has been modified on several occasions, provides new guidance designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the new guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We have reviewed the provisions of this ASU and subsequent updates and evaluated the potential impact on our results of operations, cash flows or financial condition as well as related disclosures and management believes the impact will be nominal. As an emerging growth company, we have elected to adopt this guidance, which will go into effect on January 1, 2019, retrospectively, with a minimal cumulative adjustment.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will implement ASU 2016-02 in the first quarter of 2019, based on the liability as of December 31, 2018, we anticipate that approximately $338,600 will be established as a right of use asset with a similar obligation.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting.” ASU 2018-17 simplifies the accounting for share-based payments issued to nonemployees for goods and services aligning such payments with the requirements of share-based payments granted to employees. This provision supersedes ASC 505-50 and expands ASC 718 to include all share-based payment arrangements involving both nonemployees and employees. The Company has implemented ASU No. 2018-07 early and the adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. We do not expect the adoption of this guidance to have a material impact on our consolidated Financial Statements.

Reclassification

Certain reclassifications have been made to the December 31, 2017 consolidated balance sheet to conform to the December 31, 2018 consolidated balance sheet presentation.

NOTE 4 – ACQUISITIONS

On March 3, 2017 the Company entered into a Membership Interest Purchase Agreement with DEM, and its members Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou (collectively, the "Members"). On September 19, 2017 the parties entered into an Amended and Restated Membership Interest Purchase Agreement which modified certain terms of the original agreement. The original agreement, as amended, is referred to as the "Daily Engage Purchase Agreement." Following the execution of the amendment, on September 19, 2017 the parties closed the transaction pursuant to which the Company acquired 100% of the membership interests of DEM in exchange for the following consideration:

NOTE 4 – ACQUISITIONS (CONTINUED)

●
$380,000 paid through the delivery of unsecured, interest free, one-year promissory notes (the "Closing Notes"). Subsequent to the acquisition, these notes were reduced by $125,313 for working capital adjustments.

●
an aggregate of 1,100,233 shares of our common stock valued at $429,092 (the "Consideration Shares"); and

●
the forgiveness of $204,411 in working capital we had previously advanced DEM.

At the request of the Members and included as part of the Closing Notes and Consideration Shares, a portion of the closing consideration, including an $165,162 principal amount Closing Note together with 275,058 Consideration Shares, were issued to Mr. Vinay Belani, a third party with whom DEM has a business relationship and are included in the above figures.

Under the terms of the Daily Engage Purchase Agreement, upon DEM achieving certain revenue and operating income tests, we agreed to issue additional consideration, if met. Management assessed the likelihood of meeting these targets and determined that it was unlikely. As a result no contingency has been recognized.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition and as restated was as follows:

	At Acquisition	Liability Assumed	Adjustment	Measurement Date
Tangible assets acquired	$361,770	$—	$—	$361,770
Liabilities assumed	$(562,006)	(197,500)(1)	—	(759,506)
Net liabilities assumed	$(200,236)	$(197,500)	$—	$(397,736)

Exchange platform	$50,000	$—	$(50,000)(2)	$—
Tradename	150,000	—	(118,000)(2)	32,000
Customer relationships	250,000	—	(63,000)(2)	187,000
Non-compete agreements	192,000	—	(114,000)(2)	78,000
Unallocated purchase price	446,426	197,500	345,000	988,926
Total purchase price	$1,088,426	$197,500	$—	$1,285,926

(1)
During August 2018, the Company became aware of an additional liability in the form of a settlement of a legal claim for an unpaid vendor liability which was not disclosed to the Company at the time of the acquisition. The settlement claim of $197,500 was included in accrued expenses at December 31, 2018.
(2)
A valuation was performed at the end of the measurement period to determine the fair value of acquired intangible assets as defined in ASC 820-10. The valuation and corresponding measurement of assets acquired and liabilities assumed resulted in adjustments to the provisional amounts of intangible assets recognized at the original acquisition date.

Pro forma results

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of DEM which closed in September 2017, had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the assets been acquired as of January 1, 2017.

December 31, 2017
Total revenue	$2,455,210
Total expenses	5,593,061
Net loss attributable to common shareholders	$(3,137,851)
Basic and diluted net loss per share	$(0.07)

NOTE 5 – DISCONTINUED OPERATIONS

Management, prior to December 31, 2018 with the appropriate leve or authority, determined to exit, effective December 31, 2018, its Black Helmet business line as a result of, among other things, the change in our strategic direction to a focus solely in our advertising segment. Historically revenues from our product sales segment including revenues from two of our websites that operate as e-commerce platforms, including Bright Watches and Black Helmet, as well as Bright Watches’ retail location.

Management, prior to December 31, 2018, with the appropriate level of authority, determined to discontinue the operations of Bright Mountain watches effective December 31, 2018. The decisions to exit all components of our product segment will result in these businesses being accounted for as discontinued operations. The Company has determined that the exit of the Bright Watches business requires the Company to liquidate the inventory and settle all obligations to wind down the business unit. The Company anticipates selling the inventory of remaining products at reduced prices within one year. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45, as such the results have been classified as discontinued operations.

On March 8, 2019 the Black Helmet Apparel E-Commerce business was sold for $175,000. At December 31, 2018, $180,000 of inventory was considered held for sale and included in discontinued operations.

The detail of the consolidated balance sheets the consolidated statements of operations and consolidated cash flows for the discontinued operations is as stated below:

	Year ended December 31,
Discontinued Operations	2018	2017
Cash and Cash Equivalents	$16,747	$38,790
Inventory, net	223,000	593,224
Total Current Assets – Discontinued Operations	239,747	632,014
Property and Equipment, net	49,347	57,835
Intangible Assets, net	—	491,508
Prepaid Rents	—	50,417
Other Assets	11,123	20,906
Total Other Assets – Discontinued Operations	60,470	620,666
Total Assets - Discontinued Operations	300,217	1,252,680
Accounts Payable	127,512	264,711
Accrued Expenses	—	10,856
Deferred Rents	16,417	18,886
Total Current Liabilities – Discontinued Operations	143,929	294,453
Net Assets (Liabilities) Discontinued Operations	$156,288	$958,227

	Year ended December 31,
	2018	2017
Revenues	$1,268,657	$2,577,331
Cost of revenue	974,873	1,904,586
Gross profit	293,784	672,745

Selling general, and administrative expenses	1,388,087	1,096,744

Loss from operations - discontinued operations	(1,094,303)	(423,999)

Other income (expense)	1,553	(392)

Loss from discontinued operations	$(1,092,750)	$(424,391)

Basic and fully diluted net loss per share	$(0.02)	$(0.01)

	Year ended December 31,
Cash (used in) provided by operations for discontinued operations:	2018	2017
Loss from discontinued operations	$(1,092,750)	$(424,391)
Depreciation	13,069	12,179
Amortization of website acquisitions and intangibles	165,066	135,798
Impairment of website acquisitions and intangibles assets	326,442	61,029
Provision for bad debts	1,437	—
Product refund reserve	(21,000)	11,580
Provision for inventory reserve	(27,448)	22,448
Change in Assets and Liabilities Classified as Discontinued Operations:
Inventory	457,759	426,688
Deposits	8,765
Prepaid rents	50,417	46,523
Accounts payable	(137,200)	197,351
Accrued Expenses	(10,856)	10,151
Deferred Rents	(2,468)	18,886
Change in cash (used in) provided by discontinued operations	$(268,767)	$518,242
Cash used in investing activities for discontinued operations:
Purchase of property and equipment included in discontinued operations	$—	$(16,299)

Net decrease in cash and cash equivalents from discontinued operations	$(22,043)	$21,077

NOTE 6– PREPAID COSTS AND EXPENSES

At December 31, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	December 31,
	2018	2017
Prepaid Insurance	$101,206	$92,322
Current portion of prepaid service agreements	510,000	-
Prepaid Expenses and Other Current Assets	$611,206	$92,322

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2018 and December 31, 2017, property and equipment consisted of the following:

	December 31,		Depreciable Life
	2018	2017	(Years)
Furniture and Fixtures	$36,374	$51,411	3-5
Computer Equipment	57,112	56,142	3
Total Property and Equipment	93,486	107,553
Less: Accumulated Depreciation	(88,022)	(75,648)
Total Property and Equipment, net	$5,464	$31,905

Depreciation expense was $26,289 and $26,129, with $13,220 and $13,950 attributable to continuing operations for the years ending December 31, 2018 and 2017, respectively.

NOTE 8 –WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At December 31, 2018 and 2017, respectively, website acquisitions, net consisted of the following:

	2018	2017
Website Acquisition Assets	$1,116,846	$1,166,846
Less: accumulated amortization	(802,709)	(666,101)
Less: accumulated impairment loss	(200,396)	(200,396)
Website Acquisition Assets, net	$113,741	$300,349

At December 31, 2018 and 2017, respectively, intangible assets, net consisted of the following:

	Useful Lives	2018	2017
Tradename	5 years	$32,000	$150,000
Customer relationships	5 years	187,000	250,000
Non-compete agreements	5-8 years	78,000	192,000
Total Intangible Assets		297,000	592,000
Less: accumulated amortization		(75,883)	(22,666)
Intangible assets, net		$221,117	$569,334

Amortization expense for the years ended December 31, 2018 and 2017 was $355,015 and $327,529, respectively, of which $165,066 and $135,798 was attributed to discontinued operations, respectively, related to both the website acquisition costs and the intangibles.

Included in discontinued operations are impairment losses for the years ended December 31, 2018 and 2017 was $326,442 and $61,029, respectively. See Note 5 for further discussion.

NOTE 9 – ACCRUED EXPENSES

At December 31, 2018 and 2017, respectively, accrued expenses consisted of the following:

	Year ended December 31,
	2018	2017
Contingency accrued for DEM payable settlement	$197,690	$—
Accrued dividends	25,548	—
Accrued interest	361	12,500
Accrued legal fees	94,200	77,500
Other accrued expenses	51,979	—
Accrued traffic settlements	95,254	—
Total Accrued Expenses	$465,032	$90,000

NOTE 10 – NOTES PAYABLE

Long term debt to related parties

Between September 2016 and August 2017, the Company issued a series of convertible notes payable to an executive officer and a major shareholder totaling $2,035,000. The notes mature five years from issuance at which time all principal and interest are payable. Interest rates on the notes ranged from 6% to 12% and the notes were convertible at any time prior to maturity at conversion prices ranging from $0.40 to 0.50 per share. The Company recognized a beneficial conversion feature when the fair value of the underlying common stock to which the note is convertible into was in excess of the face value of the note. For notes payable under this criteria the intrinsic value of the beneficial conversion features was recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is being amortized to interest over the five-year life of the note using the effective interest method.

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

●
$660,000 principal amount and accrued but unpaid interest due Mr. Speyer under 6% Convertible Promissory Notes maturing between April 19, 2022 and July 27, 2022 for 1,408,867 shares of our newly created Series F-2 Convertible Preferred Stock in full satisfaction of those notes.

●
$300,000 principal amount and accrued but unpaid interest due Mr. Speyer under 10% Convertible Promissory Notes maturing between August 1, 2022 and August 30, 2022 for 757,197 shares of our newly created Series F-3 Convertible Preferred Stock in full satisfaction of those notes.

The Company determined the value of the preferred shares using a third party valuation expert. The summary of the Exchange Transaction as of November 7, 2018 is as follows:

Fair value of preferred Series F-1	$995,076
Fair value of preferred Series F-2	643,904
Fair value of preferred Series F-3	333,601
Total consideration	1,972,581

Principal balance of convertible notes	2,035,000
Accrued interest	20,963
Discount on convertible notes	(662,615)
Net Carrying value of debt extinguished	$1,393,348

Loss on extinguishment of debt	$579,233

During November 2018 the Company issued 10% convertible promissory notes in the amount of $80,000 to a related party, to our Chief Executive Officer.  The notes mature five years from issuance and is convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share.  A beneficial conversion feature exists on the date the convertible notes were issued whereby the fair value of the underlying common stock to which the notes are convertible into is in excess of the face value of the note of $70,000.

The principal balance of these notes payable was $80,000 and $2,035,000 at December 31, 2018 and December 31, 2017, respectively and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $68,312 and $1,018,125. At December 31, 2018 and 2017, the total convertible notes payable to related party net of discounts was $11,688 and $1,198,893, respectively.

Interest expense for note payable to related party was $174,588 and $154,499 for the years ended December 31, 2018 and 2017, respectively and discount amortization was $196,375 and $168,613, respectively.

Long-term debt

On November 30, 2016, the Company entered into a promissory note agreement with an unaffiliated party in the principal amount of $500,000. The note was unsecured and carries an interest rate of 10% per annum payable in arrears at maturity. An amendment made on September 30, 2017 reduced the interest rate from the original 25% to 10%. In addition, the note holder reduced the accrued interest due under the note from approximately $106,000 to $50,000 at September 20, 2017. This reduction in accrued interest of approximately $56,000 reduced interest expense for the year ended December 31, 2017. The maturity date was amended and extended from the former maturity date of April 30, 2018 to December 31, 2018 and may be prepaid at any time without notice or prepayment penalty. During the year ended December 31, 2018 the note balance was paid in full.

The Company has a note payable originating from a prior website acquisition. At the time of the acquisition, the Company agreed to pay $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of a discount of $32,732. The present value was calculated at a discount rate of 12% using the estimate future revenues. The balance of the note payable at December 31, 2018 and 2017, was $57,181 and $67,334 net of discounts of $0 and $11,820 respectively.

The Company assumed certain notes upon the DEM acquisition on September 19, 2017. The note balances assumed were $123,913, and as of December 31, 2017, the note balance was paid off. The Company amortized $12,811 of debt discount on the notes payable assumed from DEM upon full repayment of these notes payable as of December 31, 2017.

In connection with the acquisition of DEM, the Company issued promissory notes totaling $380,000. The notes have no stated interest rate and matured on September 19, 2018 and the Company is in default pending the final outcome of the legal matters. The balance of the notes payable at December 31, 2018 and 2017 were $165,162 and $254,687, respectively. This note was not paid off by the maturity date due to pending litigation. See further discussion in Note 11, under Legal.

At December 31, 2018 and 2017 a summary of the Company's debt is as follows:

	December 31, 2018 Balance	December 31, 2017 Balance
$500,000 10% Promissory Note with an unaffiliated party issued on November 30, 2016, maturing and repaid by December 31, 2018.	$—	$500,000
$150,000 non-interest bearing Note Payable issued on January 6, 2016 for the acquisition of the WarIsBoring.com website maturing on January 4, 2019	57,181	67,334
Non-interest bearing Promissory Note issued for the DEM acquisition on September 19, 2017 which matured on September 19, 2018. The original note was $380,000 of which $35,000 was reclassified in 2018 to the Service Agreement listed below.	165,162	254,687
$45,000 non-interest bearing Note Payable issued on August 23,2018 and maturing on April 23, 2019 associated with a Service Agreement through August 23, 2020.	7,501	—
Total Debt	$229,844	$822,021
Less Short Term Debt	229,844	767,071
Long Term Debt	$—	$54,950

  The minimum annual principal payments of notes payable at December 31, 2018 were:

2019	$229,844

Interest expense for notes payable was $34,070 and $59,768 for the years ended December 31, 2018 and 2017, respectively and discount amortization was $10,910 and $23,772, respectively.

NOTE 11 –PREMIUM FINANCE LOANS PAYABLE

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2018 of $92,537 and $63,999, respectively.

Total Premium Finance Loan Payable balance for all of the Company's policies was $92,537 at December 31, 2018 and $63,133 at December 31, 2017.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The Company leases retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a two long-term, non-cancellable lease agreement, which contain renewal options. The leases commenced in January 2017 and are in effect for a period of five years. Minimum base rentals total approximately $6,000 per month, escalating 3% per year thereafter. The Company also provided a $10,000 security deposit and prepaid $96,940 in future rents on the facility through the funding of certain leasehold improvements. The Company has discontinued all retail operations and has made a settlement with the landlord to terminate the lease of approximately $52,000 which is included in accrued expenses. See Discontinued Operations Note 5.

On December 16, 2016, with an effective date of December 15, 2016 under the terms of the Asset Purchase Agreement, we acquired the assets constituting the Black Helmet apparel business including various website properties and content, social media content, inventory and other intellectual property right (See Note 8). We also acquired the right to assume the lease of their warehouse facility consisting of approximately 2,667 square feet. The lease was renewed for a three-year term in April 2016 with an initial base rental rate of $1,641 per month, escalating at approximately 3% per year thereafter. The Company has notified the landlord of its intent to vacate the premises on or before March 31, 2019. See Discontinued Operations Note 5.

Future minimum lease commitments due for facilities under non-cancellable operating leases at December 31, 2018 are as follows:

Operating Leases
2019	$109,582
2020	112,763
2021 and thereafter	115,642
Total minimum lease payments	$337,987

Rent expense for the years ended December 31, 2018 and 2017 was $350,974 and $246,127 of which $132,891 and $139,987 are from continuing operations, respectively. Rent commitments have decreased because two leases were not renewed and the Company down sized the space rented at its corporate headquarters.

Legal

Effective July 18, 2018 we terminated the employment agreements with each of Messrs. Harry G. Pagoulatos and George G. Rezitis for cause. Messrs. Pagoulatos and Rezitis had been employed by us as chief operating officer and chief technology officer, respectively, of our DEM subsidiary since our acquisition of that company in September 2017. Mr. Todd Speyer, our Vice President, Digital and a member of our board of directors, have assumed operating responsibilities for DEM. While the malfeasance of Messrs. Harry G. Pagoulatos and George G. Rezitis giving rise to their for-cause termination adversely affected our results of operations for the second and third quarters, we do not expect that these terminations will result in any material, long-term change in the operations of DEM.

In July of 2018, Messrs. Pagoulatos and Rezitis, along with a third party who had been a minority owner in DEM prior to our acquisition of that company, filed a Complaint in the U.S. District Court, District of New Jersey (case number 2: l 8-cv-11357-ES-SCM) against our Company and our Chief Executive Officer, seeking compensatory and punitive damages and attorneys' fees, among other items, and alleging, among other items, fraud and breach of contract. We vehemently deny all allegations in the complaint and believe them to be without merit. We filed a Motion to Dismiss this case for a multitude of reasons including, but not restricted to, failure to state a cause of action and jurisdictional and venue arguments as the acquisition and employment agreements provides that any dispute should be heard in either the state or local courts of Palm Beach County, Florida. This Motion to Dismiss has been pending and ripe for a decision since October 2018. At the appropriate juncture, we also intend to serve a Rule 11 Motion for Sanctions based upon the fact that the Complaint contains frivolous arguments or arguments with no evidentiary support.

In connection with the DEM acquisition, the Company entered into three-year employment agreements with two former members of the entity. Under these agreements, the Company was obliged to pay base salaries of $65,000 and $70,000, respectively to the employees with an increase to $75,000 each in the second year of the agreement as well as bonuses to be paid at the discretion of the board of directors.

As described above, the principles of DEM failed to disclose an obligation of approximately $300,000 at closing. The obligation, which has been reduced to approximately $200,000, is included in accrued expenses at December 31, 2018 and the net assets acquired from DEM have been adjusted as disclosed in Note 4. A lawsuit has been filed in New York state court to collect this obligation. We intend to vigorously defend this motion.

From time-to-time, we may be involved in litigation or be subject to claims arising out of our operations or content appearing on our websites in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors. See Part II, Item I, Legal Proceedings for further discussion.

Other Commitments

On September 5, 2018 the Company entered into a Master Services Agreement with Kubient, Inc. pursuant to which it will provide its programmatic technology platform to us on a nonexclusive basis for the purpose of managing our programmatic business partners. The Company did not pay anything to Kubient, Inc. for the year ended December 31, 2018 for its platform. The Company has provided advertising services to Kubient and at December 31, 2018 the Company is owed $108,817 and a note receivable of $75,000 and we have reserved a total of $136,000 against these balances. On September 28, 2018 Bright Mountain Media, Inc. entered into a non-binding letter of intent with Kubient, Inc. pursuant to which we may acquire Kubient, Inc. in an all stock transaction. The Company has completed the due diligence process and has made a determination that it will not pursue the acquisition of Kubient, Inc.

On September 6, 2017 Bright Mountain Media, Inc. entered into a five-year Consulting Agreement with the Spartan Capital Securities, LLC ("Spartan Capital"), a broker-dealer and member of FINRA, which under its terms would not become effective until the closing of the private placement in which Spartan Capital served as placement agent as described below. The Consulting Agreement became effective on September 28, 2018 and, accordingly, Spartan Capital was engaged to provide advisory services including, but not limited to advice and input with respect to raising capital, assisting us with strategic introductions, and assisting management with enhancing corporate and shareholder value. The consulting agreement calls for an initial fee of $200,000 as consideration for the termination of a prior agreement between the Company and Spartan. The consulting agreement also calls for payments of $5,000 per month for a term of 60 months to be prepaid upon the effective date of the agreement. In addition, the Company issued Spartan Capital 1,000,000 shares of our common stock (the "Consulting Shares") in accordance with the consulting agreement.

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

●
The $200,000 initial consulting fee was expensed upon payment and is included in selling, general and administrative expenses for the year ended December 31, 2018.

●
Consulting fees consisting of $300,000 in cash and 1,000,000 shares of common stock valued at $750,000 as well as the $500,000 M&A advisory fee are considered prepaid expenses. Total prepaid service/consulting fees, net were $1,472,500, of which $310,000 is considered short-term and is included in prepaid expenses and other current assets as of December 31, 2018. These prepaid expenses are being amortized over 60 months, the term of the respective agreements. The amortization expense was $77,500 for the year ended December 31, 2018.

For the 36 months from the final closing of this private placement, Spartan Capital has certain rights of first refusal if we decide to undertake a future private or public offering or if we decide to engage an investment banking firm.

The Company granted the purchasers in the offering demand and piggy-back registration rights with respect to the shares of our common stock included in the Units and the shares of common stock issuable upon the exercise of the Private Placement Warrants. In addition, the Company agreed to file a resale registration statement within 120 days following the final closing of this offering covering the shares of common stock issuable upon the exercise of the Private Placement Warrants included in the Units. If the Company should fail to timely file this resale registration statement, then within five business days of the end of month we will pay the holders an amount in cash, as partial liquidated damages, equal to 2% of the aggregate purchase price paid by the holder for each 30 days, or portion thereof, until the earlier of the date the deficiency is cured or the expiration of six months from filing deadline . The Company will keep any such registration statement effective until the earlier of the date upon which all such securities may be sold without registration under Rule 144 promulgated under the Securities Act or the date which is six months after the expiration date of the Private Placement Warrants. We are obligated to pay all costs associated with this registration statement, other than selling expenses of the holders.

On December 11, 2018 we entered into an Uplisting Advisory and Consulting Agreement with Spartan Capital pursuant to which Spartan Capital will provide (i) advice and input with respect to strategies to accomplish an uplisting of our common stock to the Nasdaq Capital Market or NYSE American LLC or another national securities exchange, and the implementation of such strategies and making introductions to facilitate the uplisting, (ii) advice and input with respect to special situation and restructuring services, including debtor and creditor advisory services, and (iii) sell-side advisory services with respect to the sale and disposition of non-core businesses and assets, including facilitating due diligence and identifying potential buyers and strategic partners and positioning these businesses and assets to maximize value. We paid Spartan Capital a fee of $200,000 for its services under this agreement which is for a 12 month term beginning on the closing date of the offering. The agreement also provides that we will reimburse Spartan Capital for reasonable out-of-pocket expenses, which we must approve in advance. The Company has included this payment in prepaid expense at December 31, 2018 and it will be amortized over a twelve-month period.

The Company entered into an Executive Employment Agreement with our Chief Executive Officer, with an effective date of June 1, 2014. Under the terms of this agreement, the Company will compensate the Chief Executive Officer with a base salary of $75,000 annually, and he is entitled to receive discretionary bonuses as may be awarded by the Company's board of directors from time to time. The initial term of the agreement is three years, and the Company may extend it for an additional one-year period upon written notice at least 180 days prior to the expiration of the term. The Company amended this agreement April 1, 2017 for an additional term of three years. The Chief Executive Officer's base annual salary was increased to $165,000 upon recommendation of the Compensation Committee of the board of directors. The employment agreement contains customary non-compete and confidentiality provisions. The Company also agreed to indemnify the Chief Executive Officer pursuant to the provisions of the Company's Amended and Restated Articles of Incorporation and Amended and Restated By-laws.

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

On November 5, 2018 we filed Articles of Amendment to our Amended and Restated Articles of Incorporation, as amended, which:

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

The Series F-1 pays dividends at the rate of 12% per annum and automatically converts into shares of our common stock on April 10, 2022. The Series F-2 pays dividends at the rate of 6% per annum and automatically converts into shares of our common on July 27, 2022. The Series F-3 pays dividends at the rate of 10% per annum and automatically converts into shares of our common stock on August 30, 2022. Additional terms of the designations, rights and preferences of the Series F-1, Series F-2 and Series F-3 include:

●
the shares have no voting rights, except as may be provided under Florida law;

●
the shares pay cash dividends subject to the provisions of Florida law at the dividend rates set forth above, payable monthly in arrears;

●
the shares are convertible at any time at the option of the holder into shares of our common stock on a 1:1 basis. The conversion ratio is proportionally adjusted in the event of stock splits, recapitalization or similar corporate events. Any shares not previously converted will automatically convert into shares of our common stock on the dates set forth above;

●
the shares rank junior to our 10% Series A Convertible Preferred Stock and our 10% Series E Convertible Preferred Stock;

●
in the event of a liquidation or winding up of the Company, the shares have a liquidation preference of $0.50 per share for the Series F-1, $0.50 per share for the Series F-2 and $0.40 per share for the Series F-3; and

●
the shares are not redeemable by the Company.

At December 31, 2018, there were 0 shares of Series A Stock and 2,500,000 shares of Series E Stock and 4,344,017 shares of Series F Stock issued and outstanding. There are no shares of Series B Stock, Series C Stock or Series D Stock issued and outstanding.

The Series A Stock is senior to all other classes of the Company's securities and has a stated value of $0.50 per share. Holders of shares of Series A Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each 10 shares of Series A Stock, payable annually the 10th business day of January. The shares of Series A Stock are redeemable at the Company's option upon 20 days’ notice for an amount equal to the amount of capital invested. On the 10th business day of January 2018 there were 10,000 shares of common stock dividends owed and payable to the Series A Stockholder of record as dividends on the Series A Stock. These preferred shares automatically converted into common shares on December 30, 2018 as defined above.

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

During 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,125,500 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 12.

In 2017, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,250,000 shares of Series E Stock at a purchase price of $0.40 per share.

During 2017, Mr. Richard Rogers, a director of the Company, purchased an aggregate of 125,000 shares of the Company’s 10% Series E Convertible Preferred Stock at a purchase price of $0.40 per share.

Dividends for Series E and F Convertible Preferred Stock paid to Mr. W. Kip Speyer were $107,294 and $11,164 during the years ended December 31, 2018 and 2017, respectively.

NOTE 14 – COMMON STOCK

A)
Stock Issued for cash

During 2018, the Company sold an aggregate of 14,836,250 units of its securities to 106 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $5,934,500.  Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share.  Spartan Capital, served as placement agent for the Company in this offering.  As compensation for its services, the Company paid Spartan Capital commissions and other fees totaling $793,450, and issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 1,483,625 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the final closing on November 30, 2018 included in the Company’s consolidated statement of changes in shareholders’ equity for the year ended December 31, 2018. We used $1.0 million of these proceeds from this final closing for the payment of the fees due Spartan Capital under the terms of the Consulting Agreement and M&A Advisory Agreement described in Note 11, and are using the balance for general working capital. Under the terms of the agreement the Company agreed to file a resale registration agreement within 120 days after the final closing of the offering covering the common stock shares issuable upon exercise of the Private Placement Warrants included in the Units. The Company did not file the resale registration agreement timely and has an obligation $3,260 per day that the filing is delinquent.

In August 2017 the Company issued 125,000 shares of its common stock for $50,000 or $0.40 per share to a private investor.

B)
Stock issued for services

The Company issued Spartan Capital 1,000,000 shares of our common stock based on the fair value at the date of grant, or $0.75 a share valued at $750,000 (the "Consulting Shares") in accordance with the consulting agreement. See Commitments and Contingencies Note 11.

In September 2018, the Company issued 10,000 shares of common stock to a consultant for services rendered based on the fair value at the date of grant, or $0.75 a share valued at $7,500.

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

C)
Stock issued for acquisitions

On September 19, 2017, the Company issued 1,100,233 shares of its common stock in connection the acquisition of the DEM Group, LLC - (See Note 3). The common shares were valued at $429,092 or $0.85 per share, based on the fair value on the date of issuance.

D)
Stock issued for dividends

In January 2017, the Company issued 10,000 shares of its common stock as dividends to the holder of its Series A preferred stock.

Stock Option Compensation

The Company accounts for stock option compensation issued to employees for services in accordance with ASC Topic 718, “Compensation – Stock Compensation”. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” . The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

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

On April 20, 2011, the Company's board of directors and majority stockholder adopted the 2011 Stock Option Plan (the "2011 Plan"), to be effective on January 3, 2011. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. On April 1, 2013, the Company's board of directors and majority stockholder adopted the 2013 Stock Option Plan (the "2013 Plan"), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. As of December 31, 2018, 132,000 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company's board of directors and majority stockholder adopted the 2015 Stock Option Plan (the "2015 Plan"), to be effective on May 22, 2015. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. As of December 31, 2018, 375,000 shares were remaining under the 2015 Plan for the future issuance.

The purpose of the 2011 Plan, 2013 Plan, and 2015 Plan (the “Plans” are to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2015 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company's board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument. As of December 31, 2018, 9,000 shares were remaining under the 2011 Plan for future issuance.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the year ended December 31, 2017:

Assumptions:	2017
Expected term (years)	6.25
Expected volatility	52%
Risk-free interest rate	1.99%
Dividend yield	0%
Expected forfeiture rate	0%

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

No options were granted during the year ended December 31, 2018

The Company recorded $24,128 and $108,090 of stock option expense for the year ended December 31, 2018 and December 31, 2017 respectively. The stock option expense for year ended December 31, 2018 and 2017 has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of December 31, 2018 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $11,678 to be recognized through December 2020.

A summary of the Company's stock option activity during the years ended December 31, 2018 and 2017 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2016	2,281,000	0.47	6.8	795,185
Granted	10,000	0.50	—	—
Exercised	—	—	—	—
Forfeited	(264,000)	0.80	—	(92,034)
Expired	—	—	—	—
Balance Outstanding, December 31, 2017	2,027,000	$0.42	5.5	$73,770
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(230,000)	0.22	2.58	122,496
Expired	—	—	—	—
Balance Outstanding, December 31, 2018	1,797,000	$0.44	5.1	$4,584,340
Exercisable at December 31, 2018	1,681,500	$0.44	5.2	$4,322,980

Summarized information with respect to options outstanding under the two option plans at December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	540,000	2.7	$0.14	540,000	$0.14
0.25 - 0.49	351,000	4.7	$0.28	351,000	$0.28
0.50 - 0.85	906,000	6.7	$0.68	790,500	$0.67
	1,797,000	5.1	$0.44	1,681,500	$0.44

Summarized information with respect to options outstanding under the three option plans at December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	720,000	3.0	$0.14	720,000	$0.14
0.25 - 0.49	351,000	5.2	$0.28	351,000	$0.29
0.50 - 0.85	956,000	7.4	$0.68	706,500	$0.67
	2,027,000	5.5	$0.42	1,777,500	$0.38

NOTE 15 – RELATED PARTIES

As discussed more fully in Note 8, section titled “Long Term Debt to Related Parties, net”, in 2017, the Company issued a series of convertible promissory notes to our Chief Executive Officer totaling $1,460,000. These notes have a conversion price ranging from $0.50 per share to $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $1,198,893 at December 31, 2017 net of their unamortized debt discount of $836,107.

On November 7, 2018 the Company entered into a Note Exchange Agreement with Mr. W. Kip Speyer, our CEO and member of our Board of Directors, pursuant to which we exchanged our convertible notes for three new series of preferred stock. See further discussion in Note 8 Notes Payable for more details regarding the Note Exchange Agreement and Exchange Transaction.

During November 2018, Mr. w. Kip Speyer, the Company’s Chairman and Chief Executive Officer, entered into two convertible note agreements with the company totaling $80,000. These notes have a conversion price of $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $11,688 at December 31, 2018. The notes are reported net of their unamortized debt discount of $68,312 as of December 31, 2018.

During 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,125,500 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 12.

During 2017, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,250,000 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 12.

During 2017, Mr. Richard Rogers, a director of the Company, purchased an aggregate of 125,000 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 12.

In 2018 and 2017 we paid cash dividends on these outstanding shares of the Company’s Series E and F Preferred Stock of $83,232 and $29,707, and $11,303 for W Kip Speyer and Rich Rogers, , respectively.

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

For the years ended December 31, 2018 and 2017 there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2018, the Company has net operating loss carry forwards of approximately $14,442,460. The Company's net operating loss carry forwards may be subject to annual limitations if the Company experiences a change of ownership as defined in Section 382 of the Internal Revenue Code.  The Company has not conducted a study to determine if a change of ownership has occurred.

At December 31, 2018 and 2017 the Company has not recorded any liability for uncertain tax positions.

The tax effect of significant components of the Company's deferred tax assets and liabilities at December 31, 2018 and 2017, are as follows:

	Year ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$3,158,471	$2,473,817
Book to tax difference – intangible assets	(45,206)	22,779
Stock option expense	—	88,553
Accounts receivable	67,512	—
Total gross deferred tax assets	3,180,777	2,585,149
Less: Deferred tax asset valuation allowance	(3,180,777)	(2,585,149)
Total net deferred tax assets	$—	$—

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2018 and 2017 were fully offset by a 100% valuation allowance. The change in the valuation allowance was an increase of approximately $596,000 and a decrease of approximately $528,000 for the years December 31, 2018 and 2017, respectively. The Company recorded a tax benefit for discontinued operations of $241,412 and $159,138 offset by a similar valuation allowance for the years December 31, 2018 and 2017, respectively.

For the years ended December 31, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to loss before taxes as a result of the following:

	2018		2017
	Amount	Rate	Amount	Rate
Federal tax expense (benefit) at the statutory rate from continuing operations	$(867,576)	-21.00%	(873,700)	-34.00%
State tax benefit, net of federal income tax benefit	(33,819)	-0.82%	(86,193)	-3.35%

Federal deferred tax expense	(2,640)	-0.06%	(27,427)	-1.07%
State deferred tax expense	2,791	0.07%	(25,000)	-0.97%
Effect of true up	16,906	0.41%	—	—
Effect of tax rate change	341,358	8.26%	1,305,477	50.80%
Non-deductible expenses	189,274	4.58%	242,434	9.43%
Change in valuation allowance	353,706	8.56%	(535,592)	-20.84%
Total - continuing operations	—	—	—	—

Federal tax expense (benefit) at the statutory rate from discontinued operations	(229,478)	-21.00%	(144,293)	-34.00%
State tax benefit, net of federal income tax benefit	(11,934)	-1.09%	(14,845)	-3.50%

Change in valaution allowance	241,412	22.09%	159,138	37.50%
Total - discontinued operations	—	—	—	—

Total	$—	—	—	—

	Year ended December 31,
	2018	2017
Current
Federal	$(678,302)	$(654,652)
State	(36,459)	(70,454)
	(714,761)	(725,106)
Deferred
Federal	358,264	(66,437)
State	2,791	(7,093)
	361,055	(73,530)
Total	$(353,706)	$(798,636)

Income taxes from continuing operations before valuation
Allowance	$(353,706)	$($798,636)
Change in valuation allowance	353,706	798,636
Total	$—	$—

Discontinued Operations
Current
Federal	$(229,478)	$(144,293)
State	(11,953)	(14,845)
	(241,412)	(159,138)
Deferred
Federal	—	—
State	—	—
	—	—
Total	$(241,412)	$(159,138)

Income tax benefit from continuing operations before valuation allowance	(241,412)	-
Allowance		—
Change in valuation allowance	241,412	159,138
Total	$—	$—

NOTE 17 – SUBSEQUENT EVENTS

On March 8, 2019 the Black Helmet Apparel E-Commerce business was sold for $175,000, a $20,000 amount was paid at the closing and the Company received a Promissory Note in the amount of $155,000 bearing a 15% interest rate payable in twelve equal payments.

On January 9, 2019, Bright Mountain Media, Inc. sold 163,750 units of our securities to 1 accredited investor in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D and Regulation S of the Securities Act. The units (the “Units”) were sold at a purchase price of $0.40 per Unit resulting in gross proceeds to us of $65,500 and we paid a commission to Spartan of $6,550. Each unit consisted of one share of our common stock and one five-year common stock purchase warrant to purchase one share of our common stock at an exercise price of $0.65 per share (the “Private Placement Warrants”).

Between January 28, 2019 and March 22, 2019, Bright Mountain Media, Inc. sold 750,000 units of our securities to 3 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D and Regulation S of the Securities Act. The units (the “Units”) were sold at a purchase price of $0.40 per Unit resulting in gross proceeds to us of $300,000. Each unit consisted of one share of our common stock and one five-year common stock purchase warrant to purchase one share of our common stock at an exercise price of $0.65 per share (the “Private Placement Warrants”).

Between February 26, 2019 and April 8, 2019, Bright Mountain Media, Inc. sold 1,210,000 units of our securities to 12 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D and Regulation S of the Securities Act. The units (the “Units”) were sold at a purchase price of $0.50 per Unit resulting in gross proceeds to us of $605,000. Each unit consisted of one share of our common stock and one five-year common stock purchase warrant to purchase one share of our common stock at an exercise price of $0.75 per share (the “Private Placement Warrants”).

On February 13, 2019, the Company entered into a not-binding letter of intent to acquire a company which operates in our industry, subject to due diligence. During February and March,2019 we lent that company an aggregate of $337,500 under the terms of a 6% promissory note which matures on April 30, 2019. As collateral for the repayment of the note, the chief executive officer of the target has pledged his shares in the target.

On March 29, 2019 the Company failed to meet its Registration requirement by not timely filing the Registration Statement (Resale S-1) with the SEC to register the resale of the shares sold under the Private Placement Memorandum with Placement Agent. Under the Agreement the Company was required to file the Registration Statement on March 29, 2019. Since the Company has not filed the Registration Statement timely, the Company will incur an obligation of $3,260 per day that it is delinquent. The Company intends to file the Registration Statement as soon as practible, subsequent to filing our Form 10-K.