Form 10-Q
period 2019-03-31
Bright Mountain Media, Inc.
filed 2019-05-23
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 000-54887

Bright Mountain Media, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	27-2977890
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

6400 Congress Avenue, Suite 2050, Boca Raton, FL	33487
Address of Principal Executive Offices	Zip Code

561-998-2440
Registrant’s Telephone Number, Including Area Code

Not applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 17, 2019 there were 65,051,862 shares of the issuer’s common stock issued and outstanding.

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
●
our dependence on third party service providers;
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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, including the Part II, Item 2, our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 12, 2019 and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “first quarter of 2019” refers to the three months ended March 31, 2019, "first quarter of 2018" refers to the three months ended March 31, 2018, “2019” refers to the year ending December 31, 2019 and “2018” refers to the year ended December 31, 2018. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and Cash Equivalents	$727,525	$1,042,457
Accounts Receivable, net	933,361	561,470
Note Receivable, net	549,053	18,750
Prepaid Expenses and Other Current Assets	531,845	611,206
Current Assets - Discontinued Operations	41,054	239,747

Total current assets	2,782,838	2,473,630

Property & Equipment, net	3,112	5,464
Website Acquisition Assets, net	88,950	113,741
Intangible Assets, net	218,095	221,117
Goodwill	988,926	988,926
Prepaid Services/Consulting Agreements - Long Term	1,085,000	1,162,500
Right of Use Asset	225,536	—
Other Assets	4,703	—
Other Assets - Discontinued Operations	—	60,470
Total Assets	$5,397,160	$5,025,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,015,622	$655,229
Accrued Expenses	315,994	465,032
Accrued Interest to Related Party	947	947
Premium Finance Loan Payable	60,206	92,537
Deferred Revenues	6,648	4,163
Long Term Debt, Current Portion	165,162	229,844
Operating Lease Liability, Current Portion	84,472	—
Current Liabilities - Discontinued Operations	76,696	143,929
Total Current Liabilities	1,725,747	1,591,681

Long Term Debt to Related Parties, net	15,140	11,688
Operating Lease Liability, net of Current Portion	141,064	—
Total Liabilities	1,881,951	1,603,369
Commitments and contingencies
Shareholders' Equity
Convertible Preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A, 2,000,000 shares designated, 0 and
100,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Series B, 0 shares designated, issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Series C, 0 shares designated, issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Series D, 0 shares designated, issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Series E, 2,500,000 shares designated, issued and outstanding at March 31, 2019 and December 31, 2018, respectively	25,000	25,000
Series F, 4,344,017 shares designated, issued and outstanding at March 31, 2019 and December 31, 2018, respectively	43,440	43,440
Common stock, par value $0.01, 324,000,000 shares authorized,
64,065,864 and 62,125,114 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	640,689	621,252
Additional paid-in capital	20,559,308	19,775,753
Accumulated Deficit	(17,753,228)	(17,042,966)
Total shareholders' equity	3,515,209	3,422,479
Total Liabilities and Shareholders' Equity	$5,397,160	$5,025,848

  See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues
Advertising	$1,085,456	$683,058

Cost of revenue
Advertising	885,696	510,704
Gross profit	199,760	172,354

Selling, general and administrative expenses	915,954	828,992

Loss from operations	(716,194)	(656,638)

Other income (expense)
Interest income	6,006	275
Gain on settlement of liability	122,500	-
Interest expense	(909)	(15,353)
Interest expense - related party	(6,201)	(99,858)
Total other income (expense)	121,396	(114,936)

Net Loss from Continuing Operations	(594,798)	(771,574)

Loss from Discontinued Operations	(115,464)	(177,676)

Net Loss	(710,262)	(949,250)

Preferred stock dividends
Series A, Series E, and Series F preferred stock	(74,171)	(14,763)

Net loss attributable to common shareholders	$(784,433)	$(964,013)

Basic and diluted net loss for continuing operations per share	$(0.01)	$(0.02)
Basic and diluted net loss for discontinued operations per share	$(0.002)	$(0.004)
Basic and diluted net loss per share	$(0.01)	$(0.02)
Weighted average shares outstanding - basic and diluted	62,900,662	45,807,289

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	6,844,017	$68,440	62,125,114	$621,252	$19,775,753	$(17,042,966)	$3,422,479

Series E and F preferred stock dividend	-	-	-	-	(74,171)	-	(74,171)

Stock option vesting expense	-	-	-	-	3,213	-	3,213

Common stock issued for services - cancelled	-	-	(3,000)	-	-	-	-

Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	1,943,750	19,437	854,513	-	873,950

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(710,262)	(710,262)
Balance – March 31, 2019	6,844,017	$68,440	64,065,864	$640,689	$20,559,308	$(17,753,228)	$3,515,209

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	1,475,000	$14,750	46,168,864	$461,689	$11,685,685	$(11,818,902)	$343,222

Series E preferred stock dividend	-	-	-	-	(14,763)	-	(14,763)
Common stock issued for 10% dividend payment pursuant to Series A preferred stock subscription	-	-	10,000	100	(100)	-	-
Stock option vesting expense	-	-	-	-	7,344	-	7,344
Issuance of Series E preferred stock	500,000	5,000	-	-	195,000		200,000
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	1,762,500	17,625	616,876	-	634,501
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(949,250)	(949,250)
Balance – March 31, 2018	1,975,000	$19,750	47,941,364	$479,414	$12,490,042	$(12,768,152)	$221,054

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 31, 2019
 (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(710,262)	$(949,250)
Addback: Loss attributable to discontinued operations	115,464	177,676

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,352	2,964
Amortization of debt discount	3,452	48,389
Amortization	35,813	71,456
Gain on settlement of liability	(122,500)	-
Stock option compensation expense	3,213	7,344
Provision for bad debt	4,034	26,281
Changes in operating assets and liabilities:
Accounts receivable	(375,928)	(33,790)
Prepaid expenses and other current assets	29,361	26,191
Prepaid services/consulting agreements	127,500	-
Other assets	(4,703)	(1,980)
Accounts payable	360,393	117,572
Accrued expenses	(26,538)	(4,815)
Deferred revenue	2,485	(1,499)
Cash used in continuing operations for operating activities	(555,864)	(513,461)
Cash used in discontinued operations for operating activities	(73,589)	(162,299)
Net cash used in operating activities	(629,453)	(675,760)

Cash flows from investing activities:
Purchase of property and equipment	-	(505)
Cash paid for website acquisition	(8,000)	-
Net cash used in investing activities	(8,000)	(505)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	873,950	634,501
Proceeds from issuance of preferred stock	-	200,000
Payments of insurance premium notes payable	(32,331)	(22,224)
Dividend payments	(74,171)	(14,763)
Principal payment on notes payable	(64,681)	(55,449)
Note receivable funded	(375,303)	-
Net cash provided by financing activities	327,464	742,065

Net (decrease) increase in cash and cash equivalents including cash and cash equivalents classified within assets related to discontinued operations	(309,989)	65,800
Net decrease in cash and cash equivalents classified within assets related to discontinued operations	(4,943)	(764)
Net (decrease) increase in cash and cash equivalents	(314,932)	65,036
Cash and cash equivalents at beginning of period	1,042,457	101,231
Cash and cash equivalents at end of period	$727,525	$166,267

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 31, 2019
 (Unaudited)

Supplemental disclosure of cash flow information
Cash paid for
Interest	$2,749	$62,176

Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$71,845	$66,131
Notes receivable for the sale of Black Helmet	$155,000	$-
Recognition of right of use asset and lease liability	$245,540	$-
Stock dividend	$-	$100

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization and Nature of Operations

Bright Mountain Media, Inc. is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011. Its wholly owned subsidiary, Bright Watches, LLC was formed as a Florida limited liability company in December 2015, and its wholly owned subsidiary DEM Group LLC (“DEM”) was formed as a New Jersey limited liability company in February 2015. When used herein, the terms "BMTM, the "Company," "we," "us," "our" or "Bright Mountain" refers to Bright Mountain Media, Inc. and its subsidiaries.

Discontinued Operations

Effective December 31, 2018 the Company discontinued the E-Commerce operations, the Products segment, as of December 31, 2018 per the determination of Management and the Board of Directors. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45, and were classified as discontinued operations at December 31, 2018. See Discontinued Operations Note 4.

Continuing Operations

We are a digital media holding company for online assets targeting and servicing the military and public safety markets and as such we delivered impressions, which include both our targeted demographic and the larger general demographic from our ad network. Our owned websites are dedicated to providing “those that keep us safe” places to go online where they can do everything from stay current on news and events affecting them, look for jobs, share information, and communicate with the public. We own 19 websites and manage five additional websites, for a total of 24 websites, which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with information, news and entertainment across various platforms that has proven to be of interest and engaging to them.

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

NOTE 2 - GOING CONCERN.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss from continuing operations of $594,798, a loss of $115,464 from discontinued operations and used net cash in operating activities of $629,453 for the three months ended March 31, 2019. The Company had an accumulated deficit of $17,753,228 at March 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company's continuation as a going concern is dependent upon its ability to generate revenues, control its expenses and its ability to continue obtaining investment capital and loans from related parties and outside investors to sustain its current level of operations.

Management continues raising capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources. The Company is not currently involved in any binding agreements to raise private equity capital.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 2 – GOING CONCERN (continued).

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months ended March 31, 2019 and 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 12, 2019. The interim condensed consolidated financial statements should be read in conjunction with that report.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09,  Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the “modified retrospective” method, meaning the standard is applied only to the most current period presented in the financial statements.  Furthermore, we elected to apply the standard only to those contracts which were not completed as of the date of the adoption. Results for reporting periods beginning on the date of adoption are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with accounting standards in effect for those periods. Following the adoption of Topic 606, the Company will continue to recognize revenue at a point-in-time when control of services are transferred to the customer. This is consistent with the Company’s previous revenue recognition accounting policy.

To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the advertising services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the advertising services promised within each contract and determines those that are performance obligations and assesses whether each promised advertising service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation based on relative fair values, when (or as) the performance obligation is satisfied.

The Company recognizes revenue from its own advertising platform, ad network partners and websites (“Ad Network”) through its publishing advertiser impressions and pay-for-click services. the Company’s owned and operated sites, our ad network, or platforms.  Invalid traffic on the Ad Network may impact the amount collected and adjusted by our Ad Network.

The Company has one revenue stream generated directly from publishing advertisements, whether on the Company’s owned and operated sites, our ad network, or platforms. The revenue is earned when the users click on the published website advertisements. Specific revenue recognition criteria for the advertising revenue stream is as follows:

●
Advertising revenues are generated by users "clicking" on website advertisements utilizing several ad network parners.
●
Revenues are recognized net of adjustments based on the traffic generated and is billed monthly. The Company subsequently settles these transactions with publishers at which time adjustments for invalid traffic may impact the amount collected.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information has not been restated and will continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease and did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right of use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office building).

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining lease terms as of January 1, 2019. Since the Company’s lease agreements does not provide an implicit rate, the Company estimated an incremental borrowing rate based on the information available at January 1, 2019 in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

On January 1, 2019, the Company recognized a ROU asset and a lease liability of approximately $245,000 on its consolidated balance sheet.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right of use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office building).

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining lease terms as of January 1, 2019. Since the Company’s lease agreements does not provide an implicit rate, the Company estimated an incremental borrowing rate based on the information available at January 1, 2019 in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

On January 1, 2019, the Company recognized a ROU asset and a lease liability of approximately $245,000 on its consolidated balance sheet.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 “Fair Value Measurement and Disclosures: (“ASU 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities. We adopted accounting guidance for fair values measurements and disclosures (ASC 820). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following are the major categories of liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3

Balance at December 31, 2018	$309,844
Long term debt additions during 2019	-
Principal reductions during 2019	(64,681)
Adjustment to fair value	-
Balance at March 31, 2019	$245,163

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

For the three months ended March 31, 2019 $8,000 was capitalized for the purchase of a Facebook page. During the three months ended March 31, 2018 all website costs were expensed.

Amortization and Impairment of Long-Lived Assets

Amortization and impairment of long-lived assets are non-cash expenses relating primarily to website acquisitions. The Company accounts for long-lived assets in accordance with the provisions of ASC 360, "Property, Plant and Equipment". This requires thatlong-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, "Equity-Based Payments to Non-Employees". The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2019 and 2018, non-cash stock-based stock option compensation expense was $3,213 and $7,344, respectively.

 BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2019 and 2018, advertising, marketing and promotion expense was $6,000 and $217, respectively for continuing operations and $6,002 and $60,923 for discontinued operations, respectively.

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

As of March 31, 2019, tax years 2018, 2017, and 2016 remain open for Internal Revenue Service ("IRS") audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

The Company generates revenues from through an Ad Exchange Network and through our Owned and Operated Ad Exchange Network. There are two large customers who account for approximately 59% of the Ad Exchange Network Revenue for the three months ended March 31, 2019. One of those customers accounted for approximately 24% of the Accounts Receivable at March 31, 2019.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2019 and December 31, 2018, the Company had approximately $469,000 and $706,000, respectively, in cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the three months ended March 31, 2019 a large portion of the Company's funding was provided through the sale of shares of the Company's common stock with related warrants.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of March 31, 2019, and 2018 there were 1,797,000 and 2,027,000 common stock equivalent shares outstanding as stock options, respectively; 16,319,875 and 0 common stock equivalent shares outstanding from warrants to purchase common shares, respectively, 6,844,017 and 1,475,000 common stock equivalents from the conversion of preferred stock, respectively; and 0 and 4,070,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Segment Information

The Company currently operates in one reporting segment. This segment is focused on producing advertising revenue generated by users "clicking" on website advertisements utilizing several ad network partners and direct advertisers.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair valuemeasurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. We do not expect the adoption of this guidance to have a material impact on our consolidated Financial Statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Reclassification

Certain reclassifications have been made to the December 31, 2018 and March 31, 2018 consolidated financial statements to conform to the March 31, 2019 presentation.

NOTE 4 – DISCONTINUED OPERATIONS.

Management, prior to December 31, 2018 with the appropriate level or authority, determined to exit, effective December 31, 2018, its Black Helmet business line as a result of, among other things, the change in our strategic direction to a focus solely in our advertising segment. Historically revenues from our product sales segment including revenues from two of our websites that operate as e-commerce platforms, included Bright Watches and Black Helmet, as well as Bright Watches’ retail location.

Management, prior to December 31, 2018, with the appropriate level of authority, determined to discontinue the operations of Bright Mountain watches effective December 31, 2018. The decisions to exit all components of our product segment will result in these businesses being accounted for as discontinued operations. The Company has determined that the exit of the Bright Watches business requires the Company to liquidate the inventory and settle all obligations to wind down the business unit. The Company sold the remaining inventory during the three months ended March 31, 2019. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45, as such the results have been classified as discontinued operations.

On March 8, 2019 the Black Helmet Apparel E-Commerce business was sold for $175,000. The Company received $20,000 at the closing and issued a 6% promissory note for $155,000 payable in twelve monthly payments of principal and interest. At December 31, 2018, approximately $180,000 of inventory was considered held for sale and included in discontinued operations.

On March 22, 2019 the Company sold the remaining Bright Watches inventory for approximately $7,000. At December 31, 2018 $7,454 of inventory, written down to fair market value, was considered held for sale and included in discontinued operations.

 BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (continued).

The detail of the consolidated balance sheets, the consolidated statements of operations and consolidated cash flows for the discontinued operations is as stated below:

	Three Months Ended
	March 31, 2019	December 31, 2018
Cash	$11,804	$16,747
Inventory	29,250	223,000
Total Current Assets	41,054	239,747
Fixed assets, net	-	49,347
Other Assets	-	11,123
Total Other assets - discontinued operations	-	60,470
Total Assets - Discontinued Operations	$41,054	300,217
Accounts payable	20,907	127,512
Accrued Expenses	55,789	-
Deferred rents	-	16,417
Total current liabilities - discontinued operations	76,696	143,929
Net Assets (Liabilities) Discontinued Operations	$(35,642)	$156,288

	For the Three Months Ended March 31,
	2019	2018
Revenues	$98,797	$375,286
Cost of revenues	50,863	291,565
Gross profit	47,934	83,722

Selling, General and Administrative Expenses	130,650	261,411

Loss from discontinued operations	(82,716)	(177,689)

Other income (expense)	(32,748)	13
Loss from discontinued operations	$(115,464)	$(177,676)

Basic and fully diluted net loss per share	$(0.002)	$(0.004)

Cash (used in) provided by operations for discontinued operations:
Loss from discontinued operations	$(115,464)	(177,676)
Depreciation	-	3,375
Amortization of website acquisition and intangibles	-	41,267
Loss on sale of Black Helmet Business Unit	11,309	-
Write-off of property and equipment	49,348	-
Inventory	37,327	107,706
Deposits	11,123	-
Prepaid rents	-	10,540
Accounts payable	(106,604)	(126,588)
Accrued Expenses	55,789	(5,816)
Deferred rents	(16,417)	(15,107)
Cash used in discontinued operations	$(73,589)	$(162,299)

Net decrease in cash and cash equivalents from discontinued operations	$(4,943)	$(764)

 BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 5 – PREPAID COSTS AND EXPENSES.

At March 31, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	March 31, 2019	December 31, 2018
Prepaid insurance	$71,845	$101,206
Current portion of prepaid service agreements	460,000	510,000
Prepaid expenses and other current assets	$531,845	$611,206

NOTE 6 – PROPERTY AND EQUIPMENT.

At March 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful Lives	March 31, 2019	December 31, 2018
Furniture and fixtures	3-5 years	$36,374	$36,374
Computer equipment	3 years	57,112	57,112
Leasehold improvements	5 years	-	0
Total property and equipment		93,486	93,486
Less: accumulated depreciation		(90,374)	(88,022)
Total property and equipment, net		$3,112	$5,464

Depreciation expense for the three months ending March 31, 2019 and 2018, was $2,352 and $2,964, respectively.

NOTE 7 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At March 31, 2019 and December 31, 2018, respectively, website acquisitions, net consisted of the following:

	March 31, 2019	December 31, 2018
Website Acquisition Assets	$1,124,846	$1,116,846
Less: accumulated amortization	(835,500)	(802,709)
Less: accumulated impairment loss	(200,396)	(200,396)
Website Acquisition Assets, net	$88,950	$113,741

At March 31, 2019 and December 31, 2018, respectively, intangible assets, net consisted of the following:

	Useful Lives	March 31, 2019	December 31, 2018
Tradename	5 years	32,000	32,000
Customer relationships	5 years	187,000	187,000
Non-compete agreements	5-8 years	78,000	78,000
Total Intangible Assets		$297,000	$297,000
Less: accumulated amortization		(78,905)	(75,883)
Intangible assets, net		$218,095	$221,117

Amortization expense for the three months ended March 31, 2019 and 2018 was $35,813 and $71,456, respectively, related to both the website acquisition costs and the intangible assets.

During the first quarter of 2019 the Company paid $8,000 for a Facebook page which will dramatically expand our social media audience and provide an opportunity to increase our advertising impressions. There were no outstanding assets, liabilities, or trademarks associated with this acquisition.

 BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 8 – ACCRUED EXPENSES.

At March 31, 2019 and 2018, respectively, accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Accrued dividends and interest	$25,548	$25,909
Accrued legal fees	34,672	94,200
Accrued audit fees	12,500	-
Other accrued expenses	-	51,979
Accrued liquidation damages	88,020	-
Accrued traffic settlements	95,254	95,254
Settlement of liability	60,000	197,690
Total Accrued Expenses	$315,994	$465,032

 NOTE 8- ACCRUED EXPENSES (continued).

As further described in Note 10, during the quarter ended March 31, 2019 the Company reached a settlement of $75,000 for publisher payments in collections of $197,500 resulting in a gain on settlement of $122,500. During March 2019 a $15,000 payment was made.

Series E and F dividends totaling $25,548 and $25,909 for March 31, 2019 and 2018, respectively, have been included in accrued expenses.

The Company negotiates with its publishing partners regarding questionable traffic to arrive at traffic settlements. A total of $95,254 was accrued at March 31, 2019 and December 31, 2018 for these potential future settlements.

The Company accrued $88,020 in liquidation damages related to the late filing of the Resale Registration Statement discussed in Note 10.

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

 BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 9 – NOTES PAYABLE (continued).

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

               The principal balance of these notes payable was $80,000 at March 31, 2019 and December 31, 2018, respectively and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $64,860 and $68,312. At March 31, 2019 and December 31, 2018, the total convertible notes payable to related party net of discounts was $15,140 and $11,688, respectively.

Interest expense for note payable to related party was $2,749 and $49,651 for the three months ended March 31, 2019 and March 31, 2018, respectively and discount amortization was $3,452 and $50,207, respectively.

Long-term debt

The Company has a note payable originating from a prior website acquisition. At the time of the acquisition, the Company agreed to pay $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of a discount of $32,732. The present value was calculated at a discount rate of 12% using the estimate future revenues. The balance of the note payable at March 31, 2019 and December 31, 2018, was $0 and $57,181 net of discounts of $0 respectively.

In connection with the acquisition of DEM, the Company issued promissory notes totaling $380,000. The notes have no stated interest rate and matured on September 19, 2018 and the Company is in default pending the final outcome of the legal matters. The balance of the notes payable at March 31, 2019 and December 31, 2018 were $165,162. This note was not paid off by the maturity date due to pending litigation. See further discussion in Note 11, under Legal.

At March 31, 2019 and December 31, 2018 a summary of the Company's debt is as follows:

	March 31, 2019	December 31, 2018
$150,000 non-interest bearing Note Payable issued on January 6, 2016 for the acquisition of the WarIsBoring.com website maturing on January 4, 2019	$—	$57,181
Non-interest bearing Promissory Note issued for the DEM acquisition on September 19, 2017 which matured on September 19, 2018. The original note was $380,000 of which $35,000 was reclassified in 2018 to the Service Agreement listed below.	165,162	165,162
$45,000 non-interest bearing Note Payable issued on August 23,2018 and maturing on April 23, 2019 associated with a Service Agreement through August 23, 2020	—	7,501
Total Debt	165,162	229,844
Less Short Term Debt	165,162	229,844
Long Term Debt	$—	$—

Interest expense for notes payable was $2,749 and $15,353 for the three months ended March 31, 2019 and 2018, respectively and discount amortization was $4,361 and $52,025, respectively.

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2019 of $110,200 and $41,914, respectively.

Total Premium Finance Loan Payable balance for all of the Company’s policies was $60,206 T March 31, 2019 and $92,537 at December 31, 2018.

 BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

The Company leases its corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable operating lease agreement expiring on October 31, 2021. The lease terms require base rent payments of approximately $7,260 plus sales tax per month for the first twelve months commencing in September 2018, with a 3% escalation each year. Included in other assets is a required security deposit of $18,100.

The right of use asset and lease liability are as follows as of March 31, 2019:

Assets
Right-of-Use Asset	$225,536

Liabilities
Operating lease liability, current	$84,472
Operating lease liability, net of current portion	141,064
Total operating lease liability	$225,536

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three months ended March 31, 2019.

The maturity of the Company’s operating lease liability is as follows as of March 31:

2020	$94,799
2021	97,643
2022	49,668
Total undiscounted lease payments	242,110
Present value adjustment	(16,574)
Total net lease liability	$225,536

 BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued).

The following summarizes additional information related to the operating lease:

March 31,
2019
Weighted-average remaining lease term	2.66 years
Weighted-average discount rate	5.50%

The Company leased retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a two long-term, non-cancellable lease agreement, which contained renewal options. The leases commenced in January 2017 and are in effect for a period of five years. Minimum base rentals total approximately $6,000 per month, escalating 3% per year thereafter. The Company also provided a $10,000 security deposit and prepaid $96,940 in future rents on the facility through the funding of certain leasehold improvements. The Company discontinued all retail operations and has made a settlement with the landlord to terminate the lease of approximately $55,000 which is included in accrued expenses. See Discontinued Operations Note 4.

On December 16, 2016, under the terms of the Asset Purchase Agreement, we acquired the assets constituting the Black Helmet apparel business including various website properties and content, social media content, inventory and other intellectual property right. We also acquired the right to assume the lease of their warehouse facility consisting of approximately 2,667 square feet. The lease was renewed for a three-year term in April 2016 with an initial base rental rate of $1,641 per month, escalating at approximately 3% per year thereafter. The Company vacated the premises before March 31, 2019. See Discontinued Operations Note 4.

For the three months ended March 31, 2019 and 2018, rent expense in continuing operations was $29,409 and $33,303, respectively. For the three months ended March 31, 2019 and 2018, rent expense included in discontinued operations was $37,042 and $30,787, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued).

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

In July of 2018, Messrs. Pagoulatos and Rezitis, along with a third party who had been a minority owner in DEM prior to our acquisition of that company, filed a Complaint in the U.S. District Court, District of New Jersey (case number 2: l 8-cv-11357-ES-SCM) against our Company and our Chief Executive Officer, seeking compensatory and punitive damages and attorneys' fees, among other items, and alleging, among other items, fraud and breach of contract. We vehemently deny all allegations in the complaint and believe them to be without merit. We filed a Motion to Dismiss this case for a multitude of reasons including, but not restricted to, failure to state a cause of action and jurisdictional and venue arguments as the acquisition and employment agreements provides that any dispute should be heard in either the state or local courts of Palm Beach County, Florida. This Motion to Dismiss has been pending a decision since October 2018. At the appropriate juncture, we also intend to serve a Rule 11 Motion for Sanctions based upon the fact that the Complaint contains frivolous arguments or arguments with no evidentiary support.

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

As discussed in Note 8, the principles of DEM failed to disclose an obligation at closing. During the quarter ended March 31, 2019 the Company reached a settlement with the collections lawyer to pay down the amount remaining in collections through equal monthly payments through February 1, 2020.

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

Other Commitments

On September 5, 2018 the Company entered into a Master Services Agreement with Kubient, Inc. pursuant to which it will provide its programmatic technology platform to us on a nonexclusive basis for the purpose of managing our programmatic business partners. The Company did not pay anything to Kubient, Inc. for the year ended March 31, 2019 for its platform. The Company has provided advertising services to Kubient and at March 31, 2019 the Company is owed $108,817 and a note receivable of $75,000 and we have reserved a total of $136,000 against these balances. On September 28, 2018 Bright Mountain Media, Inc. entered into a non-binding letter of intent with Kubient, Inc. pursuant to which we may acquire Kubient, Inc. in an all stock transaction. The Company has completed the due diligence process and has made a determination that it will not pursue the acquisition of Kubient, Inc.

On September 6, 2017 Bright Mountain Media, Inc. entered into a five-year Consulting Agreement with the Spartan Capital Securities, LLC ("Spartan Capital"), which became effective on September 28, 2018 and, accordingly, Spartan Capital was engaged to provide advisory services. The consulting agreement calls for payments of $5,000 per month for a term of 60 months to be prepaid upon the effective date of the agreement. In addition, the Company issued Spartan Capital 1,000,000 shares of our common stock (the "Consulting Shares") in accordance with the consulting agreement.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued).

On September 6, 2017 we also entered into a five-year M&A Advisory Agreement with Spartan Capital which became effective on September 28, 2018 for sixty months. Under the terms of the agreement, Spartan Capital will provide consulting services to us related to potential mergers or acquisitions. As consideration for the M&A advisory service we paid Spartan Capital a fee of $500,000 on the effective date of the agreement. Consulting fees consisting of $300,000 in cash and 1,000,000 shares of common stock valued at $750,000 as well as the $500,000 M&A advisory fee are considered prepaid expenses. Total prepaid service/consulting fees, net were $1,472,500, of which $310,000 is considered short-term and is included in prepaid expenses and other current assets as of December 31, 2018. These prepaid expenses are being amortized over 60 months, the term of the respective agreements. The amortization expense was $77,500 for the three months ended March 31, 2019.

The Company granted the purchasers in the offering demand and piggy-back registration rights with respect to the shares of our common stock included in the Units and the shares of common stock issuable upon the exercise of the Private Placement Warrants. In addition, the Company agreed to file a resale registration statement within 120 days following the final closing of this offering covering the shares of common stock issuable upon the exercise of the Private Placement Warrants included in the Units. If the Company should fail to timely file this resale registration statement, then within five business days of the end of month we will pay the holders an amount in cash, as partial liquidated damages, equal to 2% of the aggregate purchase price paid by the holder for each 30 days, or portion thereof, until the earlier of the date the deficiency is cured or the expiration of six months from filing deadline. The Company will keep any such registration statement effective until the earlier of the date upon which all such securities may be sold without registration under Rule 144 promulgated under the Securities Act or the date which is six months after the expiration date of the Private Placement Warrants. We are obligated to pay all costs associated with this registration statement, other than selling expenses of the holders. On April 25, 2019 we filed the Registration Statement and included in accrued expenses $88,020 for the liquidated damages due at March 31, 2019.

  On December 11, 2018 we entered into an Uplisting Advisory and Consulting Agreement with Spartan Capital pursuant to which Spartan Capital will provide (i) advice and input with respect to strategies to accomplish an uplisting of our common stock to the Nasdaq Capital Market or NYSE American LLC or another national securities exchange, and the implementation of such strategies and making introductions to facilitate the uplisting, (ii) advice and input with respect to special situation and restructuring services, including debtor and creditor advisory services, and (iii) sell-side advisory services with respect to the sale and disposition of non-core businesses and assets, including facilitating due diligence and identifying potential buyers and strategic partners and positioning these businesses and assets to maximize value. We paid Spartan Capital a fee of $200,000 for its services under this agreement which is for a 12 month term beginning on the closing date of the offering. The agreement also provides that we will reimburse Spartan Capital for reasonable out-of-pocket expenses, which we must approve in advance. The Company has included the uplisting fee in prepaid expense at March 31, 2019 and December 31, 2018 of $150,000 and $200,000, respectively and it is amortized over a twelve-month period. For the three months ended March 31, 2019 and 2018 the Company recognized $50,000 and $0, respectively.

NOTE 11 - EQUITY.

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

Dividends paid for Series E Convertible Preferred Stock paid during the three months ended March 31, 2019 and 2018 was $24,658 and $16,986, respectively. Dividends paid for Series F Convertible Preferred Stock paid during the three months ended March 31, 2019 and 2018 was $49,512 and $0, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 11 – EQUITY (continued).

Common Stock

Between January 2019 and March 2019, the Company sold an aggregate of 163,750 units of its securities to 1 accredited investor in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $58,950. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share. Spartan Capital, served as placement agent for the Company in this offering. As compensation for its services, the Company paid Spartan Capital commissions and other fees totaling $6,550, and issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 16,375 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the final closing on January 9, 2019 included in the Company’s consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2019.

Between January 2019 and March 2019, the Company sold an aggregate of 1,030,000 units of its securities to 9 accredited investors in a private placement from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross the Company of $515,000. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. We used $463,500 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition.

Between February 2019 and March 2019, the Company sold an aggregate of 750,000 units of its securities to 3 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $300,000. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share.

During the period January 2018 to March 2018, warrants to purchase an aggregate of 176,250 of the Company’s common stock were valued at $95,552. The Company initially recorded the warrants as professional fees in the condensed consolidated statement of operations however management subsequently determined that based on the services specified in the agreement, the fees incurred from the warrant issuance were solely for the purpose of raising capital in connection with the private placement discussed above. As a result, the fees are considered an offering cost and should have been reflected as a component of shareholder’s equity for the period ended March 31, 2018.

Stock Option Compensation

The Company accounts for stock option compensation issued to employees for services in accordance with ASC Topic 718, “Compensation – Stock Compensation”. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASU No. 2018- 07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

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

The Company recorded $3,213 and $7,344 of stock option expense for the three months ended March 31, 2019 and 2018 respectively. The stock option expense for the three months ended March 31, 2019 and 2018, respectively has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of March 31, 2019 there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $8,465 to be recognized through December 2020.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 11 – EQUITY (continued).

A summary of the Company's stock option activity during the three months ended March 31, 2019 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	$1,797,000	$0.44	5.1	$825,647
Granted	$—	$—	—	$—
Exercised	$—	$—	—	$—
Forfeited	$—	$—	—	$—
Expired	$—	$—	—	$—
Balance Outstanding, March 31, 2019	$1,797,000	$0.44	4.7	$788,690
Exercisable at March 31, 2019	$1,693,000	$0.44	4.2	$715,323

Summarized information with respect to options outstanding under the two option plans at March 31, 2019 is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	540,000	$0.14	2.4	540,000	$0.14
0.25 - 0.49	351,000	$0.28	3.9	351,000	$0.28
0.50 - 0.85	906,000	$0.68	6.4	802,000	$0.68
	1,797,000	$0.44	4.7	1,693,000	$0.44

NOTE 12 – RELATED PARTIES.

During November 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, entered into two convertible note agreements with the company totaling $80,000. These notes have a conversion price of $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $15,140 and $11,688 at March 31, 2019 and December 31, 2018. The notes are reported net of their unamortized debt discount of $64,860 and $68,312 as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and March 31, 2018 we paid cash dividends on these outstanding shares of the Company’s Series E and F Preferred Stock of $72,937 and $14,763, respectively.

NOTE 13 – NOTES RECEIVABLE.

In March 2019 we sold the assets which were used in our Black Helmet apparel E-Commerce business to an unaffiliated third party for $175,000, of which $20,000 was paid at closing and the balance is payable under the terms of a promissory note in the principal amount of $155,000 and bearing interest at 8% per annum. The note is secured by a guarantee of the principal of the purchaser. The term of the note is twelve months.

As of March 31, 2019 the Company has a total of $373,500 in Notes Receivable to Inform, Inc., a potential acquisition. The notes bear interest at 6% and mature on June 30, 2019. The Company funded these notes though a Private Placement memorandum placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. There is more information regarding these notes in Note 11.

A $75,000 note was issued to Kubient, Inc. during 2018 as a part of an acquisition which the Company withdrew from. The note has been defaulted on and has been sent to our collection agent, and as a result the Company has recorded a reserve of $56,250 on the note.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS.

On April 25, 2019 the Company entered into an amended non-binding letter of intent with Inform, Inc. pursuant to which we may acquire Inform, Inc. in an all stock transaction. The amended non-binding letter of intent replaced in its entirety the February 2019 non-binding letter of intent previously entered into by the parties. Inform, Inc. provides data-driven technology solutions for the syndication and monetization of contextually relevant, personalized premium video content. Inform seeks to solve the industry’s supply challenge for premium video by creating new video streams and impression opportunities across the most desirable online publishing destinations in the United States. Pursuant to the execution of the February 2019 non-binding letter of intent with Inform, Inc., the Company issued 6% Promissory Notes to that company which mature on June 30, 2019. These notes are secured by the pledge of stock in the Company by the primary shareholder of Inform, Inc.

During the April, and May, 2019, the Company sold an aggregate of 709,000 units of its securities to 15 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $354,500. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. We used $319,050 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition. The remaining $35,450 of the proceeds were used for general working capital.

On May 14, 2019 the Company submitted an amended Registration Statement under Form S-1/A (the “Report”) to amend the S-1 filed on April 25, 019. A notice of effectiveness was issued making the Report effective May 14, 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 12, 2019 (the “2018 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three and nine months ended March 31, 2019 and 2018 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2018 is derived from our audited consolidated financial statements appearing in the 2018 10-K.

Executive Overview of First Quarter 2019 Results

Our key user metrics and financial results for the first quarter of 2019, which include certain charges related to our financing with Spartan Capital, are more fully discussed and described on pages 32 and 33 and should be read in context with the disclosure on this page. The third quarter results are as follows:

User metrics:

●
Quarterly ad impressions delivered were approximately one billion in the first quarter of 2019

●
Delivered over 57 million advertisements on our owned and managed websites.

First quarter 2019 financial results:

●
Advertising revenue increased 58.4% in the first quarter of 2019 from the first quarter of 2018;

●
Gross profit increased 15.4% in the first quarter of 2019 from the first quarter of 2018

●
Selling, general and administrative expenses increased 10.5% in the first quarter of 2019 compared to the first quarter of 2018;

●
Loss from continuing operations was $594,798 for the first quarter of 2019 as compared to $771,574 for the comparable period in 2018;

●
Net loss attributable to common stockholders was $784,433 for the first quarter of 2019 as compared to $964,013 for the comparable period in 2018;

●
Adjusted EBITDA was $(546,310) for the first quarter of 2019 as compared to $(574,599) for the comparable period in 2018; and

●
Net cash used in operations was $656,453 for the first three months of 2019 as compared to $675,760 for the first three months of 2018.

 Overview

Bright Mountain Media is a digital media holding company for online publications, advertising services and software primarily focused on serving large audience segments as well as brands trying to reach them. We do this by connecting advertisers and brands with consumers through a full suite of advertising services that incorporates an ad network, multiple real-time biding platforms and 25 websites (owned and managed) that provide content, services and products. Bright Mountain Media’s owned and managed websites primarily provide content and services to US military and veteran audiences, as well as first responders and their families. We have also recently begun expanding our footprint to provide advertising services to audiences and advertisers globally.

We generate revenue sales of advertising services which generate revenue from advertisements (ad impressions) placed on our owned and managed sites, as well as from advertisements we place on partner websites, for which we earn a share of the revenue. We also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers, often called DSPs (Demand Side Platforms) and sellers, often called SSPs (Supply Side Platforms).

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
●
expanding our sales revenues through organic growth;
●
continuing to pursue acquisition candidates that are strategic our business plan;
●
evaluating expenses attributed to our non-strategic business lines; and
●
continuing to automate our processes and reduce overhead where possible without impacting our customer experience

Key metrics

In addition, over the past quarters (third quarter in 2017 to the first quarter of 2019), we experienced a 90% increase in the number of total ad impressions delivered. The change in ad impression over the past four consecutive quarters is conveyed in the following graph:

Results of operations

 Revenue

	For the three months ended
	March 31,
	2019	2018	Change	% Change
Advertising	$1,085,456	$683,058	$402,398	58.9%

Cost of Revenue and Gross Profit Margins

	For the three months ended
	March 31,
	2019	2018	Change	% Change
Advertising revenues	$1,085,456	$683,058	$402,398	58.9%
Total cost of revenue	885,696	510,704	374,992	73.4%
Gross profit	$199,760	$172,354	$27,406	15.9%

Gross profit margin as a percentage of advertising revenues	18.4%	25.2%

Our advertising revenue for the first quarter of 2019 was 58.9% higher than he comparable period in 2018 due to the acquisition of a key customer during the third quarter of 2017. Our advertising revenues for the first quarter of 2019 were 1.68% less than the fourth quarterof 2018. The fourth quarter of the year is historically the largest revenue quarter for advertising.

We incur costs of sales associated with the advertising revenue. These costs include revenue share payments to media providers and website publishers.

Selling, General and Administrative Expenses

	For the three months ended
	March 31,
	2019	2018	Change	% Change
Selling, general and administrative expenses	$915,954	828,992	$86,962	10.5%
SG&A as a percentage of total revenues	84.4%	121.4%

The components of selling, general and administration expense increases are attributable to changes during 2019 including higher salaries and wages and professional fees. The higher salaries and wages are related to the replacement of staff at higher wages. Increased professional fees relates to legal fees which increased due to costs associated with remedial actions we have taken to counter the adverse impact of the actions ofthe former Daily Engage Media employees. We amortized amortization of prepaid contract fees paid to Spartan Capital totaling $122,500. Professional fees also include the $88,000 related to the late filing of our Registration Statement and higher audit fees related to filing our Form 10-K for 2018. The website development expense for the three months ended March 31, 2019 from the comparable period in 2018 period declined, as the work was completed by the fourth quarter 2018. Non-cash amortization of intangible expense decreased during 2019 as the final valuation of the DEM acquisition reduced overall amortization expense and prior period impairments reducing amortization expenses during 2019 .

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

Total other income (expense)

Total other income (expense) for the three months ended March 31, 2019 and 2018 of $121,395 and $(114,936), respectively, primarily reflects a $122,500 extinguishment of the publisher payments liability. Interest expense related party and non-related party debt declined during the first quarter of 2019 due to the November, 2018 exchange of the related party notes payable for preferred stock and repayment of debt.

Discontinued Operations

The Company discontinued its E-commerce business in the fourth quarter of 2018. The loss on discontinued operations was $115,494 and $177,676 for the three months ended March 31, 2019 and 2018, respectively. Revenues significantly declined during the period, from $375,000 in 2018 to $98,000 for the same period in 2019, gross profit margins declined from $84,000 in 2018 to $47,000 for the same period in 2019. Selling, general and administrative expenses declined from $261,000 in 2018 to $131,000 for the three months ended March 31, 2019. Expenses declined as the Company exited the business. Other income (expenses) for the three months ended March 31, 2019 was ($33,000) relates to the sale of the Black Helmet assets and the write-down of property and equipment during the period

Non-GAAP financial measure

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

Non-GAAP financial measure (continued)

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Net loss from continuing operations	$(594,798)	$(771,574)
plus:
Stock compensation expense	3,213	7,344
Depreciation expense	2,352	2,964
Amortization expense	35,813	71,456
Amortization on debt discount	3,452	48,389
Interest expense	3,658	66,822
	$(546,310)	$(574,599)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at March 31, 2019 as compared to December 31, 2018.

	March 31, 2019	December 31, 2018
Total current assets	$2,782,838	$2,473,630
Total current liabilities	1,725,747	1,591,681
Working capital	$1,057,091	$881,949

The increase in cash and increase in the working capital deficit is a result of cash proceeds from the sale of equity securities in three private placements during the three months ended March 31, 2019. The increase in our current assets is mostly reflective of an increase in cash balances, notes receivable, and prepaid expenses offset by the decrease in current assets due to discontinued operations.

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In the first quarter of 2019 we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2018. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at March 31, 2019.

We do not have any commitments for capital expenditures. During the fourth quarter of 2018 we loaned Kubient, Inc. $75,000 under the terms of a promissory note. The promissory notes payable in the aggregate amount of $165,162 to three members of DEM as partial consideration in our acquisition of that entity, which became due in September 2018, and has not been paid pending the settlement of, or conclusion of, the litigation described later in this report under Part II, Item 1. Legal Matters.

Going concern and management’s liquidity plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of ($710,262) and used net cash in operating activities of ($629,453) for the three months ended March 31, 2019. The Company had an accumulated deficit of ($17,753,228) at March 31, 2019.

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

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically we have been dependent upon loans and equity purchases from our Mr. W. Kip Speyer, an executive officer and member of our board of directors, and, during 2019 and 2018, sales of equity securities to accredited investors, to provide adequate funds to meet our working capital needs. During the three months ended March 31, 2019 we raised $880,000 of working capital through the sale of our securities in three private placements. While we estimate that we need a minimum of $2.4 million in additional working capital to provide sufficient funds to pay our operating expenses and fund our development over the next 12 months, we believe that if we are successful the anticipated revenues from our advertising segment will have a significant impact on our revenues and results of operations in future periods. While we have engaged a placement agent to assist us in raising capital, the placement agent is acting on a best efforts basis and there are no assurances we will be successful in raising additional capital during the balance of 2019 through the sale of our securities. Any delay in raising sufficient funds will delay the implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, most particularly from our advertising segment, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses to conserve our working capital.

Summary of cash flows

	March 31, 2019
	2019	2018
Net cash (used in) operating activities	$(629,453)	$(675,760)
Net cash (used in) investing activities	$(8,000)	$(505)
Net cash provided by financing activities	$327,464	$742,065

During the three months ended March 31, 2019, we used cash primarily to fund our net loss of $710,262 for the period, decrease in prepaid expenses and services/consulting agreements of $122,500 for the period offset by a increase in accounts receivable of $375,927 EBITA and $360,391 of accounts payable offset by a decrease in accrued expenses of $26,538.  During the three months ended March 2018, we used cash primarily to fund our net loss of $949,250 for the period as well as a decrease in prepaid expenses and other current assets of a $26,191, offset by lower accounts payable of $360,391.

The increases in net cash used in investing activities in 2019 is attributable to $8,000 paid for the acquisition in 2019 of a Facebook page.

During the three months ended March 31, 2019 the Company raised $873.950 through the sale of equity securities in three private placement memorandums. During 2018 the Company raised $634,501, net for sale of common stock and $200,000 of preferred shares.

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

Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer, who also serves as our principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2018. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None, except as previously disclosed.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2018 Form 10-K subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

There are no assurances our advertising revenues will return to historic levels in future periods.

As described elsewhere herein, during the first quarter of 2019 advertising revenues increased approximately 58.9% from our advertising revenues for the first quarter of 2019 which is attributable to discontinuing the E-Commerce segment and focusing on advertising.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between April 8, 2019 and May 17, 2019, we sold an aggregate of 709,000 units of our securities to 15 accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D of that act resulting in gross proceeds to us of $354,500. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. We did not pay any commissions or finder’s fees for these sales. We used $319,050 of the proceeds to lend Inform, Inc., an entity with which we are a party to a non-binding letter of intent, under the terms of 6% secured promissory notes which mature on June 30, 2019, and used the balance of $35,450 for general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

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

BRIGHT MOUNTAIN MEDIA, INC.

May 23, 2019	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer, principal financial and accounting officer