Form 10-Q
period 2019-06-30
Bright Mountain Media, Inc.
filed 2019-08-19
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 19, 2019 there were 78,723,364 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	our history of losses, our declining gross profit margins, our ability to raise additional capital and continue as a going concern;
●	our ability to fully develop the Bright Mountain Media Ad Exchange Network and services platform;
●	the effectiveness of the merger with Slutzky & Winshman, Ltd. (“S&W”) under Israeli law;
●	our ability to satisfy the conditions precedent and close the pending merger with Inform, Inc. (“Inform”);
●	the collectability of the amounts due to us by Inform under the notes which mature on August 30, 2019 if the pending merger does not close;
●	the continued appeal of internet advertising;
●	our ability to manage and expand our relationships with publishers;
●	our dependence on revenues from a limited number of customers;
●	the impact of seasonal fluctuations on our revenues;
●	acquisitions of new businesses and our ability to integrate those businesses into our operations;
●	online security breaches;
●	failure to effectively promote our brand and attract advertisers;
●	our ability to protect our content;
●	our ability to protect our intellectual property rights;
●	the success of our technology development efforts;
●	additional competition resulting from our business expansion strategy;
●	our dependence on third party service providers;
●	our dependence on revenues from a limited number of customers;
●	our ability to detect advertising fraud;
●	liability related to content which appears on our websites;
●	regulatory risks and compliance with privacy laws;
●	dependence on executive officers and certain key employees and consultants;
●	our ability to hire qualified personnel;
●	possible problems with our network infrastructure;
●	ongoing material weaknesses in our disclosure controls and internal control over financial reporting;
●	the impact on available working capital resulting from the payment of cash dividends to our affiliates;
●	dilution to existing shareholders upon the conversion of outstanding preferred stock and convertible notes and/or the exercise of outstanding options and warrants, including warrants with cashless exercise rights;
●	the illiquid nature of our common stock;
●	risks associated with securities litigation;
●	provisions of our charter and Florida law which may have anti-takeover effects; and
●	the impact of diversion of management’s time as we pursue the litigation against the former owners of one of the entities we acquired.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2019” refers to the three months ended June 30, 2019, “second quarter of 2018” refers to the three months ended June 30, 2018, “2019” refers to the year ending December 31, 2019 and “2018” refers to the year ended December 31, 2018. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$198,252	$1,042,457
Accounts receivable, net	661,170	561,470
Note receivable, net	1,157,992	18,750
Prepaid expenses and other current assets	475,279	611,206
Current assets - discontinued operations	900	239,747

Total Current Assets	2,493,593	2,473,630

Property and equipment, net	17,382	5,464
Website acquisition assets, net	81,657	113,741
Intangible assets, net	194,342	221,117
Goodwill	988,926	988,926
Prepaid services/consulting agreements - long term	1,007,500	1,162,500
Right of use asset	205,255	-
Other assets	4,703	-
Other assets - discontinued operations	-	60,470
Total Assets	$4,993,358	$5,025,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$841,316	$655,229
Accrued expenses	320,614	465,032
Accrued interest to related party	2,115	947
Premium finance loan payable	44,545	92,537
Deferred revenues	2,903	4,163
Long term debt, current portion	165,162	229,844
Operating lease liability, current portion	86,341	-
Current liabilities - discontinued operations	5,330	143,929
Total Current Liabilities	1,468,326	1,591,681

Long term debt to related parties, net	18,631	11,688
Operating lease liability, net of current portion	118,914	-
Total Liabilities	1,605,871	1,603,369
Commitments and Contingencies
Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A, 2,000,000 shares designated, 0 and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Series E, 2,500,000 shares designated, issued and outstanding at June 30, 2019 and December 31, 2018, respectively	25,000	25,000
Series F, 4,344,017 shares designated, issued and outstanding at June 30, 2019 and December 31, 2018, respectively	43,440	43,440
Common stock, par value $0.01, 324,000,000 shares authorized, 65,358,364 and 62,125,114 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	653,584	621,252
Additional paid-in capital	21,122,567	19,775,753
Accumulated deficit	(18,457,104)	(17,042,966)
Total shareholders’ equity	3,387,487	3,422,479
Total Liabilities and Shareholders’ Equity	$4,993,358	$5,025,848

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues
Advertising	$716,594	$291,276	$1,802,050	$974,334

Cost of revenue
Advertising	555,458	182,865	1,441,154	693,569
Gross profit	161,136	108,411	360,896	280,765

Selling, general and administrative expenses	804,449	1,072,199	1,720,403	1,901,191

Loss from operations	(643,313)	(963,788)	(1,359,507)	(1,620,426)

Other income (expense)
Interest income	15,041	742	21,047	1,017
Gain on settlement of liability	-	-	122,500	-
Other income	2,116		2,116
Interest expense	-	(9,851)	(909)	(25,204)
Interest expense - related party	(5,514)	(101,649)	(11,715)	(201,507)
Total other income (expense)	11,643	(110,758)	133,039	(225,694)

Net loss from continuing operations	(631,670)	(1,074,546)	(1,226,468)	(1,846,120)

(Loss) profit from discontinued operations	(72,206)	140,488	(187,670)	(37,188)

Net Loss	(703,876)	(934,058)	(1,414,138)	(1,883,308)

Preferred stock dividends
Series A, Series E, and Series F preferred stock	(823)	(18,742)	(74,994)	(33,505)

Net loss attributable to common shareholders	$(704,699)	$(952,800)	$(1,489,132)	$(1,916,813)

Basic and diluted net loss for continuing operations per share	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Basic and diluted net (loss) profit for discontinued operations per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average shares outstanding - basic and diluted	64,368,972	48,192,461	63,791,361	48,192,461

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	6,844,017	$68,440	62,125,114	$621,252	$19,775,753	$(17,042,966)	$3,422,479
Series E and F preferred stock dividend	-	-	-	-	(74,171)	-	(74,171)
Stock option vesting expense	-	-	-	-	3,213	-	3,213
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	1,943,750	19,437	854,513	-	873,950
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(710,262)	(710,262)
Balance - March 31, 2019	6,844,017	68,440	64,068,864	640,689	20,559,308	(17,753,228)	3,515,209
Series E and F preferred stock dividend	-	-	-	-	(74,994)	-	(74,994)
Stock option vesting expense	-	-	-	-	9,898	-	9,898
Common stock issued for services - cancelled	-	-	(3,000)	(30)	-	-	(30)
Units consisting of one share of common stock and one warrant issued for cash	-	-	240,000	2,400	117,600	-	120,000
Units consisting of one share of common stock and two warrants issued for cash	-	-	1,052,500	10,525	510,755	-	521,280
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(703,876)	(703,876)
Balance – June 30, 2019	6,844,017	$68,440	65,358,364	$653,584	$21,122,567	$(18,457,104)	$3,387,487

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	1,475,000	$14,750	46,168,864	$461,689	$11,685,685	$(11,818,902)	$343,222
Common stock issued for 10% dividend payment pursuant to Series A preferred stock subscription	-	-	10,000	100	(100)	-	-
Issuance of Series E preferred stock	500,000	5,000	-	-	195,000	-	200,000
Series E preferred stock dividend	-	-	-	-	(14,763)	-	(14,763)
Stock option vesting expense	-	-	-	-	7,344	-	7,344
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	1,762,500	17,625	616,876	-	634,501
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(949,250)	(949,250)
Balance - March 31, 2018	1,975,000	19,750	47,941,364	479,414	12,490,042	(12,768,152)	221,054
Series E preferred stock dividend	-	-	-	-	(18,742)	-	(18,742)
Stock option vesting expense	-	-	-	-	6,864	-	6,864
Warrants issued for services	-	-	-	-	95,552	-	95,552
Issuance of Series E preferred stock	137,500	1,375	-	-	53,625	-	55,000
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	3,062,500	30,625	976,322	-	1,006,947
Net loss for the three months ended June 30, 2018	-	-	-	-	-	(934,058)	(934,058)
Balance – June 30, 2018	2,112,500	$21,125	51,003,864	$510,039	$13,603,663	$(13,702,210)	$432,617

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

JUNE 30, 2019

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,414,138)	$(1,883,308)
Add back: loss attributable to discontinued operations	187,670	37,188
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	4,118	9,490
Amortization of debt discount	6,943	106,425
Amortization	66,859	105,603
Gain on settlement of liability	(122,500)	-
Gain on sale of property and equipment	-	(749)
Stock option compensation expense	13,111	14,208
Provision for bad debt	29,338	49,139
Changes in operating assets and liabilities:
Accounts receivable	(129,038)	(12,922)
Prepaid expenses and other current assets	30,927	62,660
Prepaid services/consulting agreements	260,000	-
Other assets	(4,703)	3,775
Accounts payable	186,087	(166,471)
Accrued expenses	(21,918)	18,420
Accrued interest – related party	1,168	16,550
Deferred rents	-	(201)
Deferred revenues	(1,260)	(2,548)
Net cash used in continuing operations for operating activities	(907,336)	(1,642,741)
Net cash (used in) provided by discontinued operations	(162,605)	193,561
Net cash used in operating activities	(1,069,941)	(1,449,180)

Cash flows from investing activities:
Purchase of property and equipment	(16,036)	(1,213)
Cash received for sale of property and equipment	-	2,100
Cash paid for website acquisition	(8,000)	-
Net cash (used in) provided by investing activities	(24,036)	887

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	1,515,200	1,737,000
Proceeds from issuance of preferred stock	-	255,000
Payments of insurance premium notes payable	(47,992)	(41,494)
Dividend payments	(149,165)	(33,505)
Principal payment on notes payable	(64,682)	(226,330)
Note receivable funded	(984,242)	-
Net cash provided by financing activities	269,119	1,690,671

Net (decrease) increase in cash and cash equivalents including cash and cash equivalents classified within assets related to continuing operations	(824,858)	242,378
Cash and cash equivalents at beginning of period	1,042,457	140,022
Net (decrease) in cash related to discontinued operations	(19,347)	(4,621)
Cash and cash equivalents at end of period	$198,252	$377,779

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

JUNE 30, 2019

(Unaudited)

Supplemental disclosure of cash flow information
Cash paid for
Interest	$4,772	$104,710

Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$60,779	$-
Beneficial conversion of debt discount to additional paid in capital	$-	$161,407
Accounts receivable charged against notes payable - Daily Engage Media Group, LLC	$-	$19,525
Notes receivable for the sale of Black Helmet	$155,000	$-
Recognition of right of use asset and lease liability	$245,540	$-
Stock dividend	$100	$-

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization and Nature of Operations

Bright Mountain Media, Inc. is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011. Its wholly owned subsidiary, Bright Watches, LLC was formed as a Florida limited liability company in December 2015, and its wholly owned subsidiary Daily Engage Media Group, LLC (“DEM”) was formed as a New Jersey limited liability company in February 2015. When used herein, the terms “BMTM, the “Company,” “we,” “us,” “our” or “Bright Mountain” refers to Bright Mountain Media, Inc. and its subsidiaries.

Discontinued Operations

Effective December 31, 2018 the Company discontinued the E-Commerce operations, the Products segment, as of December 31, 2018 per the determination of Management and the Board of Directors. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at December 31, 2018. See Discontinued Operations Note 4.

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

NOTE 2 - GOING CONCERN.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss from continuing operations of $1,414,138, a loss of $187,670 from discontinued operations and used net cash in operating activities of $1,069,941 for the six months ended June 30, 2019. The Company had an accumulated deficit of $18,457,104 at June 30, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, control its expenses and its ability to continue obtaining investment capital and loans from related parties and outside investors to sustain its current level of operations.

Management continues raising capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources. The Company is not currently involved in any binding agreements to raise public or private capital.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 12, 2019. The interim condensed consolidated financial statements should be read in conjunction with that report.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the “modified retrospective” method, meaning the standard is applied only to the most current period presented in the financial statements. Furthermore, we elected to apply the standard only to those contracts which were not completed as of the date of the adoption. Results for reporting periods beginning on the date of adoption are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with accounting standards in effect for those periods. Following the adoption of Topic 606, the Company will continue to recognize revenue at a point-in-time when control of services is transferred to the customer. This is consistent with the Company’s previous revenue recognition accounting policy.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets and the valuation of equity-based transactions, and the valuation allowance on deferred tax assets.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

The following are the major categories of liabilities measured at fair value on a recurring basis for the six months ended June 30, 2019, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3

Balance at December 31, 2018	$309,844
Long term debt additions during 2019	-
Principal reductions/payments during 2019	(64,682)
Adjustment to fair value	-
Balance at June 30, 2019	$245,162

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

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

June 30, 2019

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

For the three and six months ended June 30, 2019 $8,000 and $8,000, respectively, was capitalized for the purchase of a Facebook page. During the three and six months ended June 30, 2018 all website costs were expensed.

Amortization and Impairment of Long-Lived Assets

Amortization and impairment of long-lived assets are non-cash expenses relating primarily to website acquisitions. The Company accounts for long-lived assets in accordance with the provisions of ASC 360, “Property, Plant and Equipment”. This requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended June 30, 2019 and 2018, non-cash stock-based stock option compensation expense was $9,898 and $6,864, respectively. For the six months ended June 30, 2019 and 2018, non-cash stock-based stock option compensation expense was $13,111 and $14,208, respectively

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended June 30, 2019 and 2018, advertising, marketing and promotion expense was $0 and $22,766, respectively for continuing operations and $886 and $52,180 for discontinued operations, respectively. For the six months ended June 30, 2019 and 2018, advertising, marketing and promotion expense was $6,000 and $22,785, respectively for continuing operations and $6,888 and $113,102 for discontinued operations, respectively.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

As of June 30, 2019, tax years 2018, 2017, and 2016 remain open for Internal Revenue Service (“IRS”) audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

The Company generates revenues from through an Ad Exchange Network and through our Owned and Operated Ad Exchange Network. There are two large customers who account for approximately 22% and 9% of the Ad Exchange Network Revenue for the three and six months ended June 30, 2019, respectively. One of those customers accounted for approximately 17% of the Accounts Receivable at June 30, 2019.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2019 and December 31, 2018, the Company had approximately $0 and $706,000, respectively, in cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the three and six months ended June 30, 2019 a large portion of the Company’s funding was provided through the sale of shares of the Company’s common stock with related warrants.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of June 30, 2019, and 2018 there were 1,797,000 and 2,027,000 common stock equivalent shares outstanding as stock options, respectively; 21,441,000 and 5,307,500 common stock equivalent shares outstanding from warrants to purchase common shares, respectively, 6,844,017 and 2,112,500 common stock equivalents from the conversion of preferred stock, respectively; and 0 and 4,070,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

The Company currently operates in one reporting segment. This segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners and direct advertisers.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. We do not expect the adoption of this guidance to have a material impact on our consolidated Financial Statements.

Reclassification

Certain reclassifications have been made to the December 31, 2018 and June 30, 2018 consolidated financial statements to conform to the June 30, 2019 presentation.

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

Management, prior to December 31, 2018, with the appropriate level of authority, determined to discontinue the operations of Bright Mountain watches effective December 31, 2018. The decisions to exit all components of our product segment will result in these businesses being accounted for as discontinued operations. The Company has determined that the exit of the Bright Watches business requires the Company to liquidate the inventory and settle all obligations to wind down the business unit. The Company sold the remaining inventory during the six months ended June 30, 2019. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45, as such the results have been classified as discontinued operations.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (continued).

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

The detail of the consolidated balance sheets, the consolidated statements of operations and consolidated cash flows for the discontinued operations is as stated below:

	As of
	June 30, 2019	December 31, 2018

Cash	$(2,600)	$16,747
Inventory	3,500	223,000
Total Current Assets	900	239,747
Fixed assets, net	-	49,347
Other assets	-	11,123
Total Other assets - discontinued operations	-	60,470
Total Assets - Discontinued Operations	900	300,217
Accounts payable	5,330	127,512
Deferred rents	-	16,417
Total current liabilities - discontinued operations	5,330	143,929
Net (Liabilities) Assets Discontinued Operations	$(4,430)	$156,288

	For the Six Months Ended June 30,
	2019	2018
Revenues	$94,282	$694,051
Cost of revenues	51,222	530,518
Gross profit	43,060	163,533

Selling, General and Administrative Expenses	230,730	200,734

Loss from discontinued operations	(187,670)	(37,201)

Other income (expense)	-	13
Loss from discontinued operations	$(187,670)	$(37,188)

Basic and fully diluted net loss per share	$(0.00)	$(0.00)

Cash (used in) provided by operations for discontinued operations:
Loss from discontinued operations	$(187,670)	$(37,188)
Depreciation	-	3,947
Loss on sale of Black Helmet Business Unit	11,309	-
Write-off of fixed assets	49,348	28,000

Amortization of website acquisition and intangibles	-	3,412
Inventory	91,884	201,491
Prepaid expenses	-	-
Other assets	11,123	-
Accounts payable and accrued expenses	(122,182)	(6,101)
Deferred rents	(16,417)	-
Cash (used in) provided by discontinued operations	$(162,605)	$193,561

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 5 – PREPAID COSTS AND EXPENSES.

At June 30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	June 30, 2019	December 31, 2018
Prepaid insurance	$65,279	$101,206
Prepaid expenses - other	5,000	-
Current portion of prepaid service agreements	405,000	510,000
Prepaid expenses and other current assets	$475,279	$611,206

NOTE 6 – PROPERTY AND EQUIPMENT.

At June 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful Lives	June 30, 2019	December 31, 2018
Furniture and fixtures	3-5 years	$52,410	$36,374
Computer equipment	3 years	57,112	57,112
Total property and equipment		109,522	93,486
Less: accumulated depreciation		(92,140)	(88,022)
Total property and equipment, net		$17,382	$5,464

Depreciation expense for the three months ending June 30, 2019 and 2018, was $1,766 and $6,513, respectively.

Depreciation expense for the six months ending June 30, 2019 and 2018, was $4,118 and $9,490, respectively.

NOTE 7 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At June 30, 2019 and December 31, 2018, respectively, website acquisitions, net consisted of the following:

	Useful Lives	June 30, 2019	December 31, 2018
Website Acquisition Assets	3-5 years	$1,124,846	$1,116,846
Less: accumulated amortization		(842,793)	(802,709)
Less: cumulative impairment loss		(200,396)	(200,396)
Website Acquisition Assets, net		$81,657	$113,741

At June 30, 2019 and December 31, 2018, respectively, intangible assets, net consisted of the following:

	Useful Lives	June 30, 2019	December 31, 2018
Trade name	5 years	$32,000	$32,000
Customer relationships	5 years	187,000	187,000
Non-compete agreements	5-8 years	78,000	78,000
Total Intangible Assets		$297,000	$297,000
Less: accumulated amortization		(102,658)	(75,883)
Intangible assets, net		$194,342	$221,117

Amortization expense for the three months ended June 30, 2019 and 2018 was $31,046 and $34,147, respectively, related to both the website acquisition costs and the intangible assets. Amortization expense for the six months ended June 30, 2019 and 2018 was $66,859 and $105,603, respectively, related to both the website acquisition costs and the intangible assets.

During 2019 the Company paid $8,000 for a Facebook page which will expand our social media audience and provide an opportunity to increase our advertising impressions. There were no outstanding assets, liabilities, or trademarks associated with this acquisition.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 8 – ACCRUED EXPENSES.

At June 30, 2019 and December 31, 2018, respectively, accrued expenses consisted of the following:

Accrued Expenses
	June 30, 2019	December 31, 2018
	(unaudited)
Accrued dividends	$33,217	$25,909
Accrued legal fees	37,887	94,200
Accrued audit fees	20,800	-
Other accrued expenses	5,436	51,979
Accrued liquidation damages	88,020	-
Accrued traffic settlements	95,254	95,254
Settlement of liability	40,000	197,690
Total Accrued Expenses	$320,614	$465,032

As further described Note 10, during the six months ended June 30, 2019 the Company reached a settlement of $75,000 for publisher payments in collections of $197,500 resulting in a gain on settlement of $122,500. During the six months ended June 30, 2019 payments of $35,000 were made.

Series E and F dividends totaling $24,723 and $6,616 for June 30, 2019 and 2018, respectively, have been included in accrued expenses.

The Company negotiates with its publishing partners regarding questionable traffic to arrive at traffic settlements. A total of $95,254 was accrued at June 30, 2019 and December 31, 2018 for these potential future settlements.

The Company accrued $88,020 in liquidation damages related to the late filing of the Resale Registration Statement discussed in Note 10.

NOTE 9 – NOTES PAYABLE.

Long Term Debt to Related Parties

During the period from September 2016 through August 2017, the Company issued 12%, 10% and 6% convertible promissory notes for a total amount of $2,035,000 to a related party. In November 2018, these notes were converted into 4,344,017 shares of Preferred Stock Series F.

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

The principal balance of these notes payable was $80,000 at June 30, 2019 and December 31, 2018, respectively and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $61,369 and $68,312. At June 30, 2019 and December 31, 2018, the total convertible notes payable to related party net of discounts was $18,631 and $11,688, respectively.

Interest expense for note payable to related party was $2,023 and $50,887 for the three months ended June 30, 2019 and 2018, respectively and discount amortization was $3,491 and $50,763, respectively. Interest expense for note payable to related party for the six months ended June 30, 2019 and 2018 was $4,772 and $100,537, respectively and discount amortization was $6,943 and $100,970, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 9 – NOTES PAYABLE (continued).

Long-term debt

The Company has a note payable originating from a prior website acquisition. At the time of the acquisition, the Company agreed to pay $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of a discount of $32,732. The present value was calculated at a discount rate of 12% using the estimate future revenues. The balance of the note payable at June 30, 2019 and December 31, 2018, was $0 and $57,181 net of discounts of $0 respectively.

In connection with the acquisition of DEM, the Company issued promissory notes totaling $380,000. The notes have no stated interest rate and matured on September 19, 2018 and the Company is in default pending the final outcome of the legal matters. The balance of the notes payable at June 30, 2019 and December 31, 2018 were $165,162. This note was not paid off by the maturity date due to pending litigation. See further discussion in Note 11, under Legal.

At June 30, 2019 and December 31, 2018 a summary of the Company’s debt is as follows:

	June 30, 2019	December 31, 2018
$150,000 non-interest bearing Note Payable issued on January 6, 2016 for the acquisition of the WarIsBoring.com website maturing on January 4, 2019	$—	$57,181
Non-interest bearing Promissory Note issued for the DEM acquisition on September 19, 2017 which matured on September 19, 2018. The original note was $380,000 of which $35,000 was reclassified in 2018 to the Service Agreement listed below.	165,162	165,162
$45,000 non-interest bearing Note Payable issued on August 23, 2018 and maturing on April 23, 2019 associated with a Service Agreement through August 23, 2020	—	7,501
Total Debt	165,162	229,844
Less Short Term Debt	165,162	229,844
Long Term Debt	$—	$—

Interest expense for notes payable was $0 and $9,851 for the three months ended June 30, 2019 and 2018, respectively and discount amortization was $909 and $2,727, respectively. Interest expense for notes payable was $0 and $34,591 for the six months ended June 30, 2019 and 2018, respectively and discount amortization was $909 and $5,455, respectively.

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2019 of $110,200 and $41,914, respectively.

Total Premium Finance Loan Payable balance for all of the Company’s policies was $44,545 at June 30, 2019 and $92,537 at December 31, 2018.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued).

The right of use asset and lease liability is as follows as of June 30, 2019:

Assets
Operating lease Right-of-Use Asset	$205,255

Liabilities
Operating lease liability, current	$86,341
Operating lease liability, net of current portion	118,914
Total operating lease liabilities	$205,255

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three or six months ended June 30, 2019.

The maturity of the Company’s operating lease liability is as follows as of June 30:

2020	$95,498
2021	98,363
2022	49,668
Total undiscounted lease payments	$243,529
Present value adjustment	(38,274)
Total net lease liabilities	$205,255

The following summarizes additional information related to the operating lease:

June 30, 2019
Weighted-average remaining lease term	2.33 years
Weighted-average discount rate	5.50%

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

On December 16, 2016, under the terms of the Asset Purchase Agreement, we acquired the assets constituting the Black Helmet apparel business including various website properties and content, social media content, inventory and other intellectual property right. We also acquired the right to assume the lease of their warehouse facility consisting of approximately 2,667 square feet. The lease was renewed for a three-year term in April 2016 with an initial base rental rate of $1,641 per month, escalating at approximately 3% per year thereafter. The Company vacated the premises before June 30, 2019. See Discontinued Operations Note 4.

For the three months ended June 30, 2019 and 2018, rent expense in continuing operations was $5,518 and $66,275, respectively. For the three months ended June 30, 2019 and 2018, rent expense included in discontinued operations was $33,382 and $7,561, respectively. For the six months ended June 30, 2019 and 2018, rent expense in continuing operations was $34,927 and $99,578, respectively. For the six months ended June 30, 2019 and 2018, rent expense included in discontinued operations was $70,424 and $38,348, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued).

Legal

Effective July 18, 2018 we terminated the employment agreements with each of Messrs. Harry G. Pagoulatos and George G. Rezitis for cause. Messrs. Pagoulatos and Rezitis had been employed by us as chief operating officer and chief technology officer, respectively, of our DEM subsidiary since our acquisition of that company in September 2017. Mr. Todd Speyer, our Vice President, Digital and a member of our board of directors, has assumed operating responsibilities for DEM. While the malfeasance of Messrs. Harry G. Pagoulatos and George G. Rezitis giving rise to their for-cause termination adversely affected our results of operations for the second and third quarters, we do not expect that these terminations will result in any material, long-term change in the operations of DEM.

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

As discussed in Note 8, the principals of DEM failed to disclose an obligation at closing. During the six months ended June 30, 2019 the Company reached a settlement with the collections lawyer to pay down the amount remaining in collections through equal monthly payments through February 1, 2020.

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

Other Commitments

On September 5, 2018 the Company entered into a Master Services Agreement with Kubient, Inc. pursuant to which it will provide its programmatic technology platform to us on a nonexclusive basis for the purpose of managing our programmatic business partners. The Company did not pay anything to Kubient, Inc. during the six months ended June 30, 2019 for its platform. The Company has provided advertising services to Kubient and at June 30, 2019 the Company is owed $46,000 and a note receivable of $75,000 and we have reserved a total of $121,000 against these balances. On September 28, 2018 Bright Mountain Media, Inc. entered into a non-binding letter of intent with Kubient, Inc. pursuant to which we may acquire Kubient, Inc. in an all stock transaction. The Company has completed the due diligence process and has made a determination that it will not pursue the acquisition of Kubient, Inc.

On September 6, 2017 Bright Mountain Media, Inc. entered into a five-year Consulting Agreement with the Spartan Capital Securities, LLC (“Spartan Capital”), which became effective on September 28, 2018 and, accordingly, Spartan Capital was engaged to provide advisory services. The consulting agreement calls for payments of $5,000 per month for a term of 60 months to be prepaid upon the effective date of the agreement. In addition, the Company issued Spartan Capital 1,000,000 shares of our common stock (the “Consulting Shares”) in accordance with the consulting agreement.

On September 6, 2017 we also entered into a five-year M&A Advisory Agreement with Spartan Capital which became effective on September 28, 2018 for sixty months. Under the terms of the agreement, Spartan Capital will provide consulting services to us related to potential mergers or acquisitions. As consideration for the M&A advisory service we paid Spartan Capital a fee of $500,000 on the effective date of the agreement. Consulting fees consisting of $300,000 in cash and 1,000,000 shares of common stock valued at $750,000 as well as the $500,000 M&A advisory fee are considered prepaid expenses. Total prepaid service/consulting fees, net were $1,472,500, of which $310,000 is considered short-term and is included in prepaid expenses and other current assets as of December 31, 2018. These prepaid expenses are being amortized over 60 months, the term of the respective agreements. The amortization expense was $77,500 and $155,000 for the three and six months ended June 30, 2019, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued).

The Company granted the purchasers in the offering demand and piggy-back registration rights with respect to the shares of our common stock included in the Units and the shares of common stock issuable upon the exercise of the Private Placement Warrants. In addition, the Company agreed to file a resale registration statement within 120 days following the final closing of this offering covering the shares of common stock issuable upon the exercise of the Private Placement Warrants included in the Units. If the Company should fail to timely file this resale registration statement, then within five business days of the end of month we will pay the holders an amount in cash, as partial liquidated damages, equal to 2% of the aggregate purchase price paid by the holder for each 30 days, or portion thereof, until the earlier of the date the deficiency is cured or the expiration of six months from filing deadline. The Company will keep any such registration statement effective until the earlier of the date upon which all such securities may be sold without registration under Rule 144 promulgated under the Securities Act or the date which is six months after the expiration date of the Private Placement Warrants. We are obligated to pay all costs associated with this registration statement, other than selling expenses of the holders. On April 25, 2019 we filed the Registration Statement and included in accrued expenses $88,020 for the liquidated damages due at June 30, 2019.

On December 11, 2018 we entered into an Uplisting Advisory and Consulting Agreement with Spartan Capital pursuant to which Spartan Capital will provide (i) advice and input with respect to strategies to accomplish an uplisting of our common stock to the Nasdaq Capital Market or NYSE American LLC or another national securities exchange, and the implementation of such strategies and making introductions to facilitate the uplisting, (ii) advice and input with respect to special situation and restructuring services, including debtor and creditor advisory services, and (iii) sell-side advisory services with respect to the sale and disposition of non-core businesses and assets, including facilitating due diligence and identifying potential buyers and strategic partners and positioning these businesses and assets to maximize value. We paid Spartan Capital a fee of $200,000 for its services under this agreement which is for a 12-month term beginning on the closing date of the offering. The agreement also provides that we will reimburse Spartan Capital for reasonable out-of-pocket expenses, which we must approve in advance. The Company has included the uplisting fee in prepaid expense at June 30, 2019 and December 31, 2018 of $100,000 and $200,000, respectively and it is amortized over a twelve-month period. For the three and six months ended June 30, 2019 and 2018 the Company recognized $50,000 and $100,000 and $0 and $0, respectively.

On June 10, 2019 the Company, and its to-be-formed wholly-owned subsidiary BMTM2, a Florida corporation (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inform, Inc., a Delaware corporation (“Inform”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Inform will merge with and into the Merger Sub with the Merger Sub as the surviving entity (the “Merger”). Upon consummation of the Merger, the Merger Sub will continue as a wholly-owned subsidiary of Bright Mountain Media and the Merger Sub will continue the operations of Inform pre-closing. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”) Bright Mountain will issue up to an aggregate of 25,000,000 shares of its common stock (the “Total Consideration Shares”) and warrants to purchase up to 5,000,000 shares of Bright Mountain common stock. The Merger Agreement contains customary representations and warranties from each party to the agreement, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of Inform’s business during the interim period between the execution of the Merger Agreement and the closing of the Merger, (2) mutual continued access to information regarding the other entity’s operations, and (3) Bright Mountain’s and Inform’s obligations to use their reasonable best efforts to take all steps necessary to consummate the Merger.

NOTE 11 – EQUITY.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the “Preferred Stock”), issuable in such series and with such designations, rights and preferences as the board of directors may determine. The Company’s board of directors has previously designated five series of preferred stock, consisting of 10% Series A Convertible Preferred Stock (“Series A Stock”), 10% Series A-1 Convertible Preferred Stock (“Series A-1 Stock”), 10% Series E Convertible Preferred Stock (“Series E Stock”), and 12%, 10% and 6% Series F Convertible Preferred Stock (“Series F Stock”).

Dividends paid for Series E Convertible Preferred Stock paid during the three and six months ended June 30, 2019 and 2018 was $25,205 and $49,863 and $19,133 and $33,996, respectively. Dividends paid during for Series F Convertible Preferred Stock paid during the three months and six months ended June 30, 2019 and 2018 was $50,613 and $100,126 and $0 and $0, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 11 – EQUITY (continued).

Common Stock

Between January 2019 and June 2019, the Company sold an aggregate of 163,750 units of its securities to 1 accredited investor in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $58,950. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share. Spartan Capital, served as placement agent for the Company in this offering. As compensation for its services, the Company paid Spartan Capital commissions and other fees totaling $6,550, and issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 16,375 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the final closing on January 9, 2019 included in the Company’s consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2019.

Between January 2019 and June 2019, the Company sold an aggregate of 2,319,500 units of its securities to 20 accredited investors in two private placements exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $1,120,250. A total of 1,270,000 units were sold under the first private placement dated February 14, 2019 at a purchase price of $0.50 per share resulting in gross proceeds of $635,000. Each unit was sold at a purchase price of $0.50, and consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share.  On April 22, 2019 the Company amended the private placement to include a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. 970,500 units were sold at a purchase price of $0.50 per unit resulting in gross proceeds of $485,250.  We used $1,008,225 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition.  On July 15, 2019 these two offerings were terminated and replaced with a private placement offering units at a purchase price of $0.50 consisting of one share of common stock, one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share, and a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. The investors in the first offering dated February 14, 2019 were required to subscribe for the second warrant offered in the April 22, 2019 amendment in a private placement dated July 11, 2019 which terminated on July 31, 2019 with no ability to extend.

Between February 2019 and June 2019, the Company sold an aggregate of 750,000 units of its securities to 3 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $300,000. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share.

During the period January 2018 to June 2018, warrants to purchase an aggregate of 482,500 of the Company’s common stock were valued at $195,808. The Company initially recorded the warrants as professional fees in the condensed consolidated statement of operations however management subsequently determined that based on the services specified in the agreement, the fees incurred from the warrant issuance were solely for the purpose of raising capital in connection with the private placement discussed above. As a result, the fees are considered an offering cost and should have been reflected as a component of shareholder’s equity for the period ended June 30, 2018.

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

The Company recorded $9,898 and $6,864 of stock option expense for the three months ended June 30, 2019 and 2018 respectively. The Company recorded $13,111 and $14,208 of stock option expense for the six months ended June 30, 2019 and 2018 respectively. The stock option expense for the three months ended June 30, 2019 and 2018, respectively has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of June 30, 2019, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $8,465 to be recognized through December 2020.

A summary of the Company’s stock option activity during the six months ended June 30, 2019 is presented below:

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 11 – EQUITY (continued).

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	$1,797,000	$0.44	5.1	$825,647
Granted	$—	$—	—	$—
Exercised	$—	$—	—	$—
Forfeited	$—	$—	—	$—
Expired	$—	$—	—	$—
Balance Outstanding, June 30, 2019	$1,797,000	$0.44	4.4	$788,690
Exercisable at June 30, 2019	$1,693,000	$0.44	4.0	$715,323

Summarized information with respect to options outstanding under the two option plans at June 30, 2019 is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	540,000	$0.14	2.2	540,000	$0.14
0.25 - 0.49	351,000	$0.28	3.7	351,000	$0.28
0.50 - 0.85	906,000	$0.68	6.1	802,000	$0.68
	1,797,000	$0.44	4.4	1,693,000	$0.42

NOTE 12 – RELATED PARTIES.

During November 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, entered into two convertible note agreements with the company totaling $80,000. These notes have a conversion price of $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $15,140 and $11,688 at June 30, 2019 and December 31, 2018. The notes are reported net of their unamortized debt discount of $64,860 and $68,312 as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019 and 2018 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $149,989 and $33,996, respectively held by affiliates of the company.

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

As of June 30, 2019 the Company has a total of $1,008,225 in Notes Receivable from Inform, Inc., a potential acquisition. The notes bear interest at 6% and mature on August 30, 2019. The Company is in negotiations with Inform, Inc. regarding the extension of the maturity date. The Company funded these notes though a Private Placement memorandum placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. There is more information regarding these notes in Note 11.

A $75,000 note was issued to Kubient, Inc. during 2018 as a part of an acquisition which the Company withdrew from. The note has been defaulted on and has been sent to our collection agent, and as a result the Company has recorded a reserve of $56,250 on the note.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS.

On July 1, 2019, the Company hired a new Chief Financial Officer. In addition to the salary for the individual, the officer was granted 100,000 stock options vesting over a four year period.

Between January 2019 and June 2019, the Company sold an aggregate of 2,240,500 units of its securities to 20 accredited investors in two private placements exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $1,120,250. A total of 1,270,000 units were sold under the first private placement dated February 14, 2019 at a purchase price of $0.50 per share resulting in gross proceeds of $635,000. Each unit was sold at a purchase price of $0.50, and consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share.  On April 22, 2019 the Company amended the private placement to include a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. 970,500 units were sold at a purchase price of $0.50 per unit resulting in gross proceeds of $970,500.  We used $1,008,225 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition.  On July 15, 2019 these two offerings were terminated and replaced with a private placement offering units at a purchase price of $0.50 consisting of one share of common stock, one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share, and a second warrant to purchase one share of common stock at an exercise price of $1.00 per share.  The investors in the first offering dated February 14, 2019 were required to subscribe for the second warrant offered in the April 22, 2019 amendment in a private placement dated July 11, 2019 which terminated on July 31, 2019 with no ability to extend.

On July 15, 2019, as disclosed in Note 11, the two private placement offerings were terminated and replaced with a private placement offering units at a purchase price of $0.50 consisting of one share of common stock, one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share, and a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. The investors in the first offering dated February 14, 2019 were required to subscribe for the second warrant offered in the April 22, 2019 amendment in a private placement dated July 11, 2019 which terminated on July 31, 2019 with no ability to extend.

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“S&W”) and the shareholders of S&W (the “Shareholders”). The Merger Agreement closed on August 15, 2019, and we acquired all of the outstanding shares of S&W (the “S&W Shares”) from the Shareholders in exchange for (i) an aggregate of 13,000,000 shares of our common stock (the “Consideration Shares”), and (ii) promissory notes (the “Notes”) in the aggregate principal amount of $750,000 (collectively, the “Purchase Price”). We also issued an aggregate of 60,000 shares of our common stock to the employees of S&W as compensation. At Closing, on August 15, 2019, the S&W Shares and the Consideration Shares were placed in escrow with a third-party escrow agent pending the Effective Time of the Merger (as hereinafter described). As required under Israeli law, following the Closing and upon receipt of regulatory approvals, including receipt of a merger certificate from the Israeli Companies Registrar and the expiration or termination of any waiting period under Israeli law; and assuming there are no statutes, judgments, injunctions orders or decrees prohibiting consummation of the transactions contemplated under the Merger Agreement (the “Effective Time”), the Merger Sub will merge with and into S&W with S&W as the surviving entity (the “Merger”).

As disclosed in Note 10, On June 10, 2019 the Company, and its to-be-formed wholly-owned subsidiary BMTM2, a Florida corporation (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inform, Inc., a Delaware corporation (“Inform”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Inform will merge with and into the Merger Sub with the Merger Sub as the surviving entity (the “Merger”). Upon consummation of the Merger, the Merger Sub will continue as a wholly-owned subsidiary of Bright Mountain Media and the Merger Sub will continue the operations of Inform pre-closing.

Subsequent to June 30, 2019, the Company has continued to sell 165,000 units of its securities to accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $82,500. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and two five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share and one share of common stock at an exercise price of $1.00 per share. We used $74,250 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition.

On July 31, 2019, Bright Mountain Media, Inc. entered into two agreements with Spartan Capital Securities, LLC, a broker-dealer and member of FINRA (“Spartan Capital”). The agreements include an amendment and restatement of the five year M&A Advisory Agreement and an amendment to the Finder’s Agreement with Spartan Capital which were effective on September 28, 2018 and November 30, respectively. Under the terms of the amended and restated M&A agreement will become effective following the date when the Company receives a minimum of $1.5 million proceeds from a private placement of our securities, net of all commissions and expenses which may be payable to Spartan Capital. The term was extended to expire 60 months from the effective date and provides for an additional $250,000 of compensation to Spartan. The Finder’s Agreement Amendment, which will become effective following the satisfaction of the Financing Contingency, provides for the following additional compensation to Spartan Capital: a cash fee of $190,000 and 650,000 shares of our common stock (the “Finder’s Shares”), other than the Finder’s Shares, with such shares to be valued at the volume weighted average price of the common stock on the principal exchange or market on which our common stock is traded for the 10 trading days preceding the closing.

On August 1, 2019 the Company filed an Articles of Amendment to its Articles of Incorporation which returned 2,000,000 shares of previously designated 10% Series A Convertible Preferred Stock to the status of authorized but undesignated and unissued shares of our blank check preferred stock as there were no shares of this series outstanding and no intention to issue any such shares in the future and created a new series of preferred stock, 10% Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”), consisting of 2,000,000 shares. The Series A-1 Preferred has a stated value of $0.50 per share and ranks senior to all other classes of the Company’s securities, will be entitled to a 10% cash dividend payable monthly in arrears, and are convertible into shares of our common stock on a one for one basis at the option of the holder, subject to automatic conversion by us upon either the five year anniversary of the date of issuance or in the event of a change of control of our company as defined in the designations. Additionally, the Company returned all of the previously designated Series B, Series C, and Series D Convertible Preferred Stock to the status of authorized but undesignated and unissued shares.

During the period from July 1, 2019 through August 9, 2019 Mr. W. Kip Speyer, an executive officer and member of our board of directors, purchased an aggregate of 200,000 shares of Series A-1 Preferred at a purchase price of $0.50 per share. Refer to the paragraph above for a description of the Series A-1 Preferred. The Company used the proceeds from these sales for working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended June 30, 2019 and 2018 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 12, 2019 (the “2018 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three and nine months ended June 30, 2019 and 2018 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2018 is derived from our audited consolidated financial statements appearing in the 2018 10-K.

Executive Overview of Second Quarter 2019 Results

Our key user metrics and financial results for the second quarter of 2019, both for the three and six months ended June 30, 2019, which include certain charges related to our financing with Spartan Capital, are more fully discussed and described on page 31 and should be read in context with the disclosure on this page. The second quarter results are as follows:

User metrics:

●	Quarterly ad impressions delivered were approximately 1.163 billion in the second quarter of 2019 and approximately 2.241 billion for the six months ended June 30, 2019;

●	Delivered over 109 million advertisements on our owned and managed websites during the six months ended June 30, 2019.

Second quarter 2019 financial results:

●	Advertising revenue increased 146% in the three months ended June 30, 2019 from the same period of 2018. Advertising revenue increased 85% in the six months ended June 30, 2019 from the same period of 2018;

●	Gross profit increased 49% in the three months ended June 30, 2019 from the same period of 2018. Gross profit increased 29% in the six months ended June 30, 2019 from the same period of 2018;

●	Selling, general and administrative expenses decreased 25% in the three months ended June 30, 2019 from the same period of 2018. Selling, general and administrative expenses decreased 10% in the six months ended June 30, 2019 from the same period of 2018;

●	Loss from continuing operations was $1,226,468 for the six months ended June 30, 2019 as compared to $1,846,120 for the comparable period in 2018;

●	Net loss attributable to common shareholders was $1,489,132 for the six months ended June 30, 2019 as compared to $1,916,813 for the comparable period in 2018;

●	Adjusted EBITDA was $(1,129,756) for the six months ended June 30, 2019 as compared to $(1,379,175) for the comparable period in 2018; and

●	Net cash used in operations was $1,069,941 for the first six months of 2019 as compared to $1,449,180 for the first six months of 2018.

Overview

Bright Mountain Media is a digital media holding company for online publications, advertising services and software primarily focused on serving large audience segments as well as brands trying to reach them. We do this by connecting advertisers and brands with consumers through a full suite of advertising services that incorporates an ad network, multiple real-time biding platforms and 24 websites (owned and managed) that provide content, services and products. Bright Mountain Media’s owned and managed websites primarily provide content and services to US military and veteran audiences, as well as first responders and their families. We have also recently begun expanding our footprint to provide advertising services to audiences and advertisers globally.

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

Key metrics

In addition, during the three months ended June 30, 2019 we experienced approximately 1,163,000,000 as impressions delivered as compared to 336,000,000 for the same three month period in 2018, an increase of 246%.

Results of operations

Cost of Revenue and Gross Profit Margins

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change

Advertising revenues	$716,594	$291,276	$425,318	146.02%	$1,802,050	$974,334	$827,716	84.95%
Total cost of revenue	555,458	182,865	372,593	203.75%	1,441,154	693,569	747,585	107.79%
Gross Profit	$161,136	$108,411	$52,725	48.63%	$360,896	$280,765	$80,131	28.54%
Gross profit margin as a percentage of advertising revenues	22.5%	37.2%			20.0%	28.8%

Our advertising revenue for the second quarter of 2019 was 85% higher than the comparable period in 2018 due to the increased activity with our existing customers and the acquisition of a significant key customer during the fourth quarter of 2018.

We incur costs of sales associated with the advertising revenue. These costs include revenue share payments to media providers and website publishers.

The gross profit margin decreased in the second quarter of 2019 due to increased platform fees.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Selling, general and administrative expense	$804,449	$1,072,186	$(267,737)	-24.97%	$1,720,403	$1,901,191	$(180,788)	-9.51%
Gross profit margin as a percentage of advertising revenues	112.3%	368.1%			95.5%	195.1%

The components of selling, general and administration expense decreases are attributable to changes during 2019 including reductions in rent resulting from downsizing the office space and the closure offsite warehouse and retail locations. Along with the closure of the locations, the company reduced payroll associated with the locations. The Company also reduced its reliance on consultants in favor of in-house resources.

Selling, general and administrative expenses are expected to increase as we execute our planned growth strategy of launching and operating the Bright Mountain Media ad exchange network which will include additional administrative support. Subject to the availability of additional working capital, the Company also intends to add administrative staff to its accounting department to improve controls over its accounting and reporting processes. As the Company expands the size of the accounting department, the use of consultants is expected to decrease.

Total other income (expense)

Total other income (expense) for the six months ended June 30, 2019 and 2018 of $133,039 and $(225,694), respectively, primarily reflects a $122,500 extinguishment of the publisher payments liability. Interest expense related party and non-related party debt declined during the first quarter of 2019 due to the November 2018 exchange of the related party notes payable for preferred stock and repayment of debt.

Discontinued Operations

The Company discontinued its E-commerce business in the fourth quarter of 2018. The loss on discontinued operations was $187,670 and $37,188 for the six months ended June 30, 2019 and 2018, respectively. Revenues significantly declined during the period, from $694,051 in 2018 to $94,282 for the same period in 2019, gross profit margins declined from $163,533 in 2018 to $43,060 for the same period in 2019. Selling, general and administrative expenses increased from $200,734 in 2018 to $230,730 for the six months ended June 30, 2019. Expenses increased as the Company exited the business and closed operations.

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

Non-GAAP financial measure (continued)

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net loss from continuing operations	$(631,670)	$(1,074,546)	$(1,226,468)	$(1,846,120)
plus:
Stock compensation expense	9,898	6,864	13,111	14,208
Depreciation expense	1,766	6,526	4,118	9,490
Amortization expense	31,046	34,147	66,859	105,603
Interest expense and interest expense – related party	5,514	111,500	12,624	226,711
	$(583,446)	$(915,509)	$(1,129,756)	$(1,490,108)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at June 30, 2019 as compared to December 31, 2018.

	June 30, 2019	December 31, 2018
Total current assets	$2,493,593	$2,473,630
Total current liabilities	1,468,326	1,591,681
Working capital	$1,025,267	$881,949

The increase in cash and increase in the working capital is a result of cash proceeds from the sale of equity securities in three private placements during the six months ended June 30, 2019. The increase in our current assets is mostly reflective of an increase in cash balances, notes receivable, and prepaid expenses offset by the decrease in current assets due to discontinued operations.

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In 2019 we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2018. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at June 30, 2019.

We do not have any commitments for capital expenditures. During the fourth quarter of 2018 we loaned Kubient, Inc. $75,000 under the terms of a promissory note. The promissory notes payable in the aggregate amount of $165,162 to three members of DEM as partial consideration in our acquisition of that entity, which became due in September 2018, and has not been paid pending the settlement of, or conclusion of, the litigation described in Note 10 – Commitments and Contingencies.

Going concern and management’s liquidity plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of ($1,414,138) and used net cash in operating activities of ($1,069,941) for the six months ended June 30, 2019. The Company had an accumulated deficit of ($18,457,104) at June 30, 2019.

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

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically we have been dependent upon loans and equity purchases from our Mr. W. Kip Speyer, an executive officer and member of our board of directors, and, during 2019 and 2018, sales of equity securities to accredited investors, to provide adequate funds to meet our working capital needs. During the six months ended June 30, 2019 we raised $1,515,230 of working capital through the sale of our securities in three private placements. While we estimate that we need a minimum of $2.4 million in additional working capital to provide sufficient funds to pay our operating expenses and fund our development over the next 12 months, we believe that if we are successful the anticipated revenues from our advertising segment will have a significant impact on our revenues and results of operations in future periods. While we have engaged a placement agent to assist us in raising capital, the placement agent is acting on a best efforts basis and there are no assurances we will be successful in raising additional capital during the balance of 2019 through the sale of our securities. Any delay in raising sufficient funds will delay the implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, most particularly from our advertising segment, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses to conserve our working capital.

Summary of cash flows

	June 30, 2019
	2019	2018
Net cash (used in) operating activities	$(1,069,941)	$(1,449,180)
Net cash provided by (used in) investing activities	$(24,036)	$887
Net cash provided by financing activities	$269,119	$1,690,671
Net (decrease) increase in cash and cash equivalents including cash and cash equivalents classified within assets related to discontinued operations	$(19,347)	$(4,621)

During the six months ended June 30, 2019, we used cash primarily to fund our net loss of $1,414,138 for the period, decrease in prepaid items of $290,927 for the period, offset by a decrease in accounts receivable of $129,038, and $12,922 of accounts payable and accrued expenses. During the six months ended June 2018, we used cash primarily to fund our net loss of $1,883,308 for the period, as well as a decrease in prepaid expenses and other current assets of a $62,660, offset by lower accounts payable of $166,471.

The increases in net cash used in investing activities in 2019 is attributable to $16,000 paid for furniture and fixture purchases and $8,000 paid for the acquisition in 2019 of a Facebook page.

During the six months ended June 30, 2019 the Company raised $1,515,200 through the sale of equity securities in three private placement memorandums. During 2018 the Company raised $1,737,000, net for sale of common stock and $255,000 of preferred shares.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None, except as previously disclosed.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2018 Form 10-K subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K, including those set forth below:

THERE ARE NO ASSURANCES THE MERGER OF OUR SUBSIDIARY INTO S&W WHICH IS SUBJECT TO SUBSEQUENT APPROVAL UNDER ISRAELI LAW WILL BE APPROVED.

As described in our Current Report on Form 8-K as filed with the SEC on August 16, 2019, on August 15, 2019 we and our wholly-owned subsidiary entered into the Share Exchange Agreement and Plan of Merger (the “S&W Merger Agreement”) with S&W and its shareholders pursuant to which we acquired S&W in exchange for shares of our common stock and unsecured promissory notes. Under the terms of the S&W Merger Agreement we have voting control over S&W. Pursuant to the applicable provisions of Israeli law certain filings must be made with Registrar of Companies of the State of Israel (the “Companies Registrar”) and no greater than 50 days after these filings the merger is declared effective under Israeli law. Prior to the effective time of the merger, the transaction may be terminated if any Israeli Governmental Entity (as that term is defined in the S&W Merger Agreement) issues an order restraining or enjoying the merger, and such order has become final and non-appealable. In that event all consideration tendered by us to the S&W shareholders would be returned to us and cancelled, we would return the S&W shares to the S&W shareholders, the transaction would be considered null and void and we would no longer have voting control over S&W. Accordingly, investors should not place undue reliance on the pending merger with S&W until such time as it has been declared effective under Israeli law.

THERE ARE NO ASSURANCES THE PENDING MERGER WITH INFORM WILL CLOSE. IF IT DOES NOT CLOSE, THERE ARE NO ASSURANCES INFORM WILL REPAY THE $1,008,225 OWED US UNDER PROMISSORY NOTES.

As described elsewhere in this report, on June 10, 2019 we entered into an Agreement and Plan of Merger pursuant to which, upon closing, we will acquire Inform. There are significant conditions precedent to the closing of this pending transaction, many of which are beyond our control. Accordingly, investors should not place undue reliance on this pending transaction when evaluating our company, our business, operations and prospects.

In connection with the pending merger with Inform, between February 2019 and August 9, 2019 we have lent Inform an aggregate of $1,008,225 under a series of 6% promissory notes which initially matured on June 30 2019. We have raised proceeds to fund these notes thought the sale of our securities as described in Part II, Item 3. of this report. In July 2019 our Board of Directors agreed to an extension of the maturity dates of these amounts to August 31, 2019. If the pending merger with Inform is closed, these notes will be cancelled by us. If, however, the merger does not close there are no assurances Inform will have sufficient funds to repay these obligations to us. While the notes are secured by a pledge of the stock in Inform held by its Chief Executive Officer, Inform is a private company and there are no assurances we would be able to liquate that position as an offset against the amounts owned us by Inform. It is possible that we will be unable to collect all or any portion of the amounts we have lent to Inform.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

One of the conditions precedent to the closing of the pending merger with Inform as described elsewhere in this report is that we raise at least $3 million from the sale of our securities, and lend 90% of that amount to Inform under the 6% promissory notes. Between January 28, 2019 and May 3, 2019, pursuant to the terms of a Confidential Term Sheet for Accredited Investors Only dated February 14, 2019, we sold an aggregate of 1,270,000 units of our securities to 15 accredited investors in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D of that act resulting in gross proceeds to us of $635,000. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share (the “Initial Inform Offering”). We did not pay any commissions or finder’s fees for these sales. We used $571,500 of the proceeds to lend to Inform and used the balance for general working capital. Thereafter, by amendment dated April 14, 2019 to the Initial Inform Offering, we amended the unit components of the Initial Inform Offering to include a second five-year common stock purchase warrant to purchase one share of our common stock at an exercise price of $1.00 per share, and the offering price of the unit remained at $0.50 per unit (the “Amended Inform Offering”). Between May 1, 2019 and July 6, 2019 we sold we sold an aggregate of 1,051,500 units of our securities in the Amended Inform Offering to 19 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D of that act resulting in gross proceeds to us of $525,750. We did not pay any commissions or finder’s fees for these sales. We used $473,175 of these proceeds to lend to Inform and used the balance for general working capital.

As investors in the Initial Inform Offering were not entitled to the additional warrant included in the units purchased by the investors in the Amended Inform Offering, we offered the purchasers of units in the Initial Inform Offering the right to purchase (the “Inform Warrant Offering”) an additional five-year common stock purchase warrant exercisable at $1.00 per share (the “Series B-1 Warrant”) and, as consideration therefore, those investors agreed to extend the date by which we are obligated to file a resale registration statement covering the securities sold to those investors pursuant to the terms of the Initial Inform Offering from 120 days to 270 days from the final closing of the Current Inform Offering (as hereinafter defined). Between July 11, 2019 and July 31, 2019, the termination date of the Inform Warrant Offering, we issued 980,000 Series B-1 Warrants to 11 of the investors in the Initial Inform Offering pursuant to the terms and conditions of a Confidential Term Sheet for Offering of Series B-1 Warrants dated July 11, 2019. We did not receive any cash proceeds in this offering and did not pay any commissions or finder’s fees for these sales. Investors in the Initial Inform Offering who did not subscribe to the Inform Warrant Offering are not entitled to receive the additional Series B-1 Warrant.

Thereafter, between July16, 2019 and August 9, 2019, we sold an aggregate of 165,000 units of our securities at a purchase price of $0.50 per unit to 4 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D, with each unit consisting of one share of our common stock, one five-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.75 per share and one five-year common stock warrant to purchase one share of common stock at an exercise price of $1.00 per share (the “Current Inform Offering”). We received $82,500 in proceeds and we did not pay any commissions or finder’s fees for these sales. We used $74,250 of these proceeds to lend to Inform and used the balance for general working capital.

Between January 28, 2019 and August 2, 2019, we sold an aggregate of 750,000 units of our securities to three accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D of that act resulting in gross proceeds to us of $300,000. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share. We did not pay any commissions or finder’s fees for these sales.

During the period from August 2, 2019 through August 9, 2019, Mr. W. Kip Speyer, an executive officer and member of our board of directors, purchased an aggregate of 200,000 shares of our newly created 10% Series A-1 Convertible Preferred Stock at a purchase price of $0.50 per share. Mr. Speyer is an accredited investor and the issuance and sales of these shares were exempt from registration under the Securities Act in reliance on exemptions provided by Sections 4(a)(2) and Rule 506(b) or Regulation D. We did not pay any commissions or finder’s fees. The Company used the proceeds of $100,000 from these sales for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

As disclosed in our Current Report on Form 8-K as filed with the SEC on August 7, 2019, on July 31, 2019, we entered into two agreements with Spartan Capital including:

●	an Amended and Restated M&A Advisory Agreement (the “Amended M&A Agreement) which amended and restated the five year M&A Advisory Agreement with Spartan Capital which was effective September 28, 2018. Under the terms of the original agreement, Spartan Capital agreed to provide consulting services to us related to potential mergers or acquisitions, including candidates, valuations and transaction terms and structures. As compensation, we previously paid Spartan Capital a cash fee of $500,000. Under the terms of the Amended M&A Agreement, which will become effective following the date on we receive at least $1.5 million proceeds from a private placement of our securities, net of all commissions and expenses which may be payable to Spartan Capital (the “Financing Contingency”), the term of the agreement was extended to expire 60 months from the effective date of the Amended M&A Agreement and provides for the payment of an additional $250,000 cash compensation to Spartan Capital; and

●

an amendment (the “Finder’s Agreement Amendment”) to the Finder’s Agreement with Spartan Capital which was effective on November 30, 2018, pursuant to which Spartan Capital was previously paid a non-refundable cash fee of $160,000. The Finder’s Agreement Amendment, which will become effective following the satisfaction of the Financing Contingency, provides for the following additional compensation to Spartan Capital: a cash fee of $190,000 and 650,000 shares of our common stock (the “Finder’s Shares”), other than the Finder’s Shares, with such shares to be valued at the volume weighted average price of the common stock on the principal exchange or market on which our common stock is traded for the 10 trading days preceding the closing.

The foregoing descriptions of the terms and conditions of the Amended M&A Agreement and the Finder’s Agreement Amendment are qualified in their entirety by reference to agreements which are incorporated herein by reference.

ITEM 6. EXHIBITS.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

2.1	Agreement and Plan of Merger dated June 10, 2019 by and among Bright Mountain Media, Inc., BMTM2 and Inform, Inc. f/k/a News Distribution Network	8-K	6/14/19	2.1
2.2	Share Exchange Agreement and Plan of Merger dated July 31, 2019 by and among Bright Mountain Media, Inc., Bright Mountain Israel Acquisition Ltd. (a to be formed entity), Slutzky & Winshman Ltd. and the shareholders of Slutzky & Winshman, Ltd.	8-K	8/1/19	2.1
3.1	Amended and Restated Articles of Incorporation	Form 10	3/31/13	3.3
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/4/15	3.7
3.9	Amended and Restated Bylaws	Form 10	3/31/13	3.2
3.10	Articles Amendment to the Amended and Restated Articles of Incorporation	8-K	11/13/18	3.10
3.11	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	8/5/19	3.1
4.1	Form of Series B-1 Warrant				Filed
10.1	Amended and Restated M&A Advisory Agreement dated July 31, 2019 by and between Bright Mountain Media, Inc. and Spartan Capital Securities, LLC	8-K	8/7/19	10.1
10.2	Amendment dated July 31, 2019 to Finder’s Fee Agreement by and between Bright Mountain Media, Inc. and Spartan Capital Securities, LLC	8-K	8/7/19	10.2
10.3	Promissory Note dated August 15, 2019 due to Joey Winshman	8-K	8/16/19	10.1
10.4	Promissory Note dated August 15, 2019 to Nadav Slutzky	8-K	8/16/19	10.2
10.5	Promissory Note dated August 15, 2019 to Eli Desatnik	8-K	8/16/19	10.3
10.6	Escrow Agreement dated August 15, 2019 by and among Bright Mountain Media, Inc., the shareholders of Slutzky & Winshman Ltd. and Pearlman Law Group LLP	8-K	8/16/19	10.4
10.7	Converted RSU Escrow Agreement dated August 15, 2019 by and among Bright Mountain Media, Inc., Slutzky & Winshman Ltd. and Pearlman Law Group LLP	8-K	8/16/19	10.5
10.8	Form of Lock Up Leak Out Agreement	8-K	8/16/19	10.6
10.9	Affiliate Lock Up Leak Out Agreement	8-K	8/16/19	10.7
10.10	Employment Agreement dated August 15, 2019 by and between Slutzky & Winshman Ltd. and Joey Winshman	8-K	8/16/19	10.8
10.11	Consulting Agreement dated August 15, 2019 by and between Bright Mountain Media, Inc., Slutzky & Winshman Ltd. and Nadav Slutzky	8-K	8/16/19	10.9
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed
32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

August 19, 2019	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

	By:	/s/ Alan Bergman
Alan Bergman, Chief Financial Officer

