Form 10-Q
period 2019-09-30
Bright Mountain Media, Inc.
filed 2019-11-19
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 19, 2019 there were 100,653,531 shares of the issuer’s common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2019” refers to the three months ended September 30, 2019,  “period ended 9 months” refers to the nine months ended September 30, 2019 “third quarter of 2018” refers to the three months ended September 30, 2018, “2019” refers to the year ending December 31, 2019 and “2018” refers to the year ended December 31, 2018. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$587,520	$1,042,457
Accounts receivable, net	3,576,299	561,470
Note receivable, net	1,283,887	18,750
Prepaid expenses and other current assets	612,377	611,206
Current assets - discontinued operations	1,720	239,747

Total Current Assets	6,061,803	2,473,630

Property and equipment, net	80,465	5,464
Website acquisition assets, net	65,293	113,741
Intangible assets, net	4,305,097	221,117
Goodwill	16,397,449	988,926
Prepaid services/consulting agreements - long term	930,002	1,162,500
Right of use asset	447,915	-
Other assets	76,002	-
Other assets - discontinued operations	-	60,470
Total Assets	$28,364,026	$5,025,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,665,201	$655,229
Accrued expenses	1,920,507	465,032
Accrued interest to related party	4,160	947
Premium finance loan payable	3,383	92,537
Deferred revenues	-	4,163
Long term debt, current portion	165,163	229,844
Operating lease liability, current portion	189,669	-
Current liabilities - discontinued operations	591	143,929
Total Current Liabilities	6,948,674	1,591,681

Long term debt to related parties, net	22,160	11,688
Operating lease liability, net of current portion	258,246	-
Total Liabilities	7,229,080	1,603,369
Commitments and Contingencies
Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A-1, 2,000,000 shares designated, 500,000 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5,000	-
Series B-1, 6,000,000 shares designated, 0 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Series E, 2,500,000 shares designated, issued and outstanding at September 30, 2019 and December 31, 2018, respectively	25,000	25,000
Series F, 4,344,017 shares designated, issued and outstanding at September 30, 2019 and December 31, 2018, respectively	43,440	43,440
Common stock, par value $0.01, 324,000,000 shares authorized, 77,993,531 and 62,125,114 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	776,898	621,252
Additional paid-in capital	40,778,245	19,775,753
Accumulated deficit	(20,493,637)	(17,042,966)
Total shareholders’ equity	21,134,946	3,422,479
Total Liabilities and Shareholders’ Equity	$28,364,026	$5,025,848

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues
Advertising	$2,113,276	$185,417	$3,915,326	$1,159,751

Cost of revenue
Advertising	1,432,922	117,175	2,874,076	810,744
Gross profit	680,354	68,242	1,041,250	349,007

Selling, general and administrative expenses	2,734,203	802,423	4,452,490	2,703,615

Loss from operations	(2,053,849)	(734,181)	(3,411,240)	(2,354,608)

Other income (expense)
Interest income	16,234	1,153	37,281	2,169
Gain on settlement of liability	-	-	122,500	-
Interest expense	(6,993)	(16,014)	(7,902)	(41,217)
Interest expense - related party	(5,574)	(101,526)	(17,289)	(303,033)
Total other income (expense)	3,667	(116,387)	134,590	(342,081)

Net loss from continuing operations	(2,050,182)	(850,568)	(3,276,650)	(2,696,689)

Income (loss) from discontinued operations	13,649	(19,804)	(174,021)	(56,991)

Net Loss	(2,036,533)	(870,372)	(3,450,671)	(2,753,681)

Preferred stock dividends
Series A, Series E, and Series F preferred stock	(52,682)	(24,565)	(201,484)	(58,069)

Net loss attributable to common shareholders	$(2,089,215)	$(894,937)	$(3,652,515)	$(2,811,750)

Basic and diluted net loss for continuing operations per share	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Basic and diluted net (loss) profit for discontinued operations per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.05)
Weighted average shares outstanding - basic and diluted	64,267,465	51,728,049	66,485,230	49,388,322

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	6,844,017	$68,440	62,125,114	$621,252	$19,775,753	$(17,042,966)	$3,422,479
Series E and F preferred stock dividend	-	-	-	-	(74,171)	-	(74,171)
Stock option vesting expense	-	-	-	-	3,213	-	3,213
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	1,943,750	19,437	854,513	-	873,950
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(710,262)	(710,262)
Balance - March 31, 2019	6,844,017	68,440	64,068,864	640,689	20,559,308	(17,753,228)	3,515,209
Series E and F preferred stock dividend	-	-	-	-	(74,994)	-	(74,994)
Stock option vesting expense	-	-	-	-	9,898	-	9,898
Common stock issued for services - cancelled	-	-	(3,000)	(30)	-	-	(30)
Units consisting of one share of common stock and one warrant issued for cash	-	-	240,000	2,400	117,600	-	120,000
Units consisting of one share of common stock and two warrants issued for cash	-	-	1,052,500	10,525	517,755	-	528,280
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(703,876)	(703,876)
Balance – June 30, 2019	6,844,017	68,440	65,358,364	653,584	21,129,567	(18,457,104)	3,387,487
Series A-1, E and F preferred stock dividend	-	-	-	-	(52,682)	-	(52,682)
Stock option vesting expense	-	-	-	-	15,963	-	15,963
Common stock issued for services	-	-	22,167	222	32,028	-	32,250
Issuance of Series A-1 preferred stock	500,000	5,000	-	-	245,000	-	250,000
Units consisting of one share of common stock and two warrants issued for cash	-	-	258,360	2,584	126,596	-	129,180
Common stock issued in acquisition of Slutsky & Winshman	-	-	12,354,640	120,508	19,288,773	-	19,409,281
Net loss for the three months ended September 30, 2019	-	-	-	-	-	(2,036,533)	(2,036,533)
Balance – September 30, 2019	7,344,017	$73,440	77,993,531	$776,898	$40,778,245	$(20,493,637)	$21,134,946

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	1,475,000	$14,750	46,168,864	$461,689	$11,685,685	$(11,818,902)	$343,222
Common stock issued for 10% dividend payment pursuant to Series A preferred stock subscription	-	-	10,000	100	(100)	-	-
Issuance of Series E preferred stock	500,000	5,000	-	-	195,000	-	200,000
Series E preferred stock dividend	-	-	-	-	(14,763)	-	(14,763)
Stock option vesting expense	-	-	-	-	7,344	-	7,344
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	1,762,500	17,625	616,876	-	634,501
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(949,250)	(949,250)
Balance - March 31, 2018	1,975,000	19,750	47,941,364	479,414	12,490,042	(12,768,152)	221,054
Series E preferred stock dividend	-	-	-	-	(18,742)	-	(18,742)
Stock option vesting expense	-	-	-	-	6,864	-	6,864
Warrants issued for services	-	-	-	-	95,552	-	95,552
Issuance of Series E preferred stock	137,500	1,375	-	-	53,625	-	55,000
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	3,062,500	30,625	976,322	-	1,006,947
Net loss for the three months ended June 30, 2018	-	-	-	-	-	(934,058)	(934,058)
Balance – June 30, 2018	2,112,500	21,125	51,003,864	510,039	13,603,663	(13,702,210)	432,617
Series E preferred stock dividend	-	-	-	-	(24,564)	-	(24,564)
Shares issued to Spartan Capital for prepaid consulting contract	-	-	1,000,000	10,000	644,448		654,448
Stock option vesting expense	-	-	-	-	5,753	-	5,753
Issuance of Series E preferred stock	300,000	3,000	-	-	117,000	-	120,000
Stock issued for services	-	-	10,000	100	7,400	-	7,500
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	5,275,000	52,750	1,941,802	-	1,994,552
Net loss for the three months ended September 30, 2018	-	-	-	-	-	(870,372)	(870,372)
Balance – September 30, 2018	2,412,500	$24,125	57,288,864	$572,889	$16,295,502	$(14,572,582)	$2,319,934

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 30, 2019

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,450,671)	$(2,753,680)
Add back: loss attributable to discontinued operations	174,021	56,991
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,613	14,235
Amortization of debt discount	10,472	159,638
Amortization	120,668	158,405
Impairment of tradename	20,800	-
Gain on settlement of liability	(122,500)	-
Gain on sale of property and equipment	-	(749)
Stock option compensation expense	29,074	19,961
Stock issued for services	32,250	7,500
Provision for bad debt	29,338	63,051
Changes in operating assets and liabilities:
Accounts receivable	(808,812)	106,940
Prepaid expenses and other current assets	482,979	(688,101)
Other assets	(17,369)	3,938
Accounts payable	1,078,205	(543,891)
Accrued expenses	1,070,498	15,978
Accrued interest to related party	3,213	16,550
Deferred rents	-	(1,335)
Deferred revenues	(4,163)	(3,770)
Net cash used in continuing operations for operating activities	(1,346,384)	(3,368,339)
Net cash (used in) provided by discontinued operations	(155,739)	143,739
Net cash used in operating activities	(1,502,123)	(3,224,600)

Cash flows from investing activities:
Purchase of property and equipment	(8,746)	(1,213)
Cash received for sale of property and equipment	-	2,100
Cash received in acquisition	603,744	-
Principal collected on notes receivable	77,500
Notes receivable funded	(1,156,887)	-
Cash paid for website acquisition	(8,000)	-
Net cash (used in) provided by investing activities	(492,389)	887

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	1,651,410	3,636,000
Proceeds from issuance of preferred stock	250,000	375,000
Payments of insurance premium loans payable	(89,154)	(52,041)
Dividend payments	(201,847)	(54,685)
Principal payment on notes payable	(64,681)	(429,924)
Net cash provided by financing activities	1,545,728	3,474,350

Impact of foreign exchange rates on cash	9,818	-
Net (decrease) increase in cash and cash equivalents including cash and cash equivalents classified within assets related to continuing operations	(438,966)	250,637
Cash and cash equivalents at beginning of period	1,042,457	140,022
Net (decrease) increase in cash related to discontinued operations	(15,971)	162,752
Cash and cash equivalents at end of period	$587,520	$553,411

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SEPTEMBER 30, 2019

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information
Cash paid for
Interest	$15,926	$158,192

Non-cash investing and financing activities
Non-cash acquisition of Slutsky & Winshman net liabilities	$168,244	$-
Non-cash acquisition of intangible assets of Slutsky & Winshman	$4,169,000	$-
Non-cash acquisition of right of use asset	$266,320	$-
Non-cash acquisition of goodwill	$15,408,523	$-
Premium finance loan payable recorded as prepaid	$28,602	$-
Beneficial conversion of debt discount to additional paid in capital	$-	$161,407
Accounts receivable charged against notes payable - Daily Engage Media Group, LLC	$-	$19,525
Reduction of liability with Daily Engage Media Group, LLC	$197,500	$-
Notes receivable for the sale of Black Helmet	$155,000	$-
Valuation of common stock warrants issued to Spartan Capital	$-	$380,409
Adjustment to Goodwill for undisclosed liability assumed in the acquisition of Daily Engage Media	$-	$197,500
Stock issued for prepaid services and consulting agreements to Spartan Capital	$32,220	$750,000
Recognition of right of use asset and lease liability for S&W	$245,540	$-
Stock dividend	$100	$-

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization and Nature of Operations

Bright Mountain Media, Inc. is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, and The Bright Insurance Agency, LLC, were formed as Florida limited liability companies in May 2011. Its wholly owned subsidiary, Bright Watches, LLC was formed as a Florida limited liability company in December 2015, and its wholly owned subsidiary Daily Engage Media Group, LLC (“DEM”) was formed as a New Jersey limited liability company in February 2015. In August 2019 Bright Mountain Israel Acquisition, in Israeli company was formed and acquired the wholly owned subsidiary Slutzky & Winshman Ltd. (“S&W”), see Note 4. When used herein, the terms “BMTM, the “Company,” “we,” “us,” “our” or “Bright Mountain” refers to Bright Mountain Media, Inc. and its subsidiaries.

Discontinued Operations

Effective December 31, 2018 the Company discontinued the E-Commerce operations, the Products segment, as of December 31, 2018 per the determination of Management and the Board of Directors. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45 and were classified as discontinued operations at December 31, 2018. See Discontinued Operations Note 5.

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

On September 19, 2017, under the terms of an Amended and Restated Membership Interest Purchase Agreement with DEM, and its members, the Company acquired 100% of the membership interests of DEM. Launched in 2015, DEM is an ad network that connects advertisers with approximately 200 digital publications worldwide. On October 1, 2019, the Company rebranded the DEM operations as Bright Mountain, LLC

On August 15, 2019, under the terms of the Share Exchange Agreement and Plan of Merger with S&W and its members, the Company acquired 100% of the membership interests of S&W. Launched in 2015. S&W provided digital performance-based marketing services to customers which include primarily advertisers and advertising agencies that promote or sell products and/or services to consumers through digital media.

NOTE 2 - GOING CONCERN.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss from continuing operations of $(3,276,650), a loss of $(174,021) from discontinued operations and used net cash in operating activities of $(1,502,123) for the nine months ended September 30, 2019. The Company had an accumulated deficit of $(20,493,637) at September 30, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, control its expenses and its ability to continue obtaining investment capital and loans from related parties and outside investors to sustain its current level of operations.

Management continues raising capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources. The Company is not currently involved in any binding agreements to raise public or private capital.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 12, 2019. The interim condensed consolidated financial statements should be read in conjunction with that report.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the “modified retrospective” method, meaning the standard is applied only to the most current period presented in the financial statements. Furthermore, we elected to apply the standard only to those contracts which were not completed as of the date of the adoption. Results for reporting periods beginning on the date of adoption are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with accounting standards in effect for those periods. Following the adoption of Topic 606, the Company will continue to recognize revenue at a point-in-time when control of services is transferred to the customer. This is consistent with the Company’s previous revenue recognition accounting policy.

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

September 30, 2019

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information has not been restated and will continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease and did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

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

On January 1, 2019, the Company recognized a ROU asset and a lease liability of approximately $588,000, of which $343,000 is associated with the S&W subsidiary on the consolidated balance sheet.

Use of Estimates

Our consolidated financial statements are prepared in accordance with US GAAP. These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets and the valuation of equity-based transactions, and the valuation allowance on deferred tax assets.

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

September 30, 2019

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

The following are the major categories of liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3

Balance at December 31, 2018	$309,844
Long term debt additions during 2019	-
Principal reductions/payments during 2019	(64,681)
Adjustment to fair value	-
Balance at September 30, 2019	$245,163

Off balance sheet arrangements

Notes Payable and related potential liabilities are excluded from the balance sheet when there are significant uncertainties associated with the likelihood that the liabilities will be paid in full or until such time that the amount of the liability can be reasonably determined or estimated.

Due to uncertainties associated with certain Notes Payable resulting from the acquisition of S&W, see Note 4, the Company has not included the value of those Notes Payable within the purchase price and/or related assets acquired in the acquisition. These off-balance sheet arrangements are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

September 30, 2019

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

For the three and nine months ended September 30, 2019 $0 and $8,000, respectively, was capitalized for the purchase of a Facebook page. During the three and nine months ended September 30, 2018 all website costs were expensed.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended September 30, 2019 and 2018, non-cash stock-based stock option compensation expense was $15,963 and $5,753, respectively. For the nine months ended September 30, 2019 and 2018, non-cash stock-based stock option compensation expense was $29,074 and $19,961, respectively

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended September 30, 2019 and 2018, advertising, marketing and promotion expense was $110,342 and $1,761, respectively for continuing operations and $0 and $66,215 for discontinued operations, respectively. For the nine months ended September 30, 2019 and 2018, advertising, marketing and promotion expense was $116,342 and $24,546, respectively for continuing operations and $6,888 and $202,102 for discontinued operations, respectively.

Foreign currency translation

Assets and liabilities of the Company’s Israeli subsidiary are translated from Israeli shekels to United States dollars at exchange rates in effect at the balance sheet date.  Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period will be included in our statements of comprehensive income.  Based on the timing of the acquisition of the Israeli subsidiary, see Note 4, the impact of the currency exchange is immaterial for the three and nine months ended September 30, 2019.

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

September 30, 2019

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

The Company follows the provisions of ASC 740-10, “Income Taxes – Overall”. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax expenses are recognized as tax expenses in the Statement of Operations.

As of September 30, 2019, tax years 2018, 2017, and 2016 remain open for Internal Revenue Service (“IRS”) audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

The Company generates revenues from through Ad Exchange Networks and through our Owned and Operated Ad Exchange Network. There are two large customers which combined account for approximately 16.7% and 27.7% of the Ad Exchange Network Revenue for the three and nine months ended September 30, 2019, respectively. None of the customers accounted for Accounts Receivable in excess of 10% at September 30, 2019.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2019 and December 31, 2018, the Company had approximately $0 and $706,000, respectively, in cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the three and nine months ended September 30, 2019 a large portion of the Company’s funding was provided through the sale of shares of the Company’s common stock with related warrants.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of September 30, 2019, and 2018 there were 1,897,000 and 2,027,000 common stock equivalent shares outstanding as stock options, respectively; 22,618,240 and 10,100,000 common stock equivalent shares outstanding from warrants to purchase common shares, respectively, 6,844,017 and 2,412,500 common stock equivalents from the conversion of preferred stock, respectively; and 0 and 4,300,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

The Company currently operates in one reporting segment. This segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners and direct advertisers.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

In January 2017, the FASB issued 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

Reclassification

Certain reclassifications have been made to the September 30, 2018 consolidated Statement of Operations and Statement of Cashflows to conform to the September 30, 2019 presentation.

NOTE 4 – ACQUISITION.

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“S&W”) and the shareholders of S&W (the “Shareholders”). The merger closed on August 15, 2019, and we acquired all of the outstanding shares of S&W. Pursuant to the terms of the Merger Agreement, we issued 12,130,799 shares valued at $19,409,281 to owners and employees of S&W, contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two year promissory notes (the “Closing Notes”), and 223,841 restricted stock units held in escrow for future vested stock options valued at $185,722.

In accordance with ASC 805 “Business Combinations” the measurement period for the acquisition is for one year during which the Company may reevaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

August 15, 2019
Tangible assets acquired	$3,234,757
Liabilities assumed	(3,402,999)
Net liabilities assumed	(168,242)

Tradename – Trademarks	1,189,300
IP/Technology	2,017,000
Customer relationships	610,000
Non-compete agreements	352,700
Goodwill	15,408,523
Total purchase price	$19,409,281

The table below summarizes the value of the total consideration given in the transaction:

Amount

Shares issued to owners	$19,185,524
Shares issued for vested options	127,757
Shares issued to employees	96,000
Preliminary purchase price	19,409,281
Restricted stock units held in escrow	185,719
Closing notes	750,000
Total consideration	$20,345,000

Pro forma results

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of S&W, which was closed in August 2019, had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the business been acquired as of the first day of the periods presented.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 20119
Total revenue	$4,146,851	$9,464,664
Total expenses	(5,931,506)	(13,275,037)
Preferred stock dividend	(52,683)	(201,848)
Net loss attributable to common shareholders	(1,837,338)	(4,012,221)
Basic and diluted net loss per share	$(0.03)	$(0.06)

NOTE 5 – DISCONTINUED OPERATIONS.

Management, prior to December 31, 2018 with the appropriate level or authority, determined to exit, effective December 31, 2018, its Black Helmet business line as a result of, among other things, the change in our strategic direction to a focus solely in our advertising segment. Historically revenues from our product sales segment including revenues from two of our websites that operate as e-commerce platforms, included Bright Watches and Black Helmet, as well as Bright Mountain Watches’ retail location.

Management, prior to December 31, 2018, with the appropriate level of authority, determined to discontinue the operations of Bright Mountain Watches effective December 31, 2018. The decisions to exit all components of our product segment will result in these businesses being accounted for as discontinued operations. The Company has determined that the exit of the Bright Mountain Watches business requires the Company to liquidate the inventory and settle all obligations to wind down the business unit. The Company sold the remaining inventory during the nine months ended September 30, 2019. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45, as such the results have been classified as discontinued operations.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (continued).

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

The detail of the consolidated balance sheets, the consolidated statements of operations and consolidated cash flows for the discontinued operations is as stated below:

	As of
	September 30, 2019	December 31, 2018

Cash	$776	$16,747
Accounts receivable	944	-
Inventory	-	223,000
Total Current Assets	1,720	239,747
Fixed assets, net	-	49,347
Other assets	-	11,123
Total Other assets - discontinued operations	-	60,470
Total Assets - Discontinued Operations	1,720	300,217
Accounts payable	591	127,512
Deferred rents	-	16,417
Total current liabilities - discontinued operations	591	143,929
Net Assets Discontinued Operations	$1,129	$156,288

	For the Nine Months Ended September 30,
	2019	2018
Revenues	$103,266	$897,536
Cost of revenues	56,050	678,641
Gross profit	47,216	218,895

Selling, General and Administrative Expenses	242,395	275,886

Loss from discontinued operations	(195,179)	(56,991)

Other income (expense)	21,158	-
Loss from discontinued operations	$(174,021)	$(56,991)

Basic and fully diluted net loss per share	$(0.00)	$(0.00)

Cash (used in) provided by operations for discontinued operations:
Loss from discontinued operations	$(174,021)	$(56,991)
Depreciation	-	5,921
Loss on sale of Black Helmet Business Unit	11,309	-
Write-off of fixed assets	49,347	28,000
Amortization of website acquisition and intangibles	-	5,118
Inventory	91,884	186,491
Other assets	11,123	-
Accounts payable	(133,753)	(24,800)
Deferred rents	(11,629)	-
Cash (used in) provided by discontinued operations	$(155,739)	$143,739

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 6 – PREPAID COSTS AND EXPENSES.

At September 30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	September 30, 2019	December 31, 2018
Prepaid insurance	$28,604	$101,206
Prepaid VAT fees	216,652	-
Prepaid expenses – other	7,121	-
Current portion of prepaid service agreements	360,000	510,000
Prepaid expenses and other current assets	$612,377	$611,206

NOTE 7 – PROPERTY AND EQUIPMENT.

At September 30, 2019 and December 31, 2018, property and equipment consisted of the following:

	Useful Lives	September 30, 2019	December 31, 2018
Furniture and fixtures	3-5 years	$63,930	$36,374
Leasehold improvements	3 years	17,000	-
Computer equipment	3 years	93,170	57,112
Total property and equipment		174,100	93,486
Less: accumulated depreciation		(93,635)	(88,022)
Total property and equipment, net		$80,465	$5,464

Depreciation expense for the three months ending September 30, 2019 and 2018, was $3,121 and $7,809, respectively.

Depreciation expense for the nine months ending September 30, 2019 and 2018, was $5,613 and $20,661, respectively.

NOTE 8 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At September 30, 2019 and December 31, 2018, respectively, website acquisitions, net consisted of the following:

	Useful Lives	September 30, 2019	December 31, 2018
Website Acquisition Assets	3-5 years	$1,124,846	$1,116,846
Less: accumulated amortization		(859,157)	(802,709)
Less: cumulative impairment loss		(200,396)	(200,396)
Website Acquisition Assets, net		$65,293	$113,741

At September 30, 2019 and December 31, 2018, respectively, intangible assets, net consisted of the following:

	Useful Lives	September 30, 2019	December 31, 2018
Trade name	5 years	$1,189,300	$32,000
Customer relationships	5 years	797,000	187,000
IP/Technology	5 years	2,017,000	-
Non-compete agreements	5-8 years	430,700	78,000
Total Intangible Assets		$4,434,000	$297,000
Less: accumulated amortization		(128,903)	(75,883)
Intangible assets, net		$4,305,097	$221,117
Goodwill		$16,397,449	$988,926

Amortization expense for the three months ended September 30, 2019 and 2018 was $101,709 and $49,727, respectively, related to both the website acquisition costs and the intangible assets. Amortization expense for the nine months ended September 30, 2019 and 2018 was $131,409 and $262,633, respectively, related to both the website acquisition costs and the intangible assets.

During 2019, the Company acquired S&W in which finite lived intangible assets of $4,169,00 and Goodwill of $15,408,523 were recognized, see Note 4.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 9 – ACCRUED EXPENSES.

At September 30, 2019 and December 31, 2018, respectively, accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Accrued dividends	$58,132	$25,909
Accrued legal fees	128,134	94,200
Accrued liquidation damages	88,332	-
Other accrued expenses	95,038	51,979
Accrued payroll	222,993	-
Accrued traffic settlements	95,254	95,254
Accrued consulting fees	1,207,624	-
Settlement of liability	25,000	197,690
Total accrued expenses	$1,920,507	$465,032

As further described Note 11, during the nine months ended September 30, 2019 the Company reached a settlement of $75,000 for publisher payments in collections of $197,500 resulting in a gain on settlement of $122,500. During the nine months ended September 30, 2019 payments of $50,000 were made. The remaining balance is included within other accrued expenses.

Series A-1, E, and F dividends totaling $58,132 and $25,909 for September 30, 2019 and December 31, 2018, respectively, have been included in accrued expenses.

The Company negotiates with its publishing partners regarding questionable traffic to arrive at traffic settlements. A total of $95,254 was accrued at September 30, 2019 and December 31, 2018 for these potential future settlements.

The Company accrued $88,332 in liquidation damages related to the late filing of the Resale Registration Statement discussed in Note 11.

The accrued consulting fees includes $1,040,000 representing 650,000 shares of common stock to be issued to Spartan Capital Securities, LLC and $165,000 of cash for their role in the acquisition of S&W. The remaining $2,624 of accrued consulting fees includes fees for services rendered to S&W.

NOTE 10 – NOTES PAYABLE.

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

The principal balance of these notes payable was $80,000 at September 30, 2019 and December 31, 2018, respectively and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $57,840 and $68,312. At September 30, 2019 and December 31, 2018, the total convertible notes payable to related party net of discounts was $22,160 and $11,688, respectively.

Interest expense for note payable to related party was $5,574 and $101,526 for the three months ended September 30, 2019 and 2018, respectively and discount amortization was $3,529 and $51,293, respectively. Interest expense for note payable to related party for the nine months ended September 30, 2019 and 2018 was $17,289 and $303,033, respectively and discount amortization was $10,472 and $152,293, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 10 – NOTES PAYABLE (continued).

Long-term debt

The Company has a note payable originating from a prior website acquisition. At the time of the acquisition, the Company agreed to pay $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out to be paid by January 4, 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of a discount of $32,732. The present value was calculated at a discount rate of 12% using the estimate future revenues. The balance of the note payable at September 30, 2019 and December 31, 2018, was $0 and $57,181 net of discounts of $0 respectively.

In connection with the acquisition of DEM, the Company issued promissory notes totaling $380,000. These notes have no stated interest rate and matured on September 19, 2018 and the Company is in default pending the final outcome of the legal matters. The balance of these notes payable at September 30, 2019 and December 31, 2018 were $165,162. This note was not paid off by the maturity date due to pending litigation. See further discussion in Note 11, under Legal.

At September 30, 2019 and December 31, 2018 a summary of the Company’s debt is as follows:

	September 30, 2019	December 31, 2018
$150,000 non-interest bearing Note Payable issued on January 6, 2016 for the acquisition of the WarIsBoring.com website maturing on January 4, 2019	$—	$57,181
Non-interest bearing Promissory Note issued for the DEM acquisition on September 19, 2017 which matured on September 19, 2018. The original note was $380,000 of which $35,000 was reclassified in 2018 to the Service Agreement listed below.	165,163	165,163
$45,000 non-interest bearing Note Payable issued on August 23, 2018 and maturing on April 23, 2019 associated with a Service Agreement through August 23, 2020	—	7,500
Total Debt	165,163	229,844
Less Short Term Debt	165,163	229,844
Long Term Debt	$—	$—

Interest expense for notes payable was $6,993 and $16,014 for the three months ended September 30, 2019 and 2018, respectively and discount amortization was $0 and $2,727, respectively. Interest expense for notes payable was $7,902 and $41,217 for the nine months ended September 30, 2019 and 2018, respectively and discount amortization was $909 and $8,062, respectively.

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2019 and 2018 of $110,200 and $41,914, respectively.

Total Premium Finance Loan Payable balance for all of the Company’s policies was $3,383 at September 30, 2019 and $92,537 at December 31, 2018.

NOTE 11 – COMMITMENTS AND CONTINGENCIES.

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

The Company leases office space in Hertsliya, Israel under a long-term non-cancellable operating lease agreement expiring on December 18, 2021. The lease terms require base rent payments of approximately $8,840. Included in other assets is a required security deposit of $58,651.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

The right of use asset and lease liability is as follows as of September 30, 2019:

Assets
Operating lease right of use asset	$447,915

Liabilities
Operating lease liability, current	$189,669
Operating lease liability, net of current portion	258,246
Total operating lease liabilities	$447,915

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three or nine months ended September 30, 2019.

The maturity of the Company’s operating lease liability is as follows as of September 30:

2020	$231,102
2021	229,838
2022	41,170
Total undiscounted lease payments	$502,110
Present value adjustment	(54,195)
Total net lease liabilities	$447,915

The following summarizes additional information related to the operating lease:

September 30, 2019
Weighted-average remaining lease term	2.08 years
Weighted-average discount rate	5.50%

The Company leased retail space for its product sales division at 4900 Linton Boulevard, Bay 17A, Delray Beach, FL 33445 under a two long-term, non-cancellable lease agreement, which contained renewal options. The leases commenced in January 2017 and are in effect for a period of five years. Minimum base rentals total approximately $6,000 per month, escalating 3% per year thereafter. The Company also provided a $10,000 security deposit and prepaid $96,940 in future rents on the facility through the funding of certain leasehold improvements. The Company discontinued all retail operations and has made a settlement with the landlord to terminate the lease of approximately $55,000. See Discontinued Operations Note 5.

On December 16, 2016, under the terms of the Asset Purchase Agreement, we acquired the assets constituting the Black Helmet apparel business including various website properties and content, social media content, inventory and other intellectual property right. We also acquired the right to assume the lease of their warehouse facility consisting of approximately 2,667 square feet. The lease was renewed for a three-year term in April 2016 with an initial base rental rate of $1,641 per month, escalating at approximately 3% per year thereafter. The Company vacated the premises before September 30, 2019. See Discontinued Operations Note 5.

For the three months ended September 30, 2019 and 2018, rent expense in continuing operations was $28,199 and $68,664, respectively. For the three months ended September 30, 2019 and 2018, rent expense included in discontinued operations was $0 and $11,341, respectively. For the nine months ended September 30, 2019 and 2018, rent expense in continuing operations was $81,376 and $206,590, respectively. For the nine months ended September 30, 2019 and 2018, rent expense included in discontinued operations was $70,424 and $77,616, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

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

As discussed in Note 8, the principals of DEM failed to disclose an obligation at closing. During the nine months ended September 30, 2019 the Company reached a settlement with the collections lawyer to pay down the amount remaining in collections through equal monthly payments through February 1, 2020.

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

Other Commitments

On September 5, 2018 the Company entered into a Master Services Agreement with Kubient, Inc. pursuant to which it will provide its programmatic technology platform to us on a nonexclusive basis for the purpose of managing our programmatic business partners. The Company did not pay anything to Kubient, Inc. during the nine months ended September 30, 2019 for its platform. The Company has provided advertising services to Kubient and at September 30, 2019 the Company is owed $132,502 and a note receivable of $75,000 plus interest and penalties of $4,261 and we have reserved a total of $ 121,000 against these balances. On September 28, 2018 Bright Mountain Media, Inc. entered into a non-binding letter of intent with Kubient, Inc. pursuant to which we may acquire Kubient, Inc. in an all stock transaction. The Company has completed the due diligence process and has made a determination that it will not pursue the acquisition of Kubient, Inc.

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

On September 6, 2017 we also entered into a five-year M&A Advisory Agreement with Spartan Capital which became effective on September 28, 2018 for sixty months. Under the terms of the agreement, Spartan Capital will provide consulting services to us related to potential mergers or acquisitions. As consideration for the M&A advisory service we paid Spartan Capital a fee of $500,000 on the effective date of the agreement. Consulting fees consisting of $300,000 in cash and 1,000,000 shares of common stock valued at $750,000 as well as the $500,000 M&A advisory fee are considered prepaid expenses. Total prepaid service/consulting fees, net were $1,472,500, of which $310,000 is considered short-term and is included in prepaid expenses and other current assets as of December 31, 2018. These prepaid expenses are being amortized over 60 months, the term of the respective agreements. The amortization expense was $77,500 and $232,500 for the three and nine months ended September 30, 2019, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

The Company granted the purchasers in the offering demand and piggy-back registration rights with respect to the shares of our common stock included in the Units and the shares of common stock issuable upon the exercise of the Private Placement Warrants. In addition, the Company agreed to file a resale registration statement within 120 days following the final closing of this offering covering the shares of common stock issuable upon the exercise of the Private Placement Warrants included in the Units. If the Company should fail to timely file this resale registration statement, then within five business days of the end of month we will pay the holders an amount in cash, as partial liquidated damages, equal to 2% of the aggregate purchase price paid by the holder for each 30 days, or portion thereof, until the earlier of the date the deficiency is cured or the expiration of six months from filing deadline. The Company will keep any such registration statement effective until the earlier of the date upon which all such securities may be sold without registration under Rule 144 promulgated under the Securities Act or the date which is six months after the expiration date of the Private Placement Warrants. We are obligated to pay all costs associated with this registration statement, other than selling expenses of the holders. On April 25, 2019 we filed the Registration Statement and included in accrued expenses $88,332 for the liquidated damages due at September 30, 2019.

On December 11, 2018 we entered into an Uplisting Advisory and Consulting Agreement with Spartan Capital pursuant to which Spartan Capital will provide (i) advice and input with respect to strategies to accomplish an uplisting of our common stock to the Nasdaq Capital Market or NYSE American LLC or another national securities exchange, and the implementation of such strategies and making introductions to facilitate the uplisting, (ii) advice and input with respect to special situation and restructuring services, including debtor and creditor advisory services, and (iii) sell-side advisory services with respect to the sale and disposition of non-core businesses and assets, including facilitating due diligence and identifying potential buyers and strategic partners and positioning these businesses and assets to maximize value. We paid Spartan Capital a fee of $200,000 for its services under this agreement which is for a 12-month term beginning on the closing date of the offering. The agreement also provides that we will reimburse Spartan Capital for reasonable out-of-pocket expenses, which we must approve in advance. The Company has included the uplisting fee in prepaid expense at September 30, 2019 and December 31, 2018 of $50,000 and $200,000, respectively and it is amortized over a twelve-month period. For the three and nine months ended September 30, 2019 and 2018 the Company recognized $50,000 and $150,000 and $0 and $0, respectively.

NOTE 12 – EQUITY.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the “Preferred Stock”), issuable in such series and with such designations, rights and preferences as the board of directors may determine. The Company’s board of directors has previously designated five series of preferred stock, consisting of 10% Series A Convertible Preferred Stock (“Series A Stock”), 10% Series A-1 Convertible Preferred Stock (“Series A-1 Stock”), 10% Series E Convertible Preferred Stock (“Series E Stock”), and 12%, 10% and 6% Series F Convertible Preferred Stock (“Series F Stock”). Subsequent to September 30, 2019, the Company authorized the designation of 6,000,000 shares of Series B-1 Preferred Stock (“Series B-1 Preferred”), see Note 15.

Dividends earned for Series E Convertible Preferred Stock during the three and nine months ended September 30, 2019 and 2018 was $25,205 and $74,795 and $22,099 and $58,464, respectively. Dividends earned for Series F Convertible Preferred Stock during the three months and nine months ended September 30, 2019 and 2018 was $50,613 and $150,189 and $0 and $0, respectively. Dividends earned for Series A-1 Convertible Preferred Stock during the three months and nine months ended September 30, 2019 and 2018 was $2,411 and $2,411 and $0 and $0, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 12 – EQUITY (continued).

Common Stock

Between January 2019 and September 2019, the Company sold an aggregate of 163,750 units of its securities to 1 accredited investor in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $58,950. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share. Spartan Capital, served as placement agent for the Company in this offering. As compensation for its services, the Company paid Spartan Capital commissions and other fees totaling $6,550, and issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 16,375 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the final closing on January 9, 2019 included in the Company’s consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2019.

Between January 2019 and September 2019, the Company sold an aggregate of 2,570,860 units of its securities to 20 accredited investors in two private placements exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $1,285,430. A total of 1,270,000 units were sold under the first private placement dated February 14, 2019 at a purchase price of $0.50 per share resulting in gross proceeds of $635,000. Each unit was sold at a purchase price of $0.50, and consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. On April 22, 2019 the Company amended the private placement to include a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. 970,500 units were sold at a purchase price of $0.50 per unit resulting in gross proceeds of $485,250. We used $1,008,225 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition. On July 15, 2019 these two offerings were terminated and replaced with a private placement offering units at a purchase price of $0.50 consisting of one share of common stock, one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share, and a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. A total of 330,360 units were sold under the private placement dated July 15, 2019 units at a purchase price of $0.50 per share resulting in gross proceeds of $165,180. We used $148,662 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition. The investors in the first offering dated February 14, 2019 were required to subscribe for the second warrant offered in the April 22, 2019 amendment in a private placement dated July 11, 2019 which terminated on July 31, 2019 with no ability to extend. A total of 980,000 warrants were issued to eleven investors in the first private placement who subscribed for the second warrant. Three investors did not subscribe for the second warrant. Subsequent to September 30, 2019, the Company and Inform executed a merger agreement, see Note 15.

Between February 2019 and September 2019, the Company sold an aggregate of 750,000 units of its securities to 3 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $300,000. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share.

During the period January 2018 to September 2018, warrants to purchase an aggregate of 482,500 of the Company’s common stock were valued at $195,808. The Company initially recorded the warrants as professional fees in the condensed consolidated statement of operations however management subsequently determined that based on the services specified in the agreement, the fees incurred from the warrant issuance were solely for the purpose of raising capital in connection with the private placement discussed above. As a result, the fees are considered an offering cost and should have been reflected as a component of shareholder’s equity for the period ended September 30, 2018.

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“S&W”) and the shareholders of S&W (the “Shareholders”). The merger closed on August 15, 2019, and we acquired all of the outstanding shares of S&W. Pursuant to the terms of the Merger Agreement, we issued 12,130,799 shares valued at $19,409,278 to owners and employees of S&W.

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

The Company recorded $15,963 and $5,753 of stock option expense for the three months ended September 30, 2019 and 2018 respectively. The Company recorded $29,074 and $19,961 of stock option expense for the nine months ended September 30, 2019 and 2018 respectively. The stock option expense for the three months ended September 30, 2019 and 2018, respectively has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of September 30, 2019, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $57,612 to be recognized through December 2020.

Included in the recognized and unrecognized compensation costs are 100,000 options issued to an employee during the three months ended September 30, 2019. The value of these options was calculated using the Black Scholes Option Pricing Model with the following inputs: Exercise price $1.75, Stock price $1.75, Term 6.25 years, Volatility 52.15%, Dividends 0.00%, and Risk free rate 1.99%.

A summary of the Company’s stock option activity during the nine months ended September 30, 2019 is presented below:

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 12 – EQUITY (continued).

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	1,797,000	$0.44	5.1	$2,264,220
Granted	100,000	$1.75	9.8	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Balance Outstanding, September 30, 2019	1,897,000	$0.51	5.3	$2,264,220
Exercisable at September 30, 2019	1,845,500	$0.50	4.4	$2,207,930

Summarized information with respect to options outstanding under the two option plans at September 30, 2019 is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	540,000	$0.14	1.7	540,000	$0.14
0.25 - 0.49	351,000	$0.28	3.4	351,000	$0.28
0.50 - 0.85	906,000	$0.68	5.9	854,100	$0.68
1.75	100,000	$1.75	9.8	100,000	$1.75
	1,897,000	$0.51	4.4	1,845,500	$0.50

NOTE 13 – RELATED PARTIES.

During November 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, entered into two convertible note agreements with the company totaling $80,000. These notes have a conversion price of $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $22,160 and $11,688 at September 30, 2019 and December 31, 2018. The notes are reported net of their unamortized debt discount of $57,840 and $68,312 as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019 and 2018 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $169,121 and $51,314, respectively held by affiliates of the company.

NOTE 14 – NOTES RECEIVABLE.

In March 2019 we sold the assets which were used in our Black Helmet apparel E-Commerce business to an unaffiliated third party for $175,000, of which $20,000 was paid at closing and the balance is payable under the terms of a promissory note in the principal amount of $155,000 and bearing interest at 8% per annum. The note is secured by a guarantee of the principal of the purchaser. The term of the note is twelve months. The outstanding balance of this note at September 30, 2019 was $127,000.

As of September 30, 2019 the Company has a total of $1,156,887 in Notes Receivable from Inform, Inc. The notes bear interest at 6% and mature on October 1, 2019. Subsequent to September 30, 2019, the Company and Inform executed a merger agreement, see Note 15, and the Notes are a component of the purchase price. The Company funded these notes though a Private Placement memorandum placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D. There is more information regarding these notes in Note 11.

A $75,000 note was issued to Kubient, Inc. during 2018 as a part of an acquisition which the Company withdrew from. The note has been defaulted on and has been sent to our collection agent, and as a result the Company has recorded a reserve of $56,250 on the note.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS.

On November 8, 2019 the Company filed an Articles of Amendment to its Articles of Incorporation which designated 6,000,000 shares of previously designated 10% Series B, Series C, and Series D Convertible Preferred Stock to the status of authorized but undesignated and unissued shares of our blank check preferred stock as there were no shares of this series outstanding and no intention to issue any such shares in the future and created a new convertible series of preferred stock, 5% Series B-1 Preferred, consisting of 6,000,000 shares. The Series B-1 Preferred has a stated value of $1.00 per share and ranks senior to all other classes of the Company’s securities, will be entitled to a 5% cash dividend payable monthly in arrears, and are convertible into shares of our common stock on a one for one basis at the option of the holder, subject to automatic conversion by us upon either the five year anniversary of the date of issuance or in the event of a change of control of our company as defined in the designations. Additionally, the Company returned all of the previously designated Series B, Series C, and Series D Convertible Preferred Stock to the status of authorized but undesignated and unissued shares.

During the period from October 1, 2019 through November 6, 2019 Mr. W. Kip Speyer, an executive officer and member of our board of directors, purchased an aggregate of 400,000 shares of Series A-1 Preferred at a purchase price of $0.50 per share. A total of 2,000,000 shares were designated for the 10% Series A-1 Convertible Preferred Stock (“Series A-1 Preferred”). The Series A-1 Preferred has a stated value of $0.50 per share and ranks senior to all other classes of the Company’s securities, will be entitled to a 10% cash dividend payable monthly in arrears, and are convertible into shares of our common stock on a one for one basis at the option of the holder, subject to automatic conversion by us upon either the five year anniversary of the date of issuance or in the event of a change of control of our company as defined in the designations The Company used the proceeds from these sales for working capital.

On November 8, 2019, the Company and News Distribution Network, Inc., (“NDN”) a Delaware corporation, (formerly known as Inform Inc.) executed an Agreement and Plan of Merger. The consideration in the transaction is the forgiveness of the Notes Receivable of $1,156,887 and shares of the Company’s common stock not to exceed 22,000,000 shares in exchange for all of the outstanding shares of NDN.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended September 30, 2019 and 2018 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 12, 2019 (the “2018 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three and nine months ended September 30, 2019 and 2018 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2018 is derived from our audited consolidated financial statements appearing in the 2018 10-K.

Executive Overview of Third Quarter 2019 Results

Our key user metrics and financial results for the second quarter of 2019, both for the three and nine months ended September 30, 2019, which include certain charges related to our financing with Spartan Capital, are more fully discussed and described on page 31 and should be read in context with the disclosure on this page. The third quarter results are as follows:

User metrics:

●	Quarterly ad impressions delivered were approximately 2.052 billion in the third quarter of 2019 and approximately 4.294 billion for the nine months ended September 30, 2019;

●	Delivered over 165 million advertisements on our owned and managed websites during the nine months ended September 30, 2019.

Third quarter 2019 financial results:

●	Advertising revenue increased 1,039% in the three months ended September 30, 2019 from the same period of 2018, 478% of the increase is attributable to organic growth with the remainder due to the acquisition of S&W. Advertising revenue increased 237% in the nine months ended September 30, 2019 from the same period of 2018, 132% of the increase is attributable to organic growth with the remainder due to the acquisition of S&W;

●	Gross profit increased 897% in the three months ended September 30, 2019 from the same period of 2018. Gross profit increased 198% in the nine months ended September 30, 2019 from the same period of 2018;

●	Selling, general and administrative expenses increased 240.7% in the three months ended September 30, 2019 from the same period of 2018. Selling, general and administrative expenses increased 64.8% in the nine months ended September 30, 2019 from the same period of 2018;

●	Loss from continuing operations was $(3,276,650) for the nine months ended September 30, 2019 as compared to $(2,696,688) for the comparable period in 2018;

●	Net loss attributable to common shareholders was $(3,652,519) for the nine months ended September 30, 2019 as compared to $(2,811,749) for the comparable period in 2018;

●	Net cash used in operating activities was $(1,502,123) for the first nine months of 2019 as compared to $(2,972,490) for the nine months of 2018.

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

Key initiatives

Our growth strategy is based upon:

●	completing and launching the Bright Mountain Media advertising solutions marketplace;

●	expanding our sales revenues through organic growth;

●	continuing to pursue acquisition candidates that are strategic our business plan;

●	evaluating expenses attributed to our non-strategic business lines; and

●	continuing to automate our processes and reduce overhead where possible without impacting our customer experience

Results of operations

Revenues, Cost of Revenue, and Gross Profit Margins

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change

Advertising revenues	$2,113,276	$185,417	$1,927,859	1,040%	$3,915,326	$1,159,751	$2,755,575	237%
Total cost of revenue	$1,432,922	$117,175	$1,315,747	1,123%	$2,874,076	$810,744	$2,063,332	254%
Gross Profit	$680,354	$68,242	$612,112	897%	$1,041,250	$349,007	$692,243	198%
Gross profit margin as a percentage of advertising revenues	32.2%	36.8%			26.6%	30.1%

Our advertising revenue for the third quarter of 2019 was 1,040% higher than the comparable period in 2018. $828,626 or 478% of the increase is attributable to organic growth with the remaining $1,099,233 due to the acquisition of S&W during the quarter. The organic growth is due to the increased activity with our existing customers and the acquisition of a significant key customer during the fourth quarter of 2018.

Our advertising revenue for the nine months of 2019 was 237% higher than the comparable period in 2018. $1,656,342 or 143% of the increase is attributable to organic growth with the remaining $1,099,233 due to the acquisition of S&W during the quarter. The organic growth is due to the increased activity with our existing customers and the acquisition of a significant key customer during the fourth quarter of 2018.

We incur costs of sales associated with the advertising revenue. These costs include revenue share payments to media providers and website publishers.

The gross profit margin decreased in the third quarter of 2019 due to increased platform fees.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change

Selling, general and administrative expense	$2,734,203	$802,423	$1,931,780	240.7%	$4,454,606	$2,703,615	$1,750,991	64.8%
Gross profit margin as a percentage of Selling, general and administrative expense	34.6%	36.8%			27.6%	30.1%

The components of selling, general and administration expense increases are attributable to $1,205,000 of consulting fees to Spartan Capital in connection with the acquisition of S&W in the third quarter of 2019, along with increases in payroll expense based on the increase in personnel associated with continuing operations. $552,137 of the increase in both the three and nine month periods are attributable the operating activities of S&W, which are not reflected in the prior period expenses. The Company has also increased its expenses associated with legal and other professional associated with the S&W acquisition and the acquisition of NDN, which closed subsequent the end of the third quarter of 2019.

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

Total other income (expense)

Total other income (expense) for the nine months ended September 30, 2019 and 2018 of $134,590 and $(342,081), respectively, primarily reflects a $122,500 extinguishment of the publisher payments liability. Interest expense related party and non-related party debt declined during the first quarter of 2019 due to the November 2018 exchange of the related party notes payable for preferred stock and repayment of debt.

Discontinued Operations

The Company discontinued its E-commerce business in the fourth quarter of 2018. The loss on discontinued operations was $(174,021) and $(56,991) for the nine months ended September 30, 2019 and 2018, respectively. Revenues from discontinued operations significantly decreased during the period, from $897,536 in 2018 to $103,266 for the same period in 2019, Selling, general and administrative expenses related to these operations decreased from $275,886 in 2018 to $242,395 for the nine months ended September 30, 2019.

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

Non-GAAP financial measure (continued)

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss from continuing operations	$(2,050,182)	$(850,568)	$(3,276,650)	$(2,696,688)
plus:
Stock compensation expense	15,693	6,863	28,804	19,961
Depreciation expense	3,563	6,513	5,613	14,235
Acquisition consulting expense	1,205,000	-	1,205,000	-
Amortization expense	53,809	100,317	120,668	318,043
Interest expense and interest expense – related party	12,567	111,501	25,191	41,217
	$(759,550)	$(625,374)	$(1,891,374)	$(2,303,232)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at September 30, 2019 as compared to December 31, 2018.

	September 30, 2019	December 31, 2018
Total current assets	$6,061,803	$2,473,630
Total current liabilities	6,948,674	1,591,681
Working capital	$(886,871)	$881,949

The increase in cash and increase in the working capital is a result of cash proceeds from the sale of equity securities in three private placements during the nine months ended September 30, 2019. The increase in our current assets is mostly reflective of an increase in cash balances, notes receivable, and prepaid expenses offset by the decrease in current assets due to discontinued operations.

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In 2019 we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2018. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at September 30, 2019.

We do not have any commitments for capital expenditures. During the fourth quarter of 2018 we loaned Kubient, Inc. $75,000 under the terms of a promissory note. Additionally, promissory notes payable in the aggregate amount of $165,163 are due to three members of DEM as partial consideration in our acquisition of that entity, which became due in September 2018, and has not been paid pending the settlement of, or conclusion of, the litigation described in Note 11 – Commitments and Contingencies.

Going concern and management’s liquidity plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of ($3,450,671) and used net cash in operating activities of $(1,502,123) for the nine months ended September 30, 2019. The Company had an accumulated deficit of ($20,493,637) at September 30, 2019.

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

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically we have been dependent upon loans and equity purchases from Mr. W. Kip Speyer, an executive officer and member of our board of directors and sales of equity securities to accredited investors, to provide adequate funds to meet our working capital needs. During the nine months ended September 30, 2019 we raised $1,285,430 through the sale of our securities in two private placements. While we estimate that we need a minimum of $3 million in additional working capital to provide sufficient funds to pay our operating expenses and fund our development over the next 12 months, we believe that if we are successful the anticipated revenues from our advertising segment will have a significant impact on our revenues and results of operations in future periods. While we have engaged a placement agent to assist us in raising capital, the placement agent is acting on a best efforts basis and there are no assurances we will be successful in raising additional capital during the balance of 2019 and 2020 through the sale of our securities. Any delay in raising sufficient funds will delay the implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, most particularly from our advertising segment, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses to conserve our working capital.

Summary of cash flows

	September 30, 2019
	2019	2018
Net cash (used in) operating activities	$(1,502,123)	$(3,224,600)
Net cash (used in) provided by investing activities	$(492,389)	$887
Net cash provided by financing activities	$1,545,728	$3,474,350
Net (decrease) increase in cash and cash equivalents including cash and cash equivalents classified within assets related to discontinued operations	$(454,937)	$413,389

During the nine months ended September 30, 2019, we used cash primarily to fund our net loss of $3,450,671 for the period, decrease in prepaid items of $452,231 for the period, an increase in accounts receivable of $808,812, and $1,078,205 of accounts payable and accrued expenses of $1,070,498. During the nine months ended September 30, 2018, we used cash primarily to fund our net loss of $2,753,680 for the period, as well as an increase in prepaid expenses of $688,101, offset by lower accounts payable of $543,891.

The decrease in net cash used in investing activities in 2019 is attributable to $1,156,887 of loans granted to NDN, offset by $603,744 of cash acquired in the acquisition of S&W, $77,500 of loan repayments from notes receivable, $16,036 paid for furniture and fixture purchases, and $8,000 paid for the acquisition in 2019 of a Facebook page.

During the nine months ended September 30, 2019 the Company raised $1,651,410 through the sale of equity securities in three private placement memorandums and $250,000 of preferred stock. During 2018 the Company raised $1,737,000, net for sale of common stock and $255,000 of preferred shares.

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

Off balance sheet arrangements

As of the date of this report, we have off balance sheet debt of $750,000 due to the previous shareholders of S&W. During the three and nine months ended September 30, 2019, the company acquired S&W for a combination of common stock and notes payable. Due to uncertainties associated with the Notes Payable resulting from the acquisition of S&W, see Note 4, the Company has not included the value of the Notes Payable within the purchase price and/or related assets acquired in the acquisition. These off-balance sheet arrangements are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Thereafter, between July16, 2019 and November 13, 2019, we sold an aggregate of 165,000 units of our securities at a purchase price of $0.50 per unit to 4 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D, with each unit consisting of one share of our common stock, one five-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.75 per share and one five-year common stock warrant to purchase one share of common stock at an exercise price of $1.00 per share (the “Current Inform Offering”). We received $82,500 in proceeds and we did not pay any commissions or finder’s fees for these sales. We used $74,250 of these proceeds to lend to Inform and used the balance for general working capital.

Between January 28, 2019 and November 13, 2019, we sold an aggregate of 750,000 units of our securities to three accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D of that act resulting in gross proceeds to us of $300,000. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share. We did not pay any commissions or finder’s fees for these sales.

During the period from August 2, 2019 through November 13, 2019, Mr. W. Kip Speyer, an executive officer and member of our board of directors, purchased an aggregate of 500,000 shares of our newly created 10% Series A-1 Convertible Preferred Stock at a purchase price of $0.50 per share. Mr. Speyer is an accredited investor and the issuance and sales of these shares were exempt from registration under the Securities Act in reliance on exemptions provided by Sections 4(a)(2) and Rule 506(b) or Regulation D. We did not pay any commissions or finder’s fees. The Company used the proceeds of $250,000 from these sales for working capital.

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

BRIGHT MOUNTAIN MEDIA, INC.

November 19, 2019	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

	By:	/s/ Alan Bergman
Alan Bergman, Chief Financial Officer

