Form 10-K
period 2019-12-31
Bright Mountain Media, Inc.
filed 2020-05-14
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __TO__

COMMISSION FILE NUMBER: 000-54887

BRIGHT MOUNTAIN MEDIA, INC.

(Exact name of registrant as specified in its charter)

Florida	27-2977890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: 561-998-2440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not (§229.405 of this chapter) contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $52,008,628 on June 30, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 108,576,295 shares of common stock are issued and outstanding as of May 14, 2020.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “our,” “us,” and similar terms refers to Bright Mountain Media, Inc., a Florida corporation, and our subsidiaries. In addition, “fourth quarter of 2019” refers to the three months ended December 31, 2019, “2019” refers to the year ended December 31, 2019, “fourth quarter of 2018” refers to the three months ended December 31, 20 “2018” refers to the year ended December 31, 2018 and “2019” refers to the year ending December 31, 2019.

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

Bright Mountain Media Ad Network Business

While we are currently accessing third party RTB platforms, we are currently working on the development of our own proprietary RTB platform, display and video ad serving software, and header bidding technology, as we move to vertically integrate higher margin software products into our ad network business model. The platform, which is the pre-Alpha stage, is being developed for us by AdsRemedy, a third party consulting firm that provides support services to us.

Our new platform is expected to have a significant impact on our revenues and its capabilities will include:

●	server integration with several ad exchanges, making for extremely quick ad deployments;
●	leading targeting technology, allowing advertisers to pinpoint their marketing efforts to reach various demographics across mobile, tablet, and desktop;
●	capable of handling any ad format, including video, display, and native ads;
●	ad serving and self-service features; and
●	ability for advertisers and publishers to conduct private deals.

We believe that the exit from the E-Commerce business will have the following benefits during 2019 and beyond:

●	allow us to concentrate all our efforts on the Ad Network, advertising technology, and advertising software business; and
●	change the digital market for young male audiences and advertisers by being the first vertically integrated publisher/ad network in our demographic.

S&W Programmatic Business

In August 2019, the Company acquired S&W, a data-driven marketing company which utilizes programmatic solutions for over the top, or “OTT”, video and mobile advertising. Leveraging machine learning data, S&W provides technology for content creators to deploy, distribute, and monetize their content. The technology platform utilized by S&W automation tools consisted of a nano–service based architecture that integrates with multiple partner application program interfaces, or APIs, and automatically executes thousands of different complex and tedious tasks such as optimization, black/white listing, and bid adjustments. S&W’s tools are designed in a generic way so it can integrate new partner APIs within hours. Leveraged for a variety of different tasks, S&W’s algorithms are based on data, buying trends, and forecasts to implement into its ad stack and programmatic capabilities. Its self–service platform enables ease of use for its advertising partners to permit seamless integration into S&W’s marketplace, and its large scale video–serving system cluster downloads and indexes terabytes of video content from multiple sources and redistributes them to a plethora of client–side applications including Roku, Android, Fire–TV, Apple–TV.

MediaHouse Video Content Business

In November 2019, the Company acquired News Distribution Network, a leading data-driven technology solution for the syndication and monetization of contextually relevant, personalized premium video content. Following the acquisition, NDN changed its name to MediaHouse. MediaHouse solves the industry’s supply challenge for premium video by creating hundreds of millions of new video streams and impression opportunities across the most desirable online publishing destinations in the United States. MediaHouse’s code has been embedded in 4,700 premium newspaper, news media, magazine, television and radio sites today, allowing MediaHouse the unique insight into the intersection of how a user is consuming and engaging in a page, video content and advertising.

We plan to leverage the services offered to the existing customers of Bright Mountain Media’s legacy business, S&W, and MediaHouse across the spectrum of the combined customer base.

Our Strategy

Our business strategy focuses on two primary elements:

●	first , the organic growth of our existing Ad Network and owned and operated websites.
●	second , the very selective acquisition of related businesses in our space that are complimentary to our growth strategy.

To implement this strategy, we intend to:

●	accelerate the organic growth of Bright Mountain Media through the addition of internally developed software products that will vertically integrate our business model through our own ad serving, header bidding and owned RTB platform which will increase sales and gross profit margins; and
●	leverage our Management and Acquisition Agreement with Spartan Capital described earlier in this prospectus to help locate and introduce companies in our space that will compliment our acquisition business strategy.

Currently, in addition to our corporate website, www.brightmountainmedia.com, we own the following website properties which we have acquired or developed:

●	Advertisetothemilitary.com	●	Militaryhousingrentals.com

●	Bootcamp4me.com	●	Popularmilitary.com

●	Bootcamp4me.org	●	Thebrightnetwork.com

●	Leoaffairs.com	●	Thebright.com

●	Coastguardnews.com	●	Thebrightmail.com

●	Fdcareers.com	●	Usmclife.com

●	Thebravestonline.com	●	Wardocumentaryfilms.com

●	Firefightingnews.com	●	Warisboring.com

●	JQPublicblog.com	●	Welcomehomeblog.com

We also partner on six additional websites, havokjournal.com, Article107News.com, 24HourCampFire.com, RetailSalute.com, ChicagoFireWire.com, and yuuut.com, under revenue sharing arrangements.

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

MediaHouse

MediaHouse’s native technology powers the developed predictive and personalized digital media platform. This technology enables content matching and automated delivery of hundreds of millions of premium video impressions daily.

MediaHouse’s multi-dimensional data allows for the increase of video consumption and engagement, thereby building the right environment for the user and advertiser with regards to placement, type and length of video content, and video provider. By delivering this personalized experience to the user, MediaHouse is able to increase the effective CPM of a user’s session, the yield to a publisher, and increase KPIs for advertisers.

With attractive audience demographics, quality content, and a brand-safe environment for advertisers, MediaHouse is able to command premium CPMs and is consistently oversold. The Company has developed, and continues to create, technology solutions to automate the process of integrating videos in articles, including suggesting relevant video based on the text of the article. These automated solutions create a highly scalable way to increase the inventory of quality video content across the web.

The Company provides the services through three distinct Players. Players are electronic vehicles which provide video advertisements to be embedded and viewed on publisher websites and OTT platforms. Players can be embedded for either a pre-video roll, mid-point video roll or as a right rail billboard platform. All of our subsidiaries utilize these players with their respective publisher base.

● In-story Video Player – Contextually relevant content added to the story by an internal or external editor. There are 2 preferred ways to get in-story video on the page: A) Perfect Pixel, and B) Digital Media Exchange. Through both Perfect Pixel and the DME, you can search and discover your own video content as well as have access to a rich video library from over 400 different local and national sources. The recommended player behavior is ‘polite autostart’ where the reader gets to decide which video experience is best for them and their preferences are remembered. This alleviates the pressure from the site having to choose (or force) a certain player behavior that may not yield the expected amount of engagement and revenue. On average, with ‘polite autostart’ we see an average increase of 6X in the inventory when compared to click-to-play.

● Promo Player – Requires no effort from the site, this is an editorial content recirculation unit that lives in-between paragraphs, ensures user engagement, monetization and page view lift. Although it looks like a video unit, the Promo Player is composed of stitched images that we dynamically create from an RSS feed of editorial content. Ads are called once the page loads and are served once the unit is in view. Ads are muted and do not float.

● RMM Player - Requires no effort from the site, this is a video advertising unit that typically lives in the rail. It ensures monetization and video exposure. Playlists that feed this player are managed by the NDN content team (or can be managed by the site.) Upon page load, the player plays a 6-second video preview as a teaser, then muted ads are served.

S&W

S&W is a data–driven marketing business which utilizes programmatic solutions for video, mobile, and over the top (“OTT”) advertising. The technology is based on machine learning data which S&W provides a technology platform for content creators to deploy, distribute, and monetize their content. S&W generates approximately 60% of its revenues from its video department, with the balance of approximately 40% from its mobile and display department.

The Video department includes:

● Video Ads Marketplace – S&W’s video platform has over 230 million monthly impressions appearing on 150 markets worldwide with over 2000 apps and web publishers as well as over 1500 ads.txt implemented publishers at any given time. Advertising agencies and brands around the world use S&W’s platform to sell and buy cross–screen video advertising to meet their key performance indicator needs. S&W provides video solutions across in–stream, out–stream, in–text and mobile video ad units and provides support for multiple other video formats with cross–device capabilities;

● Programmatic Ads – S&W’s deep neural networks predict real–time bidding patterns leveraging algorithms to choose the best monetization channels for each user segment and it has terabytes of behavioral data to optimize digital publishing assets. With a focus on high–quality programmatic video advertising for mobile and desktop platforms, S&W manages an in–house programmatic marketplace to combine the largest supply side platforms, or SSPs, demand side platforms, or DSPs, and real–time bidding trade desks, or RTBs. S&W’s data driven mobile and desktop advertisement solutions integrate into the largest inventory sources of premium mobile and display, RTB, private marketplaces, or PMP, deal identifiers, ad automation, and direct campaigns; and

● OTT/CTV – Owning over 20 CTV applications across ROKU, Apple TV, Amazon Fire, and Android TV allows S&W to organically and strategically expand its core ad business. SDK/cross platform porting allows S&W to build and deploy new apps in minutes. Since the release of its apps in August 2018, S&W has over 700,000 installs organically and a content library of over 50,000 videos. S&W’s current focus is on content, distribution and securing preinstalled deals with OTT companies. S&W’s pending release on KPN in the Netherlands is expected to expose it to over 3 million pre–installed users. In addition, S&W partners with technology providers, such as Netrange, which places S&W apps as pre–installed offerings on Sharp, Hisense, TCL, and Philips smart TVs, among other brands.

The Mobile and Display department includes software referred to as AdservME – a RTB SSP/DSP which processes over 10 billion ad requests daily. AdservME supports any ad format available via OpenRtb, such as In app, mobile web, desktop, native and video, and any ad format available via XML such as pop up, extension traffic, search and push notifications. AdservME’s self–serving advertising, or SSA, platform enables direct advertisers of any vertical to achieve their key performance indicators and return on investments.

The Technology Platform includes S&W’s automation tools consisting of a nano–service based architecture that integrates with multiple partner application program interfaces, or APIs, and automatically executes thousands of different complex and tedious tasks such as optimization, black/white listing, and bid adjustments. S&W’s tools are designed in a generic way so new partner APIs can be integrated within hours. Leveraged for a variety of different tasks, S&W’s algorithms are based on data, buying trends, and forecasts to implement into its ad stack and programmatic capabilities. Its self–service platform enables ease of use for its advertising partners to permit seamless integration into S&W’s marketplace, and its large scale video–serving system cluster downloads and indexes terabytes of video content from multiple sources and redistributes them to a plethora of client–side applications including Roku, Android, Fire–TV, Apple–TV.

Bright Mountain

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

“BRIGHT MOUNTAIN” Service Mark.

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

The exit from all of our E-commerce businesses at December 31, 2018 allows Bright Mountain to concentrate all of our resources to our best and fastest growing business opportunities. The Bright Mountain Media business strategy focuses on two primary elements:

●	first, the organic growth of our existing Ad Network and owned and operated websites.
●	second, the very selective acquisition of related businesses in our space that are complementary to our growth strategy.

To implement this strategy, we intend to:

●	accelerate the organic growth of Bright Mountain Media through the addition of internally developed software products that will vertically integrate our business model through our own ad serving, header bidding and owned RTB platform which will increase sales and gross profit margins; and
●	leverage our Management and Acquisition Agreement with Spartan Capital Securities, LLC (“Spartan Capital”) to help locate and introduce companies in our space that will complement our acquisition business strategy.

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

The decision to exit all components of our product segment have resulted in these businesses being accounted for as discontinued operations. We recorded a loss, net of income taxes, of $136,734 in 2019 for the discontinued operations.

During 2019, we are aggressively marketing the remaining Bright Watches’ inventory in an effort to liquidate such inventory as quickly as possible. In addition, in March 2019 we sold the assets which were used in our Black Helmet apparel E-Commerce business to an unaffiliated third party for $175,000, of which $20,000 was paid at closing and the balance is payable under the terms of a promissory note in the principal amount of $155,000 and bearing interest at 15% per annum. The note is secured by a guarantee of the principal of the purchaser.

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

Most of our competitors have significantly greater financial, technical, marketing and distribution resources as well as greater experience in the industry than we have. There are no assurances we will ever be able to effectively compete in our marketplace. Our websites, ad technology, and monetization solutions may not be competitive with other technologies and/or our websites, ad technology, and monetization solutions may be displaced by newer technology. If this happens, our sales and revenues will likely decline. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Customers

Our customers are various advertisers, advertising agencies, and advertising service organizations all seeking to have their respective advertisements placed on one of the many platforms serviced by the Company. During 2019, two customers represented approximately 21.7% of the total revenues for the company.

Government regulation

Interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, has come under increasing scrutiny by legislative, regulatory, and self- regulatory bodies in the United States and abroad that focus on consumer protection or data privacy. In particular, this scrutiny has focused on the use of cookies and other technology to collect or aggregate information about Internet users’ online browsing activity. Because we, and our clients, rely upon large volumes of such data collected primarily through cookies, it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.

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

There are also a number of specific laws and regulations governing the collection and use of certain types of consumer data relevant to our business. For example, the Children’s Online Privacy Protection Act (“COPPA”), imposes restrictions on the collection and use of data about users of child-directed websites. To comply with COPPA, we have taken various steps to implement a system that: (i) flags seller-identified child-directed sites to buyers, (ii) limits advertisers’ ability to serve interest-based advertisements, (iii) helps limit the types of information that our advertisers have access to when placing advertisements on child- directed sites, and (iv) limits the data that we collect and use on such child-directed sites.

The use and transfer of personal data in EU member states is currently governed under the EU Data Protection Directive, which generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. We have relied on alternative compliance measures, which are complex, which may be subject to legal challenge, and which directly subject us to regulatory enforcement by data protection authorities located in the European Union. By relying on these alternative compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Further, some of these alternative compliance measures are facing legal challenges, which, if successful, could invalidate the alternative compliance measures that we currently rely on. It may take us significant time, resources, and effort to restructure our business and/or rely on another legally sufficient compliance measure. In addition, the European Union has finalized the General Data Protection Regulation (“GDPR”), which will become effective in May 2018. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe; among other requirements, the GDPR obligates companies that process large amounts of personal data about EU residents to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Further, the European Union is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. The ePrivacy Regulation propose burdensome requirements around obtaining consent, and impose fines for violations that are materially higher than those imposed under the Cookie Directive.

The UK’s decision to leave the European Union may add cost and complexity to our compliance efforts. If UK and EU privacy and data protection laws and regulations diverge, we will be required to implement alternative EU compliance measures and adapt separately to any new UK requirements.

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

Beyond laws and regulations, we are also members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data, including the Internet Advertising Bureau (“IAB”), the Digital Advertising Alliance, the Network Advertising Initiative, and the Europe Interactive Digital Advertising Alliance. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we provide consumers with notice via our privacy policy about our use of cookies and other technologies to collect consumer data, and of our collection and use of consumer data to deliver interest-based advertisements. We also allow consumers to opt-out from the use of data we collect for purposes of interest-based advertising through a mechanism on our website, linked through our privacy policy as well as through portals maintained by some of these self-regulatory bodies. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.

Employees

At May 14, 2020 we had fifty-four full-time and one part-time employees. We also utilize the services of eleven independent contractors who provide content, operational and website services.

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

RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES.

We incurred net losses of $3,402,023 and $5,224,064, respectively, for 2019 and 2018, which includes losses of $136,734 and $1,092,750, respectively, for discontinued operations. At December 31, 2019 we had an accumulated deficit of $20,444,989. While our revenues increased 303.2% for 2019 from 2018, our gross profit margin decreased from 20.6% in 2018 to 15.1% in 2019. In addition, in 2019 our selling, general and administrative expenses, or “SG&A”, increased 128.9% in 2019 from 2018. We anticipate that our SG&A will continue to increase in 2020 and beyond, and we may continue to incur losses in future periods until such time, if ever, as we are successful in significantly increasing our revenues and gross profit to a level to fund our operating expenses. There are no assurances that we will be able to significantly increase our revenues and gross profit to a level which supports profitable operations and provides sufficient funds to pay our operating expenses and other obligations as they become due.

WE ARE DEPENDENT UPON SALES OF EQUITY SECURITIES AND LOANS FROM OUR CHIEF EXECUTIVE OFFICER TO PROVIDE OPERATING CAPITAL.

We do not generate sufficient gross profit to pay our operating expenses and we reported losses from continuing operations of $6,812,563 and $4,131,314 in 2019 and 2018, respectively. Historically we have been dependent upon the purchase of equity securities or convertible notes by Mr. Kip Speyer, our Chief Executive Officer, to provide operating capital. During 2019 and 2018 he invested $588,000 and $530,000, respectively, in our company. During 2019 and 2018 we paid him $180,931 and $281,882 respectively, in dividend and interest payments on these investments. In addition, during 2019 we raised $1,644,480 through the sale of our equity securities in private placements, and $600,000 through the sale of our Series A-1 preferred stock. Between January 2020 and May 2020, we raised $ 3,001,250 through the sale of our equity securities in private placements. After payment of the cash commissions of $300,125 and non-accountable expense allowance of $150,063 to Spartan Capital, a broker dealer and member of FINRA who served as placement agent in the offerings, we used $890,188 of the gross proceeds of $3,001,250 to pay Spartan $590,063 in fees, $300,125 in commissions, and are using the balance for working capital, including to fund our operating loss. While we expect to seek to raise additional working capital through the sale of our securities in private or public transactions, we are not a party to any binding agreements and there are no assurances we will be able to raise any additional third party capital. Mr. Speyer is also under no obligation to continue to lend us money or purchase equity securities from us. If we are not able to raise sufficient additional working capital as needed, absent a significant increase in our revenues we may be unable to grow our company.

THE COMPANY’S ECONOMIC PERFORMANCE HAS RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $20,444,989 at December 31, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WE ARE DEPENDENT ON REVENUES FROM A LIMITED NUMBER OF CUSTOMERS.

For 2019 revenues from one large customer accounted for approximately 13% of our revenues. The loss of this customer could have a material adverse impact on our results of operations in future periods. During 2019, the Company acquired both S&W and MediaHouse, each with their own customer base. Historically, the average customer life for S&W and MediaHouse are 2.5 and 4.0 years, respectively.

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

WE DEPEND ON THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER AND OUR CHIEF OPERATING OFFICER OF OUR BRIGHT MOUNTAIN, LLC DIVISION. THE LOSS OF EITHER OF THEIR SERVICES COULD HARM OUR ABILITY TO OPERATE OUR BUSINESS IN FUTURE PERIODS.

Our success largely depends on the efforts, reputation and abilities of W. Kip Speyer, our Chief Executive Officer, and Todd F. Speyer, Chief Operating Officer of our Bright Mountain, LLC division. While we are a party to an employment agreement with Mr. Kip Speyer and do not expect to lose his services in the foreseeable future, the loss of the services of Mr. Kip Speyer could materially harm our business and operations in future periods. We are not a party to an employment agreement with Mr. Todd Speyer, his son. While we do not expect to lose the services of Mr. Todd Speyer in the foreseeable future, if he should choose to leave our company our business and operations could be harmed until such time as we were able to engage a suitable replacement for him.

WE MUST HIRE, INTEGRATE AND/OR RETAIN QUALIFIED PERSONNEL TO SUPPORT OUR EXPECTED BUSINESS EXPANSION.

Our success also depends on our ability to attract, train and retain qualified personnel. In addition, because our users must perceive the content of our websites as having been created by credible and notable sources, our success also depends on the name recognition and reputation of our editorial staff. Competition for qualified personnel is intense and we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract and retain qualified personnel, our business will suffer, and we may be unable to timely meet our reporting obligations under Federal securities laws.

WE DELIVER ADVERTISEMENTS TO USERS FROM THIRD-PARTY AD NETWORKS WHICH EXPOSES OUR USERS TO CONTENT AND FUNCTIONALITY OVER WHICH WE DO NOT HAVE ULTIMATE CONTROL.

We display pay-per-click, banner, cost per acquisition “CPM”, direct, and other forms of advertisements to users that come from third-party ad networks. We do not control the content and functionality of such third-party advertisements and, while we provide guidelines as to what types of advertisements are acceptable, there can be no assurance that such advertisements will not contain content or functionality that is harmful to users. Our inability to monitor and control what types of advertisements get displayed to users could have a material adverse effect on our business, financial condition, and results of operations.

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

If our services were to be interrupted, it could cause loss of users, customers, and business partners, which could have a material adverse.

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

WE ARE UNABLE TO PREDICT THE IMPACT OF COVID-19 ON OUR BUSINESS.

Because our company operates in the digital advertising industry, unlike a brick and mortar-based company, predicting the impact of the coronavirus pandemic on our company is difficult at this early stage in the viruses US expansion. Thus far, we have experienced a pause in marketing campaigns by a limited number of clients and a potential impact from a number of suppliers. Our office in Hertsliya, Israel is closed due to the stay at home order in place for Israeli residents. We closed our office in Boca Raton, Florida and Atlanta, Georgia and have issued a work from home policy to protect our employees and their families from potential virus transmission among co- workers. Generally, marketing budgets tend to decline in times of a recession. We have started to curtail expenses, including travel and we have issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. We are beginning to experience interruptions in our daily operations, including financial reporting process, as a result of these policies. We expect the revenue impact on our industry could vary dramatically by vertical. For example, we would expect to see less advertising demand from the travel, leisure and hospitality verticals and more advertising demand in the health, technology, insurance and pharmaceutical verticals. We also maintain long-standing relationships with Yahoo!, Google and others that provide access to hundreds of thousands of advertisers from which most of our Real Time Bidding and digital publishing revenue originates. Any adverse impact on the operations of those companies would have a correspondingly adverse impact on our revenues in future periods. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations and our revenues. Should revenues turn downwards both quickly and dramatically, we would not be in a strong position to offset equally as quickly with expenses.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Historically we have reported material weaknesses in our disclosure controls and internal control over financial reporting. These material weaknesses resulted in our failure to timely file our Quarterly Report on Form 10-Q. As required by the rules and regulations of the SEC, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on this assessment, and as described later in this report, our management concluded that as of December 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as a result of material weaknesses. These continuing material weaknesses in our internal control over financial reporting also resulted in a material weakness in our disclosure controls. While we have added a certified public accountant to our finance department, our failure to remediate the material weaknesses or the identification of additional material weaknesses in the future could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock. Please see Item 9A. appearing later in this report.

THE AMOUNT OF WORKING CAPITAL WE HAVE AVAILABLE COULD BE ADVERSELY IMPACTED BY THE AMOUNT OF CASH DIVIDENDS WE PAY AFFILATES.

At May 14, 2020, we have outstanding two series of preferred stock which pays cash dividends which are owned by Mr. W. Kip Speyer, our CEO, and Mr. Richard Rogers, a former member of our board of directors. During 2019 we paid cash dividends of $185,931 to these affiliates. These dividend amounts are in addition to the $8,862 of interest payments we made to Mr. Speyer under the terms of convertible promissory notes which were exchanged for one of the series of outstanding preferred stock in November 2019. The payment of these cash dividends and interest payments reduces the amount of capital we have available to devote to the growth of our company. For additional information on these series of preferred stock please see Note 10 to the notes to our audited consolidated financial statements appearing later in this report.

WE HAVE OUTSTANDING PREFERRED STOCK, CONVERTIBLE NOTES, OPTIONS AND WARRANTS TO PURCHASE APPROXIMATELY 43% OF OUR CURRENTLY OUTSTANDING COMMON STOCK.

At May 14, 2020 we had 108,576,295 shares of our common stock outstanding together with outstanding preferred stock, convertible notes, options and warrants to purchase an aggregate of 33,173,464 shares of common stock. The automatic conversion of the various series of preferred stock and the possible exercise of the warrants and/or options on a cash basis will increase by approximately 30.8% the number of shares of our outstanding common stock, which will have a dilutive effect on our existing shareholders.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

At May 14, 2020 we had common stock warrants outstanding to purchase an aggregate of 24,203,360 shares of our common stock with an exercise price ranging from $0.50 to $1.00 per share, of which 1,500,000 warrants exercisable at $0.65 per share which are held by Spartan Capital are exercisable on a cashless basis. This means that the holder, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. It is possible that the warrant holders will use the cashless exercise feature. In that event, it will deprive us of approximately $975,000 of additional capital which might otherwise be obtained if the warrants were exercised on a cash basis.

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

OUR COMPANY HAS A CONCENTRATION OF STOCK OWNERSHIP AND CONTROL, WHICH MAY HAVE THE EFFECT OF DELAYING, PREVENTING, OR DETERRING A CHANGE OF CONTROL.

Our common stock ownership is highly concentrated. As of May 14, 2020, Mr. W. Kip Speyer, our Chief Executive Officer and Chairman of the Board, together with members of our board of directors and a principal shareholder, beneficially owns approximately 28.9% of our total outstanding shares of common stock. As a result of the concentrated ownership of the stock, Mr. Speyer and our Board may be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

The Company leases office space in Hertsliya, Israel under a long-term non-cancellable operating lease agreement expiring on December 18, 2021. The lease terms require base rent payments of approximately $10,896. Included in other assets is a required security deposit of $58,651.

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

In connection with the matters which lead to our termination for cause of former officers of our Daily Engage Media subsidiary, in July 2018 we filed a Verified Complaint for injunctive relief and damages against Messrs. Harry Pagoulatos and George Rezitis in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida (case number 502018CA008972) alleging their failure, among other things, to provide us with certain login codes and passwords as well as reporting other current information about Daily Engage Media’s business. That matter was removed to the Southern District of Florida, United States District Court and ultimately stayed and closed pending a determination of jurisdiction by the pending New Jersey action described below.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB Tier of the OTC Markets under the symbol “BMTM.” The last sale price of our common stock as reported on the OTCQB on May 14, 2019 was $1.70 per share. As of May 14, 2020, there were approximately 389 record owners of our common stock.

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

During 2019, the Company sold an aggregate of 2,570,860 units of its securities to 20 accredited investors in two private placements exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $1,285,430. A total of 1,270,000 units were sold under the first private placement dated February 14, 2019 at a purchase price of $0.50 per share resulting in gross proceeds of $635,000. Each unit was sold at a purchase price of $0.50, and consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. On April 22, 2019 the Company amended the private placement to include a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. 970,500 units were sold at a purchase price of $0.50 per unit resulting in gross proceeds of $485,250. We used $1,008,225 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition. On July 15, 2019 these two offerings were terminated and replaced with a private placement offering units at a purchase price of $0.50 consisting of one share of common stock, one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share, and a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. A total of 330,360 units were sold under the private placement dated July 15, 2019 units at a purchase price of $0.50 per share resulting in gross proceeds of $165,180. We used $148,662 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition. The investors in the first offering dated February 14, 2019 were required to subscribe for the second warrant offered in the April 22, 2019 amendment in a private placement dated July 11, 2019 which terminated on July 31, 2019 with no ability to extend. A total of 980,000 warrants were issued to eleven investors in the first private placement who subscribed for the second warrant. Three investors did not subscribe for the second warrant. We did not pay any commissions or finder’s fees in this offering. We are using the proceeds for general working capital.

During 2019, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,200,000 shares of Series A-1 Stock at a purchase price of $0.50 per share.

During 2019, the Company sold an aggregate of 750,000 units of its securities to 3 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $300,000. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2019 and 2018 should be read in conjunction with the audited consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A. Risk Factors appearing elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Historically we have operated as a digital media holding company for online assets primarily targeted to the military and public safety sectors. In addition to our corporate website, we own and/or manage 24 websites which are customized to provide our niche users, including active, reserve and retired military, law enforcement, first responders and other public safety employees with products, information and news that we believe may be of interest to them. We also own an ad network which was acquired in September 2017.

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

A key component of our growth is through the acquisition of certain strategic assets to complete a fully integrated platform which reduces the product-to-market process for digital ad delivery to one step. Currently, the digital ad delivery market is very fragmented and inefficient for brands, agencies, and publishers. Inefficiencies have impacted the return on ad spend, the ability to reach the target markets, and the profitability of digital publishers who are responsible for the aggregation of the target demographic. Point solutions exist in various “single-product” companies which can be incorporated into a one integrated platform for all participants in the process to deploy. We are in a very unique position to deploy this strategy successful since our business unit currently span the entire process. With the addition of key strategic assets, we will benefit from scaled solutions, build trust and confidence with ad buyers and publishers, and retain a higher percentage of the ad buy.

In addition, the expansion in our ad network business is a key focus. Our ad network creates revenue from other publisher’s content, as well as our own, in the form of a revenue share based on ad impressions we deliver. For this reason, the managerial focus will be in increasing our total impressions delivered to grow our total advertising revenue. Last year, we delivered approximately 12.4 billion advertising impressions. These impressions include both our targeted demographics and the larger general demographics from our ad network.

During 2019 we have grown our business through sales efforts including:

●	establishing favorable contract terms with many key advertising demand parties;
●	supply relationships with approximately 200 digital publishers;
●	over 400 RTB clients;
●	proprietary software to collect and report results for publisher clients;
●	ability and software to quickly and efficiently detect fraudulent traffic;
●	highly scalable sales and ad operations functions;
●	reactivated significant content, publisher, and direct ad buying relationships; and
●	added key technology related to player behavior, ad products, and customization for key publishers.

We believe that the exit from all of our E-commerce businesses at December 31, 2018 will allow us to concentrate all of our resources to our best and fastest growing business opportunities. While we are presently accessing third party RTB platforms, we are currently working on the development of our own proprietary RTB platform, display and video ad serving software, and header bidding technology, as we move to vertically integrate higher margin software products into our ad network business model. The platform, is being developed for us by AdsRemedy, a third party consulting firm that provides support services to us. During 2019 we completed two acquisitions of complementary companies within our industry resulting in expansion of our RTB platform efforts and direct advertisement placements on various websites.

Going Concern

For the year ended December 31, 2019, we reported a loss from continuing operations of $3,265,289, a loss of $136,734 related to discontinued operations, net cash used in operating activities of $2,669,726 and we had an accumulated deficit of $20,444,798 at December 31, 2019. The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2019 and 2018 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our audited consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to significantly increase our revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

	For the Year Ended
	December 31, 2019
	2019	2018
Revenues	$6,998,810	$1,735,649
Cost of revenues	5,941,868	1,378,377
Gross profit	1,056,942	357,272
Selling, general and administrative expenses	8,001,229	3,494,858
Loss from continuing operations	(6,944,287)	(3,137,586)
Total other income (expense)	131,724	(993,728)
Net loss from continuing operations	(6,812,563)	(4,131,314)
Discontinued operations	(136,734)	(1,092,750)
Net loss before tax	(6,949,297)	(5,224,064)
Income tax benefit	3,547,274	-
Net loss	(3,402,023)	(5,224,064)
Total preferred stock dividends	319,352	111,940
Net loss attributable to common shareholders	$(3,721,375)	$(5,336,004)

Revenue

Advertising revenues increased approximately $5,263,000 or 303% in 2019 over 2018. $1,780,000 or 33% of the increase is attributable to organic growth with the remaining $2,841,000 due to the acquisition of S&W on August 15, 2019 and $642,000 due to the acquisition of MediaHouse on November 18, 2019. The organic growth is due to the increased activity with our existing customers and the acquisition of significant key customers during the fourth quarter of 2019. With our operational focus on expanding the advertising impression business we expect that our revenues will increase in 2020, although there can be no assurances.

Cost of Sales

Cost of sales as a percentage of revenues increased approximately 4%, from approximately 79% in 2018 to approximately 83% in 2019. During 2019 we offered publishers favorable payouts in an effort to attract more publishers to our ad network as we expanded its operations, which resulted in the decrease in our gross profit margins. As we continue to expand our direct ad placement platform operations during 2020 we will seek to increase our gross margins. However, as we operate in a highly competitive industry, there are no assurances our efforts will be successful.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased by approximately $4,563,000 for 2019 compared to 2018. Our selling, general and administrative expenses were 114% of our total revenues for 2019 as compared to 201% for 2018. The increase in our SG&A expenses reflects increases in both cash and non-cash expenses in the 2019 period. During 2019, the increases in our cash SG&A expenses were primarily attributable to acquisition consulting expenses of $3,307,078 associated with both the acquisitions of S&W and MediaHouse. Additionally increases in payroll expense, research and development, and professional fees contributed to the remaining increase in expenses. We experienced approximately $580,000 of additional payroll costs in 2019 resulting from the acquisitions during the year. We incurred approximately $299,000 in research and development costs related to development of new advertising platforms such as CTV and OTT. We incurred additional professional fees of approximately $120,000 in 2019 associated with the acquisitions for legal and accounting services.

SG&A expenses are expected to continue to increase in a controlled manner as we execute our planned growth strategy of increasing website visits both organically and through targeted acquisitions and providing the needed administrative support We are unable at this time, however, to predict the amount of the expected increase.

Total other income (expense)

During 2019, the Company loaned $1,156,887 to Inform, Inc. The loan had a 6% interest rate, resulting in the Company recognizing interest income of approximately $47,000. The Company settled a disputed liability with a vendor resulting in a gain on the settlement of $123,739. The Company incurred approximately $20,000 of interest charges related to an invoice factoring agreement for the S&W subsidiary acquired in August 2019. In 2017, the Company’s Chief Executive Officer, Mr. Speyer, loaned the company $1,460,000 via convertible notes. During 2018, the Company incurred interest expense for these notes of approximately $370,000 including the amortization of the beneficial conversion feature. During 2018, $1,380,000 of the notes were converted into the company’s common stock, resulting in $80,000 of remaining notes payable to Mr. Speyer. In 2019 the company recognized approximately $19,000 of interest expense associated with the debt and the amortization of the beneficial conversion feature.

Discontinued Operations

During the years ended December 31, 2019 and 2018 we recorded a loss from discontinued operations $136,734 and $1,092,750, respectively. The loss is attributable to our product sales segment which was discontinued effective December 31, 2018. As described earlier in this report, the discontinuation of this segment was a strategic decision which we believe permits us to focus our operational efforts on the advertising segment. During 2019 we recognized $0 of impairment losses compared to $326,000 for the 2018 period.

Income Tax Benefit

As of December 31, 2019, the Company has an income tax benefit of $3,547,274 and a deferred tax liability of $581,440 as a result of deferred tax liabilities associated with acquisitions during the year. The deferred tax liability associated with the S&W, a foreign entity, acquisition is $744,960. The deferred tax liability associated with the NDN acquisition is $3,383,754. The Company’s net operating loss carry forwards may be subject to annual limitations if the Company experiences a change of ownership as defined in Section 382 of the Internal Revenue Code. The Company has not conducted a study to determine if a change of ownership has occurred.

Preferred stock dividends

We paid stock dividends on one series of our preferred stock which was held by an unrelated third party, and cash dividends on two additional series of our preferred stock which are held by affiliates. The increase in preferred stock dividends in 2019 from 2018 primarily reflects the exchange of the convertible notes payable to equity by Mr. Speyer as described elsewhere herein. Under the series of preferred issued to him in the exchange we pay him cash dividends which are identical to the interest rate he previously received on the convertible notes, and the shares of preferred will automatically convert into shares of our common stock on the dates and at the same conversion rates as the convertible notes.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2019, we had a balance of cash and cash equivalents of $957,013 and negative working capital of $6,384,412 as compared to cash and cash equivalents of $1,042,457 and working capital of $881,949 at December 31, 2018. The Company is in discussions with various vendors to settle balances due for common stock and/or common stock warrants as opposed to cash.

Our current assets increased approximately $3,299,000 or 233% at December 31, 2019 from December 31, 2018 which reflects the substantial increase in our accounts receivable, current portion of notes receivable, and increases in our prepaid expenses primarily attributable to the two acquisitions during 2019, offset by a decrease in assets of discontinued operations. Our current liabilities increased approximately $10,566,000 or 664% at December 31, 2019 from December 31, 2018 which primarily reflects an increase of approximately $7,703,000 or 1,173% in accounts payable and a $2,763,000 or 577% increase in accrued expenses, and approximately $212,000 of the new right of use lease liability, offset by a decrease of liabilities associated with discontinued operations of approximately $143,000.

During 2019 we raised net proceeds of $1,644,480 through the sale of our securities in private placements, as well as an additional $600,000 through the sale of preferred stock to our Chief Executive Officer. During 2020 we have raised an additional $3,001,250 in net proceeds through the sale of our securities via a private placement memorandum which includes one share and one stock warrant. We issued 6,002,500 shares and 6,002,500 warrants in the transactions. $1,156,187 of the net proceeds raised in 2019 were loaned to Inform, Inc. under the terms of a 6% promissory note in advance of the MediaHouse acquisition. We used the remaining net proceeds to fund our operating losses during 2019.

Our operations do not provide sufficient cash to pay our cash operating expenses and we have historically been dependent upon loans and equity purchases from Mr. Speyer and third-party investors to provide sufficient funds for our operations. During 2019, we were also materially dependent upon the capital raised in the private placements. If we are unable to increase our revenues to a level which provides sufficient funds to pay our operating expenses without relying upon loans and equity purchases from related parties or third party investment capital, our ability to continue to as a going concern are in jeopardy. We expect that we will need to raise an additional $ 5,000,000 in capital during 2020 for use in our operations and acquisitions. We are discussing capital raise options with various investment firms to achieve this objective. Any delay in raising sufficient funds will delay the continued implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses in an effort to conserve our working capital.

Cash flows

Net cash used in operating activities totaled $2,669,726 and $3,970,013 for 2019 and 2018, respectively. During 2019, we used cash primarily to fund our net loss of $3,402,023 for the period as well as increases in prepaid expenses and expansion plans. Cash used during 2018 was used primarily to fund our net loss of $5,224,064 during the period.

Net cash provided by investing activities totaled $697,546 in 2019 as compared to net cash provided by investing activities of $13,970 for 2018. During 2019, cash was acquired in the acquisitions of S&W and MediaHouse of $716,989. Cash used included the purchase of fixed assets in 2019 and 2018 of $0 and $15,183.

Net cash provided by financing activities totaled $1,902,692 and $4,919,312 during 2019 and 2018, respectively. In both periods, cash was provided from the sale of our securities, net of repayments of debt obligations and the payable of cash dividends on our Series E and F convertible preferred stock to related parties.

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

The following is an unaudited reconciliation of net (loss) from continuing operations to adjusted EBITDA for the periods presented:

	For the Year Ended December 31,
	2019	2018
Net loss from continuing operations	$(6,812,563)	$(4,131,314)
plus:
Stock compensation expense	45,674	24,128
Depreciation expense	10,265	13,220
Acquisition expenses	3,307,078	-
Amortization expense	687,529	189,948
Amortization on debt discount	14,001	207,285
Impairment expense	32,000	-
Interest expense	20,077	46,881
Interest expense – related party	19,334	370,963
Loss on extinguishment of convertible debt	-	579,233
Adjusted EBITDA from continuing operations	$(2,676,605)	$(2,699,656)

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, valuation of inventory, intangible assets, and equity-based transactions. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The accompanying audited financial statements for the years ended December 31, 2019 and 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

On January 1, 2019, the Company recognized a ROU asset and a lease liability of approximately $588,000, of which approximately $235,000 is associated with the S&W subsidiary on the consolidated balance sheet.

Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets, the valuation of equity-based transactions, and the valuation allowance on deferred tax assets.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2019 and December 31, 2018, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3
Fair Value at December 31, 2017	$2,871,023
Long term debt added during 2018	90,000
Principal reductions during 2018	(2,651,179)
Adjustment to fair value	—
Balance at December 31, 2018	$309,844
Long term debt additions during 2019	—
Principal reductions during 2019	(64,681)
Adjustment to fair value	—
Balance at December 31, 2019	$245,163

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of December 31, 2019 and 2018, the Company has recorded an allowance for doubtful accounts of $505,401 and $228,779, respectively.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2019 and 2018, non-cash stock-based stock option compensation expense was $45,674 and $24,128, respectively.

Foreign currency translation

Assets and liabilities of the Company’s Israeli subsidiary are translated from Israeli shekels to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period will be included in our statements of comprehensive income. Based on the timing of the acquisition of the Israeli subsidiary, see Note 4, the impact of the currency exchange is immaterial for the year ended December 31, 2019.

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

As of December 31, 2019, tax years 2018, 2017, and 2016 remain open for Internal Revenue Service (“IRS”) audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2019, and 2018 there were 2,017,727 and 1,797,000 common stock equivalent shares outstanding as stock options, respectively; 22,151,720 and 16,319,875 common stock equivalent shares outstanding from warrants to purchase common shares, respectively, 8,044,017 and 6,844,017 common stock equivalents from the conversion of preferred stock, respectively; and 200,000 and 200,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

Segment Information

The Company currently operates in one reporting segment. The services segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners, and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites.

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

ASU 2016-13 also revises the approach to recognizing credit losses for available-for-sale securities by replacing the direct write-down approach with the allowance approach and limiting the allowance to the amount at which the security’s fair value is less than the amortized cost. In addition, ASU 2016-13 provides that the initial allowance for credit losses on purchased credit impaired financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. ASU 2016-13 also expands disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Although early adoption is permitted as of January 1, 2019, the Company has not elected to early adopt this pronouncement. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Although early adoption is permitted as of January 1, 2019, the Company has not elected to early adopt this pronouncement. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

Reclassification

Certain reclassifications have been made to the December 31, 2018 consolidated balance sheet to conform to the December 31, 2019 consolidated balance sheet presentation.

Off balance sheet arrangements

Due to uncertainties associated with certain notes payable resulting from the acquisition of S&W, the Company has not included the value of these notes payable within the purchase price and/or related assets acquired in the acquisition. These off-balance sheet arrangements are reasonably likely to have a future or current effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Included in the acquisition price is contingent consideration of $750,000 paid through the delivery of unsecured, interest-free one and two year promissory notes. As of the date of this report, we are unable to quantify the likelihood of achieving the sales objectives required for payment of the promissory notes.

We do not have any other off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of (i) our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2019, and (ii) continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Chief Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the periods covered by this report. Based upon the evaluation, our Chief Financial Officer who also serves as our principal financial and accounting officer has concluded that the disclosure controls and procedures as of December 31, 2019 were not effective due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the documents entitled “2013 Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2019 and the material weaknesses in internal controls over financial reporting (‘ICFR”) existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2019 our ICFR were not effective at the reasonable assurance level:

●	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel.

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls.

●	Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded;

●	Management evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting was not sufficiently comprehensive due to limited personnel.

●	Ineffective controls and procedures in area of review and preparation of Form 10-K and other filings on a timely basis.

●	Inadequate controls surrounding information provided to third party valuation reports in connection with acquisitions to ensure that the financial information is accurate and free from misstatements.

●	Management calculation of the provision for income taxes and related deferred income taxes were not calculated correctly in accordance with ASC 740, Income Taxes. Management needs to gain a more precise understanding of the components of the income tax provision and deferred income taxes and monitor the differences between the income tax basis and financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, management believes that the consolidated financial statements included in this Form 10-K present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control Remediation Efforts. Management expects to remediate the material weaknesses identified above as follows:

●	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP, U.S. Securities, and Exchange Commission compliance requirements. We have expanded our finance department through the hiring of a certified public accountant to strengthen the segregation of duties, internal controls and enhance our current staff. Management will further expand the accounting and finance function by hiring appropriate staff to resolve this material weakness in 2020.

●	Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation and documentation of those controls and procedures that is expected to commence in 2020.

●	In addition, we expect that the discontinuation of the E-Commerce segment will provide the opportunity for the finance department to focus on enhancing the efficiency and effectiveness of the department functions and reporting, allowing the staff to focus on one segment and revenue stream.

●	The Company plans on evaluating various accounting systems to enhance our system controls.

●	The company plans to bring in consultants as needed to assist with the preparation of financial reports to be filed and ensure filings are made on a timely basis.

●	The company plan to implement controls related to the information to be provided to third party valuation firms to ensure information is accurate and free from misstatements.

●	The Company will provide additional training and development classes for accounting and finance staff regarding current changes in accounting for income taxes and deferred income taxes, pursuant to ASC 740, to enhance their current skills and understanding of the components of deferred taxation and accounting for income taxes.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Name	Age	Positions
W. Kip Speyer	71	Chairman of the Board of Directors, Chief Executive Officer
Greg Peters	58	President, Chief Operating Officer-Bright Mountain Media, Inc.
Alan B. Bergman	51	Chief Financial Officer
Todd F. Speyer	38	Director, Chief Operating Officer-Bright Mountain, LLC
Joey Winshman	31	Director, Chief Marketing Officer of S&W
Charles H. Lichtman	64	Director
Harry Schulman	67	Director
Jack Dunleavy	70	Director

W. Kip Speyer has been our CEO, President and Chairman of the Board since May 2010 and has been serving as our principal financial and accounting officer on an interim basis. From 2005 to 2009 Mr. Speyer served as a director, the president and chief executive officer of Speyer Door and Window, LLC, which was sold to Haddon Windows, LLC (SecuraSeal, LLC, AccuWeld Corporation) in December 2009. From October 2002 to May 2005 Mr. Speyer had been a private investor. Mr. Speyer was president and chief executive officer of Intelligent Systems Software, Inc. from October 2000 through June 2002, whereby Mr. Speyer became chief executive officer of ICAD, Inc. (ICAD: NASDAQ) which was a combination of ISSI and Howtek, Inc. (HOWT:NASDAQ). Mr. Speyer was the president and chief executive officer of Galileo Corporation (GAEO: NASDAQ) from 1998 to 1999. Galileo Corporation changed its name to NetOptix (OPTX: NASDAQ) and was merged with Corning Corporation (GLW: NYSE) in a stock purchase in May 2000. From 1996 to 1998 Mr. Speyer was the president of Leisegang Medical Group, three medical device companies owned by Galileo Corporation. Prior to joining Galileo Corporation, Mr. Speyer founded Leisegang Medical, Inc. and served as its president and chief executive officer from 1986 to 1996. Leisegang Medical, Inc. was a company specializing in medical devices for women’s health. Mr. Speyer is a graduate of Northeastern University, Boston, Massachusetts, where he earned a Bachelor of Science Degree in Business Administration in 1972. Mr. W. Kip Speyer is active in many local charities and is the father of Mr. Todd F. Speyer, our Chief Operating Officer – Bright Mountain, LLC and a director. Mr. Speyer’s experience as the Chief Executive Officer and/or Chairman of the Board of Directors of other public companies were factors considered by our board of directors in concluding that he should be serving as a director of our company.

Greg Peters is a founder, Chairman and Chief Executive Officer of Inform, Inc. Upon the acquisition of NDN in November 2019 by the Company, Mr. Peters became the President and Chief Operating Officer of the Bright Mountain Media, Inc. Mr. Peters has served as the President, CEO, and Board Member of Internap Network Services Corporation (NASDAQ: INAP) and in the 1990s, Mr. Peters was Vice President of International Operations for Advanced Fibre Communications (NASDAQ: TLAB) and Adtran (NASDAQ: ADTN), where he led global expansion to over 40 countries. For nearly a decade, he held increasingly senior positions at AT&T Network Systems, the last being Managing Director of the Middle East and Africa, headquartered in Cairo, Egypt. Mr. Peters conducted business for AT&T in over 60 countries and was responsible for directing the telecommunications recovery and reconstruction efforts in the Persian Gulf Region during and after the Gulf War. Mr. Peters holds multiple issued patents (No. 8,364,693, No. 8,849,814 and No. 8,849,815) focused on methods of searching, sorting and displaying video clips and sound files by relevance. Since November 2011, Mr. Peters led a partnership with the National Center of Missing and Exploited Children (www.missingkids.com). Through this relationship, NDN has assisted the Center in finding over 100 children. Mr. Peters serves on the Board of Reggie Jackson’s Mr. October Foundation. Mr. Peters has served on the alumni board of the Terry School of Business at the University of Georgia, the Technology Association of Georgia Board, the Georgia Chamber of Commerce Board, and the Advisory Board of the Metro Atlanta Chamber. Mr. Peters earned a Bachelor of Business Administration in Finance & Accounting from the University of Georgia and an MBA from Thunderbird. Mr. Peters has continued his educational efforts in executive programs at Harvard, Stanford and Columbia Universities.

Alan B. Bergman has served as our Chief Financial Officer since July 2019. Prior to his appointment, from June 24, 2019 until July 1, 2019 he provided financial and accounting services to our company on a consulting basis. From December 2018 until May 2019, Mr. Bergman served as Vice President Finance of Greenlane Holdings, Inc. (Nasdaq: GNLN) where he oversaw the finance and accounting department for a company in the wholesale and distribution industry. From February 2018 until December 2018 he served as Controller for Boston Proper LLC, a women’s online and catalog retailer, where he oversaw the finance and accounting department. From 2013 until January 2018 Mr. Bergman served as Controller for Woodfield Distribution, LLC, known as WDSrx, a leading logistics services provider within the pharmaceutical industry specializing in prescription and over-the-counter medications and related categories. From 2011 until 2013 he served as Vice President of Finance for Latitude Solutions, Inc. (OTCQB: LATI), a company in the water remediation industry, transitioning into Director of Finance for Walking Tree Farms, a privately-held family office owned by select board members of Latitude Solutions, Inc. From 2009 until 2011 Mr. Bergman was an Audit Manager with Mallah Furman & Co., a PCAOB-registered accounting firm which was acquired by EisnerAmper LLP in 2015, where he planned, performed and supervised financial statement audits in accordance with GAAP, GAAS and the Sarbanes Oxley Act of 2002. From 2005 until 2009 he was a Senior Auditor with Weinberg & Company, P.A., a PCAOB-registered accounting firm, where he planned and performed financial statement audits in accordance with GAAP, GAAS and the Sarbanes Oxley Act of 2002. Mr. Bergman began his accounting career in 2000 with Deloitte & Touche LLP, a national accounting firm, serving as a Staff Associate until 2002 and a Senior Associate from 2002 until 2005. Since 2004 Mr. Bergman, a certified public accountant, has served as an Adjunct Professor at Florida Atlantic University and Millennia Atlantic University, teaching courses in Accounting Theory I, II and III, Managerial Accounting, Advanced Accounting Information Systems and Accounting Capstone. From 2003 to 2005 he was also a facilitator for Deloitte & Touche LLP’s national and local training seminars. Mr. Bergman received a B.S. in Finance from the University of Tampa and a Master of Accounting from the University of Miami.

Todd F. Speyer has been a member of the board of directors and an employee of our company since January 2011, currently serving as our Chief Operating Officer – Bright Mountain, LLC. Mr. Speyer is responsible for the content and operations of our owned websites. For over the previous five and one-half years, he has been responsible for the integration of all website organic growth and acquisitions, including content, design and visitor traffic. Previously, Mr. Speyer was our Director of Business Development, helping locate acquisitions and shaping the website portfolio. Mr. Speyer graduated from Florida State University in 2004 with a Bachelor of Arts Degree in English Literature. Mr. Todd F. Speyer is the son of Mr. W. Kip Speyer, our CEO, President and Chairman. Mr. Speyer’s website development experience as well as his marketing experience were factors considered by our board of directors in concluding that he should be serving as a director of our company.

Joey Winshman has been a member of our Board of Directors since August 2019. Mr. Winshman has served as Chief Marketing Officer of S&W since co-founding the company in February 2015. Since June 2018 he has also served as Chief Marketing Officer of Lumynox, a subsidiary of S&W. Prior to co-founding S&W, from June 2013 until January 2015 Mr. Winshman was Media Manager for Taptica International Ltd., now known as Tremor International Ltd. (AIM: TRMR), a leader in advertising technologies with operations in more than 60 countries. Mr. Winshman, who is a citizen of both Israel and the U.S., received a B.S. in Business Administration, Management Information Systems, from the University of Vermont.

Charles H. Lichtman has been a member of our board of directors since October 2014. Mr. Lichtman is an attorney practicing law since 1980, licensed in Illinois and Florida. He is a founding partner of Berger Singerman LLP since 2001. Mr. Lichtman has been honored as a two time Lawyer of the Year by Best Lawyers in America, and noted by them for his excellence every year since 2009 in the categories of Complex Business Litigation, Securities Litigation, Bankruptcy Litigation and Commercial Litigation. He has also been recognized by Chambers International and received other legal awards from various entities and periodicals. Mr. Lichtman’s professional experience as an attorney was the factor considered by our board of directors in concluding that he should be serving as a director of our company.

Harry D. Schulman has been a member of our Board of Directors since November 2019. For more than 20 years he has served on multiple boards including Baird Capital, a private equity firm managing over $3 billion, Hancock Fabrics, Inc., O2 Media, Inc., QEP and HeZhong International Holdings. He holds a Master’s degree in International Business from the University of Miami and a Bachelor’s degree in Business from the University of Dayton.

Jack Dunleavy has been a member of our Board of Directors since March 2020. Mr. Dunleavy is an inactive Certified Public Accountant spending is career with PricewaterhouseCoopers (PWC). During his tenure with PWC, he was Chairman of the Finance Committee for the PWC Global Firm, a Board member of the PWC US Firm, Partner In-Charge of the Consulting Strategic Accounts, Thought Leader of the Finance and Accounting Practice and Partner In-Charge of the AT&T and Lucent accounts, the largest client engagements of the Firm. Mr. Dunleavy has authored five books on Financial Management and Systems Implementation. Mr. Dunleavy served on the board of directors of NDN, Inc, prior to the inversion which spun-off MediaHouse. He has served as a visiting professor at Tuck School Dartmouth and New York College of Insurance MBA program. Mr. Dunleavy holds a Master’s degree in Business Administration – Accounting from Columbia University, a Bachelor’s degree in English from Forham University, and completed the Executive Program and Tuck School, Dartmouth.

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

Board departure subsequent to December 31, 2019

On March 25, 2020 Richard Rogers and Todd Davenport resigned from our board of directors. Mr. Rogers had been a member of the Board since July 2013. Mr. Davenport had been a member of the Board since February 2012.

Leadership structure, independence of directors and risk oversight

Mr. W. Kip Speyer serves as both our Chief Executive Officer and Chairman of our board of directors. Messrs. Lichtman, Schulman, and Dunleavy are considered independent directors within the meaning of Rule 5605 of the NASDAQ Marketplace Rules, but none are considered a “lead” independent director.

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

Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Charles H. Lichtman		✓	✓
Harry Schulman	✓		✓
Jack Dunleavy	✓	✓

Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

●	the integrity of our financial statements;
●	our compliance with legal and regulatory requirements; and
●	the qualifications and independence of our independent registered public accountants.

The Audit Committee is composed of three directors, each of whom has been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. Two of the members of the Audit Committee are qualified as an “audit committee financial expert” as defined by the SEC. The Audit Committee met four times during 2019.

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

The Compensation Committee is charged with ensuring that our compensation programs are competitive, designed to attract and retain highly qualified directors, officers and employees, encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our shareholders. The Compensation Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. The Compensation Committee did not meet in 2019.

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

The purpose of the Corporate Governance and Nominating Committee is to assess the performance of the board and to make recommendations to the board from time to time, or whenever it shall be called upon to do so, regarding nominees for the board and to ensure our compliance with appropriate corporate governance policies and procedures. The Corporate Governance and Nominating Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. The Corporate Governance and Nominating Committee did not meet in 2019.

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

Director compensation

In December 2017 our board of directors adopted a compensation policy for our independent directors for 2018. Under the terms of the 2018 director compensation policy, independent directors will receive $500 in cash for each board meeting attended and members of any committee of the board receive an additional $250 per committee meeting attended. In November 2019, our board of directors changed the compensation policy to compensate the directors 2,500 stock options for each meeting attended. Our non-independent directors are not compensated for their services.

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2018. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

Director Compensation

Nonqualified
	Fees				deferred
	earned or	Stock	Option	Non-equity	compensation
	paid in	awards	awards	incentive plan	earnings	All other
Name	cash ($)	($)	($)	compensation ($)	($)	Compensation($)	Total ($)
Joey Winshman	—	—	—	—	—	—	—
Jack Dunleavy	—	—	—	—	—	—	—
Harry Schulman	—	—	3,069	—	—	—	3,069
Charles Lichtman	—	—	5,069	—	—	—	5,069

_____________

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;
●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2019; and
●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2019.

For definitional purposes, these individuals are sometimes referred to as the “named executive officer.” The amounts included in the “Stock Awards” column represent the aggregate grant date fair value of the shares of our common stock, computed in accordance with ASC Topic 718.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
W. Kip Speyer,	2019	165,000	—	—	—	—	—	2,400	167,400
Chief Executive Officer	2018	165,000	41,250	—	—	—	—	2,400	208,650
Greg Peters,	2019	40,625	—	—	—	—	—	—	40,625
Chief Operating Officer	2018	—	—	—	—	—	—	—	—
Alan Bergman,	2019	67,500	—	—	—	—	—	—	67,500
Chief Financial Officer	2018	—	—	—	—	—	—	—	—
Todd Speyer	2019	114,583	—	—	—	—	—	—	114,583
Chief Operating Officer –
Bright Mountain, LLC	2018	100,650	—	—	—	—	—	—	100,650

The amount of compensation paid to Mr. W. Kip Speyer excludes $184,111 and $281,882 in interest and dividend payments for 2019 and 2018, respectively.

Employment agreement with our named executive officers

W. Kip Speyer

We have entered into an Executive Employment Agreement with W. Kip Speyer, our Chief Executive Officer, with an effective date of June 1, 2014. Under the terms of this agreement, he is serving as Chairman of the Board, Chief Executive Officer and President of our company. On April 1, 2017, we entered into an amendment to his employment agreement which extended the term for an additional three years, set his base compensation at $165,000 per annum and provided the ability to earn a performance bonus beginning for 2017 based upon annual revenues above $3,000,000 per year and the certain earnings before interest, taxes and depreciation, or “EBITDA,” goals as follows: (i) for annual revenues of $3,000,000 to $3,500,000, a bonus of 25% of his then base salary; (ii) for annual revenues of $3,500,001 to $4,000,000 and a minimum EBITDA of $100,000, a bonus of 40% of his then base salary; (iii) for annual revenues of $4,000,0001 to $4,500,000 and a minimum EBITDA of $150,000, a bonus of 65% of his then base salary; and (iv) for annual revenues of $4,500,001 or greater and a minimum EBITDA of $175,000, a bonus of 80% of this then base salary. Effective April 1, 2020, we entered into an amendment of his employment agreement to adjust his compensation to an annual rate of $325,000 and remove the performance bonus structure.

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

Greg Peters

We have entered into an Executive Employment Agreement with Greg Peters, our Chief Operating Officer and President, with an effective date of April 1, 2020. The employment contract is for a three year period and set his annual compensation at $325,000. The agreement with Mr. Peters will terminate upon his death or disability. In the event we terminate the agreement without cause, we are obligated to give him one years’ notice of our intent to terminate and, at the end of the one-year period, pay an amount equal to two times his annual base salary together with any bonuses which may have been earned as of the date of termination. A constructive termination of the agreement will also occur if we materially breach any term of the agreement. The employment agreement contains customary non-compete and confidentiality provisions. We have also agreed to indemnify Mr. Peters pursuant to the provisions of our amended and restated articles of incorporation and amended and restated by-laws.

Alan Bergman

We are not a party to an employment agreement with Mr. Alan Bergman. His compensation is determined by the board of directors, based upon industry norms.

Todd Speyer

We are not a party to an employment agreement with Mr. Todd Speyer. His compensation is determined by Mr. Kip Speyer, our Chief Executive Officer, based upon industry norms. Mr. Kip Speyer is Mr. Todd Speyer’s father. Mr. Todd Speyer’s compensation may be changed from time to time at the discretion of the compensation committee of the board of directors.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2019, together with unexercised stock options, stock that has not vested and equity incentive plan awards for each of our other executive officers outstanding as of December 31, 2019:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
W. Kip Speyer	—	—	—	—	—	—	—	—	—
Greg Peters	—	—	—	—	—	—	—	—	—
Alan Bergman	—	100,000	—	1.75	7/1/29	—	—	—	—
Todd Speyer	180,000	—	—	0.14	1/3/21	0	0	0	0
	75,000	25,000	—	0.65	10/27/25	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At May 13, 2020, we had 108,576,295 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of that date by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

W. Kip Speyer (1)	30,531,630	29.0%
Greg Peters	2,470,644	2.3%
Alan Bergman	-	-%
Todd F. Speyer (2)	796,500	0.8%
Joey Winshman	4,353,351	4.1%
Harry Schulman	-	-%
Jack Dunleavy	-	-%
Charles H. Lichtman (3)	1,433,536	1.4%
All directors and executive officers as a group (five persons) (1)(2)(3)	39,585,661	37.6%
Andrew A. Handwerker (4)	11,573,578	10.8%

(1)	The number of shares of common stock beneficially owned by Mr. Speyer includes (i) 2,375,000 shares issuable upon the conversion of shares of our 10% Series E convertible preferred stock, (ii) 2,177,233 shares of our common stock issuable upon the conversion of shares of our 12% Series F-1 Convertible Preferred Stock, (iii) 1,408,867 shares of common stock issuable upon the conversion of shares of our 6% Series F-2 Convertible Preferred Stock, (iv) 757,917 shares of our common stock issuable upon the conversion of shares of our 10% Series F-3 Convertible Preferred Stock, (v) 1,200,000 shares of our common stock issuable upon the conversion of shares of our 10% Series A-1 Convertible Preferred Stock, and (vi) 200,000 shares of our common stock issuable upon the conversion of convertible promissory notes in the aggregate principal amount of $80,000 which have a conversion price of $0.40 per share.

(2)	The number of shares of common stock beneficially owned by Mr. Speyer includes 255,000 shares underlying vested stock options.

(3)	The number of shares beneficially owned by Mr. Lichtman includes 126,999 shares underlying vested stock options.

(4)	The number of shares beneficially owned by Mr. Handwerker includes:

●	5,169,500 shares held jointly with his wife; and
●	4,390,888 shares held individually.

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

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:
2011 Stock Option Plan	720,000	0.14	9,000
2013 Stock Option Plan	351,000	0.28	132,000
2015 Stock Option Plan	956,000	0.67	375,000
2019 Stock Option Plan	5,000,000	-	5,000,000
Plans not approved by shareholders:	-	-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related party transactions

Preferred stock purchases

During 2019, Mr. W. Kip Speyer purchased an aggregate of 1,200,000 shares of our 10% Series A-1 Convertible Preferred Stock at a purchase price of $0.50 per share. We used the proceeds from these sales for working capital.

During 2018, Mr. W. Kip Speyer purchased an aggregate of 1,125,500 shares of our 10% Series E Convertible Preferred Stock at a purchase price of $0.40 per share. We used the proceeds from these sales for working capital.

In 2019 and 2018 we paid cash dividends on these outstanding shares of our 10% Series E Convertible Preferred Stock and the three sub-series of our Series F Convertible Preferred Stock described below of $180,931 and $83,232, to Mr. Speyer, respectively.

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

Director independence

Messrs. Schulman, Dunleavy, and Lichtman are considered “independent” within the meaning of meaning of Section 803 of the NYSE American Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by for 2019 and 2018.

	2019	2018
Audit Fees	$291,200	$164,763
Audit-Related Fees	159,550	28,000
Tax Fees	10,520	—
All Other Fees	—	—
Total	$461,270	$192,763

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. Included in this amount for 2019 are fees charged by our prior audit in connection with the application of discontinued operations to our historic 2018 audited consolidated financial statements. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2019 and 2018 were pre- approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial statements.
(1)

●	Reports of Independent Registered Public Accounting Firm;
●	Consolidated balance sheets at December 31, 2019 and 2018;
●	Consolidated statement of operations for the years ended December 31, 2019 and 2018;
●	Consolidated statements of change in shareholders’ equity for the years ended December 31, 2019 and 2018;
●	Consolidated statements of cash flows for the years ended December 31, 2019 and 2018; and
●	Notes to consolidated financial statements.

(b)	Exhibits.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1	Amended and Restated Articles of Incorporation	Form 10	1/31/13	3.3
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/4/15	3.7
3.9	Articles Amendment to the Amended and Restated Articles of Incorporation	8-K	11/13/18	3.10
3.10	Amended and Restated Bylaws	Form 10	1/31/13	3.2
4.1	Form of unit warrant 2018 private placement	10-K	4/2/18	4.1
4.2	Form of placement agent warrant 2018 private placement	10-K	4/2/18	4.2
4.3	Specimen common stock certificate				Filed
4.4	Form of unit warrant 2019 private placement	8-K	1/14/19	4.1
4.5	Form of placement agent warrant 2019 private placement	8-K	1/14/19	4.2
10.1	2011 Stock Option Plan	Form 10	1/31/13	10.1
10.2	2013 Stock Option Plan	10-Q	11/13/13	10.18
10.3	2015 Stock Option Plan	8-K	5/27/15	10.36
10.4	Asset Purchase Agreement dated December 16, 2016 effective December 15, 2016 by and among Bright Mountain Media, Inc., Bright Mountain, LLC, Sostre Enterprises, Inc., Pedro Sostre III and James Love	8-K	12/21/16	10.28
10.5	Membership Interest Purchase Agreement dated March 3, 2017, by and between Bright Mountain Media, Inc., Daily Engage Media Group LLC, Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou	8-K	3/9/17	10.31
10.6	Amended and Restated Membership Interest Purchase Agreement dated September 19, 2017 by and among Bright Mountain Media, Inc., Daily Engage Media Group LLC and Harry G. Pagoulatos, George G. Rezitis and Angelos Triantafillou	8-K	9/25/17	10.1
10.7	Letter agreement dated September 19, 2017 with Vinay Belani	8-K	9/25/17	10.2
10.8	Escrow Agreement dated September 19, 2017 by and among Bright Mountain Media, Inc., Harry G. Pagoulatos, George G. Rezitis, Angelos Triantafillou, Vinay Belani and Pearlman Law Group LLP, as escrow agent	8-K	9/25/17	10.3
10.9	Employment Agreement by and between Bright Mountain Media, Inc. and Harry G. Pagoulatos	8-K	9/25/17	10.4
10.10	Employment Agreement by and between Bright Mountain Media, Inc. and George G. Rezitis	8-K	9/25/17	10.5
10.11	Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to Harry G. Pagoulatos	8-K	9/25/17	10.6

10.12	Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to George G. Rezitis	8-K	9/25/17	10.7
10.13	Promissory Note in the principal amount of $100,000 dated September 19, 2017 payable to Angelos Triantafillou	8-K	9/25/17	10.8
10.14	Promissory Note in the principal amount of $80,000 dated September 19, 2017 payable to Vinay Belani	8-K	9/25/17	10.9
10.15	Amendment to Amended and Restated Membership Interest Purchase Agreement dated November 14, 2017 by and among Bright Mountain Media, Inc., Daily Engage Media Group LLC, Harry g. Pagoulatos, George G. Rezitis and Angelos Triantafillou	10-Q	11/20/17	10.11
10.16	Amended and Restated Escrow Agreement dated November 14, 2017 by and among Bright Mountain Media, Inc., Harry G. Pagoulatos, George G. Rezitis, Angelos Triantafillou, Vinay Belani and Pearlman Law Group LLP, as escrow agent	10-Q	11/20/17	10.12
10.17	Consulting Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.45
10.18	M&A Advisory Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.46
10.19	Finder’s Agreement dated October 31, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	10-Q	11/20/18	10.2
10.20	Uplisting Advisory and Consulting Agreement dated December 11, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	1/14/19	10.1
10.21	Note Exchange Agreement dated November 7, 2018 by and between Bright Mountain Media, Inc. and W. Kip Speyer	8-K	11/13/18	10.1
10.22	Lease Agreement dated August 24, 2014 for registrant’s principal executive offices	10-Q	11/12/14	10.26
10.23	Addendum to Lease dated August 5, 2015 for registrant’s principal executive offices	10-Q	8/11/15	10.37
10.24	Amendment to Lease Agreement dated August 8, 2018 for registrant’s principal executive offices	10-Q	11/20/18	10.1
10.25	Executive Employment Agreement dated June 1, 2014 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	6/3/14	10.21
10.26	First Amendment to Executive Employment Agreement dated April 1, 2017 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	4/6/17	10.32
14.1	Code Conduct and Ethics	10-K	3/31/14	14.1
21.1	List of subsidiaries				Filed
23.1	Consent of EisnerAmper LLP				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer				Filed
101.INS	XBRL INSTANCE DOCUMENT				Filed
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				Filed
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				Filed
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				Filed
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				Filed
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				Filed

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Mountain Media, Inc.

May 14, 2020	By:	/s/ W. Kip Speyer
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

Name	Positions	Date

/s/ W. Kip Speyer	Chairman of the Board of Directors, Chief Executive Officer, principal executive officer	May 14, 2020
W. Kip Speyer

/s/ Todd F. Speyer	Chief Operating Officer – Bright Mountain, LLC	May 14, 2020
Todd F. Speyer

/s/ Jack Dunleavy	Director	May 14, 2020
Jack Dunleavy

/s/ Harry Schulman	Director	May 14, 2020
Harry Schulman

/s/ Charles H. Lichtman	Director	May 14, 2020
Charles H. Lichtman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bright Mountain Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Mountain Media, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases in the 2019 consolidated financial statements due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

EISNERAMPER LLP

Iselin, New Jersey

May 14, 2020

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$957,013	$1,042,457
Accounts Receivable, net	3,997,475	561,470
Note Receivable, net	63,812	18,750
Prepaid Expenses and Other Current Assets	752,975	611,206
Current Assets - Discontinued Operations	1,705	239,747

Total Current Assets	5,772,980	2,473,630

Property and Equipment, net	30,666	5,464
Website Acquisition Assets, net	48,928	113,741
Intangible Assets, net	19,610,801	221,117
Goodwill	53,646,856	988,926
Prepaid Services/Consulting Agreements - Long Term	913,182	1,162,500
Right of Use Asset	397,912	—
Other Assets	35,823	—
Other Assets - Discontinued Operations	—	60,470
Total Assets	$80,457,148	$5,025,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$8,358,442	$655,229
Accrued Expenses	3,228,328	465,032
Accrued Interest to Related Party	6,629	947
Premium Finance Loan Payable	179,844	92,537
Deferred Revenues	6,651	4,163
Long Term Debt, Current Portion	165,163	229,844
Operating Lease Liability – Current Portion	211,744	—
Current Liabilities - Discontinued Operations	591	143,929

Total Current Liabilities	12,157,392	1,591,681

Long Term Debt to Related Parties, net	25,689	11,688
Deferred Tax Liability	581,440	—
Operating Lease Liability – Net of Current Portion	198,232	—
Total Liabilities	12,962,753	1,603,369
Commitments and Contingencies
Shareholders’ Equity
Convertible Preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A-1, 2,000,000 shares designated, 1,200,000 and 0 shares issued and outstanding for December 31, 2019 and 2018, respectively	12,000	—
Series B-1, 6,000,000 shares designated, 0 and 0 shares issued and outstanding for December 31, 2019 and 2018, respectively	—	—
Series E, 2,500,000 shares designated, 2,500,000 and 2,500,000 issued and outstanding for December 31, 2019 and 2018, respectively	25,000	25,000
Series F, 4,344,017 shares designated, 4,344,017 and 4,344,017 issued and outstanding for December 31, 2019 and 2018, respectively	43,440	43,440
Common stock, par value $0.01, 324,000,000 shares authorized, 100,244,312 and 62,125,114 issued and 78,063,531 and 62,125,114 outstanding for December 31, 2019 and 2018, respectively	1,002,444	621,252
Additional paid-in capital	86,856,500	19,775,753
Accumulated Deficit	(20,444,989)	(17,042,966)
Total Shareholders’ Equity	67,494,395	3,422,479
Total Liabilities and Shareholders’ Equity	$80,457,148	$5,025,848

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018
Revenues
Advertising	$6,998,810	$1,735,649

Cost of revenue
Advertising	5,941,868	1,378,377
Gross profit	1,056,942	357,272

Selling, general and administrative expenses	8,001,229	3,494,858

Loss from continuing operations	(6,944,287)	(3,137,586)

Other income (expense)
Interest income	47,396	3,349
Gain on settlement of liability	123,739	—
Loss on extinguishment of convertible debt	—	(579,233)
Interest expense	(20,077)	(46,881)
Interest expense - related party	(19,334)	(370,963)
Total other income (expense)	131,724	(993,728)

Loss from continuing operations before tax	(6,812,563)	(4,131,314)

Loss from discontinued operations before tax	(136,734)	(1,092,750)

Net loss before tax	(6,949,297)	(5,224,064)

Income tax benefit	3,547,274	—

Net loss	(3,402,023)	(5,224,064)

Preferred stock dividends
Series A, Series E, and Series F preferred stock	319,352	111,940
Total preferred stock dividends	319,352	111,940

Net loss attributable to common shareholders	$(3,721,375)	$(5,336,004)

Basic and diluted net loss for continuing operations per share	$(0.04)	$(0.08)
Basic and diluted net loss for discontinued operations per share	$(0.00)	$(0.02)
Basic and diluted net loss per share	$(0.04)	$(0.10)
Weighted average shares outstanding - basic and diluted	69,401,729	51,560,351

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2018	1,475,000	$14,750	46,168,864	$461,689	$11,685,685	$(11,818,902)	$343,222
Common stock issued for 10% dividend payment pursuant to Series A preferred stock Subscription Agreements	—	—	10,000	100	(100)	—	—
Issuance of Series E preferred stock ($0.40/share)	1,125,000	11,250	—	—	438,750	—	450,000
Series E preferred stock dividend	—	—	—	—	(82,232)	—	(82,232)
Series F preferred stock dividend	—	—	—	—	(29,708)	—	(29,708)
Preferred Series F issued for extinguishment of convertible debt	4,344,017	43,440	—	—	1,929,141	—	1,972,581
Stock option vesting expense	—	—	—	—	24,128	—	24,128
Common Stock issued for services	—	—	10,000	100	7,400	—	7,500
Debt Discount on convertible note	—	—	—	—	70,000	—	70,000
Units consisting of one share of common stock and one warrant issued for cash ($0.40 per unit), net of costs	—	—	14,836,250	148,363	4,992,689	—	5,141,052
Stock issued to Spartan Capital for prepaid consulting contract	—	—	1,000,000	10,000	740,000	—	750,000
Preferred Stock Series A conversion to common stock	(100,000)	(1,000)	100,000	1,000	—	—	—
Net loss for the year ended December 31, 2018	—	—	—	—	—	(5,224,064)	(5,224,064)
Balance – December 31, 2018	6,844,017	68,440	62,125,114	621,252	19,775,753	(17,042,966)	3,422,479

Issuance of Series A-1 preferred stock ($0.50/share)	1,200,000	12,000	—	—	588,000	—	600,000
Series A-1, E, and F preferred stock dividend	—	—	—	—	(319,352)	—	(319,352)
Stock option vesting expense	—	—	—	—	45,674	—	45,674
Common stock issued for services	—	—	92,167	922	140,283	—	141,205
Common stock issued for services cancelled	—	—	(3,000)	(30)	—	—	(30)
Units consisting of one share of common stock and one warrant issued for cash, net of costs	—	—	2,183,750	21,837	981,178	—	1,003,015
Units consisting of one share of common stock and two warrants issued for cash, net of costs	—	—	1,310,860	13,109	628,356	—	641,465
Common stock issued in acquisition of S&W Media	—	—	12,354,640	123,546	19,285,732	—	19,409,278
Common stock and warrants to be issued in acquisition of MediaHouse	—	—	22,180,781	221,808	45,730,876	—	45,952,684
Net loss for the year ended December 31, 2019	—	—	—	—	—	(3,402,023)	(3,402,023)
Balance – December 31, 2019	8,044,017	$80,440	100,244,312	$1,002,444	$86,856,500	$(20,444,989)	$67,494,395

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,402,023)	$(5,224,064)
Addback: Loss attributable to discontinued operations	136,734	1,092,750

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,265	13,220
Amortization of debt discount	14,001	207,285
Amortization	687,529	189,948
Loss on extinguishment of convertible debt	—	579,233
Impairment on tradename	32,000	—
Gain on settlement of liability	(123,739)	—
Stock option compensation expense	45,674	24,128
Common stock and warrants issued for services	141,175	7,500
Gain on sale of fixed assets	—	(749)
Change in deferred taxes	(3,547,274)	—
Provision for bad debt	505,401	321,623
Changes in operating assets and liabilities:
Accounts receivable	(1,831)	54,403
Prepaid expenses and other current assets	295,389	(931,383)
Prepaid services / consulting agreements	110,000	—
Other assets	—	23,700
ROU asset and lease liability	(191,291)	—
Accounts payable	160,210	(231,515)
Accrued expenses	2,433,173	177,532
Accrued interest - related party	5,682	715
Deferred revenues	(4,163)	(5,572)
Cash used in continuing operations for operating activities	(2,693,088)	(3,701,246)
Cash provided by (used in) discontinued operations for operating activities	23,362	(268,767)
Net cash used in operating activities	(2,669,726)	(3,970,013)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	15,183
Cash paid for property and equipment	(11,443)	(1,213)
Cash paid for website acquisitions	(8,000)	—
Cash proceeds from acquisitions of subsidiaries	716,989	-
Net cash provided by investing activities from continuing operations	697,546	13,970

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	1,644,480	5,141,052
Proceeds from issuance of preferred stock	600,000	450,000
Increase in insurance premium notes payable	87,307	29,404
Dividend payments	(319,352)	(111,940)
Principal payment on notes payable	(64,681)	(594,204)
Note receivable funded	(181,312)	(75,000)
Proceeds from repayment of note receivable	136,250	—
Proceeds from long-term debt - related parties	—	80,000
Net cash provided by financing activities	1,902,692	4,919,312

Net (decrease) increase in cash and cash equivalents including cash and cash equivalents classified within assets related to continuing operations	(69,488)	963,269
Net (decrease) in cash and cash equivalents classified within assets related to discontinued operations	(15,956)	(22,043)
Net (decrease) increase in cash and cash equivalents	(85,444)	941,226
Cash and cash equivalents at beginning of year	1,042,457	101,231
Cash and cash equivalents at end of year	$957,013	$1,042,457

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$31,250	$185,444
Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$—	$104,249
Settlement of Daily Engage liability	$197,500	$—
Non-cash acquisition of S&W net assets	$3,234,754	$—
Non-cash acquisition of MediaHouse net assets	$1,935,648	$—
Non-cash acquisition of S&W net liabilities	$4,147,959	$—
Non-cash acquisition of MediaHouse net liabilities	$7,483,344	$—
Non-cash intangible assets of S&W	$20,322,483	$—
Non-cash intangible assets of MediaHouse	$52,371,847	$—
Beneficial conversion of debt discount to additional paid in capital	$—	$70,000
Adjustment to Goodwill for unrecorded liability assumed in the acquisition of Bright Mountain, LLC	$—	$197,500
Common stock issued for acquisitions	$65,361,962	$—
Recognition of right of use asset for S&W	$235,055	$—
Recognition of right of use lease liability for S&W	$240,178	$—
Accounts receivable charged against notes payable – Bright Mountain, LLC	$—	$19,525
Issuance of Common Stock for prepaid consulting services	$—	$750,000
Series F Preferred Stock issued in exchange for extinguishment of $2,035,000, net of discount of $662,625	$—	$1,972,581

See accompanying notes to consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Organization and Nature of Operations

Bright Mountain Media, Inc. is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, was formed as a Florida limited liability company in May 2011. Its wholly owned subsidiary Bright Mountain, LLC (“BMLLC”) F/K/A Daily Engage Media Group, LLC (“DEM”) was formed as a New Jersey limited liability company in February 2015. In August 2019 Bright Mountain Israel Acquisition, an Israeli company was formed and acquired the wholly owned subsidiary Slutzky & Winshman Ltd. (“S&W”), see Note 4. Further, on November 18, 2019, Bright Mountain Media, Inc., and its wholly owned subsidiary BMTM2, Inc., a Florida corporation, merged with MediaHouse, LLC F/K/A/ News Distribution Network, Inc., a Delaware company. When used herein, the terms “BMTM, the “Company,” “we,” “us,” “our” or “Bright Mountain” refers to Bright Mountain Media, Inc. and its subsidiaries.

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

On November 18, 2019, under the terms of the Share Exchange Agreement and Plan of Merger with NDN and its shareholders, the Company acquired 100% of the ownership interests of NDN. Launched in 2019 as a spin-off from Inform, Inc. NDN which was rebranded as MediaHouse partners with content producers and online news market websites to distribute video and banner advertisements throughout the United States of America.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss from continuing operations of $3,265,289, a loss of $136,734 from discontinued operations and used cash in operating activities of $2,669,726 for the year ended December 31, 2019. The Company had an accumulated deficit of $20,444,989 at December 31, 2019. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, control its expenses and its ability to continue obtaining investment capital and loans from related parties and outside investors to sustain its current level of operations.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The accompanying audited financial statements for the years ended December 31, 2019 and 2018 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

On January 1, 2019, the Company recognized a ROU asset and a lease liability of approximately $588,000, of which approximately $235,000 is associated with the S&W subsidiary on the consolidated balance sheet.

Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets, the valuation of equity-based transactions, and the valuation allowance on deferred tax assets.

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

The following are the major categories of liabilities measured at fair value on a recurring basis: as of December 31, 2019 and December 31, 2018, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3

Fair Value at December 31, 2017	$2,871,023
Long term debt added during 2018	90,000
Principal reductions during 2018	(2,651,179)
Adjustment to fair value	—
Balance at December 31, 2018	$309,844
Long term debt additions during 2019	—
Principal reductions during 2019	(64,681)
Adjustment to fair value	—
Balance at December 31, 2019	$245,163

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of December 31, 2019 and 2018, the Company has recorded an allowance for doubtful accounts of $505,401 and $228,779, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of seven years for office furniture and equipment, and five years for computer equipment. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements.

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

As of December 31, 2019, and 2018, all website development costs have been expensed.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the year ended December 31, 2019 and 2018, non-cash stock-based stock option compensation expense was $45,674 and $24,128, respectively.

Advertising and Marketing

Advertising and marketing expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statement of operations. For the years ended December 31, 2019 and 2018, advertising and marketing expense was $308,115 and $289,018, respectively, of which $308,115 and $0, was attributable to continuing operations, respectively.

Foreign currency translation

Assets and liabilities of the Company’s Israeli subsidiary are translated from Israeli shekels to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period will be included in our statements of comprehensive income. Based on the timing of the acquisition of the Israeli subsidiary, see Note 4, the impact of the currency exchange is immaterial for the year ended December 31, 2019.

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

As of December 31, 2019, tax years 2018, 2017, and 2016 remain open for Internal Revenue Service (“IRS”) audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

The Company generates revenues from through an Ad Exchange Network and through our Owned and Operated Ad Exchange Network. There is one large customer who accounts for approximately 13% of the 2019 Ad Exchange Network Revenue. A different customer accounts for approximately 20% of the outstanding Accounts Receivable at December 31, 2019. There is one large vendor who is owed approximately 11% of the Accounts Payable due.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At December 31, 2019 and December 31, 2018, the Company had approximately $0 and $706,000, respectively, in cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the year ended December 31, 2018 a large portion of the Company’s funding was provided through the issuance of 12% convertible notes and the sale of shares of the Company’s common stock and preferred stock to a related party officer and director, as well as to a principal shareholder.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of December 31, 2019, and 2018 there were 2,017,727 and 1,797,000 common stock equivalent shares outstanding as stock options, respectively; 22,151,720 and 16,319,875 common stock equivalent shares outstanding from warrants to purchase common shares, respectively, 8,044,017 and 6,844,017 common stock equivalents from the conversion of preferred stock, respectively; and 200,000 and 200,000 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

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

ASU 2016-13 also revises the approach to recognizing credit losses for available-for-sale securities by replacing the direct write-down approach with the allowance approach and limiting the allowance to the amount at which the security’s fair value is less than the amortized cost. In addition, ASU 2016-13 provides that the initial allowance for credit losses on purchased credit impaired financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. ASU 2016-13 also expands disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Although early adoption was permitted as of January 1, 2019, the Company has not yet adopted the guidance. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

In January 2017, the FASB issued 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Although early adoption was permitted as of January 1, 2019, the Company has not yet adopted the guidance. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Although early adoption was permitted upon the issuance of the update, the Company has not yet adopted the guidance. We do not expect the adoption of this guidance to have a material impact on our consolidated Financial Statements.

Reclassification

Certain reclassifications have been made to the December 31, 2018 consolidated balance sheet to conform to the December 31, 2019 consolidated balance sheet presentation.

NOTE 4 – ACQUISITIONS

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“S&W”) and the shareholders of S&W (the “Shareholders”). The merger closed on August 15, 2019, and we acquired all of the outstanding shares of S&W. Pursuant to the terms of the Merger Agreement, we issued 12,130,799 shares valued at $19,409,278 to owners and employees of S&W, contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two year promissory notes (the “Closing Notes”), and 223,841 restricted stock units held in escrow for future vested stock options valued at $185,722. As of December 31, 2019, we are unable to quantify the likelihood of achieving the sales objectives required for payment of the first Closing Note.

Effective upon the Closing, we agreed to pay Spartan Capital Securities LLC (“Spartan Capital”) a broker-dealer and member of FINRA a finder’s fee equal to issue 650,000 shares of our common stock valued at $1,040,000 and $165,000 cash. The shares were issued in February 2020 and the $165,000 was paid in March 2020. The amounts due were included in the accrued expenses as of December 31, 2019.

In accordance with ASC 805 “Business Combinations” the measurement period for the acquisition is for one year during which the Company may reevaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date. As discussed further in Note 15, the Company recognized a deferred tax liability associated with the intangible assets acquired.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

August 15, 2019
Tangible assets acquired	$3,234,754
Liabilities assumed	(3,402,999)
Deferred tax liability	(744,960)
Net assets acquired	(913,205)

Tradename – Trademarks	1,207,400
IP/Technology	1,883,000
Customer relationships	738,000
Non-compete agreements	827,300
Goodwill	15,666,783
Total purchase price	$19,409,278

The table below summarizes the value of the total consideration given in the transaction:

Amount

Shares issued to owners	$19,185,524
Shares issued for vested options	127,754
Shares issued to employees	96,000
Preliminary purchase price	19,409,278
Restricted stock units held in escrow	185,719
Closing notes	750,000
Total consideration	$20,345,000

NOTE 4 – ACQUISITIONS (CONTINUED)

On November 18, 2019, the Company executed a Merger Agreement which merged Bright Mountain Media, Inc., a Florida corporation (“Bright Mountain Media”), and its wholly-owned subsidiary BMTM2, Inc., a Florida corporation with News Distribution Network, Inc. a Delaware Company (“NDN”). The subsidiary then changed its name to MediaHouse. Bright Mountain agreed to issue 22,180,761 shares of its common stock. Each share of NDN’s outstanding Series A1 Preferred Stock and common stock, other than shares to which holders shall have exercised dissenter’s rights in accordance with Delaware law, were cancelled and extinguished and converted into the right to receive shares of Bright Mountain’s common stock based upon a paid-in capital basis, and subject to a $1.75 conversion price of our common stock. For every $1.75 of paid-in capital by an NDN stockholder, the NDN stockholder received one share of Bright Mountain common stock. Moreover, All NDN warrants and options outstanding at the Effective Time of the Merger Agreement terminated and were cancelled unless exercised prior to the Effective Time of the Merger Agreement.

As it pertains to outstanding promissory notes and other obligations payable to NDN, Bridge notes in the current principal amount of $776,000 were convert into shares of Bright Mountain’s common stock at a conversion price of $0.50 per share, with one common stock warrant exercisable at $0.75 per share and one common stock warrant exercisable at $1.00 per share issued for each conversion share. The principal of the bridge notes was converted into shares of Bright Mountain’s common stock at a conversion price of $1.75 per share, and all accrued but unpaid interest were forgiven by the noteholders. Also of note is the open line of credit of approximately $660,000 due Mr. Greg Peters, NDN’s Chief Executive Officer, was converted into shares of Bright Mountain’s common stock at a conversion price of $0.50 per share, with one common stock warrant exercisable at $.75 per share and one common stock warrant exercisable at $1.00 per share issued for each conversion share.

The Total Consideration Shares are subject to lock up restrictions on resale as determined by Bright Mountain and 25% percent of the Total Consideration Shares were placed in escrow to satisfy certain obligations including, but not limited to, (i) the delivery of NDN audited financial statements, (ii) NDN having accounts receivable of at least $1,100,000 and (iii) certain NDN liabilities not to exceed $4,000,000. Effective upon the Closing, we agreed to pay Spartan Capital Securities LLC (“Spartan Capital”) a broker-dealer and member of FINRA a finder’s fee equal to issue 660,000 shares of our common stock valued at $1,155,000. The shares were issued in February 2020. The value of the shares were included in the accrued expenses as of December 31, 2019.

In accordance with ASC 805 “Business Combinations” the measurement period for the acquisition is for one year during which the Company may reevaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date. As discussed further in Note 15, the Company recognized a deferred tax liability associated with the intangible assets acquired.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

November 18, 2019
Tangible assets acquired	$1,193,313
Liabilities assumed	(4,228,722)
Deferred tax liability	(3,383,754)
Net liabilities assumed	(6,419,163)

Tradename - trademarks	923,600
IP/Technology	4,930,000
Customer relationships	8,690,000
Non-compete agreements	837,100
Goodwill	36,991,147
Total purchase price	$45,952,684

The table below summarizes the value of the total consideration given in the transaction:

Amount

Shares issued to owners	$36,376,448
Warrants issued	9,576,236
Total consideration	$45,952,684

Pro forma results

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisitions of S&W and NDN, which was closed in August 2019 and November 2019, respectively, had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the business been acquired as of the first day of the periods presented.

	December 31, 2019	December 31, 2018
Total revenue	$15,862,063	$22,100,435
Total expenses	26,039,010	39,878,639
Preferred stock dividend	201,848	111,940
Net loss attributable to common shareholders	(10,378,795)	(17,890,144)
Basic and diluted net loss per share	$0.15	$0.35

NOTE 5 – DISCONTINUED OPERATIONS

Management, prior to December 31, 2018 with the appropriate level of authority, determined to exit, effective December 31, 2018, its Black Helmet business line as a result of, among other things, the change in our strategic direction to a focus solely in our advertising segment. Historically revenues from our product sales segment including revenues from two of our websites that operate as e-commerce platforms, including Bright Watches and Black Helmet, as well as Bright Watches’ retail location.

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

The detail of the consolidated balance sheets the consolidated statements of operations and consolidated cash flows for the discontinued operations is as stated below:

	Year ended December 31,
	2019	2018
Discontinued Operations
Cash and Cash Equivalents	$791	$16,747
Accounts receivable	944	—
Inventory, net	—	223,000
Total Current Assets – Discontinued Operations	1,735	239,747
Fixed assets, net	—	49,347
Other Assets	—	11,123
Total Other Assets – Discontinued Operations	—	60,470
Total Assets - Discontinued Operations	1,735	300,217
Accounts Payable	591	127,512
Deferred Rents	—	16,417
Total Current Liabilities – Discontinued Operations	591	143,929
Net Assets Discontinued Operations	$1,144	$156,288

	Year ended December 31,
	2019	2018
Revenues	$102,999	$1,268,657
Cost of revenue	55,844	974,843
Gross profit	47,155	293,814

Selling general, and administrative expenses	212,798	1,388,087

Loss from operations - discontinued operations	(165,643)	(1,094,273)

Other income	28,909	1,553

Loss from discontinued operations	$(136,734)	$(1,092,720)

Basic and fully diluted net loss per share	$(0.00)	$(0.02)

	Year ended December 31,
	2019	2018
Cash (used in) provided by operations for discontinued operations:
Loss from discontinued operations	$(136,734)	$(1,092,750)
Depreciation	—	13,069
Write-off of fixed assets	59,797	—
Amortization of website acquisitions and intangibles	—	165,066
Impairment of website acquisitions and intangibles assets	—	326,442
Provision for bad debts	—	1,437
Product refund reserve	—	(21,000)
Provision for inventory reserve	—	(27,448)
Change in Assets and Liabilities Classified as Discontinued Operations:
Inventory	262,318	457,759
Accounts receivable	(914)	—
Deposits	—	8,765
Prepaid rents	—	50,417
Other Assets	11,123	—
Accounts payable	(155,811)	(137,200)
Accrued Expenses	—	(10,856)
Deferred Rents	(16,417)	(2,468)
Change in cash provided by (used in) discontinued operations	$23,362	$(268,767)

Net decrease in cash and cash equivalents from discontinued operations	$(15,956)	$(22,043)

NOTE 6– PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018
Prepaid insurance	$205,656	$101,206
Prepaid VAT fees	199,596	-
Prepaid expenses – other	37,723	-
Current portion of prepaid service agreements	310,000	510,000
Prepaid expenses and other current assets	$752,975	$611,206

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2019 and December 31, 2018, property and equipment consisted of the following:

	December 31,		Depreciable Life
	2019	2018	(Years)
Furniture and fixtures	$39,696	$36,374	3-5
Leasehold improvements	1,388	-	3
Computer equipment	79,188	57,112	3
Total property and equipment	120,272	93,486
Less: accumulated depreciation	(89,606)	(88,022)
Total property and equipment, net	$30,666	$5,464

Depreciation expense was $10,265 and $26,289, with $10,265 and $13,220 attributable to continuing operations for the years ending December 31, 2019 and 2018, respectively. During 2019, in conjunction with acquisition of S&W, the Company acquired computer equipment and leasehold improvements valued at $11,602 and $1,388, respectively. As a result of the acquisition of MediaHouse in 2019, no property or equipment was recognized.

NOTE 8 –WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At December 31, 2019 and 2018, respectively, website acquisitions, net consisted of the following:

	2019	2018
Website acquisition assets	$1,124,846	$1,116,846
Less: accumulated amortization	(875,522)	(802,709)
Less: accumulated impairment loss	(200,396)	(200,396)
Website acquisition assets, net	$48,928	$113,741

At December 31, 2019 and 2018, respectively, intangible assets, net consisted of the following:

	Useful Lives	2019	2018
Tradename	5 years	$2,131,000	$32,000
Customer relationships	5 years	9,615,000	187,000
IP / Technology	10 years	6,813,000	-
Non-compete agreements	3-5 years	1,742,400	78,000
Total intangible assets		20,301,400	297,000
Less: accumulated amortization		(690,599)	(75,883)
Intangible assets, net		$19,610,801	$221,117

Amortization expense for the years ended December 31, 2019 and 2018 was $687,529 and $189,948, respectively, of which $0 and $165,066 was attributed to discontinued operations, respectively, related to both the website acquisition costs and the intangibles.

Included in discontinued operations are impairment losses for the years ended December 31, 2019 and 2018 was $0 and $326,442, respectively. See Note 5 for further discussion.

During 2019, the Company rebranded Daily Engage to Bright Mountain and wrote off the $32,000 tradename asset of Daily Engage.

During 2019, the Company acquired S&W in which finite lived intangible assets of $4,655,700 and Goodwill of $15,666,783 were recognized, see Note 4.

During 2019, the Company acquired NDN in which finite lived intangible assets of $15,380,700 and Goodwill of $36,991,147 were recognized, see Note 4.

NOTE 9 – ACCRUED EXPENSES

At December 31, 2019 and 2018, respectively, accrued expenses consisted of the following:

	Year ended December 31,
	2019	2018
Contingency accrued for DEM payable settlement	$-	$197,690
Accrued dividends	158,966	25,548
Accrued interest	-	361
Accrued legal fees	62,887	94,200
Other accrued expenses	281,821	51,979
Accrued compensation	342,000	-
Accrued service/consulting agreements	2,287,400	-
Accrued traffic settlements	95,254	95,254
Total Accrued Expenses	$3,228,328	$465,032

Series A-1, E and F dividends totaling $158,966 and $25,548 for December 31, 2019 and December 31, 2018, respectively, have been included in the accrued expenses.

As further described in Note 11, during the year ended December 31, 2019, the Company reached a settlement of $75,000 for publisher payments in collections of $197,690 resulting in a gain on settlement of $122,500. The settlement was paid in full as of December 31, 2019.

In 2019 the Company received an additional payment of $1,239 from a former customer whose balance had been settled in a prior year.

The Company negotiates with its publishing partners regarding questionable traffic to arrive at traffic settlements. A total of $95,254 and $95,254 for December 31, 2019 and December 31, 2018, respectively were accrued for these potential future settlements.

The accrued consulting fees include $2,122,400 representing cash due of $165,000 and common stock of 650,000 and 660,000 shares to be issued to Spartan Capital Securities, LLC in the acquisition of S&W and MediaHouse, respectively.

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

During November 2018, the Company issued 10% convertible promissory notes in the amount of $80,000 to a related party, to our Chief Executive Officer. The notes mature five years from issuance and is convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share. A beneficial conversion feature exists on the date the convertible notes were issued whereby the fair value of the underlying common stock to which the notes are convertible into is in excess of the face value of the note of $70,000.

The principal balance of these notes payable was $80,000 and $80,000 at December 31, 2019 and December 31, 2018, respectively and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $54,311 and $68,312. At December 31, 2019 and 2018, the total convertible notes payable to related party net of discounts was $25,689 and $11,688, respectively.

Interest expense for note payable to related party was $15,711 and $174,588 for the years ended December 31, 2019 and 2018, respectively and discount amortization was $14,001 and $196,375, respectively.

Long-term debt

The Company has a note payable originating from a prior website acquisition. At the time of the acquisition, the Company agreed to pay $150,000, payable monthly in an amount equal to 30% of the net revenues from the website, when collected, with the total amount of the earn out paid in January 2019. The Company recorded the future monthly payments totaling $150,000 at a present value of $117,268, net of a discount of $32,732. The present value was calculated at a discount rate of 12% using the estimate future revenues. The balance of the note payable at December 31, 2019 and 2018, was $0 and $57,181 net of discounts of $0 and $0, respectively.

In connection with the acquisition of BMLLC, the Company issued promissory notes totaling $380,000. The notes have no stated interest rate and matured on September 19, 2018 and the Company is in default pending the final outcome of the legal matters. The balance of the notes payable at December 31, 2019 and 2018 were $165,163 and $165,163, respectively. This note was not paid off by the maturity date due to pending litigation. See further discussion in Note 11, under Legal.

At December 31, 2019 and 2018 a summary of the Company’s debt is as follows:

	December 31,	December 31,
	2019	2018

$150,000 non-interest bearing Note Payable issued on January 6, 2016 for the acquisition of the WarIsBoring.com website maturing on January 4, 2019	$-	57,181
Non-interest bearing Promissory Note issued for the BMLLC acquisition on September 19, 2017 which matured on September 19, 2018. The original note was $380,000 of which $35,000 was reclassified in 2018 to the Service Agreement listed below.	165,163	165,163
$45,000 non-interest bearing Note Payable issued on August 23,2018 and maturing on April 23, 2019 associated with a Service Agreement through August 23, 2020.	-	7,500
Total Debt	$165,163	$229,844
Less Short Term Debt	165,163	229,844
Long Term Debt	$—	$—

The minimum annual principal payments of notes payable at December 31, 2019 were:

2020	$165,163

Interest expense for notes payable was $0 and $34,070 for the years ended December 31, 2019 and 2018, respectively and discount amortization was $0 and $10,910, respectively.

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2019 and 2018 of $179,844 and $92,537, respectively.

Total Premium Finance Loan Payable balance for all the Company’s policies was $179,844 at December 31, 2019 and $92,537 at December 31, 2018.

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

The Company leases office space in Hertsliya, Israel under a long-term non-cancellable operating lease agreement expiring on December 18, 2021. The lease terms require base rent payments of approximately $10,896. Included in other assets is a required security deposit of $58,651.

The right of use asset and lease liability is as follows as of December 31, 2019:

Assets
Operating lease right of use asset	$397,912

Liabilities
Operating lease liability, current	$211,744
Operating lease liability, net of current portion	198,232
Total operating lease liabilities	$409,976

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three or nine months ended December 31, 2019.

Future minimum lease commitments due for facilities under non-cancellable operating leases at December 31, 2019 are as follows:

Operating Leases
2020	$223,672
2021	198,232
Total minimum lease payments	$421,904

The following summarizes additional information related to the operating lease:

December 31, 2019
Weighted-average remaining lease term	1.83 years
Weighted-average discount rate	5.50%

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

On December 16, 2016, under the terms of the Asset Purchase Agreement, we acquired the assets constituting the Black Helmet apparel business including various website properties and content, social media content, inventory and other intellectual property right. We also acquired the right to assume the lease of their warehouse facility consisting of approximately 2,667 square feet. The lease was renewed for a three-year term in April 2016 with an initial base rental rate of $1,641 per month, escalating at approximately 3% per year thereafter. The Company vacated the premises before during 2019. See Discontinued Operations Note 5.

Rent expense for the years ended December 31, 2019 and 2018 was $138,427 and $350,974 of which $109,518 and $132,891 are from continuing operations, respectively. Rent commitments have decreased because two leases were not renewed and the Company downsized the space rented at its corporate headquarters.

Legal

Effective July 18, 2018 we terminated the employment agreements with each of Messrs. Harry G. Pagoulatos and George G. Rezitis for cause. Messrs. Pagoulatos and Rezitis had been employed by us as chief operating officer and chief technology officer, respectively, of our BMLLC subsidiary since our acquisition of that company in September 2017. Mr. Todd Speyer, our Chief Operating Officer – Bright Mountain, LLC and a member of our board of directors, have assumed operating responsibilities for BMLLC. While the malfeasance of Messrs. Harry G. Pagoulatos and George G. Rezitis giving rise to their for-cause termination adversely affected our results of operations for the second and third quarters, we do not expect that these terminations will result in any material, long-term change in the operations of BMLLC.

In July of 2018, Messrs. Pagoulatos and Rezitis, along with a third party who had been a minority owner in BMLLC prior to our acquisition of that company, filed a Complaint in the U.S. District Court, District of New Jersey (case number 2: l 8-cv-11357-ES-SCM) against our Company and our Chief Executive Officer, seeking compensatory and punitive damages and attorneys’ fees, among other items, and alleging, among other items, fraud and breach of contract. We vehemently deny all allegations in the complaint and believe them to be without merit. We filed a Motion to Dismiss this case for a multitude of reasons including, but not restricted to, failure to state a cause of action and jurisdictional and venue arguments as the acquisition and employment agreements provides that any dispute should be heard in either the state or local courts of Palm Beach County, Florida. This Motion to Dismiss has been pending and ripe for a decision since October 2018. At the appropriate juncture, we also intend to serve a Rule 11 Motion for Sanctions based upon the fact that the Complaint contains frivolous arguments or arguments with no evidentiary support. The Company reached a settlement with the collections lawyer to pay down the amount remaining in collections through equal monthly payments through February 1, 2020. The parties also agreed to settle all claims through the exchange of shares from Messrs. Harry G. Pagoulatos and George G. Rezitis for payment of $165,163. The payment for the shares will be made as Messrs. Harry G. Pagoulatos and George G. Rezitis shares are resold by the Company.

In connection with the BMLLC acquisition, the Company entered into three-year employment agreements with two former members of the entity. Under these agreements, the Company was obliged to pay base salaries of $65,000 and $70,000, respectively to the employees with an increase to $75,000 each in the second year of the agreement as well as bonuses to be paid at the discretion of the board of directors.

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

Other Commitments

On September 5, 2018 the Company entered into a Master Services Agreement with Kubient, Inc. pursuant to which it will provide its programmatic technology platform to us on a nonexclusive basis for the purpose of managing our programmatic business partners. The Company did not pay anything to Kubient, Inc. for the year ended December 31, 2019 for its platform. The Company has provided advertising services to Kubient and at December 31, 2019 the Company is owed $125,387 and a note receivable of $75,000 and we have reserved a total of $136,000 against these balances. On September 28, 2018 Bright Mountain Media, Inc. entered into a non-binding letter of intent with Kubient, Inc. pursuant to which we may acquire Kubient, Inc. in an all stock transaction. The Company has completed the due diligence process and has made a determination that it will not pursue the acquisition of Kubient, Inc.

On September 6, 2017 Bright Mountain Media, Inc. entered into a five-year Consulting Agreement with the Spartan Capital Securities, LLC (“Spartan Capital”), a broker-dealer and member of FINRA, which under its terms would not become effective until the closing of the private placement in which Spartan Capital served as placement agent as described below. The Consulting Agreement became effective on September 28, 2018 and, accordingly, Spartan Capital was engaged to provide advisory services including, but not limited to advice and input with respect to raising capital, assisting us with strategic introductions, and assisting management with enhancing corporate and shareholder value. The consulting agreement calls for an initial fee of $200,000 as consideration for the termination of a prior agreement between the Company and Spartan. The consulting agreement also calls for payments of $5,000 per month for a term of 60 months to be prepaid upon the effective date of the agreement. In addition, the Company issued Spartan Capital 1,000,000 shares of our common stock (the “Consulting Shares”) in accordance with the consulting agreement.

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

●	The $200,000 initial consulting fee was expensed upon payment and is included in selling, general and administrative expenses for the year ended December 31, 2018.

●	Consulting fees consisting of $300,000 in cash and 1,000,000 shares of common stock valued at $750,000 as well as the $500,000 M&A advisory fee are considered prepaid expenses. Total prepaid service/consulting fees, net were $1,472,500, of which $310,000 is considered short-term and is included in prepaid expenses and other current assets as of December 31, 2018. These prepaid expenses are being amortized over 60 months, the term of the respective agreements. The amortization expense was $77,500 and $0 for the year ended December 31, 2019 and 2018, respectively.

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

In conjunction with the intent to facilitate the uplisting, the Company agreed to compensate the law firm engaged for this service $70,000 to be paid in common stock upon the successful outcome of the uplisting. The fees associated with this service are considered a cost of the uplisting and will be considered part of the expenses associated with the transaction at such time.

The Company entered into an Executive Employment Agreement with our Chief Executive Officer, with an effective date of June 1, 2014. Under the terms of this agreement, the Company will compensate the Chief Executive Officer with a base salary of $75,000 annually, and he is entitled to receive discretionary bonuses as may be awarded by the Company’s board of directors from time to time. The initial term of the agreement is three years, and the Company may extend it for an additional one-year period upon written notice at least 180 days prior to the expiration of the term. The Company amended this agreement April 1, 2017 for an additional term of three years. The Chief Executive Officer’s base annual salary was increased to $165,000 upon recommendation of the Compensation Committee of the board of directors. The employment agreement contains customary non-compete and confidentiality provisions. The Company also agreed to indemnify the Chief Executive Officer pursuant to the provisions of the Company’s Amended and Restated Articles of Incorporation and Amended and Restated By-laws.

NOTE 12 – PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the “Preferred Stock”), issuable in such series and with such designations, rights and preferences as the board of directors may determine. The Company’s board of directors has previously designated five series of preferred stock, consisting of 10% Series A Convertible Preferred Stock (“Series A Stock”), 10% Series B Convertible Preferred Stock (“Series B Stock”), 10% Series C Convertible Preferred Stock (“Series C Stock”), 10% Series D Convertible Preferred Stock (“Series D Stock”) and 10% Series E Convertible Preferred Stock (“Series E Stock”).

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

At December 31, 2019, there were 1,200,000 shares of Series A-1 Stock and 2,500,000 shares of Series E Stock and 4,344,017 shares of Series F Stock issued and outstanding. There are no shares of Series B Stock, Series C Stock or Series D Stock issued and outstanding. There are no shares of Series B-1 Stock issued and outstanding

The Series A-1 Stock is senior to all other classes of the Company’s securities and has a stated value of $0.50 per share. Holders of shares of Series A-1 Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each 10 shares of Series A-1 Stock, payable annually the 10th business day of January. The shares of Series A-1 Stock are redeemable at the Company’s option upon 20 days’ notice for an amount equal to the amount of capital invested. On the 10th business day of January 2018 there were 10,000 shares of common stock dividends owed and payable to the Series A-1 Stockholder of record as dividends on the Series A-1 Stock. These preferred shares automatically converted into common shares on December 30, 2018 as defined above.

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

The remaining designations, rights and preferences of each of the Series A Stock and Series E Stock are identical, including (i) shares do not have voting rights, except as may be permitted under Florida law, (ii) are convertible into shares of our common stock at the holder’s option on a one for one basis, (iii) are entitled to a liquidation preference equal to a return of the capital invested, and (iv) each share will automatically convert into shares of common stock five years from the date of issuance or upon a change in control. Both the voluntary and automatic conversion formulas are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

In 2019, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,200,000 shares of Series A-1 Stock at a purchase price of $0.50 per share.

In 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,125,000 shares of Series E Stock at a purchase price of $0.40 per share.

Dividends for Series E and F Convertible Preferred Stock paid to Mr. W. Kip Speyer were $180,931 and $107,294 during the years ended December 31, 2019 and 2018, respectively.

NOTE 13 – COMMON STOCK

A) Stock Issued for cash

During 2019, the Company sold an aggregate of 163,750 units of its securities to 1 accredited investor in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $58,950. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share. Spartan Capital, served as placement agent for the Company in this offering. As compensation for its services, the Company paid Spartan Capital commissions and other fees totaling $6,550, and issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 16,375 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the final closing on January 9, 2019 included in the Company’s consolidated statement of changes in shareholders’ equity for the year ended December 31, 2019.

During 2019, the Company sold an aggregate of 2,570,860 units of its securities to 20 accredited investors in two private placements exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $1,285,530. A total of 1,270,000 units were sold under the first private placement dated February 14, 2019 at a purchase price of $0.50 per share resulting in gross proceeds of $635,000. Each unit was sold at a purchase price of $0.50, and consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. On April 22, 2019 the Company amended the private placement to include a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. 970,500 units were sold at a purchase price of $0.50 per unit resulting in gross proceeds of $485,250. We used $1,008,225 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition. On July 15, 2019 these two offerings were terminated and replaced with a private placement offering units at a purchase price of $0.50 consisting of one share of common stock, one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share, and a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. A total of 330,360 units were sold under the private placement dated July 15, 2019 units at a purchase price of $0.50 per share resulting in gross proceeds of $165,280. We used $148,662 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition. The investors in the first offering dated February 14, 2019 were required to subscribe for the second warrant offered in the April 22, 2019 amendment in a private placement dated July 11, 2019 which terminated on July 31, 2019 with no ability to extend. A total of 980,000 warrants were issued to eleven investors in the first private placement who subscribed for the second warrant. Three investors did not subscribe for the second warrant.

During 2019, the Company sold an aggregate of 750,000 units of its securities to 3 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $300,000. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share.

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

B) Stock issued for services

In February 2019, the Company issued 7,000 shares of our common stock to consultants for services rendered based on the fair value of the date of grant, or $1.00 a share valued at $7,000.

In July 2019, the Company issued 22,167 shares of our common stock to a consultant for services rendered based on the fair value of the date of grant, or $1.79 a share valued at $39,750.

In November 2019, the Company issued 63,000 shares of our common stock to a consultant for services rendered based on the fair value of the date of grant, or $1.50 a share valued at $94,455.

In September 2018, the Company issued 10,000 shares of common stock to a consultant for services rendered based on the fair value at the date of grant, or $0.75 a share valued at $7,500.

C) Stock issued for acquisitions

On September 19, 2017, the Company issued 1,100,233 shares of its common stock in connection the acquisition of the BMLLC - (See Note 3). The common shares were valued at $429,092 or $0.85 per share, based on the fair value on the date of issuance.

On August 15, 2019, the Company issued 12,354,640 shares of its common stock in connection to the acquisition of S&W Media. The common shares were values at $19,409,278 or $1.57 per share.

On November 18, 2019, the Company acquired MediaHouse and agreed to issue 22,180,781 shares of common stock in the transaction. Although the transaction was recorded as of November 18, 2019, due to complications associated with the identification of the shareholders to receive the shares, the shares were not issued prior to December 31, 2019 and were issued in 2020. Accordingly, the shares are included within the shares outstanding, but not as issued as of December 31, 2019. The shares are valued at $45,952,684 or $1.64 per share.

D) Stock issued for dividends

In January 2018, the Company issued 100,000 shares of its common stock as dividends to the holder of its Series A preferred stock.

Stock Option Compensation

The Company accounts for stock option compensation issued to employees for services in accordance with ASC Topic 718, “Compensation – Stock Compensation”. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

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

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. As of December 31, 2019, 9,000 shares were remaining under the 2011 Plan for future issuance. As of December 31, 2019, 25,000 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company’s board of directors and majority stockholder adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. As of December 31, 2019, 420,000 shares were remaining under the 2015 Plan for the future issuance.

On November 7, 2019, the Company’s board of directors and majority stockholder adopted the 2019 Stock Option Plan (the “2019 Plan”), to be effective on November 7, 2019. The Company has reserved for issuance an aggregate of 5,000,000 shares of common stock under the 2019 Plan. As of December 31, 2019, 4,884,273 shares were remaining under the 2015 Plan for the future issuance.

The purpose of the 2011 Plan, 2013 Plan, 2015 Plan, and 2019 Plan (the “Plans” are to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2015 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company’s board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC Topic 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight- line basis over the requisite service period for each award. The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the year ended December 31, 2019:

Assumptions:	2019
Expected term (years)	6.25
Expected volatility	89%
Risk-free interest rate	1.78 - 1.99%
Dividend yield	0%
Expected forfeiture rate	0%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on an average of similar public company’s historical volatility, as the Company’s common stock is quoted in the over the counter market on the OTCQB Tier of the OTC Markets, Inc. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

During the year ended December 31, 2019, the Company issued 220,727 common stock options. No options were granted during the year ended December 31, 2018.

The Company recorded $45,674 and $24,128 of stock option expense for the year ended December 31, 2019 and December 31, 2018 respectively. The stock option expense for year ended December 31, 2019 and 2018 has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of December 31,2019, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $235,198 to be recognized through December 2023.

 A summary of the Company’s stock option activity during the years ended December 31, 2019 and 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2017	2,027,000	0.42	5.5	73,770
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(230,000)	0.22	2.58	122,496
Expired	—	—	—	—
Balance Outstanding, December 31, 2018	1,797,000	$0.44	5.1	$4,584,340
Granted	220,727	1.69	9.8	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, December 31, 2019	2,017,727	$0.58	4.5	$3,039,218
Exercisable at December 31, 2019	1,755,500	$0.43	3.6	$2,498,350

 Summarized information with respect to options outstanding under the two option plans at December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range or Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.14 - 0.24	540,000	1.3	$0.14	540,000	$0.14
0.25 - 0.49	351,000	3.2	$0.28	351,000	$0.28
0.50 - 0.85	906,000	5.6	$0.68	864,500	$0.68
1.64 – 1.75	220,727	9.7	$1.71	-	$—
	2,017,727	4.5	$0.58	1,755,500	$0.43

NOTE 14 – RELATED PARTIES

On November 7, 2018 the Company entered into a Note Exchange Agreement with Mr. W. Kip Speyer, our CEO and member of our Board of Directors, pursuant to which we exchanged our convertible notes for three new series of preferred stock. See further discussion in Note 8 Notes Payable for more details regarding the Note Exchange Agreement and Exchange Transaction.

During November 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, entered into two convertible note agreements with the company totaling $80,000. These notes have a conversion price of $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $35,689 at December 31, 2019. The notes are reported net of their unamortized debt discount of $44,311 as of December 31, 2019.

During 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,125,500 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 12.

In 2019 and 2018 we paid cash dividends on these outstanding shares of the Company’s Series E and F Preferred Stock of $44,301 and $78,340, and $141,630 and $12,653 to the shareholders of record, W Kip Speyer and Rich Rogers, respectively.

NOTE 15 – INCOME TAXES

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 22%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely).

For the years ended December 31, 2019 and 2018 there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2019, the Company has net operating loss carry forwards of approximately $4,182,000. As of December 31, 2019, the Company has an income tax benefit of $3,547,274 and a deferred tax liability of $581,440 as a result of deferred tax liabilities associated with acquisitions during the year. The deferred tax liability associated with the S&W, a foreign entity, acquisition is $744,960. The deferred tax liability associated with the NDN acquisition is $3,383,754. The Company’s net operating loss carry forwards may be subject to annual limitations if the Company experiences a change of ownership as defined in Section 382 of the Internal Revenue Code. The Company has not conducted a study to determine if a change of ownership has occurred. The Company’s net operating loss carry forwards may be subject to annual limitations if the Company experiences a change of ownership as defined in Section 382 of the Internal Revenue Code. The Company has not conducted a study to determine if a change of ownership has occurred.

At December 31, 2019 and 2018 the Company has not recorded any liability for uncertain tax positions.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018, are as follows:

	Year ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$4,070,592	$3,158,471
Book to tax difference – intangible assets	—	(45,206)
Accounts receivable	111,205	67,512
Total gross deferred tax assets	4,181,797	3,180,777
Less: Deferred tax asset valuation allowance	(835,986)	(3,180,777)
Total net deferred tax assets	$3,345,811	$—

Deferred tax liability: intangible assets	(3,927,251)	—
Net deferred liability	$(581,440)	$—

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

During 2019, the Company completed the acquisitions of S&W and NDN, see Note 4. In each acquisition, the Company recognized acquired intangible assets, and in accordance with ASC 740 resulted in the recognition of deferred tax liabilities associated with these intangible assets. The acquisition of S&W included $4,655,700 of intangible assets and a deferred tax liability of $744,960. The acquisition of NDN included $15,380,700 of intangible assets and a deferred tax liability of $3,383,754.

Because of the historical earnings history of the Company, the net deferred tax assets less deferred tax liabilities for 2019 and 2018 were fully offset by the deferred tax liability and a 100% valuation allowance on the remaining balance. The change in the valuation allowance was a decrease of approximately $2,345,000 and an increase of $596,000 for the years December 31, 2019 and 2018, respectively. The Company recorded a tax benefit for discontinued operations of $34,785 and $241,412 offset by a similar valuation allowance for the years December 31, 2019 and 2018, respectively.

For the years ended December 31, the provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to loss before taxes as a result of the following:

	2019		2018
	Amount	Rate	Amount	Rate
Federal tax expense (benefit) at the statutory rate from continuing operations	$(1,179,089)	-21.00%	$(867,576)	-21.00%
State tax benefit, net of federal income tax benefit	(57,828)	-0.76%	(33,819)	-0.82%
Foreign tax at federal statutory rate	217,210	3.78%	—	0.00%
Federal deferred tax expense	—	0.00%	(2,640)	-0.06%
State deferred tax expense	—	0.00%	2,791	0.07%
Effect of tax rate change	—	0.00%	16,906	0.41%
Effect of foreign taxes	(163,520)	-2.84%	—	0.00%
Non-deductible expenses	17,938	0.31%	189,274	4.58%
Other adjustments	(37,194)	-0.60%	341,358	4.20%
Change in valuation allowance	(2,344,791)	-40.77%	353,706	4.36%
Total tax provision (benefit)	(3,547,274)	61.69%	—	—

Federal tax expense (benefit) at the statutory rate from discontinued operations	(28,714)	-21.00%	(229,478)	-21.00%
State tax benefit, net of federal income tax benefit	13,981	10.23%	(11,934)	-1.09%

Change in valuation allowance	14,733	10.77%	241,412	22.09%
Total - discontinued operations	—	—	—	—

Total	$—	—	$—	—

	Year ended December 31,
	2019	2018
Current
Federal	$—	$(678,302)
State	—	(36,459)
Foreign	—	—
	—	(714,761)
Deferred
Federal	(2,863,954)	358,264
State	(101,880)	2,791
Foreign	(581,440)	—
	(3,547,274)	361,055
Total	$(3,547,274)	$(353,706)

Income tax benefit from continuing operations before valuation	$(3,547,274)	$(353,706)
Change in valuation allowance	—	353,706

Total	$(3,547,274)	$—

Discontinued Operations
Current
Federal	$—	$(229,478)
State	—	(11,953)
	—	(241,431)
Deferred
Federal	$(34,684)	—
State	(8,588)	—
	(43,272)	—
Total	$(43,272)	$(241,431)

Income tax benefit from discontinuing operations before valuation allowance	(43,272)	(241,431)
Change in valuation allowance	43,272	241,431
Total	$—	$—

NOTE 16 – SUBSEQUENT EVENTS

During the period from January 1, 2020 through May 13, 2020 Bright Mountain Media, Inc. sold 6,002,500 units of our securities to 78 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $3,001,250. Each unit was sold at $0.50, and consisted of one share of common stock and one five year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital Securities, LLC is serving as the Placement Agent for the Company in this offering. As compensation for services the Company has paid Spartan a $25,000 non-refundable engagement fee, $300,125 commissions at 10% of the proceeds, $150,063 non-accountable expense at 5% of the proceeds, $250,000 for the sixty-month Amended M&A Advisory Agreement, and $165,000 for the Finder’s Agreement Amendment. A total of 6,002,500 five year warrants to purchase one share of our common stock, exercisable at a $0.65 share price.

The Board of Directors, at the March 25, 2020 meeting, unanimously approved Mr. Greg Peters as a member of the Board effective March 25, 2020.

The Board of Directors, at the March 25, 2020 meeting, unanimously approved Mr. John (Jack) Dunleavy as a member of the Board and a member of the audit committee effective March 25, 2020.

Our financial performance and operating results may be materially and adversely affected by the outbreak of the novel coronavirus (“COVID-19”). The recent global outbreak of COVID-19 has had an unfavorable impact on our business operations. The COVID-19 pandemic has caused disruptions in the services we provide. In addition, the COVID-19 pandemic has resulted in many states and countries imposing orders resulting in the closure of non-essential businesses – including many companies which advertise digitally. We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact on our business and our financial results. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations, financial condition, and liquidity may be materially and adversely affected as a result of prolonged disruptions in consumer spending, a lack of demand for our services, and other factors that we cannot foresee. The extent to which COVID-19 will impact our business and our financial results will depend on future developments which are highly uncertain and cannot be predicted.

