Form 10-Q
period 2020-03-31
Bright Mountain Media, Inc.
filed 2020-06-30
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of June 29, 2020 there were 107,757,860 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	our history of losses, our declining gross profit margins, our ability to raise additional capital and continue as a going concern;
●	our ability to fully develop the Bright Mountain digital media services platform;
●	the impact of COVID-19 on internet advertising;
●	our ability to manage and expand our relationships with publishers;
●	the impact of seasonal fluctuations on our revenues;
●	acquisitions of new businesses and our ability to integrate those businesses into our operations;
●	online security breaches;
●	failure to effectively promote our brand and attract advertisers;
●	our ability to protect our content;
●	our ability to protect our intellectual property rights;
●	the success of our technology development efforts;
●	additional competition resulting from our business expansion strategy;
●	our dependence on third party service providers;
●	our ability to detect advertising fraud;
●	liability related to content which appears on our websites;
●	regulatory risks and compliance with privacy laws;
●	dependence on executive officers and certain key employees and consultants;
●	our ability to hire qualified personnel;
●	possible problems with our network infrastructure;
●	ongoing material weaknesses in our disclosure controls and internal control over financial reporting;
●	the impact on available working capital resulting from the payment of cash dividends to our affiliates;
●	dilution to existing shareholders upon the conversion of outstanding preferred stock and convertible notes and/or the exercise of outstanding options and warrants, including warrants with cashless exercise rights;
●	the illiquid nature of our common stock;
●	risks associated with securities litigation;
●	provisions of our charter and Florida law which may have anti-takeover effects; and

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, including the Part II, Item 2, our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on May 14, 2020 and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “first quarter of 2020” refers to the three months ended March 31, 2020, “first quarter of 2019” refers to the three months ended March 31, 2019, “2020” refers to the year ending December 31, 2020 and “2019” refers to the year ended December 31, 2019. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,270,023	$957,013
Accounts receivable, net	3,207,560	3,997,475
Note receivable, net	38,329	63,812
Prepaid expenses and other current assets	485,074	752,975
Current assets - discontinued operations	-	1,705

Total Current Assets	5,000,986	5,772,980

Property and equipment, net	25,413	30,666
Website acquisition assets, net	35,316	48,928
Intangible assets, net	18,671,791	19,610,801
Goodwill	53,646,856	53,646,856
Prepaid services/consulting agreements - long term	775,000	913,182
Right of use asset	348,721	397,912
Other assets	94,672	35,823
Total Assets	$78,598,755	$80,457,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,152,462	$8,358,442
Accrued expenses	893,540	3,228,328
Accrued interest to related party	8,652	6,629
Premium finance loan payable	125,453	179,844
Deferred revenues	18,609	6,651
Long term debt, current portion	165,163	165,163
Operating lease liability, current portion	215,004	211,744
Current liabilities - discontinued operations	-	591
Total Current Liabilities	9,578,883	12,157,392

Long term debt to related parties, net	29,179	25,689
Deferred tax liability	516,941	581,440
Operating lease liability, net of current portion	130,979	198,232
Total Liabilities	10,255,982	12,962,753
Commitments and Contingencies
Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A-1, 2,000,000 shares designated, 1,200,000 and 1,200,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	12,000	12,000
Series B-1, 6,000,000 shares designated, 0 and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Series E, 2,500,000 shares designated, issued and outstanding at March 31, 2020 and December 31, 2019, respectively	25,000	25,000
Series F, 4,344,017 shares designated, issued and outstanding at March 31, 2020 and December 31, 2019, respectively	43,440	43,440
Common stock, par value $0.01, 324,000,000 shares authorized, 106,732,860 and 100,244,312 issued and 84,491,031 and 78,063,531 outstanding at March 31, 2020 and December 31, 2019, respectively	1,067,329	1,002,444
Additional paid-in capital	91,099,013	86,856,500
Accumulated deficit	(23,904,009)	(20,444,989)
Total shareholders’ equity	68,342,773	67,494,395
Total Liabilities and Shareholders’ Equity	$78,598,755	$80,457,148

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019

Revenues
Advertising	$2,270,186	$1,085,456

Cost of revenue
Advertising	1,823,082	885,696
Gross profit	447,104	199,760

Selling, general and administrative expenses	3,979,378	915,954

Loss from continuing operations	(3,532,274)	(716,194)

Other income (expense)
Interest income	10,993	6,006
Gain on settlement of liability	-	122,500
Other expense	(215)	-
Interest expense	-	(909)
Interest expense - related party	(2,023)	(6,201)
Total other income	8,755	121,396

Net loss from continuing operations before tax	(3,523,519)	(594,798)

Loss from discontinued operations	-	(115,464)

Net loss before tax	(3,523,519)	(710,262)

Income tax benefit	64,499	-

Net loss	(3,459,020)	(710,262)

Preferred stock dividends
Series A-1, Series E, and Series F preferred stock	(118,252)	(74,171)

Net loss attributable to common shareholders	$(3,577,272)	$(784,433)

Basic and diluted net loss from continuing operations per share	$(0.03)	$(0.01)
Basic and diluted net loss from discontinued operations per share	$0.00	$(0.00)
Basic and diluted net loss per share	$(0.03)	$(0.01)
Weighted average shares outstanding - basic and diluted	106,098,560	62,900,662

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	8,044,017	$80,440	100,244,312	$1,002,444	$86,856,500	$(20,444,989)	$67,494,395
Series A-1, E, and F preferred stock dividend	-	-	-	-	(118,252)	-	(118,252)
Stock option vesting expense	-	-	-	-	36,595	-	36,595
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	5,117,500	51,175	2,123,762	-	2,174,937
Stock issued to Spartan Capital for consulting services	-	-	1,310,000	13,100	2,109,300	-	2,122,400
Common stock issued for services rendered	-	-	61,048	610	91,108	-	91,718
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(3,459,020)	(3,459,020)
Balance - March 31, 2020	8,044,017	$80,440	106,732,860	$1,067,329	$91,099,013	$(23,904,009)	$68,342,773

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	6,844,017	$68,440	62,125,114	$621,252	$19,775,753	$(17,042,966)	$3,422,479
Series E and F preferred stock dividend	-	-	-	-	(74,171)	-	(74,171)
Stock option vesting expense	-	-	-	-	3,213	-	3,213
Common stock issued for services - cancelled	-	-	(3,000)	-	-	-	-
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	1,943,750	19,437	854,513	-	873,950
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(710,262)	(710,262)
Balance – March 31, 2019	6,844,017	$68,440	64,065,864	$640,689	$20,559,308	$(17,753,228)	$3,515,209

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

March 31, 2020

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,459,020)	$(710,262)
Add back: loss attributable to discontinued operations	-	115,464
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,253	2,352
Amortization of debt discount	3,490	3,452
Amortization	952,622	35,813
Gain on settlement of liability	-	(122,500)
Stock option compensation expense	36,595	3,213
Stock issued for services rendered	91,718	-
Non-cash acquisition fee	275,000	-
Change in deferred taxes	(64,499)	-
Provision for bad debt	-	4,034
Changes in operating assets and liabilities:
Accounts receivable	789,915	(375,928)
Prepaid expenses and other current assets	314,015	29,361
Prepaid services/consulting agreements	93,182	127,500
Other assets	(58,849)	(4,703)
Right of use asset and lease liability	(14,802)	-
Accounts payable	(205,980)	360,393
Accrued expenses	(141,893)	(26,538)
Accrued interest – related party	2,023	-
Deferred revenues	11,958	2,485
Net cash (used in) continuing operations for operating activities	(1,369,272)	(555,864)
Net cash (used in) discontinued operations	-	(73,589)
Net cash (used in) operating activities	(1,369,272)	(629,453)

Cash flows from investing activities:
Cash paid for website acquisition	-	(8,000)
Net cash (used in) investing activities	-	(8,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,734,937	873,950
Payments of premium finance loan payable	(54,391)	(32,331)
Dividend payments	(23,747)	(74,171)
Principal payments received (funded) for notes receivable	25,483	(64,681)
Note receivable funded	-	(375,303)
Net cash provided by financing activities	1,682,282	327,464

Net increase (decrease) in cash and cash equivalents including cash and cash equivalents classified within assets related to continuing operations	313,010	(309,989)
Net decrease in cash and cash equivalents classified within assets related to discontinued operations	-	(4,943)
Net increase (decrease) in cash and cash equivalents	313,010	(314,932)
Cash and cash equivalents at the beginning of period	957,013	1,042,457
Cash and cash equivalents at end of period	$1,270,023	$727,525

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

March 31, 2020

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for
Interest	$2,023	$2,749

Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$125,987	$71,845
Issuance of common stock payable to Spartan Capital for consulting services	$2,122,400	$-
Accrued consulting fees withheld from offering proceeds	$165,000	$-
Notes receivable for the sale of Black Helmet	$-	$155,000
Recognition of right of use asset and lease liability	$-	$245,540

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization and Nature of Operations

Bright Mountain Media, Inc. is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, was formed as a Florida limited liability company in May 2011. Its wholly owned subsidiary, Bright Mountain, LLC (“BMLLC”) F/K/A Daily Engage Media Group, LLC (“DEM”) was formed as a New Jersey limited liability company in February 2015. In August 2019 Bright Mountain Israel Acquisition, an Israeli company was formed and acquired the wholly owned subsidiary Slutzky & Winshman Ltd. (“S&W”) which then changed its name to Oceanside Media, see Note 4. Further, on November 18, 2019, Bright Mountain Media, Inc., through its wholly owned subsidiary BMTM2, Inc., a Florida corporation, merged with News Distribution Network, Inc., a Delaware company, which then changed its name to MediaHouse, Inc. When used herein, the terms “BMTM, the “Company,” “we,” “us,” “our” or “Bright Mountain” refers to Bright Mountain Media, Inc. and its subsidiaries.

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

Continuing Operations

Bright Mountain Media, Inc. is an end-to-end digital media and advertising services platform, connecting brands with targeted consumer demographics. Bright Mountain Media connects brands with targeted consumer demographics while maximizing revenue to publishers. Bright Mountain Media’s assets include the Bright Mountain, LLC ad network, MediaHouse (f/k/a NDN), Oceanside (f/k/a S&W Media), Wild Sky Media and 24 owned and/or managed websites.

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

During the past several years the Company has evolved to place its emphasis on not only providing quality content on our websites to drive traffic increases, but to increase the advertising revenue we generate from companies and brands looking to reach our audiences. Our platform connects general advertisers with over 1,000 digital publications worldwide. Bright Mountain’s platform features timely, proprietary, and aggregated content covering current events and a variety of subjects that are targeted to specific demographics of the individual website. Our business strategy requires us to continue to provide this quality content to our markets as we grow our business, operations, and revenues.

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

NOTE 2 - GOING CONCERN.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $3,459,020 and used net cash in operating activities of $1,369,272 for the three months ended March 31, 2020. The Company had an accumulated deficit of $23,904,009 at March 31, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, control its expenses and its ability to continue obtaining investment capital and loans from related parties and outside investors to sustain its current level of operations.

Management continues raising capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources. The Company is not currently involved in any binding agreements to raise public or private capital.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months ended March 31, 2020 and 2019 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on May 14, 2020. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

The Company has one revenue stream generated directly from publishing advertisements, whether on the Company’s owned and operated sites, our ad network, or platforms. The revenue is earned when the website visitors view or click the published website advertisements. Specific revenue recognition criteria for the advertising revenue stream is as follows:

●	Advertising revenues are generated by website visitors viewing or “clicking” on website advertisements utilizing direct-sold campaigns or several ad network partners.
●	Revenues are recognized net of adjustments based on the traffic generated and is billed monthly. The Company subsequently settles these transactions with publishers at which time adjustments for invalid traffic may impact the amount collected.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

On January 1, 2019, the Company recognized a ROU asset and a lease liability of approximately $235,000. In connection with the acquisition of S&W in August 2019 a ROU asset and lease liability of approximately $353,000 was recognized on the consolidated balance sheet.

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

March 31, 2020

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

The following are the major categories of liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3

Balance at December 31, 2019	$245,163
Long term debt additions during 2020	-
Principal reductions/payments during 2020	-
Adjustment to fair value	-
Balance at March 31, 2020	$245,163

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of March 31, 2020 and December 31, 2019, the Company has recorded an allowance for doubtful accounts of $472,986 and $505,401, respectively.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three - five years for office furniture and fixtures, and three years for computer equipment. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements.

Website Development Costs

The Company accounts for its website development costs in accordance with ASC 350-50, “Website Development Costs”. These costs, if any, are included in intangible assets in the accompanying consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

For the three months ended March 31, 2020 and 2019, $0 and $8,000 was capitalized for the purchase of a Facebook page, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2020 and 2019, non-cash stock-based stock option compensation expense was $36,595 and $3,213, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2020 and 2019, advertising, marketing and promotion expense was $11,856 and $6,000, respectively for continuing operations and $0 and $6,002 for discontinued operations, respectively.

Foreign currency translation

Assets and liabilities of the Company’s Israeli subsidiary are translated from Israeli shekels to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period will be included in our statements of comprehensive income. Based on the timing of the acquisition of the Israeli subsidiary, see Note 4, the impact of the currency exchange is immaterial for the three months ended March 31, 2020.

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

March 31, 2020

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

As of March 31, 2020, tax years 2019, 2018, and 2017 remain open for Internal Revenue Service (“IRS”) audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

The Company generates revenues from through Ad Exchange Networks and through our Owned and Operated Ad Exchange Network. There were two large customers which account for approximately 10.9% and 10.3% of the Ad Exchange Network Revenue for the three months ended March 31, 2020. None of the customers accounted for accounts receivable in excess of 10% at March 31, 2020. There is one large vendor who is owed approximately 12% of the accounts payable due.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At March 31, 2020 and December 31, 2019, the Company had approximately $250,000 and $0, respectively, in cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the three months ended March 31, 2020 a large portion of the Company’s funding was provided through the sale of shares of the Company’s common stock with related warrants.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of March 31, 2020 and 2019, there were 2,017,727 and 1,797,000 common stock equivalent shares outstanding as stock options, respectively; 27,726,170 and 16,319,875 common stock equivalent shares outstanding from warrants to purchase common shares, respectively, 8,044,017 and 6,844,017 common stock equivalents from the conversion of preferred stock, respectively; and 80,000 and 0 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

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

March 31, 2020

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

ASU 2016-13 also revises the approach to recognizing credit losses for available-for-sale securities by replacing the direct write-down approach with the allowance approach and limiting the allowance to the amount at which the security’s fair value is less than the amortized cost. In addition, ASU 2016-13 provides that the initial allowance for credit losses on purchased credit impaired financial assets will be recorded as an increase to the purchase price, with subsequent changes to the allowance recorded as a credit loss expense. ASU 2016-13 also expands disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance did not have an impact on the consolidated financial statements.

In January 2017, the FASB issued 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test and eliminating the requirement for a reporting unit with a zero or negative carrying amount to perform a qualitative assessment. Instead, under this pronouncement, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and would recognize an impairment change for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized is not to exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects will be considered, if applicable. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance did not have an impact on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance did not have an impact on our consolidated Financial Statements.

NOTE 4 – ACQUISITIONS

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“S&W”) and the shareholders of S&W (the “Shareholders”). The merger closed on August 15, 2019, and we acquired all of the outstanding shares of S&W. Subsequent to the transaction, the company was renamed and rebranded as Oceanside Media. Pursuant to the terms of the Merger Agreement, we issued 12,130,799 shares valued at $19,409,278 to owners and employees of Oceanside Media, contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two year promissory notes (the “Closing Notes”), and 223,841 restricted stock units held in escrow for future vested stock options valued at $185,722. As of March 31, 2020, we are unable to quantify the likelihood of determining if the objectives will be met for payment of the first closing note.

Effective upon the Closing, we agreed to pay Spartan Capital Securities (“Spartan Capital”) a broker-dealer and member of FINRA a finder’s fee equal to issue 650,000 shares of our common stock valued at $1,040,000 and $650,000 cash. The shares were issued in February 2020 and the $165,000 was paid in March 2020. The amounts due were included in the accrued expenses as of December 31, 2019.

In accordance with ASC 805 “Business Combinations” the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date. As further discussed in Note 15, the Company recognized a deferred tax liability associated with the intangible assets acquired.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

August 15, 2019
Tangible assets acquired	$3,234,754
Liabilities assumed	(3,402,999)
Deferred tax liability	(744,960)
Net liabilities assumed	(913,205)

Tradename – Trademarks	1,207,400
IP/Technology	1,883,000
Customer relationships	738,000
Non-compete agreements	827,300
Goodwill	15,666,783
Total purchase price	$19,409,278

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 4 – ACQUISITIONS (continued).

The table below summarizes the value of the total consideration given in the transaction:

Amount

Shares issued to owners	$19,185,524
Shares issued for vested options	127,757
Shares issued to employees	96,000
Preliminary purchase price	19,409,281
Restricted stock units held in escrow	185,719
Closing notes	750,000
Total consideration	$20,345,000

On November 18, 2019, the Company executed a Merger Agreement which merged Bright Mountain Media, Inc., a Florida corporation (“Bright Mountain Media”), through its wholly-owned subsidiary BMTM2, Inc., a Florida corporation with News Distribution Network, Inc. a Delaware Company (“NDN”). The subsidiary then changed its name to MediaHouse. Bright Mountain agreed to issue 22,180,761 shares of its common stock. Each share of NDN’s outstanding Series A-1 Preferred Stock and common stock, were cancelled and extinguished and converted into the right to receive shares of Bright Mountain’s common stock based upon a paid-in capital basis, and subject to a $1.75 conversion price of our common stock. For every $1.75 of paid-in capital by an NDN stockholder, the NDN stockholder received one share of Bright Mountain common stock. Moreover, All NDN warrants and options outstanding at the Effective Time of the Merger Agreement terminated and were cancelled unless exercised prior to the Effective Time of the Merger Agreement.

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

The Total Consideration Shares are subject to lock up restrictions on resale as determined by Bright Mountain and 25% percent of the Total Consideration Shares were placed in escrow to satisfy certain obligations including, but not limited to, (i) the delivery of NDN audited financial statements, (ii) NDN having accounts receivable of at least $1,100,000 and (iii) certain NDN liabilities not to exceed $4,000,000. Effective upon the Closing, we agreed to pay Spartan Capital Securities LLC (“Spartan Capital”) a broker-dealer and member of FINRA a finder’s fee equal to issue 660,000 shares of our common stock valued at $1,082,400. The shares were issued in February 2020. The value of the shares were included in the accrued expenses as of December 31, 2019.

In accordance with ASC 805 “Business Combinations” the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date. As discussed further in Note 15, the Company recognized a deferred tax liability associated with the intangible assets acquired.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

November 18, 2019
Tangible assets acquired	$1,193,313
Liabilities assumed	(4,228,722)
Deferred tax liability	(3,383,754)
Net liabilities assumed	(6,419,163)

Tradename – Trademarks	923,600
IP/Technology	4,930,000
Customer relationships	8,690,000
Non-compete agreements	837,100
Goodwill	36,991,147
Total purchase price	$45,952,684

The table below summarizes the value of the total consideration given in the transaction:

Amount

Shares issued to owners	$36,376,448
Warrants issued	9,576,236
Total consideration	$45,952,684

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisitions of S&W and NDN, which was closed in August 2019 and November 2019, respectively, had taken place on the first day of the 2019. These combined results are not necessarily indicative of the results that may have been achieved had the business been acquired as of the first day of the period presented.

March 31, 2019
Total revenue	$3,012,119
Total expenses	(3,517,064)
Preferred stock dividend	(74,171)
Net loss attributable to common shareholders	(579,116)
Basic and diluted net loss per share	$(0.01)

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

Management, prior to December 31, 2018, with the appropriate level of authority, determined to discontinue the operations of Bright Mountain Watches effective December 31, 2018. The decisions to exit all components of our product segment will result in these businesses being accounted for as discontinued operations. The Company has determined that the exit of the Bright Mountain Watches business requires the Company to liquidate the inventory and settle all obligations to wind down the business unit. The Company sold the remaining inventory during 2019. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification 205-20-45, as such the results have been classified as discontinued operations.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

During the quarter ended March 31, 2020, the Company settled the discontinued assets and liabilities and assumed the remaining cash. The detail of the consolidated balance sheet, the consolidated statement of operations and consolidated cash flow for the discontinued operations is as stated below:

December 31, 2019

Cash	$791
Accounts receivable	914
Total current assets	1,705
Fixed assets, net	-
Other assets	-
Total other assets - discontinued operations	-
Total assets - discontinued operations	1,705
Accounts payable	591
Deferred rents	-
Total current liabilities - discontinued operations	591
Net assets discontinued operations	$1,114

December 31, 2019
Revenues	$102,999
Cost of revenues	55,844
Gross profit	47,155

Selling, general and administrative expenses	212,798

Loss from discontinued operations	(165,643)

Other income	28,909
Loss from discontinued operations	$(136,734)

Basic and fully diluted net loss per share	$0.00

Cash (used in) operations for discontinued operations:
Loss from discontinued operations	$(136,734)
Write-off of fixed assets	59,797
Inventory	262,318
Accounts receivable	(914)
Other assets	11,123
Accounts payable	(155,811)
Deferred rents	(16,417)
Cash (used in) discontinued operations	$(23,362)
Net decrease in cash and cash equivalents from discontinued operations	$(15,956)

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 6 – PREPAID COSTS AND EXPENSES.

At March 31, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019
Prepaid insurance	$125,987	$205,656
Prepaid VAT fees	30,474	199,596
Prepaid expenses – other	18,613	37,723
Current portion of prepaid service agreements	310,000	310,000
Prepaid expenses and other current assets	$485,074	$752,975

NOTE 7 – PROPERTY AND EQUIPMENT.

At March 31, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Lives	March 31, 2020	December 31,2019
Furniture and fixtures	3-5 years	$39,696	$39,696
Leasehold improvements	3 years	704	1,388
Computer equipment	3 years	76,966	79,188
Total property and equipment		117,366	120,272
Less: accumulated depreciation		(91,953)	(89,606)
Total property and equipment, net		$25,413	$30,666

Depreciation expense for the three months ending March 31, 2020 and 2019, was $5,253 and $2,352, respectively.

NOTE 8 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At March 31, 2020 and December 31, 2019, respectively, website acquisitions, net consisted of the following:

	Useful Lives	March 31, 2020	December 31, 2019
Website Acquisition Assets	3-5 years	$1,124,846	$1,124,846
Less: accumulated amortization		(889,134)	(875,522)
Less: cumulative impairment loss		(200,396)	(200,396)
Website Acquisition Assets, net		$35,316	$48,928

At March 31, 2020 and December 31, 2019, respectively, intangible assets, net consisted of the following:

	Useful Lives	March 31, 2020	December 31, 2019
Trade name	5 years	$2,131,000	$2,131,000
Customer relationships	5 years	9,615,000	9,615,000
IP/Technology	5 years	6,813,000	6,813,000
Non-compete agreements	3-5 years	1,742,400	1,742,400
Total Intangible Assets		$20,301,400	$20,301,400
Less: accumulated amortization		(1,629,609)	(690,599)
Intangible assets, net		$18,671,791	$19,610,801
Goodwill		$53,646,856	$53,646,856

Amortization expense for the three months ended March 31, 2020 and 2019 was $952,622 and $35,813, respectively, related to both the website acquisition costs and the intangible assets.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 9 – ACCRUED EXPENSES.

At March 31, 2020 and December 31, 2019, respectively, accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
	(unaudited)
Accrued dividends	$253,471	$158,966
Accrued professional fees	130,387	62,887
Other accrued expenses	196,232	377,075
Accrued compensation	313,450	342,000
Accrued service/consulting agreements	-	2,287,400
Total accrued expenses	$893,540	$3,228,328

The accrued consulting fees on December 31, 2019 included $2,122,400 representing cash due of $165,000 and common stock of 650,000 and 660,000 shares to be issued to Spartan Capital Securities, LLC in the acquisition of S&W and MediaHouse, respectively. This liability including the share issuance and cash payment was settled during the three months ended March 31, 2020.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 10 – NOTES PAYABLE

Long-term debt to related parties

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

The principal balance of these notes payable was $80,000 and $80,000 at March 31, 2020 and December 31, 2019, respectively and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $50,821 and $54,311. At March 31, 2020 and December 31, 2019, the total convertible notes payable to related party net of discounts was $29,179 and $25,689, respectively.

Interest expense for note payable to related party was $2,023 and $2,749 at March 31, 2020 and March 31, 2019, respectively and discount amortization was $3,490 and $3,452, respectively.

Long-term debt

In connection with the acquisition of BMLLC, the Company issued promissory notes totaling $380,000. The notes have no stated interest rate and matured on September 19, 2018 and the Company is in default pending the final outcome of the legal matters. The balance of the notes payable at March 31, 2020 and December 31, 2019 were $165,163 and $165,163, respectively. This note was not paid off by the maturity date due to pending litigation. See further discussion in Note 11, under Legal.

At March 31, 2020 and December 31, 2019 a summary of the Company’s debt is as follows:

	March 31, 2020	December 31, 2019
Non-interest bearing Promissory Note issued for the BMLLC acquisition on September 19, 2017 which matured on September 19, 2018. The original note was $380,000 of which $35,000 was reclassified in 2018 to the Service Agreement listed below.
Total Debt	$165,163	$165,163
Less Short Term Debt	165,163	165,163
Long Term Debt	$—	$—

The minimum annual principal payments of notes payable at March 31, 2020 were:

2020	$165,163

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2020 and 2019 of $194,592 and $179,844, respectively.

Total Premium Finance Loan Payable balance for the Company’s policies was $125,453 at March 31, 2020 and $179,844 at December 31, 2019.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

The right of use asset and lease liability is as follows as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Assets
Operating lease right of use asset	$348,721	$397,912

Liabilities
Operating lease liability, current	$215,004	$211,744
Operating lease liability, net of current portion	130,979	198,232
Total operating lease liabilities	$345,983	$409,976

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three months ended March 31, 2020.

The maturity of the Company’s operating lease liability for the 12 months ended March 31:

2021	$215,004
2022	130,979
Total net lease liabilities	$345,983

The following summarizes additional information related to the operating lease:

March 31, 2020
Weighted-average remaining lease term	1.83 years
Weighted-average discount rate	5.50%

For the three months ended March 31, 2020 and 2019, rent expense in continuing operations was $160,631 and $29,409, respectively. For the three months ended March 31, 2020 and 2019, rent expense included in discontinued operations was $0 and $37,042, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Other Commitments

On September 5, 2018 the Company entered into a Master Services Agreement with Kubient, Inc. pursuant to which it will provide its programmatic technology platform to us on a nonexclusive basis for the purpose of managing our programmatic business partners. The Company has not paid anything to Kubient, Inc. for the three months ended March 31, 2020 for its platform. The Company has ceased advertising services with Kubient and at March 31, 2020 the Company is owed $125,387 and a note receivable of $75,000 plus interest, and we have reserved a total of $136,000 against these balances.

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

On September 6, 2017 we also entered into a five-year M&A Advisory Agreement with Spartan Capital which became effective on September 28, 2018 upon completion of the private placement for sixty months. Under the terms of the agreement, Spartan Capital will provide consulting services to us related to potential mergers or acquisitions, including candidates, valuations and transaction terms and structures.

Consulting fees consisting of $300,000 in cash and 1,000,000 shares of common stock valued at $750,000 as well as the $500,000 M&A advisory fee are considered prepaid expenses. Total prepaid service/consulting fees, were $1,035,000, of which $260,000 is considered short-term and is included in prepaid expenses and other current assets as of March 31, 2020. These prepaid expenses are being amortized over 60 months, the term of the respective agreements. The amortization expense was $77,500 and $77,500 for the three months ended March 31, 2020 and 2019, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

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

On March 25, 2020, the Board approved a new Employment Agreement with W. Kip Speyer, the Company’s Chairman and Chief Executive Officer. The Employment Agreement is to take effect on April 1, 2020. The Employment Agreement has a 3 year-term and will automatically renew for one-year periods unless either party notifies the other party, in writing, at least 90 days prior to the end of the Employment Period or the Renewal Period that the Agreement will not be renewed. The Company will pay Mr. Speyer an annual base salary of $325,000. Mr. Speyer may also receive an annual bonus in an amount to be determined by the Company’s Compensation Committee in their sole discretion. Mr. Speyer is entitled to participate in the Company benefit programs and he is entitled to reimbursement of out-of-pocket business expenses, including a monthly automobile allowance of $800. In the event that Mr. Speyer is terminated by the Company without cause, the Company will continue to pay his base salary in accordance with normal payroll practices through the end of his Employment Period, without renewal.

On March 25, 2020, the Board approved a new Employment Agreement with Greg Peters the Company’s President and Chief Operating Officer. The Employment Agreement is to take effect on April 1, 2020. The Employment Agreement has a year-term and will automatically renew for a one-year period unless either party notifies the other party, in writing, at least 90 days prior to the end of the Employment Period or the Renewal Period that the Agreement will not be renewed. The Company will pay Mr. Peters an annual base salary of $325,000. Mr. Peters may also receive an annual bonus in an amount to be determined by the Company’s Compensation Committee in their sole discretion. Mr. Peters is entitled to participate in the Company benefit programs and he is entitled to reimbursement of out-of-pocket business expenses, including reimbursement for mileage used during Company business in the automobile he owns or leases. In the event that Mr. Peters is terminated by the Company without cause, the Company will continue to pay his base salary in accordance with normal payroll practices through the end of his Employment Period, without renewal.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 12 – PREFERRED STOCK.

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the “Preferred Stock”), issuable in such series and with such designations, rights and preferences as the board of directors may determine. The Company’s board of directors has previously designated five series of preferred stock, consisting of 10% Series A-1 Convertible Preferred Stock (“Series A-1 Stock”), 10% Series B Convertible Preferred Stock (“Series B Stock”), 10% Series C Convertible Preferred Stock (“Series C Stock”), 10% Series D Convertible Preferred Stock (“Series D Stock”) and 10% Series E Convertible Preferred Stock (“Series E Stock”).

On November 20, 2019 we filed Articles of Amendment to our Amended and Restated Articles of Incorporation, as amended, which returned 2,000,000 shares of previously designated 10% Series B Convertible Preferred Stock, 2,000,000 shares of previously designated 10% Series C Convertible Preferred Stock and 2,000,000 shares of previously designated 10% Series D Convertible Preferred Stock to the status of authorized but undesignated and unissued shares of our blank check preferred stock as there were no shares of any of these series outstanding and no intention to issue any such shares in the future. The returned series were replaced by 6,000,000 shares of 5% Series B-1 Convertible Preferred Stock.

At March 31, 2020, there were 1,200,000 shares of Series A-1 Stock and 2,500,000 shares of Series E Stock and 4,344,017 shares of Series F Stock issued and outstanding. There are no shares of Series B-1 Stock issued and outstanding

The Series A-1 Stock is senior to all other classes of the Company’s securities and has a stated value of $0.50 per share. Holders of shares of Series A-1 Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each 10 shares of Series A-1 Stock, payable annually the 10th business day of January. The shares of Series A-1 Stock are redeemable at the Company’s option upon 20 days’ notice for an amount equal to the amount of capital invested. On the 10th business day of January 2018 there were 10,000 shares of common stock dividends owed and payable to the Series A-1 Stockholder of record as dividends on the Series A-1 Stock. These preferred shares automatically converted into common shares on December 30, 2018 as defined above.

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

The remaining designations, rights and preferences of each of the Series A-1 Stock and Series E Stock are identical, including (i) shares do not have voting rights, except as may be permitted under Florida law, (ii) are convertible into shares of our common stock at the holder’s option on a one for one basis, (iii) are entitled to a liquidation preference equal to a return of the capital invested, and (iv) each share will automatically convert into shares of common stock five years from the date of issuance or upon a change in control. Both the voluntary and automatic conversion formulas are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

In 2019, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,200,000 shares of Series A-1 Stock at a purchase price of $0.50 per share.

In 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,125,000 shares of Series E Stock at a purchase price of $0.40 per share.

Dividends paid for Series A-1, E and F Convertible Preferred Stock paid to Mr. W. Kip Speyer were $23,747 during the three months ended March 31, 2020 and for Series E and F Convertible Preferred Stock were $74,171 during the three months ended March 31, 2019.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 13 – COMMON STOCK.

A) Stock issued for Cash

During the first quarter of 2020, the Company sold an aggregate of 5,117,500 units of its securities to 57 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $2,558,750. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital, served as placement agent for the Company in this offering. As compensation for its services, Spartan Capital held back $383,813 for commissions, $165,000 to pay the accrued finder’s fee for the Oceanside acquisition, and $275,000 in other consulting fees, resulting in net cash received by the Company of $1,734,937. The Company issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 511,750 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the final closing on March 16, 2020 included in the Company’s consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2020.

During 2019, the Company sold an aggregate of 163,750 units of its securities to 1 accredited investor in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $58,950. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share. Spartan Capital, served as placement agent for the Company in this offering. As compensation for its services, the Company paid Spartan Capital commissions and other fees totaling $6,550, and issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 16,375 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the final closing on January 9, 2019 included in the Company’s consolidated statement of changes in shareholders’ equity for the three months ended December 31, 2019.

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

In February 2020, the Company issued 650,000 shares of our common stock to Spartan Capital for services rendered during 2019 based on the fair value of date of service, or $1.60 a share valued at $1,040,000.

In February 2020, the Company issued 660,000 shares of our common stock to Spartan Capital for services rendered during 2019 based on the fair value of date of service, or $1.64 a share valued at $1,082,400.

In March 2020, the Company issued 60,000 shares of our common stock to MZHCI, Inc for services rendered during 2020 based on the fair value of date of service, or $1.50 a share valued at $90,000.

C) Stock issued for acquisitions

On August 15, 2019, the Company issued 12,354,640 shares of its common stock in connection to the acquisition of Oceanside Media. The common shares were values at $19,409,278 or $1.57 per share.

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

March 31, 2020

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

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

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. As of March 31, 2020, 9,000 shares were remaining under the 2011 Plan for future issuance. As of March 31, 2020, 25,000 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company’s board of directors and majority stockholder adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. As of March 31, 2020, 420,000 shares were remaining under the 2015 Plan for the future issuance.

On November 7, 2019, the Company’s board of directors and majority stockholder adopted the 2019 Stock Option Plan (the “2019 Plan”), to be effective on November 7, 2019. The Company has reserved for issuance an aggregate of 5,000,000 shares of common stock under the 2019 Plan. As of March 31, 2020, 4,884,273 shares were remaining under the 2015 Plan for the future issuance.

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

The Company recorded $36,595 and $3,213 of stock option expense for the three months ended March 31, 2020 and 2019, respectively. The stock option expense for the three months ended March 31, 2020 and 2019, respectively has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of March 31, 2020, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $320,161 to be recognized through March 2024.

A summary of the Company’s stock option activity during the three months ended March 31, 2020 is presented below:

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	2,017,727	$0.58	4.5	$2,764,286
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, March 31, 2020	2,017,727	$0.583	4.5	$2,259,854
Exercisable at March 31, 2020	1,755,500	$0.43	4.2	$2,229,485

Summarized information with respect to options outstanding under the two option plans at March 31, 2020 is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
$0.14 - $0.24	540,000	$0.14	1.0	540,000	$0.14
0.25 - 0.49	351,000	0.28	2.9	351,000	0.28
0.50 - 0.85	906,000	0.68	5.2	864,500	0.68
1.64 - 1.75	220,727	1.71	9.7	—	—
	2,017,727	$0.58	4.2	1,755,500	$0.43

NOTE 14 – RELATED PARTIES.

On November 7, 2018 the Company entered into a Note Exchange Agreement with Mr. W. Kip Speyer, our CEO and member of our Board of Directors, pursuant to which we exchanged our convertible notes for three new series of preferred stock. See further discussion in Note 8 Notes Payable for more details regarding the Note Exchange Agreement and Exchange Transaction.

During November 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, entered into two convertible note agreements with the company totaling $80,000. These notes have a conversion price of $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $29,179 and $25,689 at March 31, 2020 and December 31, 2019. The notes are reported net of their unamortized debt discount of $50,821 and $54,311 as of March 31, 2020 and December 31, 2019, respectively.

During 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,125,500 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 12.

During the three months ended March 31, 2020 and 2019 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $23,747 and $74,170, respectively held by affiliates of the Company.

NOTE 15 – INCOME TAXES.

At March 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the three months ended March 31, 2020 and 2019.

At March 31, 2020 and December 31, 2019, the Company had unused net operating loss (“NOL”) carry-forwards of $5,360,570 and $4,181,797, respectively. The valuation allowance associated with the deferred tax asset increased $1,471,912 during the three months ended March 31, 2020. The Company’s remaining unused NOLs that were generated prior to the operations and acquisitions in 2019 are subject to limitations under Section 382 of the Internal Revenue Code and are limited in the amount that can be utilized in any one year.

The deferred tax liability balance was $516,941 and $581,440 as of March 31, 2020 and December 31, 2019, respectively. The change in the balance of $64,499 represents the after tax impact of the amortization of the international intangible assets and the benefit of the tax loss .

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS.

During the period from April 1, 2020 through June 29, 2020 Bright Mountain Media, Inc. sold 1,025,000 units of our securities to 19 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $512,500. Each unit was sold at $0.50 and consisted of one share of common stock and one five- year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital Securities, LLC is serving as the Placement Agent for the Company in this offering. As compensation for services the Company has paid Spartan $51,250 commissions at 10% of the proceeds, $25,625 non-accountable expense at 5% of the proceeds. A total of 1,025,000 five-year warrants were issued to the investors to purchase one share of our common stock, exercisable at a $0.65 share price. The Placement Agent was issued a total of 102,500 five-year warrants to purchase one share of our common stock, exercisable at a $1.00 share price.

On April 24, 2020, Bright Mountain Media, Inc. (the “Company”) received loan proceeds of $464,800 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan is evinced by a promissory note (the “Promissory Note”) with Regions Bank and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

On May 14, 2020, the Company granted 75,000 stock options to an employee in connection with his employment.

On June 1, 2020, Bright Mountain Media, Inc. (“Bright Mountain”) entered into a membership interest purchase agreement (the “Purchase Agreement”) with Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane”) to purchase 100% of the membership interests of CL Media Holdings, LLC (“Wild Sky Media”). The purchase was completed on a debt-free, cash-free basis, free and clear of any liens and encumbrances. Bright Mountain issued 2,500,000 shares of its restricted common stock to Centre Lane and Centre Lane issued a first lien senior secured credit facility which consisted of $15.0 million of initial indebtedness, repayment of Wild Sky Media’s Fast Pay existing credit facility of approximately $900,000 and $500,000 expenses totaling $16,416,905. Per the credit facility with the seller, our loan payments begin 18 months from the time of the acquisition. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on May 14, 2019 (the “2019 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three months ended March 31, 2020 and 2019 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2019 is derived from our audited consolidated financial statements appearing in the 2019 10-K.

Executive Overview of First Quarter 2020 Results

Our key user metrics and financial results for the first quarter of 2020, for the three months ended March 31, 2020, which include certain charges related to our financing with Spartan Capital, are more fully discussed and described herein and should be read in context with the disclosure on this page. The first quarter results are as follows:

User metrics:

●	Quarterly ad impressions delivered were approximately 1.5 billion in the first quarter of 2020 and approximately 1 billion for the three months ended March 31, 2019;

First quarter 2020 financial results:

●	Advertising revenue increased 109% in the three months ended March 31, 2020 from the same period of 2019;

●	Gross profit increased 124% in the three months ended March 31, 2020 from the same period of 2019;

●	Advertising revenue was negatively impacted by the emergence of COVID-19 during the quarter, while our operating expenses were not materially impacted;

●	Selling, general and administrative expenses increased 334% in the three months ended March 31, 2020 from the same period of 2019;

●

Included within the expenses for the three months ended March 31, 2020 are $952,622 of non-cash amortization of the intangible assets, $442,500 of non-cash expenses associated with the equity raise, and $281,618 of acquisition related audit and consulting fees, and $36,595 of stock based compensation;

●	Net cash used in operating activities was $(1,369,272) for the first three months of 2020 as compared to $(629,453) for the three months of 2019.

Overview

Bright Mountain Media, Inc. is an end-to-end digital media and advertising services platform, efficiently connecting brands with targeted consumer demographics. Through the removal of middlemen in the advertising services process, Bright Mountain Media efficiently connects brands with targeted consumer demographics while maximizing revenue to publishers. Bright Mountain Media’s assets include the Bright Mountain, LLC ad network, MediaHouse (f/k/a NDN), Oceanside (f/k/a S&W Media), Wild Sky Media and 24 owned and/or managed websites.

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

When fully developed Bright Mountain’s full suite of advertising solutions will include:

●	The ability for advertisers to purchase advertising space on a variety of digital publications;

●	Leading targeting technology, allowing advertisers to pinpoint their marketing efforts to reach geo-targeted, specific demographics across desktop, tablet, and mobile devices;

●	The ability to handle any ad format, including video, display, and native advertisements;

●	Ad serving and self-service features for publishers and advertisers; and

●	Server-to-server integration with other advertiser and publisher platforms for extremely quick transactions and ad deployments.

This Bright Mountain’s platform will be a marketplace for publishers and advertisers where they will be able to choose from various features to maximize their earning potential. Advertisers have the ability to directly target desired demographics on publishers sites through our platform. Publishers will be able to select a variety of ad units for their video, mobile, display and native advertisements, and have the ability to create their own unique ad formats.

We have begun expansion with the recent acquisition of Wild Sky Media. Wild Sky Media offers massive global reach through hyper-engaging content and multicultural audiences. This is achieved through their six websites focused on the female demographic. The websites include Mom.com, Cafemom.com, LittleThings.com, mamaslatinas.com, revelist.com, and babynamewizard.com.

Key initiatives

Our growth strategy is based upon:

●	completing and launching the Bright Mountain Media advertising solutions marketplace;

●	expanding our sales revenues through organic growth;

●	continuing to pursue acquisition candidates that are strategic our business plan;

●	evaluating expenses attributed to our non-strategic business lines; and

●	continuing to automate our processes and reduce overhead where possible without impacting our customer experience

Results of operations

Revenues, Cost of Revenue, and Gross Profit Margins

	For the Three Months Ended March 31,
	2020	2019	Change	% Change

Advertising revenues	$2,270,186	$1,085,456	$1,184,730	109.1%
Total cost of revenue	$1,823,082	$885,696	$937,386	105.8%
Gross Profit	$447,104	$199,760	$247,344	123.8%
Gross profit margin as a percentage of advertising revenues	19.7%	18.4%

Our advertising revenue for the first quarter of 2020 was 109.1% higher than the comparable period in 2019. Approximately $1,238,000 of the 2020 revenue is attributable to the acquisitions of Oceanside Media and approximately $373,000 of 2020 revenue is attributable to the acquisition of MediaHouse. Our legacy revenues decreased approximately $200,000 due to decreased advertising in the industry due to the emergence of the COVID-19 virus mid-quarter.

We incur costs of sales associated with the advertising revenue. These costs include revenue share payments to media providers and website publishers.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change

Selling, general and administrative expense	$3,979,378	$915,954	$3,063,424	334.5%
Selling, general and administrative as a percentage of total revenue	175.3%	84.4%

Selling, general and administrative costs increased approximately $1,786,000 due to the operating activities of Oceanside Media and MediaHouse, which are not reflected in the prior period expenses. The Company also has increased its expenses associated with amortization of intangibles of approximately $917,000 with the Oceanside Media acquisition and the acquisition of MediaHouse, which closed subsequent to the end of the third quarter of 2019.

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

Discontinued Operations

The Company discontinued its E-commerce business in the fourth quarter of 2018. The loss on discontinued operations was $0 and $115,464 for the three months ended March 31, 2020 and 2019, respectively. Revenues from discontinued operations significantly decreased during the period, from $98,000 in 2019 to $0 for the same period in 2020, Selling, general and administrative expenses related to these operations decreased from $131,000 in 2019 to $0 for the three months ended March 31, 2020.

Non-GAAP financial measure

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

Our adjusted EBITDA from continuing operations is defined as operating income/loss excluding:

●	non-cash stock option compensation expense;
●	depreciation;
●	equity raise expenses;
●	professional fees;
●	acquisition-related items consisting of amortization expense and impairment expense;
●	interest; and
●	amortization on debt discount.

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

Non-GAAP financial measure (continued)

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended March 31,
	2020	2019

Net loss from continuing operations	$(3,523,519)	$(594,798)
plus:
Stock compensation expense	36,595	3,213
Depreciation expense	5,253	2,352
Amortization expense	952,622	35,813
Gain on settlement of liability	-	(122,500)
Amortization on debt discount	3,490	3,452
Interest expense – related party	2,023	3,658
	$(2,523,536)	$(668,810)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at March 31, 2020 as compared to December 31, 2019.

	March 31, 2020	December 31, 2019
Total current assets	$5,000,986	$5,772,980
Total current liabilities	9,578,883	12,157,392
Working capital	$(4,577,897)	$(6,384,412)

The increase in cash and increase in the working capital is a result of cash proceeds from the sale of equity securities in a private placement during the three months ended March 31, 2020. The decrease in our current assets is mostly reflective of decreases in accounts receivable and prepaid expenses.

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In 2020 we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2019. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at March 31, 2020.

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

On April 24, 2020, the Company received loan proceeds of $464,800 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan is evinced by a promissory note (the “Promissory Note”) with Regions Bank and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Effective June 1, 2020, we entered into a membership interest purchase agreement to acquire 100% of CL Media Holdings, LLC (“Wild Sky Media”). Wild Sky Media was acquired on a debt-free, cash-free basis, free and clear of any liens and encumbrances. We issued 2,500,000 shares of our restricted common stock to the seller and the seller issued a first lien senior secured credit facility which consisted of $15,000,000 of initial indebtedness, repayment of Wild Sky’s existing accounts receivable factoring facility of approximately $900,000 and $500,000 of expenses totaling $16,416,905. Per the credit facility with the seller, our loan payments begin 18 months from the time of the acquisition. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility.

Going concern and management’s liquidity plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of ($3,459,020) and used net cash in operating activities of $(1,369,272) for the three months ended March 31, 2020. The Company had an accumulated deficit of ($23,904,009) at March 31, 2020.

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

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically we have been dependent upon loans and equity purchases from Mr. W. Kip Speyer, an executive officer and member of our board of directors and sales of equity securities to accredited investors, to provide adequate funds to meet our working capital needs. During the three months ended March 31, 2020 we raised $2,558,750 through the sale of our securities in one private placement. While we estimate that we need a minimum of $3 million in additional working capital to provide sufficient funds to pay our operating expenses and fund our development over the next 12 months, we believe that if we are successful the anticipated revenues from our advertising segment will have a significant impact on our revenues and results of operations in future periods. This estimated additional working capital need is exclusive of acquisition related and debt burden expenditures. While we have engaged a placement agent to assist us in raising capital, the placement agent is acting on a best efforts basis and there are no assurances we will be successful in raising additional capital during 2020 through the sale of our securities. Any delay in raising sufficient funds will delay the implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, most particularly from our advertising segment, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses to conserve our working capital.

Following the emergence of COVID-19, the Company applied for and received loan proceeds of $464,800 (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan is evinced by a promissory note (the “Promissory Note”) with Regions Bank and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Summary of cash flows

	March 31,
	2020	2019
Net cash (used in) operating activities	$(1,369,272)	$(629,453)
Net cash (used in) provided by investing activities	$-	$(8,000)
Net cash provided by financing activities	$1,682,282	$327,464

During the three months ended March 31, 2020, we used cash primarily to fund our net loss of $3,459,020 for the period.

During the three months ended March 31, 2020 the Company raised $1,734,937 through the sale of equity securities in a private placement memorandum and $25,483 from payments on a note receivable. The Company paid dividends of $23,747 and made payments against notes payable of $54,391.

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

Off balance sheet arrangements

As of the date of this report, we have off balance sheet debt of $750,000 due to the previous shareholders of S&W. During 2019, the company acquired S&W for a combination of common stock and notes payable. Due to uncertainties associated with the Notes Payable resulting from the acquisition of S&W, see Note 4, the Company has not included the value of the Notes Payable within the purchase price and/or related assets acquired in the acquisition. These off-balance sheet arrangements are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Based on his evaluation as of the end of the period covered by this report, our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2019. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

We have implemented changes and will continue to monitor our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added to our accounting and administrative staff allowing improved internal control over financial reporting.

Changes in Internal Control over Financial Reporting. We have begun implementing changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None, except as previously disclosed.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2019 Form 10-K subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K, including those set forth below:

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2020 through March 31, 2020 Bright Mountain Media, Inc. sold 5,117,500 units of our securities to 57 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $2,558,750. Each unit was sold at $0.50 and consisted of one share of common stock and one five- year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital Securities, LLC is serving as the Placement Agent for the Company in this offering. As compensation for services the Company has paid Spartan a $25,000 engagement fee, $255,875 commissions at 10% of the proceeds, $127,938 non-accountable expense at 5% of the proceeds, $250,000 for the sixty-month Amended M&A Advisory Agreement, and $165,000 for the Finder’s Agreement Amendment. A total of 5,117,500 five-year warrants were issued to the investors to purchase one share of our common stock, exercisable at a $0.65 share price. The Placement Agent was issued a total of 511,750 five-year warrants to purchase one share of our common stock, exercisable at a $1.00 share price.

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

BRIGHT MOUNTAIN MEDIA, INC.

June 29, 2020	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

	By:	/s/ Alan Bergman
Alan Bergman, Chief Financial Officer

