Form 10-Q/A
period 2020-03-31
Bright Mountain Media, Inc.
filed 2020-07-09
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of July 9, 2020 there were 107,757,860 shares of the issuer’s common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Bright Mountain Media, Inc.’s (the “Company”) Quarterly Report on Form 10-Q (“Quarterly Report”) for the quarterly period ended March 31, 2020 is to disclose that the Company has relied upon Securities and Exchange Commission Order (Release No. 34-88465) dated March 25, 2020 (“Order”), to extend the original filing date of its Quarterly Report to June 29, 2020 (45 days after the original due date).

The Company needed to rely upon the Order to overcome the burden of limited access to its facilities, support staff and Company resources as a result of the COVID-19 pandemic, all of which resulted in unforeseen delays in the preparation and filing of its Quarterly Report.

No other changes have been made to the Quarterly Report. This Amendment No. 1 speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

2

ITEM 6. EXHIBITS.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed

32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer				Filed

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

July 9, 2020	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

	By:	/s/ Alan Bergman
Alan Bergman, Chief Financial Officer

4