Form 10-Q
period 2020-06-30
Bright Mountain Media, Inc.
filed 2020-08-19
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 19, 2020 there were 112,324,060 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	our history of losses, our varying gross profit margins, our ability to raise additional capital and continue as a going concern;

●	our ability to fully develop the Bright Mountain digital media services platform;

●	the impact of COVID-19 on internet advertising;

●	our ability to manage and expand our relationships with publishers;

●	the impact of seasonal fluctuations on our revenues;

●	acquisitions of new businesses and our ability to integrate those businesses into our operations;

●	online security breaches;

●	failure to effectively promote our brand and attract advertisers;

●	our ability to protect our content;

●	our ability to protect our intellectual property rights;

●	the success of our technology development efforts;

●	additional competition resulting from our business expansion strategy;

●	our dependence on third party service providers;

●	our ability to detect advertising fraud;

●	liability related to content which appears on our websites;

●	regulatory risks and compliance with privacy laws;

●	dependence on executive officers and certain key employees and consultants;

●	our ability to hire qualified personnel;

●	possible problems with our network infrastructure;

●	ongoing material weaknesses in our disclosure controls and internal control over financial reporting;

●	the impact on available working capital resulting from the payment of cash dividends to our affiliates;

●	dilution to existing shareholders upon the conversion of outstanding preferred stock and convertible notes and/or the exercise of outstanding options and warrants, including warrants with cashless exercise rights;

●	the illiquid nature of our common stock;

●	risks associated with securities litigation;

●	provisions of our charter and Florida law which may have anti-takeover effects; and

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2020” refers to the three months ended June 30, 2020, “second quarter of 2019” refers to the three months ended June 30, 2019, “2020” refers to the year ending December 31, 2020 and “2019” refers to the year ended December 31, 2019. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,905,182	$957,013
Accounts receivable, net	4,715,622	3,997,475
Note receivable, net	35,215	63,812
Prepaid expenses and other current assets	903,874	752,975
Current assets - discontinued operations	-	1,705

Total Current Assets	7,559,893	5,772,980

Property and equipment, net	139,349	30,666
Website acquisition assets, net	24,052	48,928
Intangible assets, net	24,882,063	19,610,801
Goodwill	64,568,671	53,646,856
Prepaid services/consulting agreements - long term	697,500	913,182
Right of use asset	296,514	397,912
Other assets	448,575	35,823
Total Assets	$98,616,617	$80,457,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,609,805	$8,358,442
Accrued expenses	1,032,458	3,228,328
Accrued interest to related party	10,675	6,629
Premium finance loan payable	71,062	179,844
Deferred revenues	80,741	6,651
Long term debt, current portion	165,163	165,163
Operating lease liability, current portion	218,697	211,744
Current liabilities - discontinued operations	-	591
Total Current Liabilities	10,188,601	12,157,392

Long term debt to related parties, net	32,670	25,689
Long term debt	18,588,440	-
Deferred tax liability	433,955	581,440
Operating lease liability, net of current portion	82,396	198,232
Total Liabilities	29,326,062	12,962,753
Commitments and Contingencies
Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A-1, 2,000,000 shares designated, 1,200,000 and 1,200,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	12,000	12,000
Series B-1, 6,000,000 shares designated, 0 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Series E, 2,500,000 shares designated, issued and outstanding at June 30, 2020 and December 31, 2019, respectively	25,000	25,000
Series F, 4,344,017 shares designated, issued and outstanding at June 30, 2020 and December 31, 2019, respectively	43,440	43,440
Common stock, par value $0.01, 324,000,000 shares authorized, 110,257,860 and 100,244,312 issued and 89,937,733 and 78,063,531 outstanding at June 30, 2020 and December 31, 2019, respectively	1,102,579	1,002,444
Additional paid-in capital	95,116,892	86,856,500
Accumulated deficit	(27,009,356)	(20,444,989)
Total shareholders’ equity	69,290,555	67,494,395
Total Liabilities and Shareholders’ Equity	$98,616,617	$80,457,148

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues
Advertising	$2,273,940	$716,594	$4,544,126	$1,802,050

Cost of revenue
Advertising	1,097,504	555,458	2,920,586	1,441,154
Gross profit	1,176,436	161,136	1,623,540	360,896

Selling, general and administrative expenses	4,387,741	804,449	8,367,119	1,720,403

Loss from operations	(3,211,305)	(643,313)	(6,743,579)	(1,359,507)

Other income (expense)
Interest (expense) income, net	(82,261)	15,041	(71,268)	20,138
Gain on settlement of liability	-	-	-	122,500
Other income (expense)	-	2,116	(215)	2,116
Interest expense - related party	(2,023)	(5,514)	(4,046)	(11,715)
Total other (expense) income	(84,284)	11,643	(75,529)	133,039

Net loss from continuing operations	(3,295,589)	(631,670)	(6,819,108)	(1,226,468)

Loss from discontinued operations	-	(72,206)	-	(187,670)

Net loss before tax	(3,295,589)	(703,876)	(6,819,108)	(1,414,138)

Income tax benefit	190,242	-	254,741	-

Net Loss	(3,105,347)	(703,876)	(6,564,367)	(1,414,138)

Preferred stock dividends
Series A, Series E, and Series F preferred stock	(148,995)	(823)	(267,247)	(74,994)

Net loss attributable to common shareholders	$(3,254,342)	$(704,699)	$(6,831,614)	$(1,489,132)

Basic and diluted net loss for continuing operations per share	$(0.03)	$(0.01)	$(0.06)	$(0.02)
Basic and diluted net loss for discontinued operations per share	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.06)	$(0.02)
Weighted average shares outstanding - basic and diluted	107,427,197	64,368,972	106,148,084	63,791,361

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	8,044,017	$80,440	100,244,312	$1,002,444	$86,856,500	$(20,444,989)	$67,494,395
Series A-1, E, and F preferred stock dividend	-	-	-	-	(118,252)	-	(118,252)
Stock option vesting expense	-	-	-	-	36,595	-	36,595
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	5,117,500	51,175	2,123,762	-	2,174,937
Stock issued to Spartan Capital for acquisitions completed	-	-	1,310,000	13,100	2,109,300	-	2,122,400
Common stock issued for services rendered	-	-	61,048	610	91,108	-	91,718
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(3,459,020)	(3,459,020)
Balance - March 31, 2020	8,044,017	80,440	106,732,860	1,067,329	91,099,013	(23,904,009)	68,342,773
Series A-1, E, and F preferred stock dividend	-	-	-	-	(148,995)	-	(148,995)
Stock option vesting expense	-	-	-	-	41,499	-	41,499
Units consisting of one share of common stock and one warrant issued for cash	-	-	1,025,000	10,250	425,375	-	435,625
Stock issued for acquisition	-	-	2,500,000	25,000	3,700,000	-	3,725,000
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(3,105,347)	(3,105,347)
Balance – June 30, 2020	8,044,017	$80,440	110,257,860	$1,102,579	$95,116,892	$(27,009,356)	$69,290,555

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	6,844,017	$68,440	62,125,114	$621,252	$19,775,753	$(17,042,966)	$3,422,479
Series E and F preferred stock dividend	-	-	-	-	(74,171)	-	(74,171)
Stock option vesting expense	-	-	-	-	3,213	-	3,213
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	1,943,750	19,437	854,513	-	873,950
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(710,262)	(710,262)
Balance - March 31, 2019	6,844,017	68,440	64,068,864	640,689	20,559,308	(17,753,228)	3,515,209
Series E and F preferred stock dividend	-	-	-	-	(74,994)	-	(74,994)
Stock option vesting expense	-	-	-	-	9,898	-	9,898
Common Stock issued for services-cancelled	-	-	(3,000)	(30)	-	-	(30)
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	240,000	2,400	117,600	-	120,000
Units consisting of one share of common stock and two warrants issued for cash, net of costs	-	-	1,052,500	10,525	510,755	-	521,280
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(703,876)	(703,876)
Balance – June 30, 2019	6,844,017	$68,440	65,358,364	$653,584	$21,122,567	$(18,457,104)	$3,387,487

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

June 30, 2020

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,564,367)	$(1,414,138)
Add back: loss attributable to discontinued operations	-	187,670
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,179	4,118
Amortization of debt discount	6,981	6,943
Amortization	1,999,914	66,859
Gain on settlement of liability	-	(122,500)
Stock option compensation expense	78,094	13,111
Stock issued for services rendered	91,718	-
Non-cash acquisition fee	275,000	-
Change in deferred taxes	(254,741)	-
Provision for bad debt	773,944	29,338
Changes in operating assets and liabilities:
Accounts receivable	1,395,191	(129,038)
Prepaid expenses and other current assets	335,100	30,927
Prepaid services/consulting agreements	215,682	260,000
Other assets	212,230	(4,703)
Right of use asset and lease liability	(7,485)	-
Accounts payable	(670,790)	186,087
Accrued expenses	(847,068)	(21,918)
Accrued interest – related party	4,046	1,168
Deferred revenues	40,757	(1,260)
Net cash (used in) continuing operations for operating activities	(2,905,615)	(907,336)
Net cash (used in) discontinued operations	-	(162,605)
Net cash (used in) operating activities	(2,905,615)	(1,069,941)

Cash flows from investing activities:
Purchase of property and equipment	(4,055)	(16,036)
Cash acquired from Wild Sky	1,357,669	-
Cash paid for website acquisition	-	(8,000)
Net cash provided by (used in) investing activities	1,353,614	(24,036)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,170,562	1,515,200
Payments of premium finance loan payable	(108,782)	(47,992)
Dividend payments	(55,007)	(149,165)
Principal payments received (funded) for notes receivable	28,597	(64,682)
Note receivable funded	-	(984,242)
Note payable funded	464,800	-
Net cash provided by financing activities	2,500,170	269,119

Net increase (decrease) in cash and cash equivalents including cash and cash equivalents classified within assets related to continuing operations	948,169	(824,858)
Net decrease in cash and cash equivalents classified within assets related to discontinued operations	-	(19,347)
Net increase in cash and cash equivalents	948,169	(844,205)
Cash and cash equivalents at the beginning of period	957,013	1,042,457
Cash and cash equivalents at end of period	$1,905,182	$198,252

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

June 30, 2020

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for
Interest	$4,046	$4,772

Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$87,461	$60,779
Issuance of common stock payable to Spartan Capital for consulting services	$2,122,400	$-
Accrued consulting fees withheld from offering proceeds	$165,000	$-
Notes receivable for the sale of Black Helmet	$-	$155,000
Recognition of right of use asset and lease liability	$-	$245,540
Stock dividend	$-	$100
Non-cash acquisition of Wild Sky net assets	$(4,111,956)	$-
Non-cash acquisition of Wild Sky net liabilities	$3,388,579	$-
Non-cash intangible assets of Wild Sky	$(18,060,859)	$-
Common stock issued for acquisition	$3,725,000	$-
Long term debt from acquisition	$16,416,905	$-

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization and Nature of Operations

Bright Mountain Media, Inc. is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiaries, Bright Mountain LLC, was formed as a Florida limited liability company in May 2011. Its wholly owned subsidiary, Bright Mountain, LLC (“BMLLC”) F/K/A Daily Engage Media Group, LLC (“DEM”) was formed as a New Jersey limited liability company in February 2015. In August 2019 Bright Mountain Israel Acquisition, an Israeli company was formed and acquired the wholly owned subsidiary Slutzky & Winshman Ltd. (“S&W”) which then changed its name to Oceanside Media, see Note 4. Further, on November 18, 2019, Bright Mountain Media, Inc., through its wholly owned subsidiary BMTM2, Inc., a Florida corporation, acquired News Distribution Network, Inc., a Delaware company, which then changed its name to MediaHouse, Inc. On June 1, 2020, Bright Mountain Media, Inc. acquired the wholly owned subsidiary CL Media Holdings, LLC D/B/A “Wild Sky”. When used herein, the terms “BMTM, the “Company,” “we,” “us,” “our” or “Bright Mountain” refers to Bright Mountain Media, Inc. and its subsidiaries.

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

Continuing Operations

Bright Mountain Media, Inc. is an end-to-end digital media and advertising services platform, connecting brands with targeted consumer demographics, while maximizing revenue to publishers. Bright Mountain Media owns and operates digital websites which are focused on providing relevant content to certain demographics valued by brands and ad agencies. Bright Mountain Media’s assets include the Bright Mountain, LLC ad network, MediaHouse (f/k/a NDN), Oceanside (f/k/a S&W Media), and Wild Sky Media including 24 owned and/or managed websites and 15 Connected TV apps.

We enable placement of multiple forms of advertising products which generate revenue from these advertisements (ad impressions) placed on our owned and managed sites, as well as from advertisements placed on partner websites, for which we earn a percentage of the revenue. We also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers, often called DSPs (Demand Side Platforms) and sellers, often called SSPs (Supply Side Platforms).

During the past several years the Company has evolved to place its emphasis on not only providing quality content on our websites to drive traffic increases, but to increase the advertising revenue we generate from companies and brands looking to reach our audiences. Our platform connects general advertisers with over 1,000 digital publications worldwide.

On August 15, 2019, under the terms of the Share Exchange Agreement and Plan of Merger with Oceanside Media and its members, the Company acquired 100% of the membership interests of Oceanside Media. Launched in 2015, Oceanside Media provided digital performance-based marketing services to customers which include primarily advertisers and advertising agencies that promote or sell products and/or services to consumers through digital media.

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

On June 1, 2020, Bright Mountain Media, Inc. (“Bright Mountain”) entered into a membership interest purchase agreement ( the “Purchase Agreement”) with Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane”) to purchase 100% of the membership interests of CL Media Holdings, LLC (“Wild Sky Media”). Wild Sky Media owns and operates a collection of websites that offer significant global reach through its content and niche audiences and has become a wholly-owned subsidiary of the Company. Wild Sky Media is the home to parenting and lifestyle brands.

NOTE 2 - GOING CONCERN.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $6,564,367 and used net cash in operating activities of $2,905,615 for the six months ended June 30, 2020. The Company had an accumulated deficit of $27,009,356 at June 30, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, control its expenses and its ability to continue obtaining investment capital and loans from related parties and outside investors to sustain its current level of operations.

Management continues raising capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources. The Company is not currently involved in any binding agreements to raise public or private capital.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended June 30, 2020 and 2019 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on May 14, 2020. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

June 30, 2020

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

June 30, 2020

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

The following are the major categories of liabilities measured at fair value on a recurring basis for the six months ended June 30, 2020, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3

Balance at December 31, 2019	$245,163
Long term debt additions during 2020	18,343,277
Principal reductions/payments during 2020	-
Adjustment to fair value	-
Balance at June 30, 2020	$18,588,440

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of June 30, 2020 and December 31, 2019, the Company has recorded an allowance for doubtful accounts of $773,944 and $505,401, respectively.

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

June 30, 2020

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

For the three and six months ended June 30, 2020 and 2019, $0 and $8,000 was capitalized for the purchase of a Facebook page, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended June 30, 2020 and 2019, non-cash stock-based stock option compensation expense was $41,499 and $9,898, respectively. For the six months ended June 30, 2020 and 2019, non-cash stock-based stock option compensation expense was $78,094 and $13,111, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended June 30, 2020 and 2019, advertising, marketing and promotion expense was $11,994 and $0, respectively for continuing operations and $0 and $886 for discontinued operations, respectively. For the six months ended June 30, 2020 and 2019, advertising, marketing and promotion expense was $23,850 and $6,000, respectively for continuing operations and $0 and $6,888 for discontinued operations, respectively.

Foreign currency translation

Assets and liabilities of the Company’s Israeli subsidiary are translated from Israeli shekels to United States dollars at exchange rates in effect at the balance sheet date. Assets and liabilities of the Company’s Thailand subsidiary are translated from Thai baht to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period will be included in our statements of comprehensive income.

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

June 30, 2020

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

As of June 30, 2020, tax years 2019, 2018, and 2017 remain open for Internal Revenue Service (“IRS”) audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

The Company generates revenues from through our websites and our Ad Exchange Network. There was one customer which accounted for approximately 18% of the revenues for the three months ended June 30, 2020. There were no customers which represented more than 10% of revenues for the six months ended June 30, 2020. There were two customers which accounted for accounts receivable of approximately 11% and 12%, respectively, at June 30, 2020. There was one vendor who is owed approximately 11% of the accounts payable due at June 30, 2020.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At June 30, 2020 and December 31, 2019, the Company had approximately $623,635 and $0, respectively, in cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the three and six months ended June 30, 2020 a large portion of the Company’s funding was provided through the sale of shares of the Company’s common stock with related warrants.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of June 30, 2020 and 2019, there were 2,092,727 and 1,797,000 common stock equivalent shares outstanding as stock options, respectively; 28,908,470 and 21,441,000 common stock equivalent shares outstanding from warrants to purchase common shares, respectively, 8,044,017 and 6,844,017 common stock equivalents from the conversion of preferred stock, respectively; and 80,000 and 0 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

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

June 30, 2020

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

NOTE 4 – ACQUISITIONS

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“S&W”) and the shareholders of S&W (the “Shareholders”). The merger closed on August 15, 2019, and we acquired all of the outstanding shares of S&W. Subsequent to the transaction, the company was renamed and rebranded as Oceanside Media. Pursuant to the terms of the Merger Agreement, we issued 12,130,799 shares valued at $19,409,278 to owners and employees of Oceanside Media, contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two year promissory notes (the “Closing Notes”), and 223,841 restricted stock units held in escrow for future vested stock options valued at $185,722. As of June 30, 2020, we are unable to quantify the likelihood of determining if the objectives will be met for payment of the first closing note.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

August 15, 2019
Tangible assets acquired	$3,234,754
Liabilities assumed	(3,402,999)
Deferred tax liability	(744,960)
Net liabilities assumed	(913,205)

Tradename – Trademarks	1,207,400
IP/Technology	1,883,000
Customer relationships	738,000
Non-compete agreements	827,300
Goodwill	15,666,786
Total purchase price	$19,409,281

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

June 30, 2020

(Unaudited)

NOTE 4 – ACQUISITIONS (continued).

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

On June 1, 2020, Bright Mountain Media, Inc. (“Bright Mountain”) entered into a membership interest purchase agreement (the “Purchase Agreement”) with Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane”) to purchase 100% of the membership interests of CL Media Holdings, LLC (“Wild Sky Media”). The purchase was completed on a debt-free, cash-free basis, free and clear of any liens and encumbrances. Bright Mountain issued 2,500,000 shares of its restricted common stock to Centre Lane and Centre Lane issued a first lien senior secured credit facility of $16,416,905. Per the credit facility with Center Lane, our loan payments begin December 1, 2021. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility.

The Agreement provides for a senior secured five-year loan in the initial principal amount of $16,416,905. Pursuant to the Credit Agreement, the loan bears interest at six percent (6%) payment–in-kind interest (“PIK Interest”) which will be added to the outstanding principal balance. The Credit Agreement provides for no amortization for the first 18 months and 10% thereafter. Amortization is payable in equal quarterly installments on the principal balance after adding the PIK Interest with a bullet payment due at maturity on June 1, 2025. The loan under the Credit Agreement may be prepaid in minimum amounts $250,000. The loan balance can be prepaid with no penalty. The loan is guaranteed by Bright Mountain and certain of its domestic subsidiaries of which became party to a Guarantee Agreement dated as of the Effective Date and each domestic subsidiary that, subsequent to the Effective Date, becomes a subsidiary. The Credit Agreement contains negative covenants that, subject to certain exceptions, limits the ability of Bright Mountain and its subsidiaries to, among other things, incur debt, engage in new lines of business, incur liens, engage in mergers, consolidations, liquidations and dissolutions, dispose of assets of Bright Mountain and its subsidiaries, make investments, loans, advances, guarantees and acquisitions. Any equity raised up to $15,000,000 in the first one-hundred eighty days from the Credit Agreement is excluded from the loan balance prepayment requirements.

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

June 30, 2020

(Unaudited)

NOTE 4 – ACQUISITIONS (continued).

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

June 1, 2020
Tangible assets acquired	$5,469,625
Liabilities assumed	(3,388,579)
Deferred tax liability	(107,256)
Net assets assumed	1,973,790

Tradename – Trademarks	2,313,300
IP/Technology	1,403,000
Customer relationships	3,530,000
Goodwill	10,921,815
Total purchase price	$20,141,905

The table below summarizes the value of the total consideration given in the transaction:

Amount

Debt issued	$16,416,905
Shares issued	3,725,000
Total consideration	$20,141,905

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisitions of Oceanside, MediaHouse, and Wild Sky Media which was closed in August 2019, November 2019, and June 2020, respectively, had taken place on the first day of 2019 and 2020, respectively. These combined results are not necessarily indicative of the results that may have been achieved had the business been acquired as of the first day of the period presented.

	June 30, 2019	June 30, 2020
Total revenue	$17,093,162	$10,041,583
Total expenses	(29,110,223)	(22,839,469)
Preferred stock dividend	(74,994)	(267,247)
Net loss attributable to common shareholders	$(12,092,055)	$(13,065,133)
Basic and diluted net loss per share	$(0.19)	$(0.12)

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

June 30, 2020

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

During the six months ended June 30, 2020, the Company settled the discontinued assets and liabilities and assumed the remaining cash. The detail of the consolidated balance sheet, the consolidated statement of operations and consolidated cash flow for the discontinued operations is as stated below:

December 31, 2019

Cash	$791
Accounts receivable	914
Total current assets	1,705
Total assets - discontinued operations	1,705
Accounts payable	591
Total current liabilities - discontinued operations	591
Net assets discontinued operations	$1,114

June 30, 2019
Revenues	$94,282
Cost of revenues	51,222
Gross profit	43,060

Selling, general and administrative expenses	230,730

Loss from discontinued operations	(187,670)

Basic and fully diluted net loss per share	$0.00

Cash (used in) operations for discontinued operations:
Loss from discontinued operations	$(187,670)
Write-off of fixed assets	49,348
Inventory	91,884
Loss on sale of business unit	11,309
Other assets	11,123
Accounts payable	(122,182)
Deferred rents	(16,417)
Cash (used in) discontinued operations	$(162,605)
Net decrease in cash and cash equivalents from discontinued operations	$(162,605)

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 6 – PREPAID COSTS AND EXPENSES.

At June 30, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019
Prepaid insurance	$69,448	$205,656
Prepaid VAT fees	59,597	199,596
Prepaid expenses – other	464,829	37,723
Current portion of prepaid service agreements	310,000	310,000
Prepaid expenses and other current assets	$903,874	$752,975

NOTE 7 – PROPERTY AND EQUIPMENT.

At June 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Lives	June 30, 2020	December 31,2019
Furniture and fixtures	3-5 years	$40,533	$39,696
Leasehold improvements	3 years	170	1,388
Computer equipment	3 years	192,885	79,188
Total property and equipment		233,588	120,272
Less: accumulated depreciation		(94,239)	(89,606)
Total property and equipment, net		$139,349	$30,666

Depreciation expense for the three months ending June 30, 2020 and 2019, was $4,926 and $1,766, respectively.

Depreciation expense for the six months ending June 30, 2020 and 2019, was $10,179 and $4,118, respectively.

NOTE 8 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At June 30, 2020 and December 31, 2019, respectively, website acquisitions, net consisted of the following:

	Useful Lives	June 30, 2020	December 31, 2019
Website Acquisition Assets	3-5 years	$1,124,846	$1,124,846
Less: accumulated amortization		(900,398)	(875,522)
Less: cumulative impairment loss		(200,396)	(200,396)
Website Acquisition Assets, net		$24,052	$48,928

At June 30, 2020 and December 31, 2019, respectively, intangible assets, net consisted of the following:

	Useful Lives	June 30, 2020	December 31, 2019
Trade name	5 years	$4,444,300	$2,131,000
Customer relationships	5 years	13,145,000	9,615,000
IP/Technology	5 years	8,216,000	6,813,000
Non-compete agreements	3-5 years	1,742,400	1,742,400
Total Intangible Assets		$27,547,700	$20,301,400
Less: accumulated amortization		(2,665,637)	(690,599)
Intangible assets, net		$24,882,063	$19,610,801
Goodwill		$64,568,671	$53,646,856

Amortization expense for the three months ended June 30, 2020 and 2019 was $1,047,292 and $31,046, respectively, related to both the website acquisition costs and the intangible assets. Amortization expense for the six months ended June 30, 2020 and 2019 was $1,999,914 and $66,859, respectively, related to both the website acquisition costs and the intangible assets.

During 2019, the Company rebranded Daily Engage to Bright Mountain and wrote off the $32,000 tradename asset of Daily Engage.

During 2019, the Company acquired Oceanside in which finite lived intangible assets of $4,655,700 and Goodwill of $15,666,783 were recognized, see Note 4.

During 2019, the Company acquired MediaHouse in which finite lived intangible assets of $15,380,700 and Goodwill of $36,991,147 were recognized, see Note 4.

During 2020, the Company acquired Wild Sky Media in which finite lived intangible assets of $7,246,300 and Goodwill of $10,814,559 were recognized, see Note 4.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 9 – ACCRUED EXPENSES.

At June 30, 2020 and December 31, 2019, respectively, accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
Accrued dividends	$371,206	$158,966
Accrued professional fees	37,887	62,887
Other accrued expenses	372,304	377,075
Accrued compensation	251,061	342,000
Accrued service/consulting agreements	-	2,287,400
Total accrued expenses	$1,032,458	$3,228,328

The accrued consulting fees on December 31, 2019 included $2,122,400 representing cash due of $165,000 and common stock of 650,000 and 660,000 shares to be issued to Spartan Capital Securities, LLC in the acquisition of Oceanside and MediaHouse, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The principal balance of these notes payable was $80,000 and $80,000 at June 30, 2020 and December 31, 2019, respectively and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $47,330 and $54,311. At June 30, 2020 and December 31, 2019, the total convertible notes payable to related party net of discounts was $32,670 and $25,689, respectively.

Interest expense for note payable to related party was $2,023 and $2,023 for the three months ended June 30, 2020 and 2019, respectively and discount amortization was $3,491 and $3,491, respectively. Interest expense for note payable to related party for the six months ended June 30, 2020 and 2019 was $4,046 and $4,772, respectively and discount amortization was $6,981 and $6,943, respectively.

Long-term debt

In connection with the acquisition of BMLLC, the Company issued promissory notes totaling $380,000. The notes have no stated interest rate and matured on September 19, 2018 and the Company is in default pending the final outcome of the legal matters. The balance of the notes payable at June 30, 2020 and December 31, 2019 were $165,163 and $165,163, respectively. This note was not paid off by the maturity date due to pending litigation. See further discussion in Note 11, under Legal.

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

Effective June 1, 2020, the Company acquired Wild Sky Media and assumed the $1,706,735 loan received under the Paycheck Protection Program (the “PPP”). The PPP Loan is evinced by a promissory note (the “Promissory Note”) with Holbomb Bank and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Effective June 1, 2020, we entered into a membership interest purchase agreement to acquire 100% of Wild Sky Media. The seller issued a first lien senior secured credit facility which consisted of $15,000,000 of initial indebtedness, repayment of Wild Sky Media’s existing accounts receivable factoring facility of approximately $900,000 and $500,000 of expenses totaling $16,416,905. The note bears interest at a rate of 6.0% per annum. Per the credit facility with the seller, our loan payments begin December 1, 2021. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 10 – NOTES PAYABLE (continued)

At June 30, 2020 and December 31, 2019 a summary of the Company’s debt is as follows:

	June 30, 2020	December 31, 2019
Non-interest bearing Promissory Note issued for the BMLLC acquisition on September 19, 2017 which matured on September 19, 2018.	$165,163	$165,163
PPP loans	2,171,535	-
Wild Sky acquisition debt	16,416,905	-
Total Debt	18,753,603	165,163
Less Short Term Debt	165,163	165,163
Long Term Debt	$18,588,440	$—

Interest expense for the three months ended June 30, 2020 and 2019 were $82,085 and $0, respectively. Interest expense for the six months ended June 30, 2020 and 2019 were $82,085 and $0, respectively.

The minimum annual principal payments of notes payable at June 30, 2020 were:

2020	$165,163
2021	410,423
2022	3,713,153
2023	1,393,142
2024	1,258,965
2025	11,812,757
Total	$18,753,603

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2020 and 2019 of $194,592 and $179,844, respectively.

Total Premium Finance Loan Payable balance for the Company’s policies was $71,062 at June 30, 2020 and $179,844 at December 31, 2019.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

The right of use asset and lease liability is as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Assets
Operating lease right of use asset	$296,514	$397,912

Liabilities
Operating lease liability, current	$218,697	$211,744
Operating lease liability, net of current portion	82,396	198,232
Total operating lease liabilities	$301,093	$409,976

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three and six months ended June 30, 2020.

The maturity of the Company’s operating lease liability for the 12 months ended June 30:

2021	$218,697
2022	82,396
Total net lease liabilities	$301,093

The following summarizes additional information related to the operating lease:

June 30, 2020
Weighted-average remaining lease term	1.58 years
Weighted-average discount rate	5.50%

For the three months ended June 30, 2020 and 2019, rent expense in continuing operations was $61,923 and $5,518, respectively. For the three months ended June 30, 2020 and 2019, rent expense included in discontinued operations was $0 and $33,382, respectively. For the six months ended June 30, 2020 and 2019, rent expense in continuing operations was $222,554 and $34,927 respectively. For the six months ended June 30, 2019 and 2018, rent expense included in discontinued operations was $0 and $70,424, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

Legal

Effective July 18, 2018 we terminated the employment agreements with each of Messrs. Harry G. Pagoulatos and George G. Rezitis for cause. Messrs. Pagoulatos and Rezitis had been employed by us as chief operating officer and chief technology officer, respectively, of our DEM subsidiary since our acquisition of that company in September 2017. Mr. Todd Speyer, our Vice President, Digital and a member of our board of directors, assumed operating responsibilities for DEM.

In July of 2018, Messrs. Pagoulatos and Rezitis, along with a third party who had been a minority owner in DEM prior to our acquisition of that company, filed a Complaint in the U.S. District Court, District of New Jersey (case number 2: l 8-cv-11357-ES-SCM) against our Company and our Chief Executive Officer, seeking compensatory and punitive damages and attorneys’ fees, among other items, and alleging, among other items, fraud and breach of contract. We vehemently deny all allegations in the complaint and believe them to be without merit. We filed a Motion to Dismiss this case for a multitude of reasons including, but not restricted to, failure to state a cause of action and jurisdictional and venue arguments as the acquisition and employment agreements provides that any dispute should be heard in either the state or local courts of Palm Beach County, Florida. This Motion to Dismiss has been pending a decision since October 2018. At the appropriate juncture, we also intend to serve a Rule 11 Motion for Sanctions based upon the fact that the Complaint contains frivolous arguments or arguments with no evidentiary support. The parties also agreed to settle all claims through the exchange of shares from Messrs. Harry G. Pagoulatos and George G. Rezitis for payment of $165,163. The payment for the shares will be made as Messrs. Harry G. Pagoulatos and George G. Rezitis shares are resold by the Company, see Note 16.

On July 8, 2020, the Company executed a Settlement Agreement and Release with the Harry G. Pagoulatos, George Rezitis, and Angelo Triantafillou whereby they relinquish their Bright Mountain common stock shares and the Company pays them full and final settlement within 12 months from the date the shares are delivered to Bright Mountain Media. As with all transactions, this transaction will be recorded based on the fair value of the shares as of the transaction date of July 8, 2020. The shares will be held as Treasury Stock by the Company and will be resold at later dates.

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

Other Commitments

On September 5, 2018 the Company entered into a Master Services Agreement with Kubient, Inc. pursuant to which it will provide its programmatic technology platform to us on a nonexclusive basis for the purpose of managing our programmatic business partners. The Company has not paid anything to Kubient, Inc. during six months ended June 30, 2020 for its platform. The Company has ceased advertising services with Kubient and at June 30, 2020 the Company is owed $125,387 and a note receivable of $71,625 plus interest, and we have reserved a total of $136,000 against these balances.

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

Consulting fees consisting of $300,000 in cash and 1,000,000 shares of common stock valued at $750,000 as well as the $500,000 M&A advisory fee are considered prepaid expenses. Total prepaid service/consulting fees, were $1,035,000, of which $310,000 is considered short-term and is included in prepaid expenses and other current assets as of June 30, 2020. These prepaid expenses are being amortized over 60 months, the term of the respective agreements. The amortization expense was $77,500 and $77,500 for the three months ended June 30, 2020 and 2019, respectively. The amortization expense was $155,000 and $155,00 for the six months ended June 30, 2020 and 2019, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

On March 25, 2020, the Board approved a new Employment Agreement with W. Kip Speyer, the Company’s Chairman and Chief Executive Officer. The Employment Agreement is to take effect on April 1, 2020. The Employment Agreement has a 3 year-term and will automatically renew for one-year periods unless either party notifies the other party, in writing, at least 90 days prior to the end of the Employment Period or the Renewal Period that the Agreement will not be renewed. The Company will pay Mr. Speyer an annual base salary of $325,000. Mr. Speyer may also receive an annual bonus in an amount to be determined by the Company’s Compensation Committee in their sole discretion. Mr. Speyer is entitled to participate in the Company benefit programs and he is entitled to reimbursement of out-of-pocket business expenses, including a monthly automobile allowance of $800. In the event that Mr. Speyer is terminated by the Company without cause, the Company will continue to pay his base salary in accordance with normal payroll practices through the end of his Employment Period, without renewal. On May 1, 2020, Mr. Speyer voluntarily agreed to temporarily suspend his compensation increase to enhance the Company’s liquidity profile as a result of the COVID-19 pandemic.

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

June 30, 2020

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

At June 30, 2020, there were 1,200,000 shares of Series A-1 Stock and 2,500,000 shares of Series E Stock and 4,344,017 shares of Series F Stock issued and outstanding. There are no shares of Series B-1 Stock issued and outstanding

The Series A-1 Stock is senior to all other classes of the Company’s securities and has a stated value of $0.50 per share. Holders of shares of Series A-1 Stock are entitled to the payment of a 10% dividend payable in shares of the Company’s common stock at a rate of one share of common stock for each 10 shares of Series A-1 Stock, payable annually the 10th business day of January. The shares of Series A-1 Stock are redeemable at the Company’s option upon 20 days’ notice for an amount equal to the amount of capital invested. On the 10th business day of January 2018 there were 10,000 shares of common stock dividends owed and payable to the Series A-1 Stockholder of record as dividends on the Series A-1 Stock. These preferred shares automatically converted into common shares on December 30, 2018 as defined above.

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

For the three months ended June 30, 2020 and 2019 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $31,261 and $75,818, respectively held by affiliates of the Company. For the six months ended June 30, 2020 and 2019 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $55,007 and $149,989, respectively held by affiliates of the Company.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 13 – COMMON STOCK.

A) Stock issued for Cash

For the six months ended June 30, 2020, the Company sold an aggregate of 6,142,500 units of its securities to 66 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $3,071,250. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital, served as placement agent for the Company in this offering. As compensation for its services, Spartan Capital held back $460,688 for commissions, providing cash to the Company of $2,610,562. From this amount, Spartan Capital deducted $165,000 to pay the accrued finder’s fee for the Oceanside acquisition, and $275,000 in other consulting fees, resulting in net cash received by the Company of $2,170,562. The Company issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 511,750 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the closings included in the Company’s consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2020.

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

June 30, 2020

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

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

On June 1, 2020, the Company issued 2,500,000 shares of its common stock in connection with the acquisition of Wild Sky Media. The common shares were valued at $3,725,000 or $1.49 per share.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. As of June 30, 2020, 9,000 shares were remaining under the 2011 Plan for future issuance. As of June 30, 2020, 25,000 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company’s board of directors and majority stockholder adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. As of June 30, 2020, 420,000 shares were remaining under the 2015 Plan for the future issuance.

On November 7, 2019, the Company’s board of directors and majority stockholder adopted the 2019 Stock Option Plan (the “2019 Plan”), to be effective on November 7, 2019. The Company has reserved for issuance an aggregate of 5,000,000 shares of common stock under the 2019 Plan. As of June 30, 2020, 4,804,273 shares were remaining under the 2019 Plan for the future issuance.

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

June 30, 2020

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

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

The Company recorded $41,499 and $9,898 of stock option expense for the three months ended June 30, 2020 and 2019, respectively. The Company recorded $78,094 and $13,111 of stock option expense for the six months ended June 30, 2020 and 2019 respectively The stock option expense for the three and six months ended June 30, 2020 and 2019, respectively has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of June 30, 2020, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $270,094 to be recognized through June 2024.

Included in the recognized and unrecognized compensation costs are 75,000 options issued to an employee during the six months ended June 30, 2020. The value of these options was calculated using the Black Scholes Option Pricing Model with the following inputs: Exercise price $1.70, Stock price $1.70, Term 6.25 years, Volatility 126%, Dividends 0.00%, and Risk free rate 0.40%, resulting in a total fair value of the grant of $112,985.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

A summary of the Company’s stock option activity during the six months ended June 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	2,017,727	$0.58	4.5	$2,764,286
Granted	75,000	1.70	9.9	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, June 30, 2020	2,092,727	$0.62	4.2	$1,841,600
Exercisable at June 30, 2020	1,755,500	$0.43	3.1	$1,878,385

Summarized information with respect to options outstanding under the two option plans at June 30, 2020 is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
$0.14 - $0.24	540,000	$0.14	1.0	540,000	$0.14
0.25 - 0.49	351,000	0.28	2.9	351,000	0.28
0.50 - 0.85	906,000	0.68	5.2	864,500	0.68
1.64 - 1.75	295,727	1.71	9.7	—	—
	2,092,727	$0.62	4.2	1,755,500	$0.43

NOTE 14 – RELATED PARTIES.

On November 7, 2018 the Company entered into a Note Exchange Agreement with Mr. W. Kip Speyer, our CEO and member of our Board of Directors, pursuant to which we exchanged our convertible notes for three new series of preferred stock. See further discussion in Note 8 Notes Payable for more details regarding the Note Exchange Agreement and Exchange Transaction.

During November 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, entered into two convertible note agreements with the company totaling $80,000. These notes have a conversion price of $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $32,670 and $25,689 at June 30, 2020 and December 31, 2019. The notes are reported net of their unamortized debt discount of $47,330 and $54,311 as of June 30, 2020 and December 31, 2019, respectively.

During 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,125,500 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 12.

Dividends paid for Series A-1, E and F Convertible Preferred Stock paid to Mr. W. Kip Speyer were $30,000 and $66,503 for the three months ended June 30, 2020 and 2019, respectively. Dividends paid for Series A-1, E and F Convertible Preferred Stock paid to Mr. W. Kip Speyer were $52,500 and $149,989 for the six months ended June 30, 2020 and 2019, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

NOTE 15 – INCOME TAXES.

At June 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the six months ended June 30, 2020 and 2019.

At June 30, 2020 and December 31, 2019, the Company had unused net operating loss (“NOL”) carry-forwards of $9,978,521 and $4,181,797, respectively. The valuation allowance associated with the deferred tax asset increased $5,495,663 during the six months ended June 30, 2020. The increase for both the NOL and valuation allowance for the six months ended June 30, 2020 is primarily attributed to the acquisition of Wild Sky Media as discussed below. The Company’s remaining unused NOLs that were generated prior to the operations and acquisitions in 2019 are subject to limitations under Section 382 of the Internal Revenue Code and are limited in the amount that can be utilized in any one year.

The deferred tax liability balance was $433,955 and $581,440 as of June 30, 2020 and December 31, 2019, respectively. The change in the balance of $147,485 represents the after-tax impact of the amortization of the international intangible assets and the benefit of the tax loss, along with the impacts stemming from the acquisition of Wild Sky Media.

In connection with the acquisition of Wild Sky Media, the Company recorded an additional deferred tax asset of $3,920,425 for estimated NOLs incurred by Wild Sky Media prior to the acquisition, which was offset by a deferred tax liability of $155,709 related to the difference between the book and tax basis in the intangibles at Wild Sky. In addition, a valuation allowance of $4,182,760 was recorded against Wild Sky Media’s deferred tax assets due to limitations on the ability to utilize their NOLs stemming the timing of the reversals of the deferred tax liabilities from the intangibles. The net impact of the above adjustments, which totaled a net DTL of $620,834 was recorded as an adjustment to goodwill in acquisition accounting.

Also, in connection with the acquisition, as a result of the net deferred tax liability from Wild Sky Media, the Company was able to release a portion of its historical valuation allowance in the amount by the same amount as the Wild Sky Media net deferred tax liability. The release of the valuation allowance was recorded as a benefit in the tax provision for the three months ending June 30, 2020.

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

NOTE 16 – SUBSEQUENT EVENTS.

During the period of July 1, 2020 through August 12, 2020 Bright Mountain Media, Inc. sold 2,066,200 units of our securities to 9 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $1,033,100. Each unit was sold at $0.50 and consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital Securities, LLC is serving as the Placement Agent for the Company in this offering. As compensation for services the Company has paid Spartan $103,310 in commissions at 10% of the proceeds, $51,655 of non-accountable expense at 5% of the proceeds. A total of 2,066,200 five-year warrants were issued to the investors to purchase one share of our common stock, exercisable at a $0.75 share price. The Placement Agent was issued a total of 206,620 five-year warrants to purchase one share of our common stock, exercisable at a $1.00 share price.

On July 8, 2020, the Company executed a Settlement Agreement and Release with the Harry G. Pagoulatos, George Rezitis, and Angelo Triantafillou whereby they relinquish their Bright Mountain common stock shares and the Company pays them full and final settlement within 12 months from the date the shares are delivered to Bright Mountain Media. This transaction will be recorded based on the fair value of the shares as of the receipt date. The 825,175 shares valued at $2.10 per share will be held as Treasury Stock by the Company and will be resold at later dates.

On August 12, 2020, the Company was notified by Spartan Capital of their election to exercise warrants for 1,217,250 shares of the Company’s common stock. The exercise of the warrants will be conducted via cashless exercise in accordance with the terms of the warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on May 14, 2019 (the “2019 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three and six months ended June 30, 2020 and 2019 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2019 is derived from our audited consolidated financial statements appearing in the 2019 10-K.

Overview

Bright Mountain Media, Inc. is an end-to-end digital media and advertising services platform, connecting brands with targeted consumer demographics, while maximizing revenue to publishers. Bright Mountain Media owns and operates digital websites which are focused on providing relevant content to certain demographics valued by brands and ad agencies. Bright Mountain Media’s assets include the Bright Mountain, LLC ad network, MediaHouse (f/k/a NDN), Oceanside (f/k/a S&W Media), and Wild Sky Media including 24 owned and/or managed websites and 15 Connected TV apps.

We enable placement of multiple forms of advertising products which generate revenue from these advertisements (ad impressions) placed on our owned and managed sites, as well as from advertisements placed on partner websites, for which we earn a percentage of the revenue. We also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers, often called DSPs (Demand Side Platforms) and sellers, often called SSPs (Supply Side Platforms).

When fully developed Bright Mountain’s full suite of advertising solutions will include:

●	The ability for advertisers to purchase advertising space on a variety of digital publications;

●	Leading targeting technology, allowing advertisers to pinpoint their marketing efforts to target specific demographics across TV, desktop, tablet, and mobile devices;

●	The ability to handle any ad format, including video, display, and native advertisements;

●	Ad serving and self-service features for publishers and advertisers; and

●	Server-to-server integration with other advertiser and publisher platforms for extremely quick transactions and ad deployments.

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

Key initiatives

Our growth strategy is based upon:

●	completing and launching the Bright Mountain Media advertising solutions marketplace;

●	expanding our sales revenues through organic growth;

●	continuing to pursue acquisition candidates that are strategic our business plan;

●	evaluating expenses attributed to our non-strategic business lines; and

●	continuing to automate our processes and reduce overhead where possible without impacting our customer experience

Results of operations

Revenues, Cost of Revenue, and Gross Profit Margins

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change

Advertising revenues	$2,273,940	$716,594	$1,557,346	217%	$4,544,126	$1,802,050	$2,742,076	152%
Total cost of revenue	$1,097,504	$555,458	$542,046	98%	$2,920,586	$1,441,154	$1,479,432	103%
Gross Profit	$1,176,436	$161,136	$1,015,300	630%	$1,623,540	$360,896	$1,262,644	350%
Gross profit margin as a percentage of advertising revenues	51.7%	22.5%			35.7%	20.0%

Our advertising revenue for the three months ended June 30, 2020 was 217% higher than the comparable period in 2019. Approximately $1,320,000 of the 2020 revenue is attributable to the acquisition of Wild Sky and approximately $428,000 of 2020 revenue is attributable to the acquisition of Oceanside, and approximately $171,000 of 2020 revenue is attributable to the acquisition of MediaHouse. Our legacy revenues decreased approximately $360,000 due to decreased advertising in the industry, which we believe relates to the emergence of the COVID-19 virus in the first quarter of 2020. Advertising revenue for the six months ended June 30, 2020 was 152% higher than the comparable period in 2019. Approximately $1,320,000 of the 2020 revenue is attributable to the acquisition of Wild Sky and approximately $1,300,000 of 2020 revenue is attributable to the acquisition of Oceanside, and approximately $544,000 of 2020 revenue is attributable to the acquisition of MediaHouse. Our legacy revenues decreased approximately $790,000 due to decreased advertising in the industry due to the emergence of the COVID-19 virus in the first quarter of 2020.

We incur costs of sales associated with the advertising revenue. These costs include revenue share payments to media providers and website publishers.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Selling, general and administrative expense	$4,387,741	$804,449	$3,583,292	445%	$8,367,119	$1,720,403	$6,646,716	386%
Gross profit margin as a percentage of Selling, general and administrative expense	193.0%	112.3%			184.1%	95.5%

Selling, general and administrative costs increased approximately $2,100,000 for the three months ended June 30, 2020, due to the operating activities of Oceanside, MediaHouse, and Wild Sky which are not reflected in the prior period expenses, as the subsidiaries were acquired after June 30, 2019. The Company increased its expenses associated with the amortization of intangibles of approximately $1,100,000 associated with the acquisitions of Oceanside, MediaHouse, and Wild Sky and approximately $250,000 of increased professional fees associated with the acquired subsidiaries. Selling, general and administrative costs increased approximately $3,600,000 for the six months ended June 30, 2020, due to the operating activities of Oceanside, MediaHouse, and Wild Sky which are not reflected in the prior period expenses. The Company increased its expenses associated with amortization of intangibles of approximately $2,000,000 associated with the acquisitions of Oceanside, Media House and Wild Sky. The Company also increased its expenses of approximately $576,000 for professional fees, approximately $105,000 for compensation and approximately $30,000 for insurance.

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

Discontinued Operations

The Company discontinued its E-commerce business in the fourth quarter of 2018. The loss on discontinued operations was $0 and $187,670 for the six months ended June 30, 2020 and 2019, respectively. Revenues from discontinued operations significantly decreased during the period, from $94,282 in 2019 to $0 for the same period in 2020, Selling, general and administrative expenses related to these operations decreased from $230,730 in 2019 to $0 for the six months ended June 30, 2020.

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

Our adjusted EBITDA from continuing operations is defined as operating income/loss excluding:

●	non-cash stock option compensation expense;
●	depreciation;
●	amortization expense and impairment expense;
●	interest; and
●	amortization on debt discount.

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

Non-GAAP financial measure (continued)

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Net loss from continuing operations	$(3,295,589)	$(631,670)	$(6,819,108)	$(1,226,468)
plus:
Stock compensation expense	41,499	9,898	78,094	13,111
Depreciation expense	4,926	1,766	10,179	4,118
Amortization expense	1,047,292	31,046	1,999,914	66,859
Interest expense (income), net	84,284	(9,527)	75,314	(8,423)
	$(2,117,588)	$(598,487)	$(4,655,607)	$(1,150,803)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at June 30, 2020 as compared to December 31, 2019.

	June 30, 2020	December 31, 2019
Total current assets	$7,559,893	$5,772,980
Total current liabilities	10,188,601	12,157,392
Working capital	$(2,628,708)	$(6,384,412)

The increase in cash and increase in the working capital is a result of cash proceeds from the sale of equity securities in a private placement during the three months ended June 30, 2020. The increase in our current assets is mostly reflective of increase in accounts receivable and prepaid expenses.

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In 2020 we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2019. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at June 30, 2020.

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

Effective June 1, 2020, the Company acquired Wild Sky Media and assumed the $1,706,735 loan received under the Paycheck Protection Program (the “PPP”). The PPP Loan is evinced by a promissory note (the “Promissory Note”) with Holbomb Bank and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Effective June 1, 2020, we entered into a membership interest purchase agreement to acquire 100% of CL Media Holdings, LLC (“Wild Sky Media”). Wild Sky Media was acquired on a debt-free, cash-free basis, free and clear of any liens and encumbrances. We issued 2,500,000 shares of our restricted common stock to the seller and the seller issued a first lien senior secured credit facility of $16,416,905. The note bears interest at a rate of 6.0% per annum. Per the credit facility with the seller, our loan payments begin 18 months from the time of the acquisition. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility.

Going concern and management’s liquidity plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of ($6,564,367) and used net cash in operating activities of $(2,905,615) for the six months ended June 30, 2020. The Company had an accumulated deficit of ($27,009,356) at June 30, 2020.

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

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically we have been dependent upon loans and equity purchases from Mr. W. Kip Speyer, an executive officer and member of our board of directors and sales of equity securities to accredited investors, to provide adequate funds to meet our working capital needs. During the six months ended June 30, 2020 we raised $3,071,250 through the sale of our securities in one private placement. While we estimate that we need a minimum of $3 million in additional working capital to provide sufficient funds to pay our operating expenses and fund our development over the next 12 months, we believe that if we are successful the anticipated revenues from our advertising segment will have a significant impact on our revenues and results of operations in future periods. This estimated additional working capital need is exclusive of acquisition related and debt burden expenditures. While we have engaged a placement agent to assist us in raising capital, the placement agent is acting on a best efforts basis and there are no assurances we will be successful in raising additional capital during 2020 through the sale of our securities. Any delay in raising sufficient funds will delay the implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, most particularly from our advertising segment, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses to conserve our working capital.

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

Summary of cash flows

	June 30,
	2020	2019
Net cash (used in) operating activities	$(2,905,615)	$(1,069,941)
Net cash provided by (used in) investing activities	$1,353,614	$(24,036)
Net cash provided by financing activities	$2,500,170	$269,119

During the six months ended June 30, 2020, we used cash primarily to fund our net loss of $6,564,367 for the period.

During the six months ended June 30, 2020 the Company raised $2,247,437 through the sale of equity securities in a private placement memorandum and $28,597 from payments on a note receivable. The Company paid dividends of $55,007 and made payments against notes payable of $108,782.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2020 through June 30, 2020 Bright Mountain Media, Inc. sold 6,142,500 units of our securities to 66 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $3,071,250. Each unit was sold at $0.50 and consisted of one share of common stock and one five- year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital Securities, LLC is serving as the Placement Agent for the Company in this offering. As compensation for services the Company has paid Spartan a $25,000 engagement fee, $307,125 commissions at 10% of the proceeds, $153,563 non-accountable expense at 5% of the proceeds, $250,000 for the sixty-month Amended M&A Advisory Agreement, and $165,000 for the Finder’s Agreement Amendment. A total of 6,141,500 five-year warrants were issued to the investors to purchase one share of our common stock, exercisable at a $0.65 share price. The Placement Agent was issued a total of 614,250 five-year warrants to purchase one share of our common stock, exercisable at a $1.00 share price.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

2.1	Agreement and Plan of Merger dated June 10, 2019 by and among Bright Mountain Media, Inc., BMTM2 and Inform, Inc. f/k/a News Distribution Network	8-K	6/14/19	2.1

2.2	Share Exchange Agreement and Plan of Merger dated July 31, 2019 by and among Bright Mountain Media, Inc., Bright Mountain Israel Acquisition Ltd. (a to be formed entity), Slutzky & Winshman Ltd. and the shareholders of Slutzky & Winshman, Ltd.	8-K	8/1/19	2.1

3.1	Amended and Restated Articles of Incorporation	Form 10	3/31/13	3.3

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/9/13	3.3

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/16/13	3.4

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/30/13	3.4

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K	3/31/14	3.5

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/28/14	3.6

3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K/A	4/1/15	3.5

3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/4/15	3.7

3.9	Amended and Restated Bylaws	Form 10	3/31/13	3.2

3.10	Articles Amendment to the Amended and Restated Articles of Incorporation	8-K	11/13/18	3.10

3.11	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	8/5/19	3.1

4.1	Form of Series B-1 Warrant	10-Q	6/29/20	4.1

10.1	Amended and Restated M&A Advisory Agreement dated July 31, 2019 by and between Bright Mountain Media, Inc. and Spartan Capital Securities, LLC	8-K	8/7/19	10.1

10.2	Amendment dated July 31, 2019 to Finder’s Fee Agreement by and between Bright Mountain Media, Inc. and Spartan Capital Securities, LLC	8-K	8/7/19	10.2

10.3	Promissory Note dated August 15, 2019 due to Joey Winshman	8-K	8/16/19	10.1

10.4	Promissory Note dated August 15, 2019 to Nadav Slutzky	8-K	8/16/19	10.2

10.5	Promissory Note dated August 15, 2019 to Eli Desatnik	8-K	8/16/19	10.3

10.6	Escrow Agreement dated August 15, 2019 by and among Bright Mountain Media, Inc., the shareholders of Slutzky & Winshman Ltd. and Pearlman Law Group LLP	8-K	8/16/19	10.4

10.7	Converted RSU Escrow Agreement dated August 15, 2019 by and among Bright Mountain Media, Inc., Slutzky & Winshman Ltd. and Pearlman Law Group LLP	8-K	8/16/19	10.5

10.8	Form of Lock Up Leak Out Agreement	8-K	8/16/19	10.6

10.9	Affiliate Lock Up Leak Out Agreement	8-K	8/16/19	10.7

10.10	Employment Agreement dated August 15, 2019 by and between Slutzky & Winshman Ltd. and Joey Winshman	8-K	8/16/19	10.8

10.11	Consulting Agreement dated August 15, 2019 by and between Bright Mountain Media, Inc., Slutzky & Winshman Ltd. and Nadav Slutzky	8-K	8/16/19	10.9

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed

32.1	Section 1350 certification of Chief Executive Officer and principal financial and accounting officer				Filed

101.INS	XBRL Instance Document				Filed

101.SCH	XBRL Taxonomy Extension Schema Document				Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

August 19, 2020	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

	By:	/s/ Alan Bergman
Alan Bergman, Chief Financial Officer

