Form 10-Q
period 2020-09-30
Bright Mountain Media, Inc.
filed 2020-11-24
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 24, 2020 there were 114,564,060 shares of the issuer’s common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2020” refers to the three months ended September 30, 2020, “period ended 9 months” refers to the nine months ended September 30, 2020 “third quarter of 2019” refers to the three months ended September 30, 2019, “2020” refers to the year ending December 31, 2020 and “2019” refers to the year ended December 31, 2019. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,050,370	$957,013
Accounts receivable, net	5,409,605	3,997,475
Note receivable, net	13,646	63,812
Prepaid expenses and other current assets	702,054	752,975
Current assets - discontinued operations	-	1,705

Total Current Assets	7,175,675	5,772,980

Property and equipment, net	119,912	30,666
Website acquisition assets, net	12,789	48,928
Intangible assets, net	12,052,337	19,610,801
Goodwill	22,150,047	53,646,856
Prepaid services/consulting agreements - long term	620,000	913,182
Right of use asset	243,549	397,912
Other assets	396,969	35,823
Total Assets	$42,771,278	$80,457,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,605,873	$8,358,442
Accrued expenses	1,933,476	3,228,328
Accrued interest to related party	12,720	6,629
Premium finance loan payable	16,671	179,844
Deferred revenues	65,512	6,651
Long term debt, current portion	1,135,000	165,163
Operating lease liability, current portion	221,763	211,744
Current liabilities - discontinued operations	-	591
Total Current Liabilities	10,991,015	12,157,392

Long term debt to related parties, net	36,199	25,689
Long term debt	18,588,440	-
Deferred tax liability	283,213	581,440
Operating lease liability, net of current portion	21,915	198,232
Total Liabilities	29,920,782	12,962,753
Commitments and Contingencies
Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A-1, 2,000,000 shares designated, 1,200,000 and 1,200,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	12,000	12,000
Series B-1, 6,000,000 shares designated, 0 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Series E, 2,500,000 shares designated, issued and outstanding at September 30, 2020 and December 31, 2019, respectively	25,000	25,000
Series F, 4,344,017 shares designated, issued and outstanding at September 30, 2020 and December 31, 2019, respectively	43,440	43,440
Common stock, par value $0.01, 324,000,000 shares authorized, 114,564,060 and 100,244,312 issued and 114,013,943 and 78,063,531 outstanding at September 30, 2020 and December 31, 2019, respectively	1,145,642	1,002,444
Additional paid-in capital	96,360,804	86,856,500
Accumulated deficit	(83,581,144)	(20,444,989)
Treasury Stock at cost 550,117 shares at September 30, 2020	(1,155,246)	-
Total shareholders’ equity	12,850,496	67,494,395
Total Liabilities and Shareholders’ Equity	$42,771,278	$80,457,148

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues
Advertising	$4,894,486	$2,113,276	$9,438,612	$3,915,326

Cost of revenue
Advertising	2,085,060	1,432,922	5,005,646	2,874,076
Gross profit	2,809,426	680,354	4,432,966	1,041,250

Selling, general and administrative expenses	5,493,343	2,734,203	13,860,462	4,452,490

Loss from operations	(2,683,917)	(2,053,849)	(9,427,496)	(3,411,240)

Other income (expense)
Interest (expense) income, net	(251,779)	16,234	(323,047)	37,281
Gain on settlement	935,408	-	935,408	122,500
Impairment of assets	(53,996,544)	-	(53,996,544)	-
Settlement of contingent consideration	(750,000)	-	(750,000)	-
Other income (expense)	-	(6,993)	(215)	(7,902)
Interest expense - related party	(2,045)	(5,574)	(6,091)	(17,289)
Total other (expense) income	(54,064,960)	3,667	(54,140,489)	134,590

Net loss from continuing operations	(56,748,877)	(2,050,182)	(63,567,985)	(3,276,650)

Income (loss) from discontinued operations	-	13,649	-	(174,021)

Net loss before tax	(56,748,877)	(2,036,533)	(63,567,985)	(3,450,671)

Income tax benefit	177,089	-	431,830	-

Net Loss	(56,571,788)	(2,036,533)	(63,136,155)	(3,450,671)

Preferred stock dividends
Series A, Series E, and Series F preferred stock	(180,122)	(52,682)	(447,369)	(201,484)

Net loss attributable to common shareholders	$(56,751,910)	$(2,089,215)	$(63,583,524)	$(3,652,155)

Basic and diluted net loss for continuing operations per share	$(0.51)	$(0.03)	$(0.59)	$(0.05)
Basic and diluted net income (loss) for discontinued operations per share	$0.00	$0.00	$0.00	$(0.00)
Basic and diluted net loss per share	$(0.51)	$(0.03)	$(0.59)	$(0.05)
Weighted average shares outstanding - basic and diluted	110,995,809	64,267,465	108,099,730	66,485,230

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	8,044,017	$80,440	100,244,312	$1,002,444	-	$-	$86,856,500	$(20,444,989)	$67,494,395
Series A-1, E, and F preferred stock dividend	-	-	-	-	-	-	(118,252)	-	(118,252)
Stock option vesting expense	-	-	-	-	-	-	36,595	-	36,595
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	5,117,500	51,175	-	-	2,123,762	-	2,174,937
Stock issued to Spartan Capital for acquisitions completed	-	-	1,310,000	13,100	-	-	2,109,300	-	2,122,400
Common stock issued for services rendered	-	-	61,048	611	-	-	91,108	-	91,719
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	(3,459,020)	(3,459,020)
Balance - March 31, 2020	8,044,017	$80,440	106,732,860	$1,067,330	-	$-	$91,099,013	$(23,904,009)	$68,342,774
Series A-1, E, and F preferred stock dividend	-	-	-	-	-	-	(148,995)	-	(148,995)
Stock option vesting expense	-	-	-	-	-	-	41,499	-	41,499
Units consisting of one share of common stock and one warrant issued for cash	-	-	1,025,000	10,250	-	-	425,375	-	435,625
Stock issued for acquisition	-	-	2,500,000	25,000	-	-	3,700,000	-	3,725,000
Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	(3,105,347)	(3,105,347)
Balance – June 30, 2020	8,044,017	$80,440	110,257,860	$1,102,580	-	$-	$95,116,892	$(27,009,356)	$69,290,556
Series A-1, E and F preferred stock dividend	-	-	-	-	-	-	(180,122)	-	(180,122)
Stock option vesting expense	-	-	-	-	-	-	51,011	-	51,011
Stock option exercise	-	-	50,000	500	-	-	6,450	-	6,950
Units consisting of one share of common stock and one warrant issued for cash	-	-	4,256,200	42,562	-	-	1,366,573	-	1,409,135

Treasury stock	-	-	-	-	550,117	(1,155,246)	-	-	(1,155,246)
Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	(56,571,788)	(56,571,788)
Balance – September 30, 2020	8,044,017	$80,440	114,564,060	$1,145,642	550,117	$(1,155,246)	$96,360,804	$(83,581,144)	$12,850,496

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2018	6,844,017	$68,440	62,125,114	$621,252	$19,775,753	$(17,042,966)	$3,422,479
Series E and F preferred stock dividend	-	-	-	-	(74,171)	-	(74,171)
Stock option vesting expense	-	-	-	-	3,213	-	3,213
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	1,943,750	19,437	854,513	-	873,950
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(710,262)	(710,262)
Balance - March 31, 2019	6,844,017	68,440	64,068,864	640,689	20,559,308	(17,753,228)	3,515,209
Series E and F preferred stock dividend	-	-	-	-	(74,994)	-	(74,994)
Stock option vesting expense	-	-	-	-	9,898	-	9,898
Common Stock issued for services-cancelled	-	-	(3,000)	(30)	-	-	(30)
Units consisting of one share of common stock and one warrant issued for cash, net of costs	-	-	240,000	2,400	117,600	-	120,000
Units consisting of one share of common stock and two warrants issued for cash, net of costs	-	-	1,052,500	10,525	510,755	-	521,280
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(703,876)	(703,876)
Balance – June 30, 2019	6,844,017	$68,440	65,358,364	$653,584	$21,122,567	$(18,457,104)	$3,387,487
Series A-1, E and F preferred stock dividend	-	-	-	-	(52,682)	-	(52,682)
Stock option vesting expense	-	-	-	-	15,963	-	15,963
Common stock issued for services	-	-	22,167	222	32,028	-	32,250
Issuance of Series A-1 preferred stock	500,000	5,000	-	-	245,000	-	250,000
Units consisting of one share of common stock and two warrants issued for cash	-	-	258,360	2,584	126,596	-	129,180
Common stock issued in acquisition of Slutsky & Winshman	-	-	12,354,640	120,508	19,288,773	-	19,409,281
Net loss for the three months ended September 30, 2019	-	-	-	-	-	(2,036,533)	(2,036,533)
Balance – September 30, 2019	7,344,017	$73,440	77,993,531	$776,898	$40,778,245	$(20,493,637)	$21,134,946

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

September 30, 2020

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(63,136,155)	$(3,450,671)
Add back: loss attributable to discontinued operations	-	174,021
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	29,616	5,613
Amortization of debt discount	10,510	10,472
Amortization	3,289,330	120,668
Impairment of tradename	-	20,800
Impairment of goodwill	42,444,971	-
Impairment of intangibles	11,551,573	-
Gain on settlement	(935,408)	(122,500)
Stock option compensation expense	129,105	29,074
Stock issued for services rendered	92,218	32,250
Non-cash finance fee	275,000	-
Non-cash settlement of contingent consideration	750,000	-
Change in deferred taxes	(431,830)	-
Provision for bad debt	287,068	29,338
Changes in operating assets and liabilities:
Accounts receivable	1,193,666	(808,812)
Prepaid expenses and other current assets	536,920	482,979
Prepaid services/consulting agreements	293,182	-
Other assets	263,836	(17,369)
Right of use asset and lease liability	(11,935)	-
Accounts payable	(1,674,722)	1,078,205
Accrued expenses	53,950	1,070,498
Accrued interest – related party	6,091	3,213
Deferred revenues	25,528	(4,163)
Net cash (used in) continuing operations for operating activities	(4,957,486)	(1,346,384)
Net cash (used in) discontinued operations	-	(155,739)
Net cash (used in) operating activities	(4,957,486)	(1,502,123)

Cash flows from investing activities:
Purchase of property and equipment	(4,055)	(8,746)
Cash received in acquisition	-	603,744
Principal collected on notes receivable	-	77,500
Notes receivable funded	-	(1,156,887)
Cash acquired from Wild Sky	1,357,669	-
Cash paid for website acquisition	-	(8,000)
Net cash provided by (used in) investing activities	1,353,614	(492,389)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,586,148	1,651,410
Payments of premium finance loan payable	(163,173)	(89,154)
Dividend payments	(235,129)	(201,847)
Principal payments received for notes receivable	44,583	-
Proceeds from issuance of preferred stock	-	250,000
Principal payment on notes payable	464,800	(64,681)
Net cash provided by financing activities	3,697,229	1,545,728

Impact on foreign exchange rates on cash	-	9,818
Net increase (decrease) in cash and cash equivalents including cash and cash equivalents classified within assets related to continuing operations	93,357	(438,966)
Net (decrease) in cash related to discontinued operations	-	(15,971)
Net increase (decrease) in cash and cash equivalents	93,357	(454,937)
Cash and cash equivalents at the beginning of period	957,013	1,042,457
Cash and cash equivalents at end of period	$1,050,370	$587,520

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

September 30, 2020

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for
Interest	$6,091	$15,926

Non-cash investing and financing activities
Non-cash acquisition of Slutsky & Winshman net liabilities	$-	$168,244
Non-cash acquisition of intangible assets of Slutsky & Winshman	$-	$4,169,000
Non-cash acquisition of right of use asset	$-	266,320
Non-cash acquisition of goodwill	$-	$15,408,523
Premium finance loan payable recorded as prepaid	$-	$28,602
Stock dividend	$-	$100
Reduction of liability with Daily Engage Media Group, LLC	$-	197,500
Notes receivable for the sale of Black Helmet	$-	$155,000
Stock issued for prepaid services and consulting agreements to Spartan Capital	$-	32,200
Recognition of right of use asset and lease liability for S&W	$-	$245,540
Non-cash acquisition of assets of Wild Sky	$(4,111,956)	$-
Non-cash acquisition of intangible assets of Wild Sky	$(7,246,300)	$-
Non-cash acquisition of goodwill of Wild Sky	$(10,814,559)	$-
Non-cash acquisition of liabilities of Wild Sky	$3,388,579	$-
Common stock issued for acquisition	$3,725,000	$-
Long term debt from acquisition	$16,416,905	$-
Issuance of debt in accordance with legal settlement	$219,837	$-

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Continuing Operations

Bright Mountain Media, Inc. is engaged in operating a proprietary, end-to-end digital media and advertising services platform designed to connect brand advertisers with demographically-targeted consumers – both large audiences and more granular segments – across digital, social and connected television (CTV) publishing formats. We define “end-to-end” as our process for taking ad buying from beginning to end, delivering a complete functional solution, usually without requiring any involvement from a third party.

Through acquisitions and organic software development initiatives, we have consolidated and plan to further condense key elements of the prevailing digital advertising supply chain through the elimination of industry “middlemen” and/or costly redundancy of services via our ad exchange network. Our aim is to enable and support a streamlined, end-to-end advertising model that addresses both demand (ad buy side) and supply (media sell side) for both direct sales teams and programmatic sales and publishing of digital advertisements that reach specific target audiences based on what, where, when and how that specific target audience elects to access certain web and/or streaming video content. Programmatic advertising relies on computer programs to use data and proprietary algorithms to select which ads to buy and for what price, while direct sales involves traditional interpersonal contact between ad buyers and advertising sales representative(s).

By selling advertisements on our current portfolio of 25 owned and operated websites and 20 CTV apps, coupled with acquisition or development of other niche web properties in the future, we are building depth in specific demographic verticals that allow us to package audiences into targeted consumer categories valued by advertisers.

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

NOTE 2 - GOING CONCERN.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $63,136,155 and used net cash in operating activities of $4,957,486 for the nine months ended September 30, 2020. The Company had an accumulated deficit of $83,581,144 at September 30, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon its ability to generate revenues, control its expenses and its ability to continue obtaining investment capital and loans from related parties and outside investors to sustain its current level of operations.

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

September 30, 2020

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on May 14, 2020. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

September 30, 2020

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

September 30, 2020

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

September 30, 2020

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

The following are the major categories of liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2020, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3

Balance at December 31, 2019	$245,163
Long term debt additions during 2020	18,343,277
Principal reductions/payments during 2020	-
Adjustment to fair value	-
Balance at September 30, 2020	$18,588,440

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

September 30, 2020

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of September 30, 2020 and December 31, 2019, the Company has recorded an allowance for doubtful accounts of $906,970 and $505,401, respectively.

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

For the three and nine months ended September 30, 2020 and 2019, $0 and $8,000 was capitalized for the purchase of a Facebook page, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Amortization and Impairment of Long-Lived Assets

Amortization and impairment of long-lived assets are non-cash expenses relating primarily to website acquisitions. The Company accounts for long-lived assets in accordance with the provisions of ASC 360, “Property, Plant and Equipment”. This requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Website acquisition costs are amortized over five years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the nine months ended September 30, 2020, the Company recorded impairment expense of $42,444,971 related to goodwill and $11,551,573 related to intangibles.

While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees for services in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Non-cash stock-based stock option compensation is expensed over the requisite service period and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended September 30, 2020 and 2019, non-cash stock-based stock option compensation expense was $51,011 and $15,963, respectively. For the nine months ended September 30, 2020 and 2019, non-cash stock-based stock option compensation expense was $129,105 and $29,074, respectively.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended September 30, 2020 and 2019, advertising, marketing and promotion expense was $12,527 and $110,342, respectively for continuing operations and $0 and $0 for discontinued operations, respectively. For the nine months ended September 30, 2020 and 2019, advertising, marketing and promotion expense was $36,377 and $116,342, respectively for continuing operations and $0 and $6,888 for discontinued operations, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

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

As of September 30, 2020, tax years 2019, 2018, and 2017 remain open for Internal Revenue Service (“IRS”) audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Concentrations

The Company generates revenues from through our owned and operated websites and CTV apps along with our ad exchange network. There was one customer which accounted for approximately 19% of the revenues for the three months ended September 30, 2020. There were no customers which represented more than 10% of revenues for the nine months ended September 30, 2020. There were two customers which accounted for accounts receivable of approximately 17% and 12%, respectively, at September 30, 2020. There was one vendor who is owed approximately 14% of the accounts payable due at September 30, 2020.

Credit Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the FDIC insured limit of $250,000 are at risk. At September 30, 2020 and December 31, 2019, the Company had approximately $133,945 and $0, respectively, in cash balances above the FDIC insured limit. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

During the three and nine months ended September 30, 2020 a large portion of the Company’s funding was provided through the sale of shares of the Company’s common stock with related warrants.

Basic and Diluted Net Earnings (Loss) Per Common Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As of September 30, 2020 and 2019, there were 2,142,727 and 1,897,000 common stock equivalent shares outstanding as stock options, respectively; 36,552,558 and 22,618,240 common stock equivalent shares outstanding from warrants to purchase common shares, respectively, 8,044,017 and 6,844,017 common stock equivalents from the conversion of preferred stock, respectively; and 80,000 and 0 common stock equivalents from the conversion of notes payable, respectively. Equivalent shares were not utilized as the effect is anti-dilutive.

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

September 30, 2020

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 4 – ACQUISITIONS

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“S&W”) and the shareholders of S&W (the “Shareholders”). The merger closed on August 15, 2019, and we acquired all of the outstanding shares of S&W. Subsequent to the transaction, the company was renamed and rebranded as Oceanside Media. Pursuant to the terms of the Merger Agreement, we issued 12,130,799 shares valued at $19,409,278 to owners and employees of Oceanside Media, contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two year promissory notes (the “Closing Notes”), and 223,841 restricted stock units held in escrow for future vested stock options valued at $185,722. Since the time of the acquisition until early September 2020, there were various unresolved matters related to the offsets.  The parties were unable to work-out an agreement for the payment of the first tranche of the Notes.  Therefore, no amount or payment was agreed upon as of August 15, 2020.  Based on the unresolved differences, the fair value of the liability at the acquisition date and the 1 year anniversary remeasurement date for the purchase price determination in accordance with ASC 805 was not reasonably determined or estimated.  Accordingly, the Notes associated with the acquisition of S&W have not been included within the purchase price calculation with regards to the valuation of the intangible assets and goodwill recognized in the acquisition.

In late September 2020, a new agreement was reached, in principle, by the parties whereby the payment due dates of the Notes, as well as the unresolved disagreements were stricken, and the Company agreed to pay the full amounts of the notes at future dates.  This agreement supersedes all prior agreements.  The Company has recognized a liability of $750,000, which represents the fair value of the settlement of contingent consideration in the current period. The first payment of the notes for $375,000 will be made upon the closing of a significant capital raise.  The second payment of $375,000 is scheduled for August 15, 2021.

Effective upon the Closing, we agreed to pay Spartan Capital Securities (“Spartan Capital”) a broker-dealer and member of FINRA a finder’s fee equal to issue 650,000 shares of our common stock valued at $1,040,000 and $650,000 cash. The shares were issued in February 2020 and the $165,000 was paid in March 2020. The amounts due were included in the accrued expenses as of December 31, 2019.

In accordance with ASC 805 “Business Combinations” the measurement period for the acquisition is for one year during which the Company may re-evaluate the assets acquired, liabilities assumed and the goodwill resulting from the transaction as well as the change in amortization as a result of changes in the provisional amounts as if the accounting had been completed at the acquisition date. The re-evaluation performed did not result in a change in the values recorded for the assets acquired, liabilities assumed or resulting goodwill. As discussed further in Note 15, the Company recognized a deferred tax liability associated with the intangible assets acquired. As discussed above, the $750,000 contingent Closing Notes, which will be paid in full have not been included in the evaluation of the acquired assets, liabilities assumed or resulting goodwill from the transaction.

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

September 30, 2020

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

As it pertains to outstanding promissory notes and other obligations payable to NDN, Bridge notes in the current principal amount of $776,000 were converted into shares of Bright Mountain’s common stock at a conversion price of $0.50 per share, with one common stock warrant exercisable at $0.75 per share and one common stock warrant exercisable at $1.00 per share issued for each conversion share. The principal of the bridge notes was converted into shares of Bright Mountain’s common stock at a conversion price of $1.75 per share, and all accrued but unpaid interest were forgiven by the noteholders. Also of note is the open line of credit of approximately $660,000 due Mr. Greg Peters, NDN’s Chief Executive Officer, was converted into shares of Bright Mountain’s common stock at a conversion price of $0.50 per share, with one common stock warrant exercisable at $.75 per share and one common stock warrant exercisable at $1.00 per share issued for each conversion share.

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

September 30, 2020

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

In accordance with ASC 350, the finite lived intangible assets associated with MediaHouse were tested for valuation based on indicators of impairment noted by management, including decreased revenues. The year 2020 has been marked by the COVID-19 Global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. The fair value of the respective assets was determined based on the projected future cash flows associated with the respective assets. These fair values were compared with the carrying values of the respective assets to determine if an impairment of the respective assets was warranted. It was determined that the finite lived intangible assets associated with MediaHouse were deemed impaired based on an analysis of the carrying values and fair values of the assets. During the three and nine months ended September 30, 2020, the Company recorded an impairment expense of $11,551,573 within Impairment Expense on the Statement of Operations.

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

September 30, 2020

(Unaudited)

NOTE 4 – ACQUISITIONS (continued).

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

June 1, 2020
Tangible assets acquired	$5,469,625
Liabilities assumed	(3,388,579)
Deferred tax liability	(133,603)
Net assets assumed	1,947,443

Tradename – Trademarks	2,313,300
IP/Technology	1,403,000
Customer relationships	3,530,000
Goodwill	10,948,162
Total purchase price	$20,141,905

The table below summarizes the value of the total consideration given in the transaction:

Amount

Debt issued	$16,416,905
Shares issued	3,725,000
Total consideration	$20,141,905

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 4 – ACQUISITIONS (continued).

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

	September 30, 2020	September 30, 2019
Total revenue	$14,936,070	$26,652,346
Total expenses	(83,909,439)	(44,986,351)
Preferred stock dividend	(447,369)	(201,484)
Net loss attributable to common shareholders	$(69,420,738)	$(18,535,489)
Basic and diluted net loss per share	$(0.64)	$(0.28)

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

September 30, 2020

(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (continued).

On March 22, 2019 the Company sold the remaining Bright Watches inventory for approximately $7,000. At December 31, 2018 $7,454 of inventory, written down to fair market value, was considered held for sale and included in discontinued operations.

During the nine months ended September 30, 2020, the Company settled the discontinued assets and liabilities and assumed the remaining cash. The detail of the consolidated balance sheet, the consolidated statement of operations and consolidated cash flow for the discontinued operations is as stated below:

December 31, 2019

Cash	$791
Accounts receivable	914
Total current assets	1,705
Total assets - discontinued operations	1,705
Accounts payable	591
Total current liabilities - discontinued operations	591
Net assets discontinued operations	$1,114

September 30, 2019
Revenues	$103,266
Cost of revenues	56,050
Gross profit	47,216

Selling, general and administrative expenses	242,395

Loss from discontinued operations	(195,179)
Other income	21,158
Loss from discontinued operations	(174,021)

Basic and fully diluted net loss per share	$0.00

Cash (used in) operations for discontinued operations:
Loss from discontinued operations	$(174,021)
Write-off of fixed assets	49,347
Inventory	91,884
Loss on sale of business unit	11,309
Other assets	11,124
Accounts payable	(133,753)
Deferred rents	(11,629)
Cash (used in) discontinued operations	$(155,739)
Net decrease in cash and cash equivalents from discontinued operations	$(15,971)

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 6 – PREPAID COSTS AND EXPENSES.

At September 30, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	September 30, 2020	December 31, 2019
Prepaid insurance	$37,996	$205,656
Prepaid VAT fees	3,102	199,596
Prepaid expenses – other	350,954	37,723
Current portion of prepaid service agreements	310,002	310,000
Prepaid expenses and other current assets	$702,054	$752,975

NOTE 7 – PROPERTY AND EQUIPMENT.

At September 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	Useful Lives	September 30, 2020	December 31, 2019
Furniture and fixtures	3-5 years	$40,453	$39,696
Leasehold improvements	3 years	-	1,388
Computer equipment	3 years	176,302	79,188
Total property and equipment		216,755	120,272
Less: accumulated depreciation		(96,843)	(89,606)
Total property and equipment, net		$119,912	$30,666

Depreciation expense for the three months ending September 30, 2020 and 2019, was $19,437 and $3,121, respectively.

Depreciation expense for the nine months ending September 30, 2020 and 2019, was $29,616 and $5,613, respectively.

NOTE 8 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At September 30, 2020 and December 31, 2019, respectively, website acquisitions, net consisted of the following:

	Useful Lives	September 30, 2020	December 31, 2019
Website Acquisition Assets	3-5 years	$1,124,846	$1,124,846
Less: accumulated amortization		(911,661)	(875,522)
Less: cumulative impairment loss		(200,396)	(200,396)
Website Acquisition Assets, net		$12,789	$48,928

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 8 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS (continued).

At September 30, 2020 and December 31, 2019, respectively, intangible assets, net consisted of the following:

	Useful Lives	September 30, 2020	December 31, 2019
Trade name	5 years	$3,843,933	$2,131,000
Customer relationships	5 years	6,587,333	9,615,000
IP/Technology	5 years	4,362,833	6,813,000
Non-compete agreements	3-5 years	1,202,028	1,742,400
Total Intangible Assets		$15,996,127	$20,301,400
Less: accumulated amortization		(3,943,790)	(690,599)
Intangible assets, net		$12,052,337	$19,610,801
Goodwill		$22,150,047	$53,646,856

Amortization expense for the three months ended September 30, 2020 and 2019 was $1,289,416 and $101,709, respectively, related to both the website acquisition costs and the intangible assets. Amortization expense for the nine months ended September 30, 2020 and 2019 was $3,289,330 and $131,409, respectively, related to both the website acquisition costs and the intangible assets.

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

During 2020, the Company acquired Wild Sky Media in which finite lived intangible assets of $7,246,300 and Goodwill of $10,948,162 were recognized, see Note 4.

In accordance with ASC 350, the finite lived intangible assets associated with Oceanside and MediaHouse were tested for valuation based on indicators of impairment noted by management, including decreased revenues. The year 2020 has been marked by the COVID-19 Global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. The fair value of the respective assets was determined based on the projected future cash flows associated with the respective assets. These fair values were compared with the carrying values of the respective assets to determine if an impairment of the respective assets was warranted. It was determined that the carrying values of the finite lived intangible assets associated with Oceanside did not exceed the respective fair values of the assets, therefore no revaluation associated with these assets has been recognized. It was determined that the finite lived intangible assets associated with MediaHouse were deemed impaired based on an analysis of the carrying values and fair values of the assets. During the three and nine months ended September 30, 2020, the Company recorded an impairment expense of $11,551,573 within Impairment Expense on the Statement of Operations.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 8 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS (continued).

The Company categorizes Goodwill into two reporting units, Owned & Operated and Ad Network. In accordance with ASC 350, Goodwill is tested for impairment at least annually and based on the acquisition dates of Oceanside and MediaHouse, this test was performed as part of the current quarter. ASC 350 deems an impairment to have occurred when the carrying value of the Goodwill associated with the reporting unit exceeds the implied value of the Goodwill associated with the reporting unit.  The year 2020 has been marked by the COVID-19 Global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. This caused a significant contraction of economic activity at the beginning in the first months of the year and has continued. Although there are recent signs of improvement with significant GDP gains, many companies have yet to reinstate their advertising budgets and/or have changed the way they are spending these budgets. Many advertisers have moved away from direct ad buys in favor of programmatic distribution with its lower costs. The fair value of the respective reporting units was determined based on both the Income Approach (Discount Cash Flows) and the Market Multiples Approach. As of September 30, 2020, it was determined that the carrying value of the Goodwill associated with the Owned & Operated reporting unit was not deemed impaired in accordance with ASC 350. It was determined that the recorded Goodwill associated with the Ad Network exceeded the fair value of the Goodwill and during the three and nine months ended September 30, 2020, the Company recorded an impairment expense of $42,444,971 within Impairment Expense on the Statement of Operations.

NOTE 9 – ACCRUED EXPENSES.

At September 30, 2020 and December 31, 2019, respectively, accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
	(unaudited)
Accrued dividends	$547,567	$158,966
Accrued professional fees	37,887	62,887
Other accrued expenses	613,366	377,075
Accrued compensation	734,656	342,000
Accrued service/consulting agreements	-	2,287,400
Total accrued expenses	$1,933,476	$3,228,328

The accrued consulting fees on December 31, 2019 included $2,122,400 representing cash due of $165,000 and common stock of 650,000 and 660,000 shares to be issued to Spartan Capital Securities, LLC in the acquisition of Oceanside and MediaHouse, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 10 – NOTES PAYABLE.

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

The principal balance of these notes payable was $80,000 and $80,000 at September 30, 2020 and December 31, 2019, respectively and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $43,801 and $57,840. At September 30, 2020 and December 31, 2019, the total convertible notes payable to related party net of discounts was $36,199 and $22,160, respectively.

The unsecured and interest free Closing Notes of $750,000 as identified in Note 4 had various unresolved matters related to the offsets.  The parties were unable to work-out an agreement for the payment of the first tranche of the Notes.  Therefore, no amount or payment was agreed upon as of August 15, 2020.  Based on the unresolved differences, the fair value of the liability at the acquisition date and the 1 year anniversary remeasurement date for the purchase price determination in accordance with ASC 805 was not reasonably determined or estimated.

In late September 2020, a new agreement was reached, in principle, by the parties whereby the payment due dates of the Notes, as well as the unresolved disagreements were stricken, and the Company agreed to pay the full amounts of the notes at future dates.  This agreement supersedes all prior agreements.  The Company has recognized the recording of the liability as a settlement of contingent consideration to be recognized in the current period.  The first payment of the notes for $375,000 will be made upon the closing of a significant capital raise.  The second payment of $375,000 is scheduled for August 15, 2021.

Interest expense for note payable to related party was $2,045 and $2,045 for the three months ended September 30, 2020 and 2019, respectively and discount amortization was $3,529 and $3,529, respectively. Interest expense for note payable to related party for the nine months ended September 30, 2020 and 2019 was $6,091 and $6,393, respectively and discount amortization was $10,510 and $10,472, respectively.

Long-term debt

In connection with the acquisition of BMLLC, the Company issued promissory notes totaling $380,000. The notes had no stated interest rate and matured on September 19, 2018 and the Company was in default prior to a settlement reached on July 8, 2020. Effective July 8, 2020, the Company executed a Settlement Agreement and Release with Harry G. Pagoulatos, George Rezitis, and Angelo Triantafillou whereby they relinquish their Bright Mountain common stock shares and the Company pays them full and final settlement of $385,000 within 12 months from the date the shares are delivered to Bright Mountain Media. The Company had previously made payments against the notes resulting in a recorded liability due to the parties of $165,163. The settlement increased the liability to a final settlement amount of $385,000, requiring an additional liability of $219,837 which was recognized by the Company. The balance of the notes payable at September 30, 2020 and December 31, 2019 were $385,000 and $165,163, respectively. The notes are payable one year from the surrender of the note holders common stock of the Company, which is included in treasury stock. See further discussion in Notes 11, under Legal and Note 13, under Treasury Stock.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 10 – NOTES PAYABLE (continued).

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

At September 30, 2020 and December 31, 2019 a summary of the Company’s debt is as follows:

	September 30, 2020	December 31, 2019
Non-interest bearing BMLLC acquisition debt	$385,000	$165,163
Non-interest bearing notes issued as settlement of contingent consideration	750,000	-
PPP loans	2,171,535	-
Wild Sky acquisition debt	16,416,905	-
Total Debt	19,723,440	165,163
Less Short Term Debt	1,135,000	165,163
Long Term Debt	$18,588,440	$-

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 10 – NOTES PAYABLE (continued).

Interest expense for the three months ended September 30, 2020 and 2019 were $246,255 and $0, respectively. Interest expense for the nine months ended September 30, 2020 and 2019 were $328,340 and $0, respectively.

The minimum annual principal payments of notes payable at September 30, 2020 were:

2020	$-
2021	1,545,423
2022	3,713,153
2023	1,393,142
2024	1,258,965
2025	11,812,757
Total	$19,723,440

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2020 and 2019 of $194,592 and $110,200, respectively.

Total Premium Finance Loan Payable balance for the Company’s policies was $16,671 at September 30, 2020 and $179,844 at December 31, 2019.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

The right of use asset and lease liability is as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Assets
Operating lease right of use asset	$243,549	$397,912

Liabilities
Operating lease liability, current	$221,763	$211,744
Operating lease liability, net of current portion	21,915	198,232
Total operating lease liabilities	$243,678	$409,976

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three and nine months ended September 30, 2020.

The maturity of the Company’s operating lease liability for the 12 months ended September 30:

2021	$221,763
2022	21,915
Total net lease liabilities	$243,678

The following summarizes additional information related to the operating lease:

September 30, 2020
Weighted-average remaining lease term	1.33 years
Weighted-average discount rate	5.50%

For the three months ended September 30, 2020 and 2019, rent expense in continuing operations was $192,717 and $28,199, respectively. For the three months ended September 30, 2020 and 2019, rent expense included in discontinued operations was $0 and $0, respectively. For the nine months ended September 30, 2020 and 2019, rent expense in continuing operations was $415,271 and $81,376, respectively. For the nine months ended September 30, 2020 and 2019, rent expense included in discontinued operations was $0 and $70,424, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

In July of 2018, Messrs. Pagoulatos and Rezitis, along with a third party who had been a minority owner in DEM prior to our acquisition of that company, filed a Complaint in the U.S. District Court, District of New Jersey (case number 2: l 8-cv-11357-ES-SCM) against our Company and our Chief Executive Officer, seeking compensatory and punitive damages and attorneys’ fees, among other items, and alleging, among other items, fraud and breach of contract. We vehemently deny all allegations in the complaint and believe them to be without merit. We filed a Motion to Dismiss this case for a multitude of reasons including, but not restricted to, failure to state a cause of action and jurisdictional and venue arguments as the acquisition and employment agreements provides that any dispute should be heard in either the state or local courts of Palm Beach County, Florida. The parties agreed to settle all claims through the exchange of shares from Messrs. Harry G. Pagoulatos and George G. Rezitis for payment of $165,163.

On July 8, 2020, due to the shares not being exchanged and the change in the share value, the Company executed another Settlement Agreement and Release with the Harry G. Pagoulatos, George Rezitis, and Angelo Triantafillou whereby they will relinquish their Bright Mountain common stock shares and the Company will pay them a full and final settlement of $385,000 within 12 months from the date the shares are delivered to Bright Mountain Media. As with all transactions, this transaction has been recorded based on the fair value of the shares as of the transaction settlement date of July 8, 2020. As of September 30, 2020, the parties have provided the Company with 550,117 of their total 825,175 shares. Based on the price per share of $2.10 as of July 8, the value of the shares provided to the Company was $1,155,246. As the Company had previously recorded the liability due to the parties of $165,163, which increased to the final settlement amount of $385,000, an additional liability of $219,837 was recognized along with a gain on the transaction of $935,408. The shares will be held as Treasury Stock by the Company and will be resold at later dates. See Notes 10, under Long Term Debt and 13, under Treasury Stock.

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

Other Commitments

On September 5, 2018 the Company entered into a Master Services Agreement with Kubient, Inc. pursuant to which it will provide its programmatic technology platform to us on a nonexclusive basis for the purpose of managing our programmatic business partners. The Company has not paid anything to Kubient, Inc. during nine months ended September 30, 2020 for its platform. The Company has ceased advertising services with Kubient and prior to September 30, 2020 the Company reached a settlement agreement related to accounts receivable and note receivable balances. As of September 30, 2020 the full amount due under the settlement agreement was received by the Company, and no further balances remain open.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

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

Consulting fees consisting of $300,000 in cash and 1,000,000 shares of common stock valued at $750,000 as well as the $500,000 M&A advisory fee are considered prepaid expenses. Total prepaid service/consulting fees, were $1,035,000, of which $310,000 is considered short-term and is included in prepaid expenses and other current assets as of September 30, 2020. These prepaid expenses are being amortized over 60 months, the term of the respective agreements. The amortization expense was $77,500 and $77,500 for the three months ended September 30, 2020 and 2019, respectively. The amortization expense was $232,500 and $232,500 for the nine months ended September 30, 2020 and 2019, respectively.

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

September 30, 2020

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

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

September 30, 2020

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

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

At September 30, 2020, there were 1,200,000 shares of Series A-1 Stock and 2,500,000 shares of Series E Stock and 4,344,017 shares of Series F Stock issued and outstanding. There are no shares of Series B-1 Stock issued and outstanding.

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

September 30, 2020

(Unaudited)

NOTE 12 – PREFERRED STOCK (continued).

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

For the three months ended September 30, 2020 and 2019 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $3,760 and $27,765, respectively held by affiliates of the Company. For the nine months ended September 30, 2020 and 2019 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $58,767 and $224,984, respectively held by affiliates of the Company.

NOTE 13 – COMMON STOCK.

A) Stock issued for Cash

For the nine months ended September 30, 2020, the Company sold an aggregate of 10,398,700 units of its securities to 167 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $5,199,350. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital, served as placement agent for the Company in this offering. As compensation for its services, Spartan Capital held back $779,903 for commissions, providing cash to the Company of $4,419,447. From this amount, Spartan Capital deducted $165,000 to pay the accrued finder’s fee for the Oceanside acquisition, and $275,000 in other consulting fees, and $401,750 in success and escrow fees resulting in net cash received by the Company of $3,577,698. The Company issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 1,039,870 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the closings included in the Company’s consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2020.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

During the nine months ended September 30, 2020, a former employee exercised 50,000 stock options for $6,950.

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

September 30, 2020

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

Treasury Stock

On July 8, 2020, the Company executed a Settlement Agreement and Release with the Harry G. Pagoulatos, George Rezitis, and Angelo Triantafillou whereby they relinquish their Bright Mountain common stock shares and the Company will pay a final settlement of $385,000 within 12 months from the date the shares are delivered to Bright Mountain Media. This transaction has been recorded based on the fair value of the shares as of the transaction settlement date of July 8, 2020. As of September 30, 2020, the parties have provided the Company with 550,117 of their total 825,175 shares. Based on the price per share of $2.10 as of July 8, the value of the shares provided to the Company was 1,155,246. As the Company had previously recorded the liability due to the parties of $165,163, which increased to the final settlement amount of $385,000, an additional liability of $219,837 was recognized along with a gain on the transaction of $935,408. The shares will be held as Treasury Stock by the Company and will be resold at later dates.

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

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. As of September 30, 2020, 9,000 shares were remaining under the 2011 Plan for future issuance. As of September 30, 2020, 25,000 shares were remaining under the 2013 Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

On May 22, 2015, the Company’s board of directors and majority stockholder adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. As of September 30, 2020, 420,000 shares were remaining under the 2015 Plan for the future issuance.

On November 7, 2019, the Company’s board of directors and majority stockholder adopted the 2019 Stock Option Plan (the “2019 Plan”), to be effective on November 7, 2019. The Company has reserved for issuance an aggregate of 5,000,000 shares of common stock under the 2019 Plan. As of September 30, 2020, 4,704,273 shares were remaining under the 2019 Plan for the future issuance.

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

September 30, 2020

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

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

The Company recorded $51,011 and $15,963 of stock option expense for the three months ended September 30, 2020 and 2019, respectively. The Company recorded $129,105 and $29,074 of stock option expense for the nine months ended September 30, 2020 and 2019 respectively The stock option expense for the three and nine months ended September 30, 2020 and 2019, respectively has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of September 30, 2020, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $405,707 to be recognized through September 2024.

Included in the recognized and unrecognized compensation costs are 100,000 options issued to an employee during the nine months ended September 30, 2020. The value of these options was calculated using the Black Scholes Option Pricing Model with the following inputs: Exercise price $2.10, Stock price $2.10, Term 6.25 years, Volatility 127%, Dividends 0.00%, and Risk free rate 0.31%, resulting in a total fair value of the grant of $139,968.

A summary of the Company’s stock option activity during the nine months ended September 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	2,017,727	$0.58	4.5	$2,764,286
Granted	175,000	1.70	9.9	—
Exercised	(50,000)	0.13	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Balance Outstanding, September 30, 2020	2,142,727	$0.70	4.0	$5,471,180
Exercisable at September 30, 2020	1,705,500	$0.44	2.9	$4,792,427

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

Summarized information with respect to options outstanding under the two option plans at September 30, 2020 is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
$0.14 - $0.24	490,000	$0.14	1.0	490,000	$0.14
0.25 - 0.49	351,000	0.28	2.9	351,000	0.28
0.50 - 0.85	906,000	0.68	5.2	864,500	0.68
1.64 – 2.10	395,727	1.77	8.3	—	—
	2,142,727	$0.70	4.7	1,705,500	$0.44

NOTE 14 – RELATED PARTIES.

On November 7, 2018 the Company entered into a Note Exchange Agreement with Mr. W. Kip Speyer, our CEO and member of our Board of Directors, pursuant to which we exchanged our convertible notes for three new series of preferred stock. See further discussion in Note 8 Notes Payable for more details regarding the Note Exchange Agreement and Exchange Transaction.

During November 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, entered into two convertible note agreements with the company totaling $80,000. These notes have a conversion price of $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $36,199 and $25,689 at September 30, 2020 and December 31, 2019. The notes are reported net of their unamortized debt discount of $43,801 and $54,311 as of September 30, 2020 and December 31, 2019, respectively.

During 2018, Mr. W. Kip Speyer, the Company’s Chairman and Chief Executive Officer, purchased an aggregate of 1,125,500 shares of the Company’s Series E Convertible Preferred Stock at a purchase price of $0.40 per share. The designations, rights and preferences of Series E Stock are described in Note 12.

Dividends paid for Series A-1, E and F Convertible Preferred Stock paid to Mr. W. Kip Speyer were $2,500 and $26,504 for the three months ended September 30, 2020 and 2019, respectively. Dividends paid for Series A-1, E and F Convertible Preferred Stock paid to Mr. W. Kip Speyer were $55,000 and $126,630 for the nine months ended September 30, 2020 and 2019, respectively.

The unsecured and interest free Closing Notes of $750,000 as identified in Note 4 had various unresolved matters related to the offsets.  The parties were unable to work-out an agreement for the payment of the first tranche of the Notes.  Therefore, no amount or payment was agreed upon as of August 15, 2020.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 14 – RELATED PARTIES (continued).

In late September 2020, a new agreement was reached, in principle, by the parties whereby the payment due dates of the Notes, as well as the unresolved disagreements were stricken, and the Company agreed to pay the full amounts of the notes at future dates.  This agreement supersedes all prior agreements.  The Company has recognized the recording of the liability as a settlement of contingent consideration to be recognized in the current period.  The first payment of the notes for $375,000 will be made upon the closing of a significant capital raise.  The second payment of $375,000 is scheduled for August 15, 2021.

NOTE 15 – INCOME TAXES.

At September 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits, no accrued interest and penalties, and no significant uncertain tax positions. No interest and penalties were recognized during the nine months ended September 30, 2020 and 2019.

At September 30, 2020 and December 31, 2019, the Company had unused net operating loss (“NOL”) carry-forwards of $6,403,181 and $4,181,797, respectively. The valuation allowance associated with the deferred tax asset increased $8,988,627 during the nine months ended September 30, 2020. The increase for both the NOL and valuation allowance for the nine months ended September 30, 2020 is primarily attributed to the acquisition of Wild Sky Media as discussed below. The Company’s remaining unused NOLs that were generated prior to the operations and acquisitions in 2019 are subject to limitations under Section 382 of the Internal Revenue Code and are limited in the amount that can be utilized in any one year.

The goodwill and intangible impairments recorded during the period ending September 30, 2020 (see Note 8) are non-deductible for tax purposes. As the Company does not have any tax basis in the impaired goodwill, in accordance with ASC 740, there was historically no deferred taxes recorded for the goodwill basis difference, therefore, the goodwill impairment charge will be a permanent difference and a reconciling item for our effective tax rate for the year. The Company has maintained a deferred tax liability on the basis difference related the intangibles, therefore, the impairment will have the effect of reducing the existing deferred tax liabilities offset with a change in the Company’s valuation allowance, which results in no net change to our deferred tax liability position on the balance sheet.

The deferred tax liability balance was $283,213 and $581,440 as of September 30, 2020 and December 31, 2019, respectively. The change in the balance of $298,227 represents the after-tax impact of the amortization of the international intangible assets and the benefit of the tax loss, along with the impacts stemming from the acquisition of Wild Sky Media.

In connection with the acquisition of Wild Sky Media, the Company recorded an additional deferred tax asset of $5,722,857 for estimated NOLs incurred by Wild Sky Media prior to the acquisition, which was offset by a deferred tax liability of $1,851,547 related to the difference between the book and tax basis in the intangibles at Wild Sky. In addition, a valuation allowance of $3,871,310 was recorded against Wild Sky Media’s deferred tax assets due to limitations on the ability to utilize their NOLs stemming the timing of the reversals of the deferred tax liabilities from the intangibles. The net impact of the above adjustments, which totaled a net DTL of $133,603 was recorded as an adjustment to goodwill in acquisition accounting.

NOTE 15 – INCOME TAXES (continued).

Also, in connection with the acquisition, as a result of the net deferred tax liability from Wild Sky Media, the Company was able to release a portion of its historical valuation allowance in the amount by the same amount as the Wild Sky Media net deferred tax liability. The release of the valuation allowance was recorded as a benefit in the tax provision for the nine months ending September 30, 2020.

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

NOTE 16 – SUBSEQUENT EVENTS.

As of the availability of these financial statements, no material transactions or events have occurred requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on May 14, 2020 (the “2019 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three and nine months ended September 30, 2020 and 2019 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2019 is derived from our audited consolidated financial statements appearing in the 2019 10-K.

Overview

Bright Mountain Media, Inc. is engaged in operating a proprietary, end-to-end digital media and advertising services platform designed to connect brand advertisers with demographically-targeted consumers – both large audiences and more granular segments – across digital, social and connected television (CTV) publishing formats. We define “end-to-end” as our process for taking ad buying from beginning to end, delivering a complete functional solution, usually without requiring any involvement from a third party.

Through acquisitions and organic software development initiatives, we have consolidated and plan to further condense key elements of the prevailing digital advertising supply chain through the elimination of industry “middlemen” and/or costly redundancy of services via our ad exchange network. Our aim is to enable and support a streamlined, end-to-end advertising model that addresses both demand (ad buy side) and supply (media sell side) for both direct sales teams and programmatic sales and publishing of digital advertisements that reach specific target audiences based on what, where, when and how that specific target audience elects to access certain web and/or streaming video content. Programmatic advertising relies on computer programs to use data and proprietary algorithms to select which ads to buy and for what price, while direct sales involves traditional interpersonal contact between ad buyers and advertising sales representative(s).

By selling advertisements on our current portfolio of 25 owned and operated websites and 20 CTV apps, coupled with acquisition or development of other niche web properties in the future, we are building depth in specific demographic verticals that allow us to package audiences into targeted consumer categories valued by advertisers.

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

This ad exchange network platform will be a marketplace for publishers and advertisers where they will be able to choose from various features to maximize their earning potential. Advertisers have the ability to directly target desired demographics on publishers sites through our platform. Publishers will be able to select a variety of ad units for their video, mobile, display and native advertisements, and have the ability to create their own unique ad formats.

We have begun expansion with the recent acquisition of Wild Sky Media. Wild Sky Media offers massive global reach through hyper-engaging content and multicultural audiences. This is achieved through their six websites focused on the female demographic. The websites include Mom.com, Cafemom.com, LittleThings.com, mamaslatinas.com, revelist.com, and babynamewizard.com.

Key initiatives

Our growth strategy is based upon:

●	completing and launching the Bright Mountain Media advertising solutions marketplace;

●	expanding our sales revenues through organic growth;

●	continuing to pursue acquisition candidates that are strategic our business plan;

●	evaluating expenses attributed to our non-strategic business lines; and

●	continuing to automate our processes and reduce overhead where possible without impacting our customer experience

Results of operations

Revenues, Cost of Revenue, and Gross Profit Margins

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change

Advertising revenues	$4,894,486	$2,113,276	$2,781,210	132%	$9,438,612	$3,915,326	$5,523,286	141%
Total cost of revenue	$2,085,060	$1,432,922	$652,138	46%	$5,005,646	$2,874,076	$2,131,570	74%
Gross Profit	$2,809,426	$680,354	$2,129,072	313%	$4,432,966	$1,041,250	$3,391,716	326%
Gross profit margin as a percentage of advertising revenues	57.4%	32.2%			47.0%	26.6%

Our advertising revenue for the three months ended September 30, 2020 was 132% higher than the comparable period in 2019. Approximately $3,800,000 of the 2020 revenue is attributable to the acquisition of Wild Sky and approximately $100,000 of 2020 revenue is attributable to the acquisition of MediaHouse. The revenues for Oceanside decreased by approximately $600,000 and our legacy revenues for Bright Mountain, LLC decreased approximately $540,000 due to decreased advertising in the industry, which we believe relates to the emergence of the COVID-19 virus in the first quarter of 2020. Advertising revenue for the nine months ended September 30, 2020 was 141% higher than the comparable period in 2019. Approximately $5,100,000 of the 2020 revenue is attributable to the acquisition of Wild Sky and approximately $600,000 of 2020 revenue is attributable to the acquisition of MediaHouse, and approximately $1,000,000 of 2020 revenue is attributable to Oceanside. Our legacy revenues decreased approximately $1,200,000 due to decreased advertising in the industry due to the emergence of the COVID-19 virus in the first quarter of 2020.

We incur costs of sales associated with the advertising revenue. These costs include revenue share payments to media providers and website publishers.

Gross profit margins increased in three and nine months of 2020 as compared to the respective periods for 2019 due to the addition of Wild Sky, which operates owned and operated websites. The gross profit margins associated with the operations of websites differs from ad network activities. Significant differences in the direct costs of the activities includes the buying of advertising demand included within the ad network activities that does not exist within the owned and operated activities.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Selling, general and administrative expense	$5,493,343	$2,734,203	$2,759,140	101%	$13,860,462	$4,452,490	$9,407,972	211%
Selling, general and administrative expense as a percentage of advertising revenues	112.2%	129.4%			146.8%	113.7%

Selling, general and administrative costs increased approximately $2,000,000 for the three months ended September 30, 2020, due to the operating activities of MediaHouse, and Wild Sky which are not reflected in the prior period expenses, as the subsidiaries were acquired after September 30, 2019. The Company increased its expenses associated with the amortization of intangibles of approximately $1,200,000 associated with the acquisitions of MediaHouse, and Wild Sky. Selling, general and administrative costs increased approximately $5,000,000 for the nine months ended September 30, 2020, due to the operating activities of MediaHouse, and Wild Sky which are not reflected in the prior period expenses. The Company increased its expenses associated with amortization of intangibles of approximately $3,000,000 associated with the acquisitions of Media House and Wild Sky. The Company also increased its expenses of approximately $700,000 for professional fees.

Selling, general and administrative expenses are expected to increase as we execute our planned growth strategy of expanding and operating the Bright Mountain Media ad exchange network which will include additional administrative support. Subject to the availability of additional working capital, the Company also intends to add administrative staff to its accounting department to improve controls over its accounting and reporting processes. As the Company expands the size of the accounting department, the use of consultants is expected to decrease.

Interest Expense

In connection with the acquisition of Wild Sky effective June 1, 2020, the Company issued a first lien senior secured credit facility which consisted of $15,000,000 of initial indebtedness, repayment of Wild Sky Media’s existing accounts receivable factoring facility of approximately $900,000 and $500,000 of expenses totaling $16,416,905. The note bears interest at a rate of 6.0% per annum. Per the credit facility, our loan payments begin December 1, 2021. There is no prepayment penalty associated with this credit facility. Interest expense associated with this debt for the three months ended September 30, 2020 and 2019 were $246,255 and $0, respectively. Interest expense associated with this debt for the nine months ended September 30, 2020 and 2019 were $328,340 and $0, respectively.

Gain on Settlement

On July 8, 2020, due to shares not exchanged under an settlement agreement reached in 2018, and the change in the share value since 2018, the Company executed another Settlement Agreement and Release with the Harry G. Pagoulatos, George Rezitis, and Angelo Triantafillou whereby they will relinquish their Bright Mountain common stock shares and the Company will pay them a full and final settlement of $385,000 within 12 months from the date the shares are delivered to Bright Mountain Media. This transaction has been recorded based on the fair value of the shares as of the transaction settlement date of July 8, 2020. As of September 30, 2020, the parties have provided the Company with 550,117 of their total 825,175 shares. Based on the price per share of $2.10 as of July 8, the value of the shares provided to the Company was $1,155,246. As the Company had previously recorded the liability due to the parties of $165,163, which increased to the final settlement amount of $385,000, an additional liability of $219,837 was recognized along with a gain on the transaction of $935,408. The shares will be held as Treasury Stock by the Company and will be resold at later dates.

Settlement of Contingent Consideration

In connection with the acquisition of Oceanside Media, the Company issued contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two year promissory notes. Since the time of the acquisition until early September 2020, there were various unresolved matters related to the offsets.  The parties were unable to work-out an agreement for the payment of the first tranche of the Notes.  Therefore, no amount or payment was agreed upon as of August 15, 2020.  Based on the unresolved differences, the fair value of the liability was not reasonably determined or estimated.

In late September 2020, a new agreement was reached, in principle, by the parties whereby the payment due dates of the Notes, as well as the unresolved disagreements were stricken, and the Company agreed to pay the full amounts of the notes at future dates.  This agreement supersedes all prior agreements.  The Company has recognized the recording of the $750,000 liability as a settlement of contingent consideration in the current period.  The first payment of the notes for $375,000 will be made upon the closing of a significant capital raise.  The second payment of $375,000 is scheduled for August 15, 2021.

Impairment Expense

In accordance with ASC 350, the finite lived intangible assets associated with Oceanside and MediaHouse were tested for valuation based on indicators of impairment noted by management, including decreased revenues. The year 2020 has been marked by the COVID-19 Global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. The fair value of the respective assets was determined based on the projected future cash flows associated with the respective assets. These fair values were compared with the carrying values of the respective assets to determine if an impairment of the respective assets was warranted. It was determined that the carrying values of the finite lived intangible assets associated with Oceanside did not exceed the respective fair values of the assets, therefore no revaluation associated with these assets has been recognized. It was determined that the finite lived intangible assets associated with MediaHouse were deemed impaired based on an analysis of the carrying values and fair values of the assets. During the three and nine months ended September 30, 2020, the Company recorded an impairment expense of $11,551,573 within Impairment Expense on the Statement of Operations.

The Company categorizes Goodwill into two reporting units, Owned & Operated and Ad Network. Goodwill is tested for impairment at least annually and based on the acquisition dates of Oceanside and MediaHouse. Impairment is deemed to occur when the carrying value of the Goodwill associated with the reporting unit exceeds the implied value of the Goodwill associated with the reporting unit.  The year 2020 has been marked by the COVID-19 Global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. This caused a significant contraction of economic activity at the beginning in the first months of the year and has continued. Although there are recent signs of improvement with significant GDP gains, many companies have yet to reinstate their advertising budgets and/or have changed the way they are spending these budgets. Many advertisers have moved away from direct ad buys in favor of programmatic distribution with its lower costs. The fair value of the respective reporting units was determined based on both the Income Approach (Discount Cash Flows) and the Market Multiples Approach. As of September 30, 2020, it was determined that the carrying value of the Goodwill associated with the Owned & Operated reporting unit was not deemed impaired. It was determined that the recorded Goodwill associated with the Ad Network exceeded the fair value of the Goodwill and during the three and nine months ended September 30, 2020, the Company recorded an impairment expense of $42,444,971.

Income Tax Benefit

In connection with the acquisitions of Oceanside, MediaHouse and wild Sky the Company recognized deferred tax liabilities and income tax benefits associated with the intangible assets acquired in the transactions. At September 30, 2020, the Company had unused net operating loss (“NOL”) carry-forwards of $6,403,181. The valuation allowance associated with the deferred tax asset increased $8,988,627 during the nine months ended September 30, 2020. The increase for both the NOL and valuation allowance for the nine months ended September 30, 2020 is primarily attributed to the acquisition of Wild Sky Media. The Company’s remaining unused NOLs that were generated prior to the operations and acquisitions in 2019 are subject to limitations under Section 382 of the Internal Revenue Code and are limited in the amount that can be utilized in any one year.

The goodwill and intangible impairments recorded during the period ending September 30, 2020 are non-deductible for tax purposes. As the Company does not have any tax basis in the impaired goodwill, there was historically no deferred taxes recorded for the goodwill basis difference, therefore, the goodwill impairment charge will be a permanent difference and a reconciling item for our effective tax rate for the year. The Company has maintained a deferred tax liability on the basis difference related the intangibles, therefore, the impairment will have the effect of reducing the existing deferred tax liabilities offset with a change in the Company’s valuation allowance, which results in no net change to our deferred tax liability position on the balance sheet.

The deferred tax liability balance was $283,213 as of September 30, 2020. The change in the balance of $298,227 represents the after-tax impact of the amortization of the international intangible assets and the benefit of the tax loss, along with the impacts stemming from the acquisition of Wild Sky Media.

In connection with the acquisition of Wild Sky Media, the Company recorded an additional deferred tax asset of $5,722,857 for estimated NOLs incurred by Wild Sky Media prior to the acquisition, which was offset by a deferred tax liability of $1,851,547 related to the difference between the book and tax basis in the intangibles at Wild Sky. In addition, a valuation allowance of $3,871,310 was recorded against Wild Sky Media’s deferred tax assets due to limitations on the ability to utilize their NOLs stemming the timing of the reversals of the deferred tax liabilities from the intangibles. The net impact of the above adjustments, which totaled a net DTL of $133,603 was recorded as an adjustment to goodwill in acquisition accounting.

Also, in connection with the acquisition, as a result of the net deferred tax liability from Wild Sky Media, the Company was able to release a portion of its historical valuation allowance in the amount by the same amount as the Wild Sky Media net deferred tax liability. The release of the valuation allowance was recorded as a benefit in the tax provision for the nine months ending September 30, 2020.

Discontinued Operations

The Company discontinued its E-commerce business in the fourth quarter of 2018. The loss on discontinued operations was $0 and $174,021 for the nine months ended September 30, 2020 and 2019, respectively. Revenues from discontinued operations significantly decreased during the period, from $103,266 in 2019 to $0 for the same period in 2020, Selling, general and administrative expenses related to these operations decreased from $242,395 in 2019 to $0 for the nine months ended September 30, 2020.

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

Our adjusted EBITDA from continuing operations is defined as operating income/loss excluding:

●	non-cash stock option compensation expense;
●	depreciation;
●	amortization expense and impairment expense;
●	gain on settlement of liability;
●	Settlement of contingent consideration;
●	interest; and
●	amortization on debt discount.

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

Non-GAAP financial measure (continued)

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss from continuing operations	$(56,748,877)	$(2,050,182)	$(63,567,985)	$(3,276,650)
plus:
Stock compensation expense	51,011	15,963	129,105	29,074
Depreciation expense	19,437	3,563	29,616	5,613
Acquisition expense	-	1,205,000	-	1,205,000
Amortization expense	1,289,416	53,809	3,289,330	120,668
(Gain) on settlement of liability	(935,408)	-	(935,408)	(122,500)
Settlement of contingent consideration	750,000	-	750,000	-
Asset impairment	53,996,544	-	53,996,544	-
Interest expense (income), net	251,779	(16,234)	323,047	(37,281)
	$(1,326,098)	$(788,081)	$(5,985,751)	$(2,076,076)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at September 30, 2020 as compared to December 31, 2019.

	September 30, 2020	December 31, 2019
Total current assets	$7,175,675	$5,772,980
Total current liabilities	10,991,015	12,157,392
Working capital	$(3,815,340)	$(6,384,412)

The increase in cash and increase in the working capital is a result of cash proceeds from the sale of equity securities in a private placement during the three months ended September 30, 2020. The increase in our current assets is mostly reflective of increase in accounts receivable and prepaid expenses.

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In 2020 we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2019. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at September 30, 2020.

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

Going concern and management’s liquidity plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $63,136,155 and used net cash in operating activities of $4,957,486 for the nine months ended September 30, 2020. The Company had an accumulated deficit of $83,581,144 at September 30, 2020.

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

Our ability to fully implement the Bright Mountain Media ad exchange network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically we have been dependent upon loans and equity purchases from Mr. W. Kip Speyer, an executive officer and member of our board of directors and sales of equity securities to accredited investors, to provide adequate funds to meet our working capital needs. During the nine months ended September 30, 2020 we raised $3,579,198 through the sale of our securities in one private placement. While we estimate that we need a minimum of $3 million in additional working capital to provide sufficient funds to pay our operating expenses and fund our development over the next 12 months, we believe that if we are successful the anticipated revenues from our advertising segment will have a significant impact on our revenues and results of operations in future periods. This estimated additional working capital need is exclusive of acquisition related and debt burden expenditures. While we have engaged a placement agent to assist us in raising capital, the placement agent is acting on a best efforts basis and there are no assurances we will be successful in raising additional capital during 2020 through the sale of our securities. Any delay in raising sufficient funds will delay the implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, most particularly from our advertising segment, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses to conserve our working capital.

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

Summary of cash flows

	September 30,
	2020	2019
Net cash (used in) operating activities	$(4,957,486)	$(1,502,123)
Net cash provided by (used in) investing activities	$1,353,614	$(492,389)
Net cash provided by financing activities	$3,697,229	$1,545,728

During the nine months ended September 30, 2020, we used cash primarily to fund our net loss of $63,136,155 for the period.

During the nine months ended September 30, 2020 the Company raised $3,579,198 through the sale of equity securities in a private placement memorandum and $44,583 from payments on a note receivable. The Company paid dividends of $235,129 and made payments against notes payable of $163,173.

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

Off balance sheet arrangements

As of the date of this report, we do not have any off balance sheet debt. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2020 through September 30, 2020 Bright Mountain Media, Inc. sold 5,199,350 units of our securities to 67 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $3,577,698. Each unit was sold at $0.50 and consisted of one share of common stock and one five- year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital Securities, LLC is serving as the Placement Agent for the Company in this offering. As compensation for services the Company has paid Spartan a $25,000 engagement fee, $519,935 commissions at 10% of the proceeds, $259,968 non-accountable expense at 5% of the proceeds, $250,000 for the sixty-month Amended M&A Advisory Agreement, and $165,000 for the Finder’s Agreement Amendment. A total of 10,398,700 five-year warrants were issued to the investors to purchase one share of our common stock, exercisable at a $0.75 share price. The Placement Agent was issued a total of 1,039,870 five-year warrants to purchase one share of our common stock, exercisable at a $1.00 share price.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None

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

BRIGHT MOUNTAIN MEDIA, INC.

November 24, 2020	By:	/s/ W. Kip Speyer
W. Kip Speyer, Chief Executive Officer

	By:	/s/ Edward Cabanas
Edward Cabanas, Chief Financial Officer

