Form 10-K
period 2020-12-31
Bright Mountain Media, Inc.
filed 2021-12-23
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Common stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not (§229.405 of this chapter) contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large - accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large- accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter $30,855,999 on September 30, 2021.

As of November 17, 2021 we had 150,619,286 shares of our common stock issued and 149,794,111 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

General

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “our,” “us,” and similar terms refers to Bright Mountain Media, Inc., a Florida corporation, and our subsidiaries. In addition, “fourth quarter of 2020” refers to the three months ended December 31, 2020, “2020” refers to the year ended December 31, 2020, “fourth quarter of 2019” refers to the three months ended December 31, 2019, and “2019” refers to the year ending December 31, 2019.

Unless specifically set forth to the contrary, the information which appears on our website at www.brightmountainmedia.com is not part of this report.

Restatement Background

As described in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2021, the Company and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, because of errors identified in the Company’s previously issued financial statements, the Company is restating its financial statements as of and for the year ended December 31, 2019 and for each of the quarterly periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, (collectively, the “Prior Period Financial Statements”) in its Form 10-K, for the year ended December 31, 2020.

These errors were identified during the course of the audit with respect to the Company’s financial statements for the year ended December 31, 2020, as well as during preparation of this Annual Report on Form 10-K. We have determined that these errors were the result of a material weakness in internal control over financial reporting that is reported in management’s report on internal control over financial reporting as of December 31, 2020 in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

The restated Prior Period Financial Statements correct the following errors (the “Restatement Items”):

a.	Finder’s Fee accrual – The Company maintains a Finder’s Agreement with Spartan Capital Securities LLC (“Spartan Capital”) to identify and assist in business combinations, including any merger, acquisition or sale of stock or assets in connection with a merger or acquisition of other businesses. Upon closing of any such transaction, the Company shall pay an agreed fee relative to the consideration paid or received by the Company (the “finder’s fee”). There were two errors: i) the Company incorrectly used 3% instead of 5% to calculate the final finders’ fee; and ii) the Company determined that the consideration amount for the acquisition of MediaHouse was overstated and affected the finders’ fee calculation (refer to “c” below).

The result of the correction as of and for the year ended December 31, 2019, related to the MediaHouse acquisition was that upon acquisition closing, accrued expense liability was increased by $1,007,921 with a corresponding increase in operating expenses. Accrued expense liability and accumulated deficit were also corrected in the respective quarters ended March 31, 2020, June 30, 2020, and September 30, 2020.

b.	Common Stock issued in Oceanside acquisition – In connection with the Oceanside acquisition in August 2019, the Company issued an incorrect number of shares of Company common stock as consideration as it used a preliminary purchase price. Upon management’s re-evaluation of the purchase price, the number of shares issued in connection with the Oceanside acquisition increased by 382,428 resulting in a correction and increase in goodwill, common stock, and additional paid-in capital in the amounts of $611,885, $3,824, and $608,058, respectively, at September 30, 2019.

c.	Common Stock issued in MediaHouse acquisition – Upon re-evaluation of the final MediaHouse acquisition agreement, the Company noted the following corrections:

There was a miscalculation of the fair value of the warrants to be issued as part of consideration in the amount of $3,829,889 due to the conversion of bridge loan and open lines of credit, as well as a valuation adjustment. Further, the change in intangible assets valuation was mainly driven by the use of a more updated forecast that was lower than the original forecast utilized along with an increase in the Company’s state effective rate used to record deferred tax assets and liabilities resulted in an increase to the deferred tax liability of $836,363 which was fully offset by an adjustment to the tax provision to adjust the Company’s valuation allowance. The decrease of the valuation allowance was recorded as a benefit in the tax provision for the year ended December 31, 2019.

Additionally, in connection with the MediaHouse acquisition in November 2019, the Company issued shares of Company common stock to certain of MediaHouse’s investors as part of the consideration paid. During September 2020, the Company determined that one investor had been issued an incorrect number of shares as the result of a transposition mistake; the investor should have been issued 840,000 shares but was incorrectly issued 480,000 shares. This error resulted in a shortfall of shares of 360,000 valued at $590,400. In addition, another investor was not issued his shares in a timely manner amounting to 19,029 shares of the Company’s common stock valued at $31,208.

Upon management’s re-evaluation of the MediaHouse acquisition and the number of shares issued as consideration, the number of shares increased by 379,029 resulting in a correction and increase in Goodwill of $621,608, increase to Common stock of $3,790 and an increase to Additional paid in capital of $617,818 at December 31, 2019.

The reduction in the warrant valuation and equity corrections resulted in a reduction in consideration of ($3,208,282). The components in the change in consideration were: (1) reduction in warrant valuation of $3,829,889 and an increase in goodwill for two (2) investor equity corrections adding $621,608.

d.	Goodwill and intangible assets impact of additional share issuance and correction, respectably, of MediaHouse and Oceanside acquisitions – In connection with the re-evaluation of the Oceanside and MediaHouse acquisitions described in letters “b” and “c” above, the Company also re-evaluated the impairment charge it had recorded during the three and nine months ended September 30, 2020 (see Note 10). As a result of this re-evaluation, the impairment charge was increased by $4,769,472 for the three and nine months ended September 30, 2020. The net increase is composed of an increase in impairment charge of $4,935,356 related to intangible assets and a decrease in impairment charge of $165,884 related to Goodwill.

e.	Share-based compensation from Oceanside acquisition – As part of the Oceanside acquisition, the Company assumed a local employee and contractor option plan and converted it to the Company’s existing equity compensation plan utilizing the existing vesting dates at the time of the acquisition. The option holders were two (2) classes of individuals: (1) employees and (2) contractors. The pre-acquisition Oceanside options ceased to exist as of the acquisition date and all outstanding and unvested options for these two groups were converted using the agreed exchange ratio. In re-evaluating the transaction as part of the errors noted above, management concluded the Company did not record stock compensation expense for the local employees and contractors since the acquisition.

The result of the correction of the adjustment was an increase to share-based compensation and accrued expenses as follows: $36,355 for the three and nine months ended September 30, 2019, $152,571 for the year ended December 31, 2019, $98,261 for the three months ended March 31, 2020, $91,534 and $189,795 for the three and six months ended June 30, 2020, respectively, and $88,155 and $277,950 for the three and nine months ended September 30, 2020, respectively.

f.	Penalty accrual for untimely registration statement filings with the Securities and Exchange Commission (“SEC”) – During fiscal years 2018 and 2019, the Company sold units of its securities to various investors in several private placements. As part of each private placement, the Company agreed to file a registration statement with the SEC to register the resale of the shares by the respective holder in order to permit the public resale; such filing deadlines ranged from 120 to 270 days following the closing date of the respective placement and the Company was liable to pay a penalty fee for failure to file the resale registration statement within the allotted timeframe. The penalty fee is payable in cash and is equal to 2% of the aggregate purchase price paid by the respective investor for each 30 days until the earlier of the date the deficiency was cured or the expiration of 6 months from filing deadline.

The Company did not timely file the resale registration statements pertaining to three private placements made in fiscal years 2018 and 2019 and as a result was liable for penalties beginning in the fourth quarter of 2019 on the first two placements and the third quarter of 2020 on the third placement. These penalty fees were not properly recorded as an expense with an offset to accrued liability in their respective accounting period.

The correction resulted in an increase in accrued liability of $109,200 as of December 31, 2019 with a corresponding offset to selling, general and administrative expenses for the year ended December 31, 2019 and which remains as a liability as of March 31, 2020, June 30, 2020, and September 30, 2020 for the first two placements, and an increase of selling, general and administrative expenses and corresponding accrued liability in the additional amount of $76,856 as of and for the three and nine months ended September 30, 2020, relating to the third placement. As of September 30, 2020, the accumulated liability totaled $186,056.

g.	Preferred stock dividends – Between August 2, 2019, and December 23, 2019, a related party purchased an aggregate of 1,200,000 shares of Series A-1 Preferred Stock at a purchase price of $0.50 per share. Series A-1 Preferred Stock pays dividends at the rate of 10% per annum; dividends are cumulative and payable in cash monthly in arrears within fifteen (15) days after the end of the month. (See Note 14). It was subsequently determined that the 2020 dividends on these shares were calculated incorrectly due to a mathematical error in the computation and were incorrectly reported.

The correction resulted in a reduction of accrued dividends payable and an increase in additional paid-in capital amounting to $29,119 as of March 31, 2020, $88,157 as of June 30, 2020, and $177,330 as of September 30, 2020.

h.	Common stock issued for investor relations agreement – The Company entered into an investor relations consulting agreement with MZ Group (“MZ”) in January 2020 for a period of 12 months. As part of compensation for these services, the Company agreed to issue 60,000 shares of Company common stock to MZ at $1.50 per share in May 2020 totaling $90,000 and recorded it during March 2020 and failed to properly record a prepaid expense and a corresponding accrued expense for share issuance liability in the amount of $114,000, using a $1.90 per share price from January 2020 when the contract was signed. Consequently, the Company failed to i) record the share issuance that ultimately occurred in May 2020 and ii) amortize the prepaid expense monthly over the 12-month term of the contract.

The correction of this error as of and for the three months ended March 31, 2020, resulted in the following adjustments: accrued expenses increased by $114,000, additional paid-in capital decreased by $89,400, common stock decreased by $600, prepaid expenses and other current assets increased by $85,500, and selling, general and administrative expenses decreased by $61,500. The correction of this error as of and for the three months ended June 30, 2020, resulted in the following adjustments: accrued expenses decreased by $114,000, additional paid-in capital increased by $113,400, common stock increased by $600, prepaid expenses and other current assets decreased by $28,500, selling, general and administrative expenses increased by $28,500. The correction of this error as of and for the three months ended September 30, 2020, resulted in the following adjustments: prepaid expenses and other current assets decreased by $28,500, selling, general and administrative expenses increased by $28,500. For the six months ended June 30, 2020, the adjustment was $57,000 and for the nine months ended September 30, 2020, the adjustment was $85,500.

i.	M&A Advisory Fee – During November 2019, the Company signed a placement agent agreement with Spartan Capital to raise funds for funding of the Company. Earlier, during July 2019, the Company signed an M&A advisory agreement that had a $250,000 fee that contemplated the provision of consulting services related to potential M&A transactions, including, but not limited to valuations, transaction terms and structures, evaluation and due diligence of candidate business, and other. The $250,000 fee would be deducted from the private placement closings once a minimum of $1.5 million of net funds were received by the Company. This agreement became effective as of the closing date of the sale of units in the private placement resulting in net proceeds to the Company of at least $1.5 million and had a duration of 60 months. By the 3rd closing of the private placement during March 2020, the Company realized the minimum net proceeds requirement of $1.5 million and the $250,000 fee was deducted from the net proceeds to the Company. In accounting for this transaction, the Company did not correctly capitalize the $250,000 fee as a prepaid asset in March 2020 when it became probable that the amount would be owed, subject to amortization over the remaining contractual term of 43 months.

The correction of this error resulted in an increase to prepaid expenses of $250,000 as of March 31, 2020, and a corresponding decrease in other expense for the three months ended March 31, 2020. In addition, the correction of this error resulted in an increase in other expenses and corresponding decrease in prepaid expenses for the amortization of $5,814, $17,442, and $17,442 for the three months ended March 31, 2020, June 30, 2020, and September 30, 2020, respectively. The cumulative effect of this correction resulted in an increase in other expenses and a corresponding decrease in prepaid expenses of $5,814, $23,256 and $40,698 as of March 31, 2020, as of June 30, 2020, and as of September 30, 2020, respectively.

j.	Other Adjustments – In addition, the Company has corrected other adjustments. While some of these other adjustments may be quantitatively immaterial, individually and in the aggregate, because the Company is correcting for the material errors above, management has decided to correct these other adjustments as well (“Other Adjustments”):

●

Due to utilization of more updated forecasts, quarterly amortization expense on intangible assets (trademarks, customer lists, IP technology and non-compete agreements) decreased by $24,423 in the three months ended March 31, 2020, decreased $6,348 in the three months ended June 30, 2020, and increased $29,802 in the three months ended September 30, 2020, to reflect the changes in the intangible assets valuation. For the six months ended June 30, 2020, the amortization expense decreased $30,771 and for the nine months ended September 30, 2020, the amortization expense decreased $969.

●	Selling, general and administrative expenses and accrued liabilities decreased by $87,670 as of and for the three months ended March 31, 2020, to correct an error relating to previously recorded professional services provided to Oceanside during 2019.
●	Audit related items:

○	Audit adjustments
○	Elimination entry corrections
○	Accounts receivable, net adjustment and/or reclasses
○	Accounts payable adjustments and/or reclasses
○	Accrued expenses adjustments and/or reclasses used.

k.	Tax effect – The Company assessed the tax impact of the above restatement items, including any impact to deferred tax asset and liabilities. The Company determined that the impact of the changes for the finder’s fees (a), goodwill (d), share-based compensation (e), penalty accrual (f), preferred dividends (g) and common stock issued for investor relations agreement would be permanent book/tax differences, therefore had no impact on the income tax provision or any tax assets and liabilities, current or deferred.

l.	Closing notes consideration change from Oceanside acquisition - As part of the acquisition, the treatment of the Closing notes totaling $750,000 was incorrectly recorded and per ASC 805-30-55 was determined to be compensation expense to be recognized ratably over the 24-month term of the Notes. As such, starting in September 2019 and concluding in August 2021, $31,250 per month will be charged to compensation expense and a corresponding accrued liability will be recorded until the full amount of the $750,000 is reflected on the balance sheet. As of August 15, 2020, the Company did not make payment on the 1st closing notes and thereby defaulted on its obligation and the 2nd closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was an incremental total charge of $300,672 recorded during 2020 which was $250,000 of additional compensation expense and $50,672 of interest expense-related party.

m.	Deferred revenue – As part of the audit in 2019, it was determined that $156,529 of recorded revenue needed to be reclassified into deferred revenue as part of the review of FASB ASC 606, Revenue from Contracts with Customers.

n.	Reversal of gain on legal settlement – The Company determined that during Q3 2020, it recorded incorrectly a non-cash gain on a legal settlement that involved the repurchase of 550,117 Treasury shares of $935,408. The treatment was incorrect and did not follow the appropriate accounting guidance, ASC 505-30-25-2 and the Company corrected for this error. The net effect on Shareholder’s equity is neutral as the accumulated deficit increase was offset entirely by the decreased Treasury share value.

Restatement and Recasting of Previously Issued Consolidated Financial Statements

This Annual Report on Form 10-K restates amounts included in the Company’s previously issued financial statements as of and for the years ended December 31, 2019 and for each of the quarterly periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, in its Form 10-K for the year ended December 31, 2020.

See Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Annual Report on Form 10-K. See Note 21, “Unaudited Quarterly Financial Data and Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” for the impact of these adjustments on the third quarter of 2019 and the first three quarters of 2020.

Internal Control Considerations

In connection with the restatement, our management has assessed the effectiveness of our internal control over financial reporting (“ICFR”). Based on this assessment, management identified several material weaknesses in our ICFR, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our ICFR and our disclosure controls and procedures were not effective as of December 31, 2020. Management is taking steps to remediate the material weakness in our ICFR, as described in Part II, Item 9A, “Controls and Procedures.”

See Part II, Item 9A, “Controls and Procedures,” for additional information related to the identified material weakness in ICFR and the related remediation measures.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	our ability to fully develop the Bright Mountain Media Ad Exchange Network and services platform;
●	the continued appeal of internet advertising;
●	our ability to manage and expand our relationships with publishers;
●	our dependence on revenues from a limited number of customers;
●	the impact of seasonal fluctuations on our revenues;
●	acquisitions of new businesses and our ability to integrate those businesses into our operations;
●	online security breaches;
●	failure to effectively promote our brand and attract advertisers;
●	our ability to protect our content;
●	our ability to protect our intellectual property rights;
●	the success of our technology development efforts;
●	additional competition resulting from our business expansion strategy;
●	our dependence on third party service providers;
●	our ability to detect advertising fraud;
●	liability related to content which appears on our websites;
●	regulatory risks and compliance with privacy laws;
●	dependence on executive officers and certain key employees and consultants;
●	our ability to hire qualified personnel;
●	possible problems with our network infrastructure;
●	ongoing material weaknesses in our disclosure controls and internal control over financial reporting;
●	the impact on available working capital resulting from the payment of cash dividends to our affiliates;
●	dilution to existing shareholders upon the conversion of outstanding preferred stock and convertible notes and/or the exercise of outstanding options and warrants, including warrants with cashless exercise rights;
●	the illiquid nature of our common stock;
●	risks associated with securities litigation; and
●	provisions of our charter and Florida law which may have anti-takeover effects

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Through acquisitions and organic software development initiatives, we have consolidated and plan to further condense key elements of the prevailing digital advertising supply chain through the elimination of industry “middlemen” and/or costly redundancy of services. Our aim is to enable and support a streamlined, end-to-end advertising model that addresses both demand (ad buy side) and supply (media sell side) for both direct sales teams and programmatic sales and publishing of digital advertisements that reach specific target audiences based on what, where, when and how that specific target audience elects to access certain web and/or streaming video content. Programmatic advertising relies on computer programs to use data and proprietary algorithms to select which ads to buy and for what price, while direct sales involves traditional interpersonal contact between ad buyers and advertising sales representative(s).

By selling advertisements on our current portfolio of 20 owned and operated websites and 13 CTV apps, coupled with acquisition or development of other niche web properties in the future, we are building depth in specific demographic verticals that allow us to package audiences into targeted consumer categories valued by advertisers.

We currently own parenting and lifestyle domains CafeMom, Mom.com, LittleThings, Revelist, BabyNameWizard and MamasLatinas. Our diverse digital publishing website portfolio averages more than 100 million page views per month. These particular web assets are the foundation of one of Bright Mountain Media’s audiences – women between the ages of 19-54, which we believe appeal to brands focused on marketing consumer products and providing products and services relating to parenting, insurance, mortgages, health, lifestyle and travel, among others. Major brands on our platform connecting with consumers using our parenting and lifestyle domains include Amazon, Target, Disney, Unilever, Clorox and Warner Brothers.

When advertisers leverage our end-to-end platform for serving ads on web and CTV apps we own and operate, Bright Mountain Media retains 100% of the advertising dollars spent for the ads, also referred to as “advertising spend.”

Market Challenge:

Current Advertising Model Reliant on Digital Advertising Supply Chain

According to eMarketer, U.S. digital ad spending surpassed traditional media spending in 2019 and is projected to reach over two-thirds of total media spending by 2023. With the migration of ad dollars to mobile devices, desktops and connected televisions, the digital advertising supply chain has evolved into a fragmented and complex ecosystem, forcing ad buyers to contend with hundreds, if not thousands, of touch points. Consequently, numerous specialized product and service providers now populate the ecosystem, standing in between brands and ad agencies and publishers and their media. Key players in the prevailing supply chain, whom we will refer to as “middlemen,” include:

●	Advertiser ad servers: direct ads to their designated place in a publisher’s inventory when the correct impression opportunity is available.
●	Ad networks: networks of relationships established between the buy and sell side to make the ad buying process easier and to expose more inventory and purchasing opportunities.
●	Ad exchanges: a web of ad networks, enabling real-time bidding transactions through a single source.
●	Demand side platforms (DSPs): a platform that executes programmatic media buying, a form of buying in which inventory is purchased real-time to show one specific ad to one consumer in one individual context – including determining which media, how much to buy and at what price. Ad placement is bought on an individual impression basis, as opposed to being bought per thousand impressions (CPM).
●	Supply side platforms (SSPs): a platform that serves a similar function to a DSP, but on the sell side. It is a platform which publishers use to facilitate real-time bidding, as well as some direct buys. Its goal is to help advertisers purchase impressions more efficiently.
●	Trading desks: the programmatic buying arm of an agency that aggregates programmatic, auction-based inventory across various DSPs and ad exchanges.
●	Private marketplaces: an invitation-only marketplace that gives agency buyers access to premium inventory while using automated or programmatic buying methods to purchase faster, thus eliminating the RFP and negotiation process.
●	Data management platforms (DMPs): a platform which stores, organizes and analyzes first- and third-party data to discover and reach target audiences. It then applies in-depth measurement to optimize media buying and creatives.
●	Media management platforms: working alongside all the players in the ecosystem, media management companies provide tools to manage campaigns, automating every step of the advertising workflow, including planning, buying, analyzing, optimizing and invoicing.
●	Measurement and analytics providers: these players aggregate and organize data so that marketers can get a holistic view of the campaign metrics they care most about.
●	Data providers: they provide insight across the spectrum, from audience to pricing, so that marketers may make better ad buying decisions. Data is specifically used for targeting, segmentation, identification, verification and more.

Aside from frustration caused by managing so many disparate services and providers, advertisers face challenges that can be difficult to address within the prevailing ecosystem. For instance, advertisers may have difficulty ascertaining the value they receive for the ad dollars spent and/or lack certainty on how best to mitigate advertising fraud. Many advertisers may not have the resources necessary to neutralize or lessen the impact of ad-blocking software or have control over where their advertisements actually appear on the web.

Downstream, publishers may not be able to generate sufficient revenue to support their web pages and/or overall operations after the middlemen are paid their fees. (See Current Advertising Model graphic below.)

The Solution:

Optimizing the Digital Advertising Supply Chain

Through Bright Mountain Media’s technology-driven platform, the supply chain is consolidated and condensed into a streamlined, end-to-end solution providing ad buyers and publishers with a sole source capable of delivering products and services to meet their respective needs and objectives without reliance on third-party providers. (See Optimizing the Supply Chain graphic below)

Building Our Platform

Since our founding in 2010, Bright Mountain Media has operated as a digital media holding company for websites primarily targeting the military and public safety sectors, including active, reserve and retired military; law enforcement; first responders and other public safety employees. In addition to our corporate website, we own and/or manage a portfolio of websites customized to provide our target users with products, information and news that we believe may be of interest to them. In addition, up until December 2018, we operated ecommerce businesses, which we exited to focus exclusively on evolving our business into a full service digital media and advertising services and solutions company. Since August 2019, we have completed and vertically integrated three acquisitions as part of our business plan:

●	S&W Media, which we subsequently rebranded as Oceanside Media.
●	News Distribution Network, which we subsequently rebranded as MediaHouse
●	CL Media Holdings, d/b/a Wild Sky Media

As consumers shift from traditional cable boxes to Internet-enabled devices and smart televisions, advertising budgets are following. CTV/OTT apps are presenting the opportunity for publishers to not only diversify revenue streams and capitalize on an influx of high CPM ad spends, but also to increase distribution by getting in front of a growing audience on numerous platforms. Leveraging Oceanside’s proprietary streaming technology; CTV/Over-the-Top (OTT) app development and monetization experience; and 13 CTV/OTT apps offered on ROKU, Apple TV, Amazon Fire and Android TV; Bright Mountain Media has become a one-stop-shop helping existing publishers, content creators and influencers access connected TV marketing opportunities via our SSP, We enable digital advertisers reach engaged digital TV audiences while telling their brands’ stories in video formats and aligning their brands with direct premium vertical video content. Our focus is in developing proprietary video content for specific verticals; distribution of that content; and securing deals with OTT companies providing for the pre-installation of our CTV/OTT apps on web-enabled televisions or through an Internet-enabled device, such as ROKU or Apple TV, connected to a conventional television.

Through MediaHouse, Bright Mountain Media provides data-driven technology solutions for the syndication and monetization of contextually relevant, personalized premium video content. We have aggregated a digital audience which provides advertisers with near certainty in reaching their target demographics We address the demand for premium video by creating hundreds of millions of new video streams and impression opportunities across the desirable publishing destinations in the United States. Our code has been embedded in nearly 5,000 premium newspaper, news media, magazine, television and radio websites, providing our Company with insight into the intersection of how a user is consuming and engaging in a web page, video content and advertising – data that our ad buyers use to make educated buying decisions.

Through Wild Sky Media, we own and operate parenting and lifestyle brands CafeMom, Mom.com, LittleThings, Revelist, BabyNameWizard and MamasLatinas. This portfolio of established multimedia websites is enabling Bright Mountain Media to build the next generation of brands that women can identify with while providing advertisers with a packaged target audience to market a broad range of premium branded products and services.

Our cloud-based platform also provides advertisers with additional built-in services including campaign planning and execution, data integration, optimization, ad placement verification, cross-device targeting and fraud detection, among other functions.

Moving forward, we plan to continue seeking complementary companies and technologies to acquire with a primary focus on DSPs, SSPs, ad exchanges, ad servers and DMPs. In addition, we plan to continue to implement organic growth initiatives centered on the design and development of software products that we believe will enhance and support our expanding platform and business operations – all capabilities that we believe will increase revenues and improve gross profit margin on sales.

We believe that our advertisers benefit from the high level of granularity, transparency and accountability our platform provides for their ad campaigns and marketing budgets. Publishers, including our owned and operated websites and CTV apps, benefit from capturing a larger share of the total ad spend.

Industry Outlook

In February 2019, eMarketer published a report in which the market research firm noted that US digital ad spending is expected to achieve 17.0% growth this year, increasing to $151.3 billion (pre-COVID). (See Digital Ad Spending in the US, 2018-2023 chart inset below.)

However, in June 2020, eMarketers revised its earlier forecast in a report titled “US Digital Ad Spending Update Q2 2020,” decreasing its previous expectation from 17% growth in 2020 to 1.7%, rising to $134.7 billion for the year. (See How Has the Forecast for Digital Ad Spending in the US Changes? 2019-2024 chart inset below.)

In another recent study, published by Interactive Advertising Bureau (IAB) in September 2020 and titled “2020-21 Covid Impact on Advertising,” the report reflected that digital ad spending may actually expand 6%, while traditional media advertising will decline 30%, indicating digital’s market share is growing as a result of the global coronavirus pandemic.

Bernstein Research, a Wall Street brokerage and research firm, released a report in August 2020 is even more bullish on the market, suggesting that “digital ad spend may have turned the corner from March-April lows and current trends are pointing towards a ‘long promised’ migration of $70 billion from the television ad market to digital channels, with a 13% year-on-year uptick expected in the second half of 2020.” (Source: https://menafn.com/1100658712/Digital-ads-poised-for-13-YoY-uptick-long-promised-migration-from-linear-TV-Report)

Intellectual Property

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

Technology and Product Platforms (including URL’s)

Our top technical priority is the fast and reliable delivery of pages and ads to our users. Our systems are designed to handle traffic and network growth. We rely on multiple tiers of redundancy / failover and third-party content delivery network to achieve our goal of 24 hours-a-day, seven-days-a-week Website uptime. Regular automated backups protect the integrity of our data. Our servers are continuously monitored by numerous third-party and open-source monitoring and alerting tools.

Discontinued Operations

Historically, we generated revenues from two segments, our advertising segment and our product sales segment. Revenues from the product sales segment included revenues from two of our websites that operate as e-commerce platforms, including Bright Watches and Black Helmet, as well as Bright Watches’ retail location. During 2018 we began to de-emphasize our product sales segment as we placed more emphasis on our advertising segment. Management, prior to December 31, 2018, with the appropriate level of authority, determined to discontinue the operations of Black Helmet and Bright Watches effective December 31, 2018.

The decision to exit all components of our product segment have resulted in these businesses being accounted for as discontinued operations. We recorded a loss, net of income taxes, of $136,734 in 2019 for the discontinued operations. There were no discontinued operations for the year ended December 31, 2020.

During 2019, we aggressively marketed the remaining Bright Watches’ inventory in an effort to liquidate such inventory as quickly as possible. In addition, in March 2019 we sold the assets which were used in our Black Helmet apparel E-Commerce business to an unaffiliated third party for $175,000, of which $20,000 was paid at closing and the balance is payable under the terms of a promissory note in the principal amount of $155,000 and bearing interest at 15% per annum. The note is secured by a guarantee of the principal of the purchaser. As of December 31, 2020 and 2019, $12,917 of principal and $7,451 of interest remains outstanding and $38,750 of principal and $6,312 of interest remained outstanding, respectively.

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

Competition

The internet and industries that operate through it are intensely competitive. We compete with other companies that have significantly greater financial, technical, marketing, and distribution resources. Our competitors include Verizon Media, AppNexus, The Arena Group, and Praetorian Digital.

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

Customers

Our customers are various advertisers, advertising agencies and advertising service organizations all seeking to have their respective advertisements placed on one of the many platforms serviced by the Company.

Regulatory Environment

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

We provide this notice through our privacy policy, which can be found on our website at http://www.brightmountainmedia.com. As stated in our privacy policy, our technology platform does not collect information, such as name, address, or phone number, that can be used directly to identify a real person, and we take steps not to collect and store such personally identifiable information from any source. Instead, we rely on IP addresses, geo-location information, and persistent identifiers about Internet users and do not attempt to associate this data with other data that can be used to identify real people. This type of information is considered personal data in some jurisdictions or otherwise may be the subject of future legislation or regulation. The definition of personal data varies by country and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. For example, some European countries consider IP addresses or unique device identifiers to be personal data subject to heightened legal and regulatory requirements. As a result, our technology platform and business practices must be assessed regularly in each country in which we do business.

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

The use and transfer of personal data in EU member states is currently governed under the EU Data Protection Directive, which generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. We have relied on alternative compliance measures, which are complex, which may be subject to legal challenge, and which directly subject us to regulatory enforcement by data protection authorities located in the European Union. By relying on these alternative compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Further, some of these alternative compliance measures are facing legal challenges, which, if successful, could invalidate the alternative compliance measures that we currently rely on. It may take us significant time, resources, and effort to restructure our business and/or rely on another legally sufficient compliance measure. In addition, the European Union has finalized the General Data Protection Regulation (“GDPR”), which became effective in May 2019. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe; among other requirements, the GDPR obligates companies that process large amounts of personal data about EU residents to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Further, the European Union is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the ePrivacy Regulation. The ePrivacy Regulation propose burdensome requirements around obtaining consent and impose fines for violations that are materially higher than those imposed under the Cookie Directive.

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

Human Capital

Because of the service character of our business, the quality of personnel is of crucial importance to our continuing success and our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. We conduct extensive employee training and development throughout our companies. There is keen competition for qualified employees.

As of November 30, 2021, we had 80 employees, of which 46 were employed in the U.S. and 34 outside of the U.S, in Thailand and Israel. We also utilize the services of 70 independent contractors who provide content, operational and website services.

We employ a balanced approach in managing our human capital resources. Depending on where a human-capital management function is most effective or efficient, processes are either managed at the holding company or designated to our operating units to adopt strategies appropriate for their client sector, workforce makeup, talent requirements and business demands.

The holding company retains oversight of all human capital resources and activities, setting standards and providing support and policy guidance and sharing programs. At the corporate center, centralized human capital management processes include development of human resources governance and policy; executive compensation for senior leaders across the Company; benefits programs; planning focusing on the performance, development and retention of the Company’s senior-most executives and key roles in the operating units; and executive development.

The Company sets specific standards for human capital management and, on a yearly basis, assesses each operating unit’s performance in managing and developing its workforce. We undertake human capital initiatives with an aim of ensuring that employees have the high level of competence and commitment our businesses need to succeed. We formally assess our operating units against their efforts in the areas of people development, diversity and inclusion, performance management, talent acquisition and organization development in order to drive or support the units’ strategic business and growth goals. Accordingly, the operating units create and deploy skills-training programs, management training, employee goal-setting and feedback platforms, applicant-tracking systems, new-employee onboarding processes, and other programs intended to enhance the performance and engagement of the workforce.

Diversity, Equity and Inclusion are essential priorities for the Company. Our goal is that our talent represents the diversity of our communities and consumers, with a corporate culture that drives belonging, well-being and growth. We believe that such a workplace will enable us to provide cultural insights to help our clients make authentic and responsible connections with their customers. The programs we provide in support of diversity, equity and inclusion include events, training and curated and bespoke content, research and tools, to foster awareness and action on an array of critical issues that we believe are vital for the recruitment, retention, advancement, well-being and belonging for people who are part of under-represented groups.

The events of the past year have highlighted the importance of providing emotional as well as material support to our employees in these demanding times. In response to the ongoing COVID-19 public health crisis, we provided increased support for our people.

History of our company

We were organized as a Florida corporation in 2010 under the name Speyer Investment Advisors, Inc. In 2012, we changed our name to Speyer Investment Research, Inc. In 2014, as we began building our brand, we changed our name to Bright Mountain Holdings, Inc. and in 2015 we changed our name to Bright Mountain Acquisition Corporation and then to Bright Mountain Media, Inc. as we began implementing our strategy to transform into a digital media company. During 2018, the Company decided to discontinue its e-commerce product sales segment to focus entirely on the advertising segment. In 2019 and 2020, we acquired Oceanside, MediaHouse and Wild Sky in the ad network and digital publishing areas sticking with the strategy to focus on the advertising segment.

Additional information concerning the terms of material business combinations can be found in Part II, Item 8, Financial Statements and Supplementary Data, Note 1, “Nature of Operations and Basis of Presentation” and Note 4, “Acquisitions”.

Available Information

Our principal executive offices are located at 6400 Congress Avenue, Suite 2050, Boca Raton, FL 33487, our telephone number is (561) 998-2440. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” section of the Company’s website, www.brightmountainmedia.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company. The information on, or that can be accessed through this website is not part of this Annual Report on Form 10-K and you should not rely on any such information in making the decision whether to purchase the Company Common Stock.

ITEM 1A. RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks in making any such investment. You should carefully consider these risk factors, together with all of the other information included in this report before you decide to purchase any of our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES.

We incurred net significant net losses for 2020 and 2019, including losses in 2019 related to our discontinued operations, and at December 31, 2020, we had a significant accumulated deficit. While our revenues and gross margin increased significantly for 2020 from 2019, our selling, general and administrative expenses, or “SG&A”, increased significantly in 2020 from 2019 as well. We anticipate that our SG&A will continue to increase in 2021 and beyond, and we may continue to incur losses in future periods until such time as we are successful in significantly increasing our revenues and gross profit to a level to fund our operating expenses. There are no assurances that we will be able to significantly increase our revenues and gross profit to a level which supports profitable operations and provides sufficient funds to pay our operating expenses and other obligations as they become due.

WE ARE DEPENDENT UPON SALES OF EQUITY SECURITIES AND LOANS FROM OUR CHAIRMAN OF THE BOARD TO PROVIDE OPERATING CAPITAL.

We do not generate sufficient gross profit to pay our operating expenses and we reported losses from continuing operations in 2020 and 2019. Historically we have been dependent upon the purchase of equity securities or convertible notes by Mr. Kip Speyer, our Chairman of the Board, to provide operating capital. During 2020, the Company raised approximately $4.0 million through the sale of our securities in a private placement. While we expect to seek to raise additional working capital through the sale of our securities in private or public transactions, we are not a party to any binding agreements and there are no assurances we will be able to raise any additional third-party capital. Mr. Speyer is also under no obligation to continue to lend us money or purchase equity securities from us. If we are not able to raise sufficient additional working capital as needed, absent a significant increase in our revenues we may be unable to grow our company.

IF WE FAIL TO DETECT ADVERTISING FRAUD OR OTHER ACTIONS THAT IMPACT OUR ADVERTISING CAMPAIGN PERFORMANCE, WE COULD HARM OUR REPUTATION WITH ADVERTISERS OR AGENCIES, WHICH WOULD CAUSE OUR REVENUE AND BUSINESS TO SUFFER.

Once established, the Bright Mountain Media Advertising Services Business will rely on our ability to deliver successful and effective advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity on websites where we do not own content and rely in part on our customers to control such activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business.

IF ADVERTISING ON THE INTERNET LOSES ITS APPEAL, OUR REVENUE COULD DECLINE.

Our business model may not continue to be effective in the future for a number of reasons, including:

●	a decline in the rates that we can charge for advertising and promotional activities;
●	our inability to create applications for our customers;
●	the fact that Internet advertisements and promotions are, by their nature, limited in content relative to other media;
●	companies may be reluctant or slow to adopt online advertising and promotional activities that replace, limit or compete with their existing direct marketing efforts;
●	companies may prefer other forms of Internet advertising and promotions that we do not offer;
●	the quality or placement of transactions, including the risk of non-screened, non-human inventory and traffic, could cause a loss in customers or revenue; and
●	regulatory actions may negatively impact our business practices.

If the number of companies who purchase online advertising and promotional services from us does not grow, we may experience difficulty in attracting publishers, and our revenue could decline.

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO EFFECTIVELY EXPAND AND MANAGE OUR RELATIONSHIPS WITH OUR PUBLISHERS.

Outside of our owned and operated websites, we are dependent upon our publishing partners to provide the media we sell. We depend on these publishers to make their respective media inventories available to us to use in connection with the campaigns that we manage, create or market. Our growth depends, in part, on our ability to expand and maintain our publisher relationships within our network and to have access to new sources of media inventory such as new partner websites and Facebook pages that offer attractive demographics, innovative and quality content and growing Web user traffic volume. Our ability to attract new publishers to our networks and to retain Web publishers currently in our networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to, our ability to introduce new and innovative products and services, our pricing policies, and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase media inventory from Web publishers continues to increase. In the event we are not able to maintain effective relationships with our publishers, our ability to distribute our advertising campaigns will be greatly hindered which will reduce the value of our services and adversely impact our results of operations in future periods.

WE ARE DEPENDENT ON REVENUES FROM A LIMITED NUMBER OF CUSTOMERS.

For 2020, 1 customer represents 9.6% of revenue and for 2019, 1 customer represents 12.5% of revenue. The loss of these customers could have a material adverse impact on our results of operations in future periods.

WE ARE SUBJECT TO SEASONAL FLUCTUATIONS IN OUR REVENUES IN FUTURE PERIODS.

Typically advertising technology companies report a material portion of their revenues during the fourth calendar quarter as a result of holiday related ad spend. Our experience since transitioning to focus solely on our advertising segment has been consistent with this trend. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.

THE ACQUISITION OF NEW BUSINESSES IS COSTLY AND THESE ACQUISITIONS MAY NOT ENHANCE OUR FINANCIAL CONDITION.

A significant element of our growth strategy has been to acquire companies which complement our business. The process to undertake a potential acquisition can be time-consuming and costly. We have expended and expect to continue to expend significant resources to undertake business, financial and legal due diligence on potential acquisition targets. In addition, there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash and exposure to undisclosed or potential liabilities of acquired companies. In some instances, we may be required to provide historic audited financial statements for up to two years for acquisition targets in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The necessity to provide these audited financial statements will increase the costs to us of consummating an acquisition or, if it is determined that the target company cannot obtain the requisite audited financials, we may be unable to pursue an acquisition which might otherwise be accretive to our business. In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these businesses will enhance our future financial condition. To the extent that a business we acquire does not meet the performance criteria used to establish a purchase price, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

ACQUISITION(S) MAY DISRUPT GROWTH.

We may pursue strategic acquisitions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.

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

WE MUST PROMOTE THE BRIGHT MOUNTAIN BRAND TO ATTRACT AND RETAIN USERS, ADVERTISERS AND STRATEGIC BUYERS.

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

WE MAY EXPEND SIGNIFICANT RESOURCES TO PROTECT OUR CONTENT OR TO DEFEND CLAIMS OF INFRINGEMENT BY THIRD PARTIES, AND IF WE ARE NOT SUCCESSFUL, WE MAY LOSE RIGHTS TO USE SIGNIFICANT MATERIAL OR BE REQUIRED TO PAY SIGNIFICANT FEES.

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

Our website domain names are crucial to our business. However, as with phone numbers, we do not have and cannot acquire any property rights in an internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business. We also rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. Others may independently discover our trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights. Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third-party use, which could adversely affect our ability to compete.

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

IF WE ARE UNABLE TO OBTAIN OR MAINTAIN KEY WEBSITE ADDRESSES, OUR ABILITY TO OPERATE AND GROW OUR BUSINESS MAY BE IMPAIRED.

Our website addresses, or domain names, are critical to our business. We currently own more than 25 domain names. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

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

OUR ABILITY TO DELIVER OUR CONTENT DEPENDS UPON THE QUALITY, AVAILABILITY, POLICIES AND PRICES OF CERTAIN THIRD-PARTY SERVICE PROVIDERS.

We rely on third parties to provide website hosting services. In certain instances, we rely on a single service provider for some of these services. In the event the providers were to terminate our relationship or stop providing these services, our ability to operate our websites could be impaired. Our ability to address or mitigate these risks may be limited. The failure of all or part of our website hosting services could result in a loss of access to our websites which would harm our results of operations.

WE MAY BE HELD LIABLE FOR CONTENT, BLOGS OR THIRD PARTY LINKS ON OUR WEBSITE OR CONTENT DISTRIBUTED TO THIRD PARTIES AND OUR GENERAL LIABILITY INSURANCE MAY NOT BE ADEQUATE TO COMPENSATE US FOR ALL LIABILITIES TO WHICH WE ARE EXPOSED.

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

WE DEPEND ON THE SERVICE OF OUR CHAIRMAN OF THE BOARD. THE LOSS OF HIS SERVICE COULD HURT OUR ABILITY TO OPERATE OUR BUSINESS IN FUTURE PERIODS.

Our success largely depends on the efforts, reputation and abilities of W. Kip Speyer, our Chairman of the Board. While we are a party to an employment agreement with Mr. Speyer and do not expect to lose his services in the foreseeable future, the loss of the services of Mr. Speyer could materially harm our business and operations in future periods.

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

WE DELIVER ADVERTISEMENTS TO USERS FROM THIRD-PARTY ADVERTISING SERVICES WHICH EXPOSES OUR USERS TO CONTENT AND FUNCTIONALITY OVER WHICH WE DO NOT HAVE ULTIMATE CONTROL.

We display pay-per-click, banner, cost per acquisition “CPM”, direct, and other forms of advertisements to users that come from third-party Advertising Services. We do not control the content and functionality of such third-party advertisements and, while we provide guidelines as to what types of advertisements are acceptable, there can be no assurance that such advertisements will not contain content or functionality that is harmful to users. Our inability to monitor and control what types of advertisements get displayed to users could have a material adverse effect on our business, financial condition, and results of operations.

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

WE ARE UNABLE TO PREDICT THE IMPACT OF COVID-19 ON OUR BUSINESS.

Because our company operates in the digital advertising industry, unlike a brick and mortar-based company, predicting the impact of the coronavirus pandemic on our company is difficult at this stage in the viruses US expansion. Thus far, we have experienced a pause in marketing campaigns by a limited number of clients and a potential impact from a number of suppliers. We have issued a work from home policy to protect our employees and their families from potential virus transmission among co-workers, but have returned to our Corporate offices in Boca Raton, FL since September 2020 while adhering to CDC and local/state recommendations. Generally, marketing budgets tend to decline in times of a recession. We have started to curtail expenses, including travel and we have issued a work from home policy to protect our employees and their families from virus transmission associated with co-workers. We are beginning to experience interruptions in our daily operations, including financial reporting process, as a result of these policies. We expect the revenue impact on our industry could vary dramatically by vertical. For example, we would expect to see less advertising demand from the travel, leisure and hospitality verticals and more advertising demand in the health, technology, insurance, and pharmaceutical verticals. We also maintain long-standing relationships with Yahoo!, Google and others that provide access to hundreds of thousands of advertisers from which most of our Real Time Bidding and digital publishing revenue originates. Any adverse impact on the operations of those companies would have a correspondingly adverse impact on our revenues in future periods. We will continue to assess the impact of the COVID-19 pandemic on our company, however, at this time we are unable to predict all possible impacts on our company, our operations, and our revenues. Should revenues turn downwards both quickly and dramatically, we would not be in a strong position to offset equally as quickly with expenses.

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

WE ARE SUBJECT TO A NUMBER OF REGULATORY RISKS, ANY FAILURE TO COMPLY WITH THE VARIOUS REGULATIONS COULD ADVERSELY IMPACT OUR BUSINESS.

We are subject to a number of domestic and, to the extent our operations are conducted outside the United States, foreign laws and regulations that affect companies conducting business on the internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. United States and foreign regulations and laws potentially affecting our business are evolving frequently. We currently have not developed our internal compliance program, nor do we have policies in place to monitor compliance. Instead, we rely on the policies of our publishing partners. If we are unable to identify all regulations to which our business is subject and implement effective means of compliance, we could be subject to enforcement actions, lawsuits and penalties, including but not limited to fines and other monetary liability or injunction that could prevent us from operating our business or certain aspects of our business. In addition, compliance with the regulations to which we are subject now or in the future may require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our services. Any such action could have a material adverse effect on our business, results of operations and financial condition.

LITIGATION IS BOTH COSTLY AND TIME-CONSUMING AND THERE IS NO CERTAINTY OF A FAVORABLE RESULT.

We are presently involved in litigation which is described elsewhere in this filing. This litigation is both costly and time consuming and has resulted in the diversion of management time and resources. While we believe that all or a portion of our costs are covered by insurance, there are no assurances that they are covered nor are there assurances that we will prevail in the litigation.

RISKS RELATING TO OUR INDEBTEDNESS

Our secured indebtedness may limit our ability to operate our business.

As of December 31, 2020, we had $19,008,440 and as of December 31, 2019 we had $165,163 of outstanding secured indebtedness under our outstanding credit facilities. The instruments governing our existing secured indebtedness may inhibit our ability to incur additional debt equity and require significant payments from the proceeds of any debt or equity sale without consent of the lender. In addition, we have additional covenants and obligations under the secured indebtedness which may limit our ability to operate our business. Our ability to repay the indebtedness may require us to dedicate a substantial portion of our cash flow for operations to payment of debt service and principal thereby reducing funds available to implement our business strategy. Our level of indebtedness could also provide limits in our ability to adjust to changing market conditions and vulnerability in the event of a downturn in economic conditions in the businesses in which we operate, and impair our ability to obtain additional financing for our business strategy. If we are unable to meet our obligations under the secured indebtedness, the lender may call a default and our business could be foreclosed upon or otherwise transferred.

Between May 26, 2021 and November 5, 2021, the Company and certain of its subsidiaries entered into five amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional loan amount of $4.625 million, in the aggregate. Pursuant to the terms of the Credit Agreement, the term loan is due and payable on or before February 15, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $2.712 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 12.5 million common shares to Centre Lane Partners as part of these transactions.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

The Company’s economic performance has raised substantial doubts about our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $93,932,080 at December 31, 2020. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

We have material weaknesses in our disclosure controls and our internal control over financial reporting. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”). ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles (“GAAP”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Historically, we have reported material weaknesses in our disclosure controls and internal control over financial reporting. These material weaknesses have resulted in our failure to timely file certain periodic reports as required by SEC rules and regulations.

Our failure to remediate the material weaknesses or the identification of additional material weaknesses in the future could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our common stock. The Company is committed to resolving the material weaknesses by enhancing its accounting and finance department, implementing a new organization wide ERP system with an inherent robust control structure, and utilizing external expertise related to all aspects of internal control environments.

There is a Limited Public Market For our Common Stock.

Our shares of Common Stock are currently quoted for trading on the OTC Expert Market. There is a limited trading market for our shares of common stock and a robust trading market for our securities may not develop in the foreseeable future. If no market develops, it may be difficult or impossible for you to sell your shares if you should desire to do so. There is extremely limited and sporadic trading of our common stock and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained.

The amount of working capital we have available could be adversely impacted by the amount of cash dividends we pay affiliates.

At February 22, 2021, we had three series of preferred stock outstanding that pay cash dividends and are owned by Mr. W. Kip Speyer, our Chairman of the Board, and Mr. Richard Rogers, a former member of our board of directors. During 2020, we paid cash dividends of $63,316 to these affiliates. These dividend amounts are in addition to the $8,136 interest payments made to Mr. Speyer under the terms of convertible promissory notes which were exchanged for one of the series of outstanding preferred stock in November 2019. During 2019, we paid cash dividends of $185,931 to these affiliates. These dividend amounts are in addition to the $8,862 of interest payments we made to Mr. Speyer under the terms of convertible promissory notes which were exchanged for one of the series of outstanding preferred stock in November 2019. The payment of these cash dividends and interest payments reduces the amount of capital we have available to devote to the growth of our company. For additional information on these series of preferred stock please see Note 14 to the notes to our audited consolidated financial statements.

We have outstanding preferred stock, convertible notes, options and warrants to purchase approximately 39% of our outstanding common stock.

At December 31, 2020, we had 117,336,975 shares of our common stock and 8,044,017 preferred stock outstanding. Options, preferred stock and warrants to purchase an aggregate of 45,267,560 shares of common stock are outstanding. At December 31, 2019 we had 100,782,956 shares of our common stock and 8,044,017 preferred stock outstanding. Options, preferred stock and warrants to purchase an aggregate of 35,513,862 shares of common stock are outstanding. The conversion or possible exercise of the warrants and/or options, will increase the total outstanding shares by approximately 39% at December 31, 2020 and 35% at December 31, 2019, which will have a dilutive effect on our existing shareholders.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

At December 31, 2020, we had common stock warrants outstanding to purchase an aggregate of up to 35,848,316 shares of our common stock with an exercise price range between $0.65 and $1.00 per share. During 2020, a total of 2,027,003 warrants were exercised in a cashless transaction with exercise prices of $0.65 and $1.00 per share. A balance of 512,867 warrants remain exercisable at $0.65 per share, which are held by Spartan Capital employees and are exercisable on a cashless basis. This means that the holder, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. It is possible that the warrant holders will use the cashless exercise feature. If all warrants are issued using the cashless exercise option, it will deprive us of approximately $333,364 of additional capital that might otherwise be obtained if the warrants were exercised on a cash basis.

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

OUR COMPANY HAS A CONCENTRATION OF STOCK OWNERSHIP AND CONTROL, WHICH MAY HAVE THE EFFECT OF DELAYING, PREVENTING OR DETERRING A CHANGE OF CONTROL.

Our common stock ownership is highly concentrated. As of December 31, 2020, Mr. W. Kip Speyer, our Chairman of the Board, together with members of our board of directors and a principal shareholder, beneficially owns approximately 26.4% of our total outstanding shares of common and preferred stock. As a result of the concentrated ownership of the stock, Mr. Speyer and our board of directors may be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE AND, AS SUCH, CAPITAL APPRECIATION, IF ANY, OF OUR COMMON STOCK WILL BE YOUR SOLE SOURCE OF GAIN FOR THE FORESEEABLE FUTURE.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, and any future loan arrangements we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Pursuant to our Amended and Restated Articles of Incorporation, the aggregate number of shares of capital stock which we are authorized to issue is 344,000,000 shares, of which 324,000,000 shares are common stock, and 20,000,000 shares are “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. As of the date of this prospectus, we have 8,044,017 preferred stock outstanding.

We are an “emerging growth company” as that term is used in the JOBS Act, and we intend to continue to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors and adversely affect the market price of our common stock or make it more difficult to raise capital as and when we need it.

We are an “emerging growth company” as that term is used in the JOBS Act, and we intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not to emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and exemptions from any rules that the Public Company Accounting Oversight Board may adopt requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements. For as long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would have otherwise been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate us.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. See “Prospectus Summary—Implications of Being an Emerging Growth Company.”

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company”, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our business, results of operations, financial condition and cash flows, and future prospects may be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable lease agreement expiring on October 31, 2021. Our leased facilities are used for operational, sales and administrative purposes in support of our business, and are all currently being utilized as intended. As of the filing of this 10-K, we have extended our lease on a month-to-month basis as we evaluate a longer term strategy for our facility needs.

We believe that our properties are sufficient to meet our current and projected business needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs.

ITEM 3. LEGAL PROCEEDINGS

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

In 2020, Synacor, Inc commenced an action against MediaHouse, LLC, Inform, Inc. and the Company, alleging the sum of approximately $230,000 was owed based on invoices provided in 2019 in respect to that certain Content Provider & Advertising Agreement with MediaHouse. This is recorded as an accrued liability as of December 31, 2020. There was an understanding reached in principle with MediaHouse, subject to finalization and execution of a definitive agreement, in or about December 1, 2021.

A former employee of the Company filed a suit against the Company, MediaHouse, Inc., and Gregory A. Peters, a former Executive, (the “Defendants”) alleging two counts of defamation. Any potential losses associated with this matter cannot be estimated at this time.

Encoding.com, Inc. (“Encoding”) was a former digital media customer of MediaHouse. Encoding had a long overdue outstanding receivable from MediaHouse’s predecessor company, Inform, Inc. MediaHouse did not assume the liability at acquisition. In 2020, the Company and Encoding agreed to settle the overdue receivable through the issuance of 175,000 warrants to purchase Company stock with a $1.00 exercise price. This is recorded as an accrued liability as of December 31, 2020 and the warrants were issued in May of 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2020, the Company’s common stock trades at low volumes on the OTCQB Tier of the OTC Markets under the symbol “BMTM.” The approximate number of holders of record of the Company’s common stock at November 17, 2021 was 701. The last sale price of our common stock as reported on the OTCQB on June 30, 2021 was $0.45 per share. The last sale price of our common stock as reported on the OTC Pink Market on September 30, 2021 was $0.23 per share.

Effective at the close of business on June 30, 2021 the Company’s stock ceased trading on the OTCQB and its shares began trading on the OTC Pink Market on July 1, 2021. The common stock will continue to trade with the symbol BMTM. Effective September 30, 2021, the Company’s stock ceased trading on the OTC Pink Market and began trading on the OTC EXPERT market.

Dividend Policy

The Company has not declared nor paid any cash dividend on its common stock, and it currently intends to retain future earnings, if any, to finance the expansion of its business, and the Company does not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on its common stock will be made by its board of directors, in their discretion, and will depend on the Company’s financial condition, results of operations, capital requirements and other factors that its board of directors considers significant.

Recent sales of unregistered securities

During 2020, the Company sold an aggregate of 10,398,700 units of its securities to 167 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $5,199,350. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital Securities, LLC (“Spartan Capital”) served as placement agent for the Company in this offering. As compensation for its services, Spartan Capital held back $779,903 for commissions, providing cash to the Company of $4,419,447. From this amount, Spartan Capital deducted $165,000 to pay the accrued finder’s fee for the Oceanside acquisition, and $275,000 in other consulting fees, and $401,750 in success and escrow fees resulting in net cash received by the Company of $3,577,697. The Company issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 1,039,870 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the closings included in the Company’s consolidated statement of changes in shareholders’ equity for the year ended December 31, 2020.

During 2020, a former employee exercised 50,000 stock options for $6,950. A current employee exercised 80,000 stock options for $11,112.

In November 2019, we borrowed an aggregate of $80,000 from Mr. Kip Speyer under the terms of five year convertible promissory notes. The notes, which bear interest at 10% per annum, are convertible at his option into shares of our common stock at a conversion price of $0.40 per share. If the notes have not previously been converted, the principal and any accrued but unpaid interest automatically converts into shares of our common stock on the maturity date of the notes. We did not pay any commissions or finders fees and Mr. Speyer is an accredited investor. The issuance of the notes was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(a)(2) of that act. We used the proceeds for working capital.

Effective December 30, 2019, we issued 100,000 shares of our common stock to an accredited investor upon the automatic conversation of 100,000 shares of our 10% Series A convertible preferred stock together with accrued but unpaid dividends on those shares. In accordance with the designations, rights and preferences of the 10% Series A convertible preferred stock, those shares automatically converted into shares of our common stock on a one for one basis on the fifth anniversary of the date of issuance of such shares. The issuance of the shares of our common stock upon the conversion were exempt from registration under Securities Act in reliance on an exemption provide by Section 3(a)(9) of such act, and the issuance of the shares of our common stock as dividends on such shares were exempt from registration in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

During 2019, the Company sold an aggregate of 2,570,860 units of its securities to 20 accredited investors in two private placements exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $1,285,430. A total of 1,270,000 units were sold under the first private placement dated February 14, 2019, at a purchase price of $0.50 per share resulting in gross proceeds of $635,000. Each unit was sold at a purchase price of $0.50 and consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. On April 22, 2019, the Company amended the private placement to include a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. 970,500 units were sold at a purchase price of $0.50 per unit resulting in gross proceeds of $485,250. We used $1,008,225 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition. On July 15, 2019, these two offerings were terminated and replaced with a private placement offering units at a purchase price of $0.50 consisting of one share of common stock, one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share, and a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. A total of 330,360 units were sold under the private placement dated July 15, 2020 at a purchase price of $0.50 per share resulting in gross proceeds of $165,180. We used $148,662 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition. The investors in the first offering dated February 14, 2020 were required to subscribe for the second warrant offered in the April 22, 2020 amendment in a private placement dated July 11, 2019 which terminated on July 31, 2019 with no ability to extend. A total of 980,000 warrants were issued to eleven investors in the first private placement who subscribed for the second warrant. Three investors did not subscribe for the second warrant. We did not pay any commissions or finder’s fees in this offering. We are using the proceeds for general working capital.

During 2019, Mr. W. Kip Speyer, the Company’s Chairman of the Board, purchased an aggregate of 1,200,000 shares of Series A-1 Stock at a purchase price of $0.50 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2020 and 2019 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions to identify forward-looking statements.

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) gives effect to certain adjustments made to our previously reported consolidated financial statements as of and for the year ended December 31, 2019. Due to the restatement of these periods, the data set forth in this MD&A may not be comparable to discussions and data included in our previously filed Annual Reports on Form 10-K for 2019. Refer to Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” in Part II, Item 8, “Financial Statements and Supplementary Data” of the accompanying audited financial statements for further details related to the Restatement and immaterial correction of errors and the impact on our consolidated financial statements.

COVID-19 Update

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. The spread of COVID-19, a novel strain of coronavirus, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic has caused disruptions in the services we provide. The COVID-19 pandemic has resulted in many states and countries imposing orders resulting in the closure of non-essential businesses, including many companies which advertise digitally. During 2021, we continued seeing lower advertising dollar spend in the first half of the year, but saw a rebound during the second half of 2021 as the health crisis improved supported by higher travel rates, national vaccination programs, higher vaccination rates for the general public and a broader age distribution of vaccines permitting lower aged children to obtain the vaccinations. It appears the pandemic will continue into 2022, but the digital ad spend dollars appears to be on an uptrend which would be positive for our industry.

Overview

Bright Mountain Media, Inc. is engaged in operating a proprietary, end-to-end digital media and advertising services platform designed to connect brand advertisers with demographically-targeted consumers – both large audiences and more granular segments – across digital, social and connected television (“CTV”) publishing formats. We define “end-to-end” as our process for taking ad buying from beginning to end, delivering a complete functional solution, usually without requiring any involvement from a third party.

Through acquisitions and organic software development initiatives, we have consolidated and plan to further condense key elements of the prevailing digital advertising supply chain through the elimination of industry “middlemen” and/or costly redundancy of services. Our aim is to enable and support a streamlined, end-to-end advertising model that addresses both demand (ad buy side) and supply (media sell side) for both direct sales teams and programmatic sales and publishing of digital advertisements that reach specific target audiences based on what, where, when and how that specific target audience elects to access certain web and/or streaming video content.

Programmatic advertising relies on computer programs to use data and proprietary algorithms to select which ads to buy and for what price, while direct sales involves traditional interpersonal contact between ad buyers and advertising sales representative(s).

By selling advertisements on our current portfolio of 20 owned and operated websites and 13 CTV apps, coupled with acquisition or development of other niche web properties in the future, we are building depth in specific demographic verticals that allow us to package audiences into targeted consumer categories valued by advertisers.

We currently own parenting and lifestyle domains CafeMom, Mom.com, LittleThings, Revelist, BabyNameWizard and MamasLatinas. Wild Sky Media’s diverse website portfolio averages more than 100 million page views per month. These particular web assets are the foundation of one of Bright Mountain Media’s audiences – women between the ages of 19-54, which we believe appeal to brands focused on marketing consumer products and providing products and services relating to parenting, insurance, mortgages, health, lifestyle and travel, among others. Major brands on our platform connecting with consumers using our parenting and lifestyle domains include Amazon, Target, Disney, Unilever, Clorox and Warner Brothers.

When advertisers leverage our end-to-end platform for serving ads on web and CTV apps we own and operate, Bright Mountain Media retains 100% of the advertising dollars spent for the ads, also referred to as “advertising spend.” If advertisements are placed on our partner publishers’ websites through our platform, they, too, benefit, earning up to 50% of the advertising spend. This compares to a revenue yield of 30% or less of the advertising spend when ads are served through the conventional supply chain model.

Results of Operations

	For the Year Ended
	December 31,
	2020	2019
		(As Restated)
Revenues	$15,839,429	$6,691,462
Cost of revenues	7,906,347	5,791,049
Gross profit	7,933,082	900,413
Selling, general and administrative expenses	22,092,352	9,454,240
Impairment expense – Intangible assets	16,486,929	–
Impairment expense – Goodwill	42,279,087	–
Loss from continuing operations	(72,925,286)	(8,553,827)
Total other income	(356,650)	131,724
Net loss from continuing operations	(73,281,936)	(8,422,103)
Discontinued operations	–	(136,734)
Net loss before tax	(73,281,936)	(8,558,837)
Income tax benefit	567,514	4,384,146
Net loss	(72,714,422)	(4,174,691)
Total preferred stock dividends	(363,460)	(319,367)
Net loss attributable to common shareholders	$(73,077,882)	$(4,494,058)

Revenue

Advertising revenues increased approximately $9.1 million or 137% in 2020 over 2019. Organically, there was a decrease in Revenues of $0.4 million which was offset by an increase of $9.5 million attributable to the acquisition of Wild Sky Media on June 1, 2020. The organic decline was principally related to the COVID-19 impact on digital ad spend where there was significant contraction in spend by brands and agencies. The contraction receded during late Q3 2020 and continued improving during Q4 2020.

Cost of Revenue

Cost of revenue as a percentage of revenues decreased approximately 37%, from approximately 87% in 2019 to approximately 50% in 2020 thereby increasing gross profit margins from 13% during 2019 to 50% in 2020. During 2020, we incorporated the Wild Sky acquisition which, as a digital publisher, has higher gross margins than our ad network businesses. As we continue to expand our digital publishing business and make enhancements to our ad network platform operations during 2021, we will seek to continue to increase our gross margins. However, as we operate in a highly competitive industry, there are no assurances our efforts will be successful.

Impairment Expense

During 2020, we recorded impairment expenses related to goodwill and intangible assets amounting to approximately $42.3 million and $16.5 million, respectively. These were non-recurring events in 2020 driven in part by the COVID-19 pandemic, that were not present in 2019.

The year 2020 has been marked by the COVID-19 Global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. This caused a significant contraction of economic activity at the beginning in the first months of the year and has continued. Although there are recent signs of improvement with significant GDP gains, many companies have yet to reinstate their advertising budgets and/or have changed the way they are spending these budgets. Many advertisers have moved away from direct ad buys in favor of programmatic distribution with its lower costs. The fair value of the respective reporting units was determined based on both the Income Approach (Discount Cash Flows) and the Market Multiples Approach. In September 2020, it was determined that the carrying value of the Goodwill associated with the Ad Network reporting unit exceeded the fair value of the Goodwill and in September 2020, the Company recorded an impairment charge of $42.3 million. No such adjustment was recorded for the Owned & Operated reporting unit as it was determined not to be impaired.

Similarly, we performed an assessment of our finite-lived intangibles based on indicators of impairment noted by management, including decreased revenues. It was determined that the carrying values of the finite lived intangible assets associated with Oceanside did not exceed the respective fair values of the assets, therefore no impairment associated with these assets has been recognized. It was determined that the finite lived intangible assets associated with MediaHouse were deemed impaired based on an analysis of the carrying values and fair values of the assets. In September 2020, the Company recorded an impairment charge of $16.5 million.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased by approximately $12.6 million for 2020 compared to 2019. Our selling, general and administrative expenses were 139% of our total revenues for 2020 as compared to 141% for 2019. The increase in our SG&A expenses mainly reflects the addition of the Wild Sky acquisition, which contributed $6.3 million, or 50% of the total increase. Additionally, increases in payroll expense, research and development, and professional fees contributed to the remaining increase in expenses which were mainly related to the full year impact in 2020 of the 2019 acquisitions. We experienced approximately $4.5 million of additional payroll costs in 2020 resulting from the acquisition during the year.

SG&A expenses are expected to continue to increase in a controlled manner as we execute our planned growth strategy of increasing website visits both organically and through targeted acquisitions and providing the needed administrative support. We are unable at this time, however, to predict the amount of the expected increase.

Total other income

Other income decreased by $0.5 million for 2020 compared to 2019.

The main driver of the decrease was:

●	$0.6 million – related to interest income and interest expense. Interest expense in 2020 amounted to $0.6 million mainly related to the seller financing related to the acquisition of Wild Sky Media on June 1, 2020, by Centre Lane Partners. In 2019, interest income amounted to approximately $47.4 thousand related to a loan issued to Inform, Inc, which carries a 6% interest rate, while interest expense amounted to approximately $20.1 thousand related to charges related to an invoice factoring agreement for the Oceanside subsidiary acquired in August 2019.

Proforma results of acquisitions

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisitions of Oceanside, MediaHouse, and Wild Sky which closed in August 2019, November 2019, and June 2020, respectively, had taken place on the first day of 2019. These combined results are not necessarily indicative of the results that may have been achieved had the business been acquired as of the first day of the period presented.

	Year ended December 31,
	2020	2019
		(As restated)
Total revenue	$21,336,887	$37,343,496
Total operating expenses	(90,365,754)	(48,619,221)
Net loss attributable to common shareholders	$(79,476,397)	$(28,249,237)

Discontinued Operations

There was no discontinued operations activity during 2020.

During the year ended December 31, 2019 we recorded a loss from discontinued operations of $0.1 million attributable to our product sales segment which was discontinued effective December 31, 2018. As described earlier in this report and further in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, “Discontinued Operations”, the discontinuation of this segment was a strategic decision which we believe permits us to focus our operational efforts on the advertising segment.

Income Tax Benefit

For the year ended December 31, 2020, the Company has an income tax benefit of $567,514 and a deferred tax liability of $0 as a result of the reversal of the existing deferred tax liabilities associated with acquisitions from the impairment recorded. The Company’s net operating loss carry forwards may be subject to annual limitations if the Company experiences a change of ownership as defined in Section 382 of the Internal Revenue Code. The Company has not conducted a study to determine if a change of ownership has occurred.

Preferred stock dividends

Preferred stock dividends paid increased marginally by $44.1 thousand from 2019 to 2020. We paid stock dividends on our A-1 series of our preferred stock which was held by an unrelated third party, and cash dividends on E and F series of our preferred stock which are held by affiliates.

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

Our adjusted EBITDA from continuing operations is defined as operating income/loss excluding:

●	non-cash stock option compensation expense;
●	non-cash loss on note exchange transaction with our Chairman of the Board;
●	depreciation;
●	acquisition-related items consisting of amortization expense and impairment expense;
●	interest; and
●	amortization on debt discount.

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

Adjusted EBITDA (used as described above) for the year ended December 31, 2020 was a loss of $7.0 million, compared to a loss of $3.2 million for the year ended December 31, 2019.

The following is a reconciliation of loss before tax - continuing operations, the most directly comparable GAAP measure, to adjusted EBITDA:

	For the Year Ended December 31,
	2020	2019
		(As Restated)
Loss before tax – continuing operations	$(73,281,936)	$(8,422,103)
Adjusted for:
Share-based compensation (a)	947,147	204,255
Depreciation and amortization (b)	3,700,473	601,605
Acquisition related expenses (c)	1,281,801	4,314,999
Capital raise expenses (d)	319,979	109,442
Impairment expense (e)	58,766,016
Gain on settlement (f)	-	(123,739)
Interest expense, net (g)	630,725	(7,985)
Oceanside seller note expense (h)	625,000	125,000
Adjusted EBITDA from continuing operations	$(7,010,795)	$(3,198,526)

(a)	Stock options and restricted stock awards were granted to employees and independent directors of the Company.
(b)	Includes depreciation, amortization of intangibles and amortization of the debt discount.
(c)	Acquisition expenses were incurred for the Wild Sky acquisition in 2020 and Oceanside and MediaHouse acquisitions in 2019.
(d)	The Company incurred expenses in connection with raising capital from third parties in order to continue funding the Company.
(e)	The Company recorded impairment charges related to goodwill and other intangibles in 2020 driven by the COVID-19 pandemic.
(f)	Gain on settlement agreement reached with a former vendor.
(g)	Includes interest expense to related parties of $58,808 and 19,334 in 2020 and 2019, respectively.
(h)	Includes Oceanside seller note compensation expense of $750,000 between both years. This is a one-time, nonrecurring expense related to the Oceanside acceleration of the seller note accounting treatment.

Going concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a net loss of $72,714,422, used cash outflows from continuing operating activities of $6,508,935 for the year ended December 31, 2020, and has an accumulated deficit of $93,932,080 at December 31, 2020 that raise substantial doubt about its ability to continue as a going concern.

We consider liquidity in terms of cash flows from operations and their sufficiency to fund business operations, including working capital needs, debt service, acquisitions, contractual obligations, and other commitments. In particular, to meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds on a timely basis.

Our principal sources of liquidity are our borrowing on our debt facilities along with capital raised through sale of our securities, supplemented with cash generated by operating activities. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and complete business acquisitions.

As of December 31, 2020, we had a balance of cash and cash equivalents of $0.7 million and negative working capital of $7.9 million as compared to cash and cash equivalents of $1.0 million and negative working capital of $8.3 million at December 31, 2019. The Company is in discussions with various vendors to settle balances due for common stock and/or common stock warrants as opposed to cash.

Our current assets increased approximately $2,425,488 or 42.6% as of December 31, 2020 from December 31, 2019 which reflects the substantial increase in our accounts receivable and increases in our prepaid expenses primarily attributable to the one acquisition during 2020. Our current liabilities increased $2,090,809 at December 31, 2020 from December 31, 2019 which primarily reflects an increase in the current portion of long-term debt.

During 2020 we have raised an additional $3,577,698 in net proceeds through the sale of our securities via a private placement memorandum which includes one share and one stock warrant. We issued 10,398,700 shares and 10,398,700 warrants in the transactions.

During 2021, the Company entered into an amendment to their existing Credit Agreement with Centre Lane Partners to provide an additional $4.6 million of funding and liquidity. Pursuant to the terms of the Credit Agreement, the term loan is due and payable on or before February 15, 2022.

Cash flows

	For the Year Ended December 31,
	2020	2019
		(As Restated)
Net cash used in operating activities	$(6,508,935)	$(2,785,863)
Net cash provided by investing activities	1,637,483	788,739
Net cash provided by financing activities	4,649,371	1,903,581
Net decrease in cash and cash equivalents classified within assets related to discontinued operations	1,114	8,099
Net decrease in cash and cash equivalents	$(220,967)	$(85,444)

Net cash used in operating activities totaled $6.5 million and $2.8 million for 2020 and 2019, respectively. The increase of $3.7 million is a result of $0.6 million of changes in working capital and $3.1 million of cash generated by our operating results for the year ended December 31, 2020, which were positively impacted by the growth of the business and acquisitions during the year.

Net cash provided in investing activities totaled $1.6 million in 2020 solely related to cash acquired as part of the Wild Sky Media acquisition, compared to cash provided by investing activities of $0.8 million for 2019 mainly related to cash proceeds from acquisitions.

Net cash provided by financing activities totaled $4.6 million and $1.9 million for 2020 and 2019, respectively. Financing activities in 2020 were mainly cash provided from the sale of our securities, net of repayments of debt obligations and the payable of cash dividends on our Series A, E and F convertible preferred stock to related parties. Financing activities in 2019 were mainly the sale of our securities, net of repayments of debt obligations and the payable of cash dividends on our Series E and F convertible preferred stock to related parties.

Off balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 3, “Summary of Significant Accounting Policies.”

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Based on these criteria, management has identified the following critical accounting policies:

Revenue Recognition

The Company recognizes revenue from its own advertising platform, ad network partners and websites (“Ad Network”) through its publishing advertiser impressions and pay-for-click services, our owned and operated sites, our ad network, or platforms. Invalid traffic on the Ad Network may impact the amount collected and adjusted by our Ad Network.

The Company has one revenue stream generated directly from publishing advertisements, whether on our owned and operated sites, our ad network, or platforms. The revenue is earned when the users click on the published website advertisements. Specific revenue recognition criteria for the advertising revenue stream are as follows:

●	Advertising revenues are generated by users “clicking” on or seeing website advertisements utilizing several ad networks partners.
●	Revenues are recognized net of adjustments based on the traffic generated and is billed monthly. The Company subsequently settles these transactions with publishers at which time adjustments for invalid traffic may impact the amount collected.

On January 1, 2019, the Company adopted the new accounting standard, FASB ASC 606, Revenue from Contracts with Customers, as amended, which modified the existing accounting standards for revenue recognition for years ended December 31, 2020 and December 31, 2019. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 5, “Revenue Recognition” for further information about the impact of the adoption of this new accounting standard.

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at invoiced amounts on the date revenue is recognized. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. The Company is also subject to adjustments from traffic settlements that are deducted from open invoices.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Goodwill, Net and Intangible Assets, Net

Goodwill and Intangible assets result primarily from acquisitions. The Company categorizes Goodwill into two reporting units: “Owned & Operated” and “Ad Network”. Intangible assets include trade name, customer relationships, IP/technology and non-compete agreements. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including the trade name and other intangibles, with any remaining purchase price recorded as goodwill.

Goodwill is not amortized, rather, an impairment test is conducted on an annual basis, or more frequently if indicators of impairment are present, which are determined through a qualitative assessment. A qualitative assessment includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt structure, adjusted for current market conditions. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the fair value with its carrying amount. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be necessary. The Company’s annual assessment date is September 30.

The Company’s trade name, customer relationships and IP/technology are amortized on a straight-line basis over a useful life of 5 years. Non-compete agreements are amortized on a straight-line basis over the length of each agreement, typically between 3-5 years. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Amortization and Impairment of Long-Lived Assets.”

Amortization and Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and related notes, together with the report of independent registered public accounting firm, appear starting at pages F-1 of this Annual Report on Form 10-K for the years ended December 31, 2020 and 2019 are incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 25, 2021, the Audit Committee of the Board of Directors of Bright Mountain Media, Inc. (the “Company”) dismissed EisnerAmper LLP (“Eisner”), as the Company’s independent registered public accounting firm, effective August 24, 2021, and engaged WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm for the years ended December 31, 2019 and December 31, 2020. As described below, the change in independent registered public accounting firm is not the result of any disagreement with Eisner.

Eisner’s audit reports on the financial statements for the years ended December 31, 2018 did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, or modify its opinion as to uncertainty, audit scope or accounting principles except for the inclusion of an explanatory paragraph related to substantial doubt about the ability to continue as a going concern, but the 2019 opinion was withdrawn when the Company filed its Form 8-K on March 31, 2021 stating that a restatement was necessary and all previously filed financials could not be relied upon.

During the fiscal years ended December 31, 2019 and 2020, and the subsequent interim period through August 24, 2021, there were: (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between the Company and Eisner on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Eisner’s satisfaction, would have caused Eisner to make reference thereto in their reports; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that Eisner concurred with the Company’s assessment of material weaknesses related to the Company’s internal controls over financial reporting.

In its Management’s Report on Internal Control Over Financial Reporting, as set forth in Item 4 “Controls and Procedures” of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 and Item 9A “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company reported material weaknesses in its internal controls over financial reporting, which constitute reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). These material weaknesses are: i) Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel, ii) The Company’s systems that impact financial information and disclosures have ineffective information technology controls, iii) Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded, iv) Management evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting was not sufficiently comprehensive due to limited personnel, v) Ineffective controls and procedures in area of review and preparation of Form 10-K and other filings on a timely basis, vi) Inadequate controls surrounding information provided to third party valuation reports in connection with acquisitions to ensure that the financial information is accurate and free from misstatements, and vii) Management calculation of the provision for income taxes and related deferred income taxes were not calculated correctly in accordance with ASC 740, Income Taxes. Management needs to gain a more precise understanding of the components of the income tax provision and deferred income taxes and monitor the differences between the income tax basis and financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. The Audit Committee discussed the subject matter of the reportable events with Eisner. The Company has authorized Eisner to respond fully to Withum’s inquiries concerning the subject matter of such reportable events. Notwithstanding these material weaknesses in internal control over financial reporting, the Company has concluded that, based on its knowledge, the consolidated financial statements, and other financial information included in its Annual Reports on Form 10-K for the fiscal year ended December 31, 2019 present fairly, in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. However, on March 31, 2021, the Company issued a Form 8-K where it disclosed that it determined that the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2019, and the unaudited consolidated financial statements as of and for each of the interim quarterly periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Prior Period Financial Statements”), should no longer be relied upon due to material errors contained in those financial statements.

During the fiscal years ended December 31, 2019 and 2020 and the subsequent interim period through August 24, 2021, neither the Company nor anyone on its behalf has consulted with Withum regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Withum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions; or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Company provided Eisner with a copy of its Form 8-K prior to its filing with the Securities and Exchange Commission (“SEC”) and requested that Eisner furnish the Company with a letter addressed to the SEC stating whether or not Eisner agrees with the above statements. A copy of the letter from Eisner dated August 31, 2021 is filed with its Form 8-K.

Concurrent with the decision to dismiss Eisner as the Company’s independent registered public accounting firm, the Company’s Audit Committee and the Board of Directors approved the engagement of Withum as the Company’s new independent registered public accounting firm to audit the Company’s financial statements fiscal year 2019 and 2020.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting (“ICFR”) described below.

Notwithstanding such material weakness in ICFR, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated financial statements as of and for the year ended December 31, 2020 and our restated consolidated balance sheet, restated consolidated statement of operations, restated consolidated statement of changes in shareholders’ equity and restated consolidated statement of cash flows as of and for the year ended December 31, 2019, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate ICFR (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our ICFR includes controls and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and President, and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2020 our ICFR were not effective at the reasonable assurance level:

●	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel.

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls.

●	Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded;

●	Management evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting was not sufficiently comprehensive due to limited personnel.

●	Ineffective controls and procedures in area of review and preparation of Form 10-K and other filings on a timely basis.
42

●	Inadequate controls surrounding information provided to third party valuation reports in connection with acquisitions to ensure that the financial information is accurate and free from misstatements.

●	Management calculation of the provision for income taxes and related deferred income taxes were not calculated correctly in accordance with ASC 740, Income Taxes. Management needs to gain a more precise understanding of the components of the income tax provision and deferred income taxes and monitor the differences between the income tax basis and financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances.

Internal Control Remediation Efforts. Management expects to remediate the material weaknesses identified above as follows:

●	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP, U.S. Securities, and Exchange Commission compliance requirements. We have expanded our finance department through the hiring of a certified public accountant to strengthen the segregation of duties, internal controls and enhance our current staff. Management will further expand the accounting and finance function by hiring appropriate staff to resolve this material weakness in 2021.

●	Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls’ implementation and documentation of those controls and procedures that is expected to commence in 2021.

●	In addition, we expect that the discontinuation of the E-Commerce segment will provide the opportunity for the finance department to focus on enhancing the efficiency and effectiveness of the department functions and reporting, allowing the staff to focus on one segment and revenue stream.

●	The Company plans on evaluating various accounting systems to enhance our system controls.

●	The Company plans to bring in consultants as needed to assist with the preparation of financial reports to be filed and ensure filings are made on a timely basis.

●	The Company plan to implement controls related to the information to be provided to third party valuation firms to ensure information is accurate and free from misstatements.

●	The Company will provide additional training and development classes for accounting and finance staff regarding current changes in accounting for income taxes and deferred income taxes, pursuant to ASC 740, to enhance their current skills and understanding of the components of deferred taxation and accounting for income taxes.

We will continue to monitor and evaluate the effectiveness of our ICFR on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered independent public accounting firm on management’s assessment regarding ICFR due to the exemption from such requirements established by rules of the SEC for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

As stated, the steps taken in remediation were the changes in the Company’s ICFR (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Name	Age	Positions
W. Kip Speyer*	73	Chairman of the Board of Directors
Edward Cabanas*	50	Chief Financial Officer
Todd F. Speyer*	40	Director, Chief Executive Officer- Bright Mountain, LLC
Joey Winshman	33	Director, Chief Marketing Officer - Oceanside
Pamela Parizek	56	Director
Charles H. Lichtman	66	Director
Harry Schulman	68	Director
Gretchen Tibbits	54	Director

* Named Executive Officer (“NEO”)

W. Kip Speyer has been our CEO, President and Chairman of the Board since May 2010. During December 2021, he has stepped down as CEO and transitioned Mr. Matthew Drinkwater as the Company’s new CEO (see Subsequent Events Note 20 for further information). From 2005 to 2009 Mr. Speyer served as a director, the president and chief executive officer of Speyer Door and Window, LLC, which was sold to Haddon Windows, LLC (SecuraSeal, LLC, AccuWeld Corporation) in December 2009. From October 2002 to May 2005 Mr. Speyer had been a private investor. Mr. Speyer was president and chief executive officer of Intelligent Systems Software, Inc. from October 2000 through June 2002, whereby Mr. Speyer became chief executive officer of ICAD, Inc. (ICAD: NASDAQ) which was a combination of ISSI and Howtek, Inc. (HOWT:NASDAQ). Mr. Speyer was the president and chief executive officer of Galileo Corporation (GAEO: NASDAQ) from 1998 to 1999. Galileo Corporation changed its name to NetOptix (OPTX: NASDAQ) and was merged with Corning Corporation (GLW: NYSE) in a stock purchase in May 2000. From 1996 to 1998 Mr. Speyer was the president of Leisegang Medical Group, three medical device companies owned by Galileo Corporation. Prior to joining Galileo Corporation, Mr. Speyer founded Leisegang Medical, Inc. and served as its president and chief executive officer from 1986 to 1996. Leisegang Medical, Inc. was a company specializing in medical devices for women’s health. Mr. Speyer is a graduate of Northeastern University, Boston, Massachusetts, where he earned a Bachelor of Science Degree in Business Administration in 1972. Mr. W. Kip Speyer is active in many local charities and is the father of Mr. Todd F. Speyer, our Chief Operating Officer – Bright Mountain, LLC and a director. Mr. Speyer’s experience as the Chief Executive Officer and/or Chairman of the Board of Directors of other public companies were factors considered by our board of directors in concluding that he should be serving as a director of our company.

Edward Cabanas Mr. Cabanas was appointed Chief Financial Officer on September 1, 2020. Mr. Cabanas, age 49 served as the Vice President-Finance for ACAMS, L.L.C. (Association of Certified Anti-Money Laundering Specialists), a wholly owned subsidiary of Adtalem Global Education (NYSE: ATGE) where he oversaw the finance function for the company and partnered with the operation focusing on sales management, international expansion and product development. From February 2017 until August 2019 Mr. Cabanas served as Senior Vice President, Chief Financial Officer for the connectivity segment of Global Eagle Entertainment (NASDAQ: ENT) where he oversaw the global finance and accounting functions for a leading provider of satellite-based connectivity to the air, sea and remote land markets. From 2001 until 2016 Mr. Cabanas served in various senior finance and business development positions at Laureate Education (NASDAQ: LAUR). Mr. Cabanas received a BS in Public Accounting from Fordham University and obtained his CPA license (currently inactive) from The State of New York.

Todd F. Speyer has been a member of the board of directors and an employee of our company since January 2011, currently serving as our Chief Executive Officer – Bright Mountain, LLC. Mr. Speyer is responsible for the content and operations of our owned websites and proprietary ad serving technology. For over the previous five and one-half years, he has been responsible for the integration of all website organic growth and acquisitions, including content, design and visitor traffic. Previously, Mr. Speyer was our Director of Business Development, helping locate acquisitions and shaping the website portfolio. Mr. Speyer graduated from Florida State University in 2004 with a Bachelor of Arts Degree in English Literature. Mr. Todd F. Speyer is the son of Mr. W. Kip Speyer, our CEO, President and Chairman. Mr. Speyer’s website development experience as well as his marketing experience were factors considered by our board of directors in concluding that he should be serving as a director of our company.

Joey Winshman has been a member of our Board of Directors since August 2019. Mr. Winshman has served as Chief Marketing Officer of S&W since co-founding the company in February 2015. Since June 2019 he has also served as Chief Marketing Officer of Lumynox, a subsidiary of S&W. Prior to co-founding S&W, from June 2013 until January 2015 Mr. Winshman was Media Manager for Taptica International Ltd., now known as Tremor International Ltd. (AIM: TRMR), a leader in advertising technologies with operations in more than 60 countries. Mr. Winshman, who is a citizen of both Israel and the U.S., received a B.S. in Business Administration, Management Information Systems, from the University of Vermont.

Pamela Parizek has been a member of our Board of Directors since October 2020. Pam has over 30 years of experience advising corporate boards, audit committees, c-suite executives and outside counsel on complex accounting, legal and regulatory matters. She is a JD/CPA, certified in financial forensics, and previously served in the enforcement division of the U.S. Securities and Exchange Commission (SEC) and led the Washington, DC forensic practice of a Big Four accounting firm. Pamela has led numerous investigations involving public companies, private entities and charitable foundations and her findings have been presented to U.S. and foreign regulatory authorities – in compliance with restrictive data protection and privacy regimes around the world. She has also provided forensic assistance to audit engagement teams on fraud risk, accounting irregularities and alleged illegal acts. Pamela serves on the Board of Directors of Foundation for a Smoke-Free World and on the Board of Trustees of the National Museum of Women in the Arts. She previously served on the boards of Global Kids, Inc. and the SEC Historical Society. Ms. Parizek holds a JD from Northwestern University School of Law and a BA from Harvard College.

Charles H. Lichtman has been a member of our board of directors since October 2014. Mr. Lichtman is an attorney practicing law since 1980, licensed in Illinois and Florida. He is a partner of Berger Singerman LLP since 2001. Mr. Lichtman has been honored as a two-time Lawyer of the Year by Best Lawyers in America and noted by them for his excellence every year since 2009 in the categories of Complex Business Litigation, Securities Litigation, Bankruptcy Litigation and Commercial Litigation. He has also been recognized by Chambers International and received other legal awards from various entities and periodicals. Mr. Lichtman’s professional experience as an attorney was the factor considered by our board of directors in concluding that he should be serving as a director of our company.

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

Gretchen Tibbits joined the Board of Directors in February 2021. Ms. Tibbits has over 25 years of experience in management, strategy, and mergers & acquisitions. She is an Investment Banker focused on the media & technology and consumer content & commerce sectors. Previously, Ms. Tibbits served in executive roles at LittleThings, StyleCaster, Hearst, ESPN, and WorkingWomanNetwork. Ms. Tibbits holds an M.B.A. in Finance and Management from New York University, where she was a Stern Scholar, and a B.A. from the University of Virginia. She currently chairs the Campaign for the Arts and the Arts Endowment at the University of Virginia and serves on the board of the Tectonic Theater Project.

Ms. Tibbits has no arrangements or understandings with any other person pursuant to which she was appointed as a director and no family relationships with any director or executive officer of the Company. Ms. Tibbits has no direct or indirect beneficial ownership in the Company’s common stock or rights to acquire common stock.

Leadership structure, independence of directors and risk oversight

Mr. W. Kip Speyer serves as our Chairman of our board of directors. Messrs. Lichtman, Schulman, Parizek, and Tibbits are considered independent directors within the meaning of Rule 802 of the NYSE American Company Guide.

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

Committees of our board of directors

In May 2015, our board of directors established a standing Audit Committee and a standing Compensation Committee. In August 2016, our board of directors established a standing Corporate Governance and Nominating Committee. Each committee has a written charter. The charters are available on our website at www.brightmountainmedia.com. All committee members are required to be independent directors.

Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Charles H. Lichtman		✔	✔
Harry Schulman	✔	✔	✔
Pamela Parizek	✔		✔
Gretchen Tibbits			✔

Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

●	the integrity of our financial statements;
●	our compliance with legal and regulatory requirements; and
●	the appointment, compensation, and oversight of our independent registered public accountants.

The Audit Committee is composed of two directors, each of whom has been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. Two of the members of the Audit Committee are qualified as an “audit committee financial expert” as defined by the SEC. The Audit Committee met four times during 2020.

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

The Compensation Committee is charged with ensuring that our compensation programs are competitive, designed to attract and retain highly qualified directors, officers, and employees, encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our shareholders. The Compensation Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. The Compensation Committee did not meet in 2020.

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

The purpose of the Corporate Governance and Nominating Committee is to assess the performance of the board and to make recommendations to the board from time to time, or whenever it shall be called upon to do so, regarding nominees for the board and to ensure our compliance with appropriate corporate governance policies and procedures. The Corporate Governance and Nominating Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. The Corporate Governance and Nominating Committee met three times in 2020.

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

Director compensation

In December 2017, our board of directors adopted a compensation policy for our independent directors for 2019. Under the terms of the 2019 director compensation policy, independent directors will receive $500 in cash for each board meeting attended and members of any committee of the board receive an additional $250 per committee meeting attended. In November 2019, our board of directors changed the compensation policy to compensate the directors 2,500 stock options for each meeting attended. Our non-independent directors are not compensated for their services. At the end of 2020, our board of directors changed the compensation policy to compensate the independent directors with 45,000 restricted shares per year on a pro-rata basis, based on their start date.

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2020. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

	Fees			Non-equity	Nonqualified
	earned			incentive	deferred
	or	Stock	Option	plan	compensation	All other
	paid in	awards	awards	compensation	earnings	Compensation
Name	cash ($)	($)	($)	($)	($)	($)	Total ($)
Harry Schulman	—	139,050	7,450	—	—	—	146,500
Pamela Parizek	—	28,953	—	—	—	—	28,953
Charles Lichtman	—	139,050	7,450	—	—	—	146,500
Gretchen Tibbits (1)	—	—	—	—	—	—	—

(1)	Ms. Tibbits joined the board in February 2021. She did not earn and was not paid any compensation during the 2020 year.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2020, except for Mr. Kip Speyer who failed to timely file one Form 4, related to one disposition by gift. The delinquent Form 4 has subsequently been filed.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;
●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2020; and
●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2020.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
W. Kip Speyer, Chairman of the Board (2)	2020	275,520	—	—	—	—	—	9,785	285,305
	2019	165,000		—	—	—	—	8,800	173,800
Emily Smith, Chief Executive Officer – Wild Sky Media (3)	2020	235,000	—	—	—	—	—	—	—
Todd Speyer, Chief Executive Officer – Bright Mountain, LLC	2020	144,347	—	—	—	—	—	—	144,347
	2019	114,583	—	—	—	—	—	—	114,583
Edward Cabanas, Chief Financial Officer (4)	2020	73,903							73,903
Alan Bergman, Former Chief Financial Officer (5)	2020	140,000	—	—	—	—	—	—	140,000
	2019	67,500	—	—	—	—	—	—	67,500
Greg Peters, Former President and Chief Operating Officer (6)	2020	325,000	—	—	—	—	—	—	325,000
	2019	40,625	—	—	—	—	—	—	40,625

(1)	The amounts included in the “Stock Awards” column represent the aggregate grant date fair value of the shares of our common stock, computed in accordance with ASC Topic 718.
(2)	The amount of compensation paid to Mr. W. Kip Speyer excludes $63,136 and $191,862 in interest and dividend payments for 2020 and 2019, respectively. Effective December 1, 2021, Mr. W. Kip Speyer has transitioned Chief Executive Officer role into Chairman of the Board.
(3)	Ms. Smith joined the Company in connection with the Wild Sky acquisition on June 1, 2020.
(4)	Mr. Cabanas joined the Company as its Chief Financial Officer on September 1, 2020.
(5)	As of December 31, 2020, Mr. Bergman is no longer an officer of the Company.
(6)	Mr. Peters resigned as the President and Chief Operating Officer of the Company effective December 31, 2020.

Employment agreement with our named executive and other executive officers

W. Kip Speyer

We have entered into an Executive Employment Agreement with W. Kip Speyer, our Chairman of the Board, with an effective date of June 1, 2014. Under the terms of this agreement, he is serving as Chairman of the Board, Chief Executive Officer and President of our company. On April 1, 2017, we entered into an amendment to his employment agreement which extended the term for an additional three years, set his base compensation at $165,000 per annum and provided the ability to earn a performance bonus beginning for 2017 based upon annual revenues above $3,000,000 per year and the certain earnings before interest, taxes and depreciation, or “EBITDA,” goals as follows: (i) for annual revenues of $3,000,000 to $3,500,000, a bonus of 25% of his then base salary; (ii) for annual revenues of $3,500,001 to $4,000,000 and a minimum EBITDA of $100,000, a bonus of 40% of his then base salary; (iii) for annual revenues of $4,000,0001 to $4,500,000 and a minimum EBITDA of $150,000, a bonus of 65% of his then base salary; and (iv) for annual revenues of $4,500,001 or greater and a minimum EBITDA of $175,000, a bonus of 80% of this then base salary. Effective April 1, 2020, we entered into an amendment of his employment agreement to adjust his compensation to an annual rate of $325,000 and remove the performance bonus structure.

The agreement with Mr. Speyer will terminate upon his death or disability. In the event of a termination upon his death, we are obligated to pay his beneficiary or estate an amount equal to one-year base salary plus any earned bonus at the time of his death. In the event the agreement is terminated as a result of his disability, as defined in the agreement, he is entitled to continue to receive his base salary for a period of one year. We are also entitled to terminate the agreement either with or without case, and he is entitled to voluntarily terminate the agreement upon one year’s notice to us. In the event of a termination by us for cause, as defined in the agreement, or voluntarily by Mr. Speyer, we are obligated to pay him the base salary through the date of termination. In the event we terminate the agreement without cause, we are obligated to give him one years’ notice of our intent to terminate and, at the end of the one-year period, pay an amount equal to two times his annual base salary together with any bonuses which may have been earned as of the date of termination. A constructive termination of the agreement will also occur if we materially breach any term of the agreement or if a successor to our company fails to assume our obligations under Mr. Speyer’s employment agreement. In that event, he will be entitled to the same compensation as if we terminated the agreement without cause. The employment agreement contains customary non-compete and confidentiality provisions. We have also agreed to indemnify Mr. Speyer pursuant to the provisions of our amended and restated articles of incorporation and amended and restated by-laws. Effective December 1, 2021, Mr. W. Kip Speyer has transitioned Chief Executive Officer role into Chairman of the Board.

Todd Speyer

We are not a party to an employment agreement with Mr. Todd Speyer. His compensation is determined by the compensation committee, based upon industry norms. Mr. Todd Speyer is Mr. Kip Speyer’s son. Mr. Todd Speyer’s compensation may be changed from time to time at the discretion of the compensation committee of the board of directors.

Edward Cabanas

We are not a party to an employment agreement with Mr. Cabanas. His compensation is determined by the board of directors based upon industry norms. Mr. Cabanas’ compensation may be changed from time to time at the discretion of the compensation committee of the board of directors.

Emily Smith

Ms. Emily Smith has an employment agreement which was assigned to Bright Mountain per the acquisition of CL Media Holdings, LLC (d/b/a/ Wild Sky Media) which occurred during June 2020. The agreement is dated August 15, 2019, subsequently amended on September 9, 2019. Ms. Smith would be the Chief Executive Officer of Wild Sky Media and earn an annual salary of $400,000, be eligible for an annual discretionary bonus, and be eligible for-profit participation. In case of termination, there is a 6-month severance clause, including continued benefits, if applicable, through the 6-month period. During April 2020, Ms. Smith accepted a reduction in pay to a base salary of $300,000 per year, which is still in effect as of this writing.

Greg Peters

Effective December 31, 2020, the Company accepted the resignation of Mr. Gregory Peters as its President and Chief Operating Officer and a Director of the Company. Effective January 1, 2021, the Board of Directors approved a Consulting Agreement with Greg Peters (“Peters Consulting Agreement”). The Peters Consulting Agreement replaced Mr. Peters existing Employment Agreement. The Peters Consulting Agreement will expire March 31, 2023 and will pay Mr. Peters $27,083 per month and he will provide up to 20 hours per week on matters mutually agreed to between Mr. Peters and the Company’s Chairman of the Board. Mr. Peters will not participate in the Company’s benefit programs and he is not entitled to any additional reimbursements except agreed out-of-pocket business expenses. Mr. Peters may work for others provided such entities do not compete with the business of the Company. The above represents a summary of Mr. Peters’ Consulting Agreement; the complete Peters Consulting Agreement is filed as Exhibit 10.30 to this Annual Report on Form 10-K.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2020, together with unexercised stock options, stock that has not vested and equity incentive plan awards for each of our other executive officers outstanding as of December 31, 2020:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
W. Kip Speyer	—	—	—	—	—	—	—	—	—
Edward Cabanas	—	100,000	—	2.10	8/3/30	—	—	—	—
Todd Speyer	180,000	—	—	0.14	1/3/21	0	0	0	0
	100,000	—	—	0.65	10/27/25	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 17, 2021 we had 150,619,286 shares of our common stock issued and 149,794,111 shares of our common stock outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of that date by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

W. Kip Speyer (1)	30,968,507	20.7%
Edward Cabanas	100,000	0.1%
Todd F. Speyer (2)	616,900	0.4%
Joey Winshman	4,353,351	2.9%
Charles H. Lichtman (3)	1,717,636	1.1%
Harry Schulman	50,000	0.0%
Pamela Parizek	9,370	0.0%
Gretchen Tibbits	-	-
All directors and executive officers as a group (eight persons) (1)(2)(3)	37,815,764	25.2%
Andrew A. Handwerker (4)	11,918,458	8.0%
Total Officers, Directors and Affiliates	49,734,222	33.2%

(1)	The number of shares of common stock beneficially owned by Mr. Speyer includes (i) 2,375,000 shares issuable upon the conversion of shares of our 10% Series E convertible preferred stock, (ii) 2,177,233 shares of our common stock issuable upon the conversion of shares of our 12% Series F-1 Convertible Preferred Stock, (iii) 1,408,867 shares of common stock issuable upon the conversion of shares of our 6% Series F-2 Convertible Preferred Stock, (iv) 757,917 shares of our common stock issuable upon the conversion of shares of our 10% Series F-3 Convertible Preferred Stock, (v) 1,200,000 shares of our common stock issuable upon the conversion of shares of our 10% Series A-1 Convertible Preferred Stock, and (vi) 200,000 shares of our common stock issuable upon the conversion of convertible promissory notes in the aggregate principal amount of $80,000 which have a conversion price of $0.40 per share.

(2)	The number of shares of common stock beneficially owned by Mr. Speyer includes 75,000 shares underlying vested stock options.

(3)	The number of shares beneficially owned by Mr. Lichtman includes 136,599 shares underlying vested stock options.

(4)	The number of shares beneficially owned by Mr. Handwerker includes:

●	5,169,500 shares held jointly with his wife: and
●	4,390,888 shares held individually.

The number of shares beneficially owned by Mr. Handwerker excludes 750,000 shares underlying common stock purchase warrants. Under the terms of the warrants, Mr. Handwerker may not exercise the warrants to the extent such conversion or exercise would cause him, together with his affiliates, to beneficially own a number of shares of our common stock which would exceed 4.99% of our then outstanding shares of our common stock following such exercise. This limitation may be increased to 9.99% at Mr. Handwerker’s option upon 61 days’ notice to us.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:
2011 Stock Option Plan	563,000	0.23	337,000
2013 Stock Option Plan	433,000	0.91	467,000
2015 Stock Option Plan	141,000	0.72	859,000
2019 Stock Option Plan	238,227	1.83	4,761,773
Plans not approved by shareholders:	-	-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In 2020 and 2019 we paid cash dividends on these outstanding shares of our 10% Series E Convertible Preferred Stock and the three sub-series of our Series F Convertible Preferred Stock described below of $55,000 and $180,931, to Mr. Speyer, respectively.

Note Exchange Agreement

From time-to-time Mr. Speyer lent us funds for working capital under the terms of various convertible promissory notes. On November 7, 2019 we entered into a Note Exchange Agreement with Mr. Speyer pursuant to which we exchanged:

●	$1,075,000 principal amount and accrued but unpaid interest due Mr. Speyer under 12% Convertible Promissory Notes maturing between September 26, 2021 and April 10, 2022 for 2,177,233 shares of our newly created Series F-1 Convertible Preferred Stock in full satisfaction of those notes:
●	$660,000 principal amount and accrued but unpaid interest due Mr. Speyer under 6% Convertible Promissory Notes maturing between April 19, 2022 and July 27, 2022 for 1,408,867 shares of our newly created Series F-2 Convertible Preferred Stock in full satisfaction of those notes: and
●	$300,000 principal amount and accrued but unpaid interest due Mr. Speyer under 10% Convertible Promissory Notes maturing between August 1, 2022 and August 30, 2022 for 757,197 shares of our newly created Series F-3 Convertible Preferred Stock in full satisfaction of those notes.

Convertible notes

During November 2019, we issued and sold Mr. Speyer two five-year unsecured convertible notes in the aggregate principal amount of $80,000. These notes, which are convertible at the option of the holder at any time at a conversion price of $0.40 per share, will automatically convert into shares of our common stock on the fifth anniversary of the date of issuance. We used the proceeds from these notes for working capital.

Director independence

Messrs. Lichtman, Schulman, Parizek and Tibbits are considered “independent” within the meaning of Section 802 of the NYSE American Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees for professional audit services and other services rendered by EisnerAmper, LLP for the audit of the Company’s annual financial statements for the years ended December 31 2020 and 2019, and fees billed for the other services rendered during those periods.

	2020	2019
Audit Fees	$348,800	$309,990
Audit-Related Fees	300,350	49,920
Tax Fees	16,000	16,000
Total	$665,150	$375,910

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2020 and 2019 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

15(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

15(a)(2) Financial Statement Schedules

The financial statement schedules are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K. All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto listed in the Index to Consolidated Financial Statements, starting on page F-1 of this Annual Report on Form 10-K.

15(a)(3) Exhibits

The exhibits are listed in the Exhibit Index attached to this Annual Report on Form 10-K.

EXHIBIT INDEX

					Filed or
		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation	Form 10	1/31/13	3.3
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/4/15	3.7
3.9	Articles Amendment to the Amended and Restated Articles of Incorporation	8-K	11/13/18	3.10
3.10	Amended and Restated Bylaws	Form 10	1/31/13	3.2
4.1	Form of unit warrant 2018 private placement	10-K	4/2/18	4.1
4.2	Form of placement agent warrant 2018 private placement	10-K	4/2/18	4.2
4.3	Specimen common stock certificate	10-K	05/14/2020	4.3

4.4	Form of unit warrant 2019 private placement	8-K	1/14/19	4.1
4.5	Form of placement agent warrant 2019 private placement	8-K	1/14/19	4.2
10.1	2011 Stock Option Plan	Form 10	1/31/13	10.1
10.2	2013 Stock Option Plan	10-Q	11/13/13	10.18
10.3	2015 Stock Option Plan	8-K	5/27/15	10.36
10.4	2019 Stock Option Plan				Filed
10.5	Letter agreement dated September 19, 2017 with Vinay Belani	8-K	9/25/17	10.2
10.6	Consulting Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.45
10.7	M&A Advisory Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.46
10.8	Finder’s Agreement dated October 31, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	10-Q	11/20/18	10.2
10.9	Uplisting Advisory and Consulting Agreement dated December 11, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	1/14/19	10.1
10.10	Lease Agreement dated August 24, 2014 for registrant’s principal executive offices	10-Q	11/12/14	10.26
10.11	Addendum to Lease dated August 5, 2015 for registrant’s principal executive offices	10-Q	8/11/15	10.37
10.12	Amendment to Lease Agreement dated August 8, 2018 for registrant’s principal executive offices	10-Q	11/20/18	10.1
10.13	Executive Employment Agreement effective April 1, 2020 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	3/31//20	10.1
10.14	Consulting Agreement effective January 1, 2021 between Greg Peters and Bright Mountain Media, Inc.	8-K	01/06/2021	10.1
10.15	Share Exchange Agreement and Plan of Merger dated July 31, 2019 by and among Bright Mountain Media, Inc., Bright Mountain Israel Acquisition Ltd. (a to be formed entity), Slutzky & Winshman Ltd. and the shareholders of Slutzky & Winshman, Ltd.	8-K	8/1/19	2.1
10.16	Amendment dated July 31, 2019 to Finder’s Fee Agreement by and between Bright Mountain Media, Inc. and Spartan Capital Securities, LLC	8-K	8/7/19	10.2
10.17	Promissory Note dated August 15, 2019 due to Joey Winshman	8-K	8/16/19	10.1
10.18	Promissory Note dated August 15, 2019 to Nadav Slutzky	8-K	8/16/19	10.2
10.19	Promissory Note dated August 15, 2019 to Eli Desatnik	8-K	8/16/19	10.3
10.20	Employment Agreement dated August 15, 2019 by and between Slutzky & Winshman Ltd. and Joey Winshman	8-K	8/16/19	10.8
10.21	Consulting Agreement dated August 15, 2019 by and between Bright Mountain Media, Inc., Slutzky & Winshman Ltd. and Nadav Slutzky	8-K	8/16/19	10.9
10.22	Membership Interest Purchase Agreement dated June 5, 2020 between Centre Lane Partners Master Credit Fund II and Bright Mountain Media, Inc.	8-K	6/8/20	10.1
10.23	Credit Agreement dated as of June 5, 2020 by and among CL Media Holdings, LLC, as the Borrower, the Financial Institutions thereto and Centre Lane Partners Master Fund II, L.P. as Agent	8-K	6/8/20	10
10.24	Merger Agreement and Plan of Merger dated November 8, 2019 by and among Bright Mountain Media, Inc. BMTMZ, and News Distribution Network, Inc.	8-K	11/21/19	2.1

10.25	Form of Warrant for November 2019 Private Placement	8-K	02/04/2020	10.2
10.26	First Amendment to an Amended and Restated Senior Credit Agreement dated April 26, 2021.	8-K	4/30/2021	10.1
10.27	Second Amendment to an Amended and Restated Senior Credit Facility Agreement dated May 26, 2021.	8-K	6/2/2021	10.1
10.28	Third Amendment to Amended and Restated Senior Credit Facility Agreement dated December 20, 2021	8-K	08/18/2021	10.1
10.29	Fourth Amendment to Amended and Restated Senior Secured Credit Agreement dated August 31, 2021	8-K	09/07/2021	10.1
10.30	Fifth Amendment to Amended and Restated Senior Secured Credit Agreement dated October 8, 2021	8-K	10/08/2021	10.1
10.31	Sixth Amendment to Amended and Restated Senior Secured Credit Agreement dated November 5, 2021	8-K	11/05/2021	10.1
10.32	Share Issuance Agreement between Spartan Capital Securities, LLC and Bright Mountain Media, Inc. dated September 22, 2021	8-K	09/28/2021	10.1
14.1	Code Conduct and Ethics	10-K	3/31/14	14.1
21.1	List of subsidiaries				Filed
23.1	Consent of ___________				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer				Filed

101.INS	XBRL INSTANCE DOCUMENT				Filed

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				Filed

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				Filed

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				Filed

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				Filed

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

Date: December 23, 2021	By:	/s/ W. Kip Speyer
W. Kip Speyer
Director and Principal Executive Officer

Date: December 23, 2021	By:	/s/ Edward A. Cabanas
Edward A. Cabanas
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2021	By:	/s/ W. Kip Speyer
W. Kip Speyer
Chairman of the Board of Directors and Principal Executive Officer

Date: December 23, 2021	By:	/s/ Harry Schulman
Harry Schulman
Director

Date: December 23, 2021	By:	/s/ Charles H. Lichtman
Charles H Lichtman
Director

Date: December 23, 2021	By:	/s/ Joey Winshman
Joey Winshman
Chief Marketing Officer, Director

Date: December 23, 2021	By:	/s/ Todd Speyer
Todd Speyer
CEO Bright Mountain, LLC., Director

Date: December 23, 2021	By:	/s/ Pamela Parizek
Pamela Parizek,
Director

Date: December 23, 2021	By:	/s/ Gretchen Tibbits
Gretchen Tibbits
Director

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bright Mountain Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Mountain Media, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Slutzky and Winshman, Ltd., a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 3.6 percent and 18.8 percent, respectively, as of and for the year ended December 31, 2020, and 3.6 percent and 40.5 percent, respectively, as of and for the year ended December 31, 2019, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Slutzky and Winshman, Ltd., is based solely on the report of the other auditors.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bright Mountain Media, Inc. as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Company’s financial statements as of and for the year ended December 31, 2019 (which were previously audited by predecessor auditors), have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

East Brunswick, New Jersey

December 23, 2021

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
		(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$736,046	$957,013
Accounts receivable, net of allowance for doubtful accounts of $774,826 and $505,401, at December 31, 2020 and 2019, respectively	6,430,253	3,967,899
Note receivable, net	13,910	63,812
Prepaid expenses and other current assets	940,214	704,505
Current assets – discontinued operations	–	1,705
Total current assets	8,120,422	5,694,934

Property and equipment, net	113,250	30,666
Website acquisition assets, net	5,600	48,928
Intangible assets, net	7,653,717	19,392,436
Goodwill	19,645,468	52,133,622
Prepaid services/consulting agreements – long term	664,593	913,182
Right-of-use asset	72,598	397,912
Other assets	253,650	35,823
Total assets	$36,529,299	$78,647,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,595,006	$8,517,769
Accrued expenses	3,546,896	4,722,491
Accrued interest to related party	65,437	6,629
Premium finance loan payable	339,890	179,844
Deferred revenues	346,529	163,180
Long term debt, current portion	2,091,735	165,163
Operating lease liability, current portion	72,727	211,744
Current liabilities – discontinued operations	–	591

Total current liabilities	16,058,220	13,967,411

Long term debt to related parties, net	39,728	25,689
Long term debt	16,916,705	–
Deferred tax liability	–	319,936
Operating lease liability – net of current portion	–	198,232
Total liabilities	33,014,653	14,511,268

Commitments and Contingencies

Shareholders’ equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A-1, 2,000,000 shares designated, 1,200,000 shares issued and outstanding at December 31, 2020 and 2019	12,000	12,000
Series B-1, 6,000,000 shares designated, no shares issued and outstanding at December 31, 2020 and 2019	–	–
Series E, 2,500,000 shares designated, 2,500,000 issued and outstanding at December 31, 2020 and 2019	25,000	25,000
Series F, 4,344,017 shares designated, 4,344,017 issued and outstanding at December 31, 2020 and 2019	43,440	43,440
Common stock, par value $0.01, 324,000,000 shares authorized, 118,162,150 and 100,782,956 issued and 117,336,975 and 100,782,956 outstanding at December 31, 2020 and 2019, respectively	1,181,622	1,007,830
Treasury stock, at cost; 825,175 shares at December 31, 2020	(219,837)	–
Additional paid-in capital	96,427,166	84,265,623
Accumulated deficit	(93,932,080)	(21,217,658)
Accumulated other comprehensive loss	(22,665)	–
Total shareholders’ equity	3,514,646	64,136,235
Total liabilities and shareholders’ equity	$36,529,299	$78,647,503

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
		(As Restated)
Revenue:
Advertising	$15,839,429	$6,691,462

Cost of revenue:
Advertising	7,906,346	5,791,049
Gross profit	7,933,082	900,413

Operating expenses:
Selling, general and administrative expenses	22,092,352	9,454,240
Impairment expense – Goodwill	42,279,087	–
Impairment expense – Intangible assets	16,486,929	–
Total operating expenses	80,858,368	9,454,240

Loss from continuing operations	(72,925,286)	(8,553,827)

Other income (expense)
Interest income	10,006	47,396
Gain on settlement of liability	-	123,739
Other income	274,075	–
Interest expense	(581,924)	(20,077)
Interest expense – related party	(58,807)	(19,334)
Total other income	(356,650)	131,724

Loss before tax – continuing operations	(73,281,936)	(8,422,103)

Loss before tax – discontinued operations	–	(136,734)

Net loss before tax	(73,281,936)	(8,558,837)

Income tax benefit	567,514	4,384,146

Net loss	(72,714,422)	(4,174,691)

Preferred stock dividends
Series A-1, Series E, and Series F preferred stock	(363,460)	(319,367)
Total preferred stock dividends	(363,460)	(319,367)

Net loss attributable to common shareholders	(73,077,882)	(4,494,058)

Other comprehensive loss	(22,665)	–

Comprehensive loss	$(73,100,547)	(4,494,058)

Basic and diluted net loss for continuing operations per share	$(0.65)	$(0.06)
Basic and diluted net loss for discontinued operations per share	(0.00)	(0.00)
Basic and diluted net loss per share	$(0.65)	$(0.06)

Weighted average shares outstanding – basic and diluted	112,528,858	72,435,144

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31, 2020 and 2019 (As Restated)
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2019	6,844,017	$68,440	62,125,114	$621,252	—	$—	$19,775,753	$(17,042,967)	$—	$3,422,478
Net loss	—	—	—	—	—	—	—	(4,174,691)	—	(4,174,691)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(319,367)	—	—	(319,367)
Issuance of Series A-1 preferred stock	1,200,000	12,000	—	—	—	—	588,000	—	—	600,000
Issuance of common stock:
Units consisting of one share of common stock and one warrant issued for cash, net of costs	—	—	2,183,750	21,838	—	—	981,178	—	—	1,003,016
Units consisting of one share of common stock and two warrants issued for cash, net of costs			1,310,860	13,109	—	—	628,357	—	—	641,466
Oceanside acquisition (Note 4)	—	—	12,513,227	125,132	—	—	19,896,031	—	—	20,021,163
MediaHouse acquisition (Note 4)	—	—	22,559,790	225,598	—	—	42,523,703	—	—	42,749,301
For services rendered	—	—	90,215	901	—	—	140,283	—	—	141,184
Share-based compensation	—	—	—	—	—	—	51,684	—	—	51,684
Balance, December 31, 2019 (As Restated)	8,044,017	80,440	100,782,956	1,007,830	—	—	84,265,623	(21,217,658)	—	64,136,234
Net loss	—	—	—	—	—	—	—	(72,714,422)	—	(72,714,422)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(363,460)	—	—	(363,460)
Issuance of common stock:
Units consisting of one share of common stock and two warrants issued for cash, net of costs	—	—	10,398,700	103,987	—	—	3,915,710	—	—	4,019,697
Exercise of stock options	—	—	130,000	1,300	—	—	16,762	—	—	18,062
Restricted Share Awards	—	—	130,081	1,301	—	—	404,642	—	—	405,943
WSM acquisition (Note 4)	—	—	2,500,000	25,000	—	—	3,700,000	—	—	3,725,000
For services rendered	—	—	2,609,160	26,092	—	—	4,322,453	—	—	4,348,545
For cashless exercise of warrants	—	—	1,611,253	16,113	—	—	(16,113)	—	—	—
Acquisition of treasury stock, at cost	—	—	—	—	(825,175)	(219,837)	—	—	—	(219,837)
Share-based compensation	—	—	—	—	—	—	181,549	—	—	181,549
Adjustment from foreign currency translation, net	—	—	—	—	—	—	—	—	(22,665)	(22,665)
Balance, December 31, 2020	8,044,017	$80,440	118,162,150	$1,181,622	(825,175)	$(219,837)	$96,427,166	$(93,932,080)	$(22,665)	$3,514,646

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
		(As Restated)
Cash flows from operating activities:
Net loss	$(72,714,422)	(4,174,691)
Addback: Loss attributable to discontinued operations	—	136,734
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	56,017	10,265
Amortization of debt discount	14,039	14,001
Amortization	3,630,418	580,294
Goodwill impairment	42,279,087	—
Intangible impairment	16,486,929	—
Write-off of tradename	—	32,000
Gain on settlement of liability	—	(123,739)
Stock option vesting expense	181,549	51,684
Common stock and warrants issued for services	4,348,545	—
Compensation expense for stock issuances	405,943	140,283
Stock compensation for Oceanside shares	366,105	—
Stock issued for cashless exercise of warrants	—	—
Change in deferred taxes	(567,513)	(4,566,342)
Provision for bad debt	437,404	53,802
Changes in operating assets and liabilities:
Accounts receivable	(35,140)	(244,391)
Prepaid expenses and other current assets	752,754	211,568
Prepaid services / consulting agreements	248,590	249,318
Other assets	(217,827)	54,626
ROU asset and lease liability	(11,935)	12,064
Accounts payable	(80,419)	772,675
Accrued expenses	(2,331,213)	3,839,287
Accrued interest — related party	58,808	5,682
Deferred revenues	183,349	159,017
Cash used in continuing operations for operating activities	(6,508,935)	(2,785,863)
Cash provided by discontinued operations for operating activities	1,114	8,099
Net cash used in operating activities	(6,507,821)	(2,777,764)

Cash flows from investing activities:
Cash (paid)/proceeds (for)/from property and equipment, net	(14,026)	46,742
Cash paid for website acquisitions	—	(8,000)
Cash acquired in acquisition of subsidiaries	1,651,509	749,997
Net cash provided by investing activities from continuing operations	1,637,483	788,739

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	4,019,697	1,645,383
Proceeds from issuance of preferred stock	—	600,000
Insurance premium notes payable	—	22,626
Dividend payments	(63,136)	(319,367)
Principal payment on notes payable	—	—
Note receivable funded	—	(45,062)
Proceeds from repayment of note receivable	49,902	—
Proceeds from exercise of options	18,062	—
Proceeds from issuance of premium finance loan payable	160,046	—
Proceeds from PPP loan	464,800	—
Net cash provided by financing activities from continuing operations	4,649,371	1,903,581

Net decrease in cash and cash equivalents including cash and cash equivalents classified within assets related to continuing operations	(222,081)	(93,543)
Net decrease in cash and cash equivalents classified within assets related to discontinued operations	1,114	8,099
Net decrease in cash and cash equivalents	(220,967)	(85,444)
Cash and cash equivalents at beginning of year	957,013	1,042,457
Cash and cash equivalents at end of year	$736,046	$957,013

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$31,250

Supplemental disclosure of non-cash investing and financing activities
Settlement of Daily Engage liability	$219,837	$165,163
Non-cash acquisition of S&W net assets	$–	$3,234,811
Non-cash acquisition of MediaHouse net assets	$–	$1,193,313
Non-cash acquisition of S&W net liabilities	$–	$3,403,055
Non-cash acquisition of MediaHouse net liabilities	$–	$4,228,721
Non-cash intangible assets of S&W	$–	$20,189,407
Non-cash intangible assets of MediaHouse	$–	$45,779,811
Non-cash acquisition of WSM net assets	$5,469,625	$–
Non-cash acquisition of WSM net liabilities	$19,805,484	$–
Non-cash intangible assets of WSM	$18,060,859	$–
Common stock issued for acquisitions	$3,725,000	$62,770,464
Recognition of right of use asset for S&W	$–	$235,000
Recognition of right of use lease liability for S&W	$–	$247,065
Issuance of common stock for services	$4,348,545	$–
Issuance of debt in accordance with legal settlement (Encoding)	$215,978	$–

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization, Nature of Operations and Liquidity

Bright Mountain Media, Inc. (the “Company” or “Bright Mountain” or “We”) is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiary, Bright Mountain LLC, was formed as a Florida limited liability company in May 2011. Its wholly owned subsidiary, Bright Mountain, LLC (“BMLLC”) F/K/A Daily Engage Media Group, LLC (“Daily Engage”) was formed as a New Jersey limited liability company in February 2015. In August 2019, Bright Mountain Israel Acquisition, an Israeli company was formed and acquired the wholly owned subsidiary Slutzky & Winshman Ltd. (“S&W”) which then changed its name to Oceanside Media LLC (“Oceanside”), see Note 4. Further, on November 18, 2019, Bright Mountain, through its wholly owned subsidiary BMTM2, Inc., a Florida corporation, acquired News Distribution Network, Inc. (“NDN”), a Delaware company, which then changed its name to MediaHouse, Inc. (“MediaHouse”). On June 1, 2020, Bright Mountain acquired the wholly owned subsidiary CL Media Holdings, LLC D/B/A “Wild Sky Media” (“Wild Sky”). When used herein, the terms “BMTM, the “Company,” “we,” “us,” “our” or “Bright Mountain” refers to Bright Mountain Media, Inc. and its subsidiaries.

Discontinued Operations

Effective December 31, 2018 the Company discontinued the E-Commerce operations, the Products segment, per the determination of Management and the Board of Directors. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in Accounting Standards Codification (“ASC”) 205 and were classified as discontinued operation at December 31, 2018. For the year ended December 31, 2019, loss from discontinued operations before tax was $136,734. There were no discontinued operations in 2020. See Discontinued Operations Note 5.

Continuing Operations

The Company is engaged in operating a proprietary, end-to-end digital media and advertising services platform designed to connect brand advertisers with demographically-targeted consumers – both large audiences and more granular segments – across digital, social and connected television (CTV) publishing formats. We define “end-to-end” as our process for taking ad buying from beginning to end, delivering a complete functional solution, usually without requiring any involvement from a third party.

Through acquisitions and organic software development initiatives, we have consolidated and plan to further condense key elements of the prevailing digital advertising supply chain through the elimination of industry “middlemen” and/or costly redundancy of services via our ad exchange network. Our aim is to enable and support a streamlined, end-to-end advertising model that addresses both demand (ad buy side) and supply (media sell side) for both direct sales teams and programmatic sales and publishing of digital advertisements that reach specific target audiences based on what, where, when and how that specific target audience elects to access certain web and/or streaming video content. Programmatic advertising relies on computer programs to use data and proprietary algorithms to select which ads to buy and for what price, while direct sales involve traditional interpersonal contact between ad buyers and advertising sales representative(s).

By selling advertisements on our current portfolio of 20 owned and operated websites and 13 CTV apps, coupled with acquisition or development of other niche web properties in the future, we are building depth in specific demographic verticals that allow us to package audiences into targeted consumer categories valued by advertisers.

Oceanside provides digital performance-based marketing services to customers which include primarily advertisers and advertising agencies that promote or sell products and/or services to consumers through digital media.

MediaHouse partners with content producers and online news market websites to distribute video and banner advertisements throughout the United States of America (“U.S.”).

Wild Sky owns and operates a collection of websites that offer significant global reach through its content and niche audiences and has become a wholly-owned subsidiary of the Company. Wild Sky is the home to parenting and lifestyle brands.

Going Concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a net loss of $72,714,422, used cash outflows from continuing operating activities of $6,508,935 for the year ended December 31, 2020, and has an accumulated deficit of $93,932,080 at December 31, 2020 that raise substantial doubt about its ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate revenues, control its expenses and its ability to continue obtaining investment capital and loans from related parties and outside investors to sustain its current level of operations. Management continues raising capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources. The Company is not currently involved in any binding agreements to raise private equity capital. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19 Update

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. The spread of COVID-19, a novel strain of coronavirus, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic has caused disruptions in the services we provide. The COVID-19 pandemic has resulted in many states and countries imposing orders resulting in the closure of non-essential businesses, including many companies which advertise digitally. During 2021, we continued seeing lower advertising dollar spend in the first half of the year, but saw a rebound during the second half of 2021 as the health crisis improved supported by higher travel rates, national vaccination programs, higher vaccination rates for the general public and a broader age distribution of vaccines permitting lower aged children to obtain the vaccinations. It appears the pandemic will continue into 2022, but the digital ad spend dollars appears to be on an uptrend which would be positive for our industry.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Restatement Background

On March 31, 2021, the Board of Directors and management, upon the recommendation of the Audit Committee of the Board of Directors (the “Audit Committee”), concluded that the Company’s previously issued financial statements as of and for the year ended December 31, 2019 and unaudited consolidated financial statements as of and for each of the interim quarterly periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, (collectively, the “Prior Period Financial Statements”), should no longer be relied upon due to misstatements that are described below, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated Prior Period Financial Statements are provided below (see section “Restatement Items”). The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections were material to the Prior Period Financial Statements. As a result of the material misstatements, we have restated our Prior Period Financial Statements, in accordance with ASC 250, Accounting Changes and Error Corrections (the “Restated Financial Statements”).

The Restatement Items reflect adjustments to correct identified errors and has restated previously issued financial statements because of failure to properly record the following:

a.	Finder’s Fee accrual – The Company maintains a Finder’s Agreement with Spartan Capital Securities LLC (“Spartan Capital”) to identify and assist in business combinations, including any merger, acquisition or sale of stock or assets in connection with a merger or acquisition of other businesses. Upon closing of any such transaction, the Company shall pay an agreed fee relative to the consideration paid or received by the Company (the “finder’s fee”). There were two errors: i) the Company incorrectly used 3% instead of 5% to calculate the final finders’ fee; and ii) the Company determined that the consideration amount for the acquisition of MediaHouse (defined below) was overstated and affected the finders’ fee calculation (refer to “c” below).

In addition, the Company incorrectly calculated the number of shares to be issued to Spartan Capital as finder’s fees in connection with the Company’s acquisitions Slutzky & Winshman Ltd. (which later changed its name to Oceanside Media LLC) (“Oceanside”) and News Distribution Network, Inc. d/b/a MediaHouse (“MediaHouse”) during the year ended December 31, 2019.

The result of the correction for the year ended December 31, 2019 related to the Oceanside acquisition was that upon acquisition closing, accrued expenses were decreased by $4,656 with a corresponding decrease in selling, general and administrative expenses.

The result of the correction as of and for the year ended December 31, 2019, related to the MediaHouse acquisition was that upon acquisition closing, accrued expense liability was increased by $1,007,921 with a corresponding increase in operating expenses. Accrued expense liability and accumulated deficit were also corrected in the respective quarters ended March 31, 2020, June 30, 2020, and September 30, 2020.

b.	Common Stock issued in Oceanside acquisition – In connection with the Oceanside acquisition in August 2019, the Company issued an incorrect number of shares of Company common stock as consideration as it used a preliminary purchase price. Upon management’s re-evaluation of the consideration paid, the number of shares issued in connection with the Oceanside acquisition increased by 382,428 resulting in a correction and increase in goodwill, common stock and additional paid-in capital in the amounts of $611,885, $3,824, and $608,058, respectively, at September 30, 2019.

c.	MediaHouse acquisition – Upon evaluation of the final MediaHouse acquisition agreement, the Company noted the following corrections:

There was a miscalculation of the fair value of the warrants to be issued as part of consideration in the amount of $3,829,889 due to the conversion of bridge loan and open lines of credit, as well as a valuation adjustment. Further, the change in intangible assets valuation was mainly driven by the use of a more updated forecast that was lower than the original forecast utilized along with an increase in the Company’s state effective rate used to record deferred tax assets and liabilities resulted in an increase to the deferred tax liability of $836,363 which was fully offset by an adjustment to the tax provision to adjust the Company’s valuation allowance. The decrease of the valuation allowance was recorded as a benefit in the tax provision for the year ended December 31, 2019.

Additionally, in connection with the MediaHouse acquisition in November 2019, the Company issued shares of Company common stock to certain of MediaHouse’s investors as part of the consideration paid. During September 2020, the Company determined that one investor had been issued an incorrect number of shares as the result of a transposition mistake; the investor should have been issued 840,000 shares but was incorrectly issued 480,000 shares. This error resulted in a shortfall of shares of 360,000 valued at $590,400. In addition, another investor was not issued his shares in a timely manner amounting to 19,029 shares of the Company’s common stock valued at $31,208.

Upon management’s re-evaluation of the MediaHouse acquisition and the number of shares issued as consideration, the number of shares increased by 379,029 resulting in a correction and increase in Goodwill of $621,608, increase to Common stock of $3,790 and an increase to Additional paid in capital of $617,818 at December 31, 2019.

The reduction in the warrant valuation and equity corrections resulted in a reduction in consideration of ($3,208,282). The components in the change in consideration were: (1) reduction in warrant valuation of $3,829,889 and an increase in goodwill for two (2) investor equity corrections adding $621,608.

d.	Changes to Goodwill, Intangible assets – In connection with the reevaluation of the Oceanside acquisition, the intangibles decreased $1,535,100 and the goodwill increased $1,535,100 from the previously filed version. In connection with the reevaluation of the MediaHouse acquisition, the intangibles increased $1,209,500 from the previously filed version.

e.	Share-based compensation from Oceanside acquisition – As part of the Oceanside acquisition, the Company assumed a local employee and contractor option plan and converted it to the Company’s existing equity compensation plan utilizing the existing vesting dates at the time of the acquisition. The option holders were two (2) classes of individuals: (1) employees and (2) contractors. The pre-acquisition Oceanside options ceased to exist as of the acquisition date and all outstanding and unvested options for these two groups were converted using the agreed exchange ratio. In re-evaluating the transaction as part of the errors noted above, management concluded the Company did not record stock compensation expense for the local employees and contractors since the acquisition.

The result of the correction was an increase to share-based compensation, which is included in selling, general and administrative expenses, in the amount of $152,571 for the year ended December 31, 2019, with a corresponding increase in accrued expenses.

f.	Penalty accrual for untimely registration statement filings with the Securities and Exchange Commission (“SEC”) – During fiscal years 2018 and 2019, the Company sold units of its securities to various investors in several private placements. As part of each private placement, the Company agreed to file a registration statement with the SEC to register the resale of the shares by the respective holder in order to permit the public resale; such filing deadlines ranged from 120 to 270 days following the closing date of the respective placement and the Company was liable to pay a penalty fee for failure to file the resale registration statement within the allotted timeframe. The penalty fee is payable in cash and is equal to 2% of the aggregate purchase price paid by the respective investor for each 30 days until the earlier of the date the deficiency was cured or the expiration of 6 months from filing deadline.

The Company did not timely file the resale registration statements pertaining to several such placements and as a result was liable for penalties beginning in the fourth quarter of 2019 and thereafter. These penalty fees were not properly recorded as an expense with an offset to accrued liability as of and for the year ended December 31, 2019.

The correction resulted in an increase of selling, general and administrative expenses and corresponding accrued liability of $109,200 as of and for the year ended December 31, 2019.

g.	Not applicable.

h.	Not applicable.

i.	Not applicable.

j.	Other Adjustments – In addition, the Company has corrected other adjustments. While some of these other adjustments may be quantitatively immaterial, individually and in the aggregate, because the Company is correcting for the material errors above, management has decided to correct these other adjustments as well (“Other Adjustments”):

●	Due to utilization of more updated forecasts, quarterly amortization expense on intangible assets (trademarks, customer lists, IP technology and non-compete agreements) has been reduced by $107,234 to reflect the changes in the intangible assets valuation.
●	Selling, general and administrative expenses and accrued liabilities increased by $87,670 as of December 31, 2019, to account for professional services provided to Oceanside during 2019.
●	Audit related items:

●	Audit adjustments

○	Elimination entry corrections
○	Accounts receivable, net adjustment and/or reclasses
○	Accounts payable adjustments and/or reclasses
○	Accrued expenses adjustments and/or reclasses

k.	Not applicable.

l.	Closing notes consideration change from Oceanside acquisition – As part of the acquisition, the treatment of the Closing notes totaling $750,000 was incorrectly recorded and per ASC 805-30-55 was determined to be compensation expense to be recognized ratably over the 24-month term of the Notes. As such, starting in September 2019 and concluding in August 2021, $31,250 per month will be charged to compensation expense and a corresponding accrued liability will be recorded until the full amount of the $750,000 is reflected on the balance sheet. As of August 15, 2020, the Company did not make payment on the 1st closing notes and thereby defaulted on its obligation and the 2nd closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was an incremental total charge of $300,672 recorded during 2020 which was $250,000 of additional compensation expense and $50,672 of interest expense-related party.

m.	Deferred revenue – As part of the audit of 2019, it was determined that $156,529 of recorded revenue needed to be reclassified into deferred revenue as part of the review of FASB ASC 606, Revenue from Contracts with Customers.

n.	Not applicable.

The Company assessed the tax impact of the above restatement items, including any impact to deferred tax asset and liabilities. The Company determined that the impact of the changes for the finder’s fees (a), common stock issued in Oceanside acquisition (b), share-based compensation from Oceanside acquisition (e), and penalty accrual (f) would be permanent book/tax differences, therefore had no impact on the income tax provision or any tax assets and liabilities, current or deferred.

Summary impact of Restatement Items and Other Adjustments to Prior Period Financial Statements

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s consolidated balance sheet as of December 31, 2019:

	As of December 31, 2019
	As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	References

ASSETS
Current Assets
Cash and cash equivalents	$957,013		$957,013
Accounts receivable, net	3,997,475	(29,576)	3,967,899	j
Note receivable, net	63,812		63,812
Prepaid expenses and other current assets	752,975	(48,470)	704,505	j
Current assets - discontinued operations	1,705		1,705
Total Current Assets	5,772,980	(78,046)	5,694,934

Property and equipment, net	30,666		30,666
Website acquisition assets, net	48,928		48,928
Intangible assets, net	19,610,801	(218,366)	19,392,435	b, c, d
Goodwill	53,646,856	(1,513,234)	52,133,622	b, c
Prepaid services/consulting agreements - long term	913,182		913,182
Right of use asset	397,912		397,912
Other assets	35,823		35,823
Total Assets	$80,457,148	$(1,809,645)	$78,647,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,358,442	$159,328	$8,517,770	j
Accrued expenses	3,228,328	1,494,163	4,722,491	a, e, f, j, l
Accrued interest to related party	6,629		6,629
Premium finance loan payable	179,844		179,844
Deferred revenues	6,651	156,529	163,180	m
Long term debt, current portion	165,163		165,163
Share Issuance Accrued Liability New	-		-
Other current liabilities	-		-
Operating lease liability, net of current portion	211,744		211,744
Current liabilities - discontinued operations	591		591
Total Current Liabilities	12,157,392	1,810,019	13,967,411

Long Term Debt to Related Parties, net	25,689		25,689
Long term debt	-		-
Deferred tax liability	581,440	(261,504)	319,936	k
Operating lease liability, net of current portion	198,232		198,232
Total Liabilities	12,962,753	1,548,516	14,511,269

Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A-1, 2,000,000 shares designated, 1,200,000 and outstanding at December 31, 2019	12,000		12,000
Series B-1, 6,000,000 shares designated, no issued and outstanding at December 31, 2019	-		-
Series E, 2,500,000 shares designated, issued and outstanding at December 31, 2019	25,000		25,000
Series F, 4,344,017 shares designated, issued and outstanding at December 31, 2019	43,440		43,440
Common stock, par value $0.01, 324,000,000 shares authorized, 100,782,956 shares issued and 100,782,956 outstanding at December 31, 2019	1,002,444	5,376	1,007,820	b, c
Additional paid-in capital	86,856,500	(2,590,868)	84,265,632	b, c, d
Accumulated deficit	(20,444,989)	(772,669)	(21,217,658)	a, c, e, f, j, m, k, l
Treasury Stock	-		-
Total shareholders’ equity	67,494,395	(3,358,160)	64,136,235
Total Liabilities and Shareholders’ Equity	$80,457,148	$(1,809,645)	$78,647,503

As of December 31, 2019:

a.	Finder’s Fee
b.	Common Stock issued in Oceanside acquisition
c.	Common Stock issued in MediaHouse Acquisition
d.	Changes to Goodwill, Intangible assets
e.	Share-based compensation from Oceanside acquisition
f.	Penalty accrual for untimely registration statement filings
j.	Other Adjustments
k.	Tax effect
l.	Closing notes consideration change from Oceanside acquisition
m.	Deferred revenue

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s consolidated statement of operations for the year ended December 31, 2019:

	For the year ended December 31, 2019
	As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	References

Revenues
Advertising	$6,998,810	$(307,348)	$6,691,462	m, j

Cost of revenue
Advertising	5,941,868	(150,819)	5,791,049	j
Gross profit	1,056,942	(156,529)	900,413

Selling, general and administrative expenses	8,001,229	1,453,011	9,454,240	a, d, e, f, j, l

Loss from operations	(6,944,287)	(1,609,540)	(8,553,827)

Other income (expense)
Interest (expense) income,net	47,396		47,396
Gain on settlement of liability	123,739		123,739
Impairment Expense	-		-
Settlement of contingent consideration	-		-
Other expense	-		-
Interest expense	(20,077)		(20,077)
Interest expense - related party	(19,334)		(19,334)
Total other income (expense)	131,724	-	131,724

Net loss from continuing operations before tax	(6,812,563)	(1,609,540)	(8,422,103)

Income (loss) from discontinued operations	(136,734)		(136,734)

Net loss before tax	(6,949,297)	(1,609,540)	(8,558,837)

Income tax benefit	3,547,274	836,872	4,384,146	k

Net loss	(3,402,023)	(772,668)	(4,174,691)

Preferred stock dividends
Series A-1, Series E, and Series F preferred stock	(319,352)	(15)	(319,367)

Net loss attributable to common shareholders	$(3,721,375)	$(772,683)	$(4,494,058)

Basic and diluted net loss for continuing operations per share	$(0.05)		$(0.06)
Basic and diluted net profit for discontinued operations per share	$(0.00)		$(0.00)
Basic and diluted net loss per share	$(0.05)		$(0.06)
Weighted average shares outstanding - basic and diluted	69,401,729		72,435,144

For the year ended December 31, 2019:

a.	Finder’s Fee
c.	Common Stock issued in MediaHouse Acquisition
d.	Changes to Goodwill, Intangible assets
e.	Share-based compensation from Oceanside acquisition
f.	Penalty accrual for untimely registration statement filings
j.	Other Adjustments
k.	Tax effect
l.	Closing notes consideration change from Oceanside acquisition
m.	Deferred revenue

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s consolidated statement of cash flows for the year ended December 31, 2019:

	For the year ended December 30, 2019
	As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	References

Cash flows from operating activities:
Net loss	$(3,402,023)	$(772,668)	$(4,174,691)	a, c, d, e, f, j, k, l, m
Add back: loss attributable to discontinued operations	136,734		136,734
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,265		10,265
Amortization of debt discount	14,001		14,001
Amortization	687,529	(107,235)	580,294	d
Impairment of tradename	32,000		32,000
Impairment of goodwill	-		-
Impairment of intangibles	-		-
Gain on settlement of liability	(123,739)		(123,739)
Gain on sale of property and equipment	-		-
Stock option compensation expense	45,674	6,010	51,684	j
Stock issued for services	141,175	(892)	140,283	j
Non-cash acquisition fee	-		-
Non-cash compensation for services	-		-
Non-cash settlement of contingent consideration	-		-
Change in Deferred taxes	(3,547,274)	(1,019,068)	(4,566,342)	k
Provision for bad debt	505,401	(451,599)	53,802	j
Changes in operating assets and liabilities:			-
Accounts receivable	(1,831)	(242,560)	(244,391)	j
Prepaid expenses and other current assets	295,389	(83,821)	211,568	j
Prepaid services/consulting agreements	110,000	139,318	249,318	j
Goodwill	-		-
Other assets	-	54,626	54,626	j
ROU asset and lease liability	(191,291)	203,355	12,064	j
Accounts payable	160,210	612,465	772,675	j
Accrued expenses	2,433,173	1,406,114	3,839,287	a, e, f, j, l
Accrued interest to related party	5,682		5,682
Deferred rents	-		-
Deferred revenues	(4,163)	163,180	159,017	m
Net cash used in continuing operations for operating activities	(2,693,088)	(92,775)	(2,785,863)
Net cash (used in) provided by discontinued operations	23,362	(15,263)	8,099
Net cash used in operating activities	(2,669,726)	(108,038)	(2,777,764)

Cash flows from investing activities:
Purchase of property and equipment, net	(11,443)	58,185	46,742	j
Cash paid for website acquisition	(8,000)		(8,000)
Cash proceeds from acquisition of subsidiaries	716,989	33,008	749,997	j
Net cash (used in) provided by investing activities	697,546	91,193	788,739

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	1,644,480	903	1,645,383	j
Proceeds from issuance of preferred stock	600,000		600,000
Payments of insurance premium loans payable	87,307	(64,681)	22,626	j
Dividend payments	(319,352)	(15)	(319,367)	g
Principal payment on notes payable	(64,681)	64,681	-	j
Note receivable funded	(181,312)	136,250	(45,062)	j
Proceeds from repayment of note receivable	136,250	(136,250)	-	j
Notes payable funded	-		-
Increase in Common Shares	-		-
Unlocated Difference	-		-
Increase in APIC	-		-
Net cash provided by financing activities	1,902,692	889	1,903,581

Net (decrease) in cash and cash equivalents classified within assets related to continued operations	(69,488)	(15,956)	(93,543)
Impact of foreign exchange rates on cash	-	-	-
Net (decrease) in cash and cash equivalents classified within assets related to discontinued operations	(15,956)	15,956	8,099	j
Net (decrease) increase in cash and cash equivalents	(85,444)	(0)	(85,444)
Cash and cash equivalents at beginning of period	1,042,457		1,042,457
Cash and cash equivalents at end of period	$957,013	$(0)	$957,013

For the year ended December 31, 2019:

a.	Finder’s Fee
c.	Common Stock issued in MediaHouse Acquisition
d.	Changes to Goodwill, Intangible assets
e.	Share-based compensation from Oceanside acquisition
f.	Penalty accrual for untimely registration statement filings
j.	Other Adjustments
k.	Tax effect
l.	Closing notes consideration change from Oceanside acquisition
m.	Deferred revenue

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s consolidated statement of cash flows supplemental information for the year ended December 31, 2019:

	For the year ended December 30, 2019
	As Previously Filed	Restatement Adjustments	As Restated

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$31,250	$-	$31,250

Supplemental disclosure of non-cash investing and financing activities
Settlement of Daily Engage liability	$197,500	$-	$197,500
Non-cash acquisition of S&W net assets	$3,234,754	$(234,998)	$2,999,756
Non-cash acquisition of S&W net liabilities	$4,147,959	$(985,082)	$3,162,877
Non-cash acquisition of intangible assets of S&W	$20,322,483	$(17,201,883)	$3,120,600
Non-cash acquisition right of use asset S&W	$235,055	$-	$235,055
Common stock issued for acquisitions	$65,361,962	$(2,591,498)	$62,770,464
Recognition of right of use lease liability for S&W	$240,178	$-	$240,178
Non-cash acquisition of goodwill S&W	$-	$17,068,807	$17,068,807
Non-cash acquisition of goodwill NDN	$-	$29,189,611	$29,189,611
Non-cash acquisition of MediaHouse net assets	$1,935,648	$(737,437)	$1,198,211
Non-cash acquisition of MediaHouse net liabilities	$7,483,344	$(3,254,623)	$4,228,721
Non-cash intangible assets of MediaHouse	$52,371,847	$(35,781,647)	$16,590,200

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”) using the modified retrospective method, applied only to those contracts which were not completed as of the date of the adoption. Following the adoption of Topic 606, the Company recognizes revenues at a point-in-time when control of services is transferred to the customer. The adoption of Topic 606 did not result in a material difference in accounting compared to legacy revenue guidance and no transition adjustments were required.

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

The Company recognizes revenue from its own advertising platform, ad network partners and websites (“Ad Network”) through its publishing advertiser impressions and pay-for-click services, the Company’s owned and operated sites, our ad network, or platforms. Invalid traffic on the Ad Network may impact the amount collected and adjusted by our Ad Network.

The Company has one revenue stream generated directly from publishing advertisements, whether on the Company’s owned and operated sites, our ad network, or platforms. The revenue is earned when the users click on the published website advertisements. Specific revenue recognition criteria for the advertising revenue stream is as follows:

●	Advertising revenues are generated by users “clicking” on or seeing website advertisements utilizing several ad network partners.
●	Revenues are recognized net of adjustments based on the traffic generated and is billed monthly. The Company subsequently settles these transactions with publishers at which time adjustments for invalid traffic may impact the amount collected.

There are no significant initial costs incurred to obtain contracts with customers, and no contract assets or contract liabilities recorded in our consolidated financial statements.

Leases

On January 1, 2019, the Company adopted ASC 842, the new lease accounting standard, using the optional transition method under which comparative financial information has not been restated and will continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. The Company elected the package of practical expedients in transition; as such, the Company did not have to reassess whether expired or existing contracts are or contain a lease and did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right of use (“ROU”) assets or lease liabilities, which includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office building).

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining lease terms as of January 1, 2019. Since the Company’s lease agreements does not provide an implicit rate, the Company estimated an incremental borrowing rate based on the information available on January 1, 2019 in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred. On January 1, 2019, the Company recognized a ROU asset and a lease liability of approximately $235,000 in relation to the adoption of ASC 842.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Significant estimates included in the accompanying consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of goodwill and intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets, the valuation of equity-based transactions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity, or remaining maturity when acquired, of three months or less to be cash equivalents. Cash and cash equivalents are all maintained in bank accounts in the U.S. and other foreign countries in which the Company operates. Cash maintained in bank accounts outside of the U.S. is not significant.

Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Thailand, which are not insured. During the years ended December 31, 2020 and 2019, we have not incurred material losses on these uninsured accounts. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Fair Value of Financial Instruments and Fair Value Measurements

We carry certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.

The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs based on the observability as of the measurement date, is as follows:

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the placement of assets and liabilities being measured within the fair value hierarchy. (See Note 13).

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at invoices amount on the date revenue is recognized. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. The Company is also subject to adjustments from traffic settlements that are deducted from open invoices.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements.

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

As of December 31, 2020 and 2019, all website development costs have been expensed. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business.

Goodwill, Net and Intangible Assets, Net

Goodwill and Intangible assets result primarily from acquisitions. The Company categorizes Goodwill into two reporting units: “Owned & Operated” and “Ad Network”. Intangible assets include trade name, customer relationships, IP/technology and non-compete agreements. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including the trade name and other intangibles, with any remaining purchase price recorded as goodwill.

Goodwill is not amortized, rather, an impairment test is conducted on an annual basis, or more frequently if indicators of impairment are present, which are determined through a qualitative assessment. A qualitative assessment includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt structure, adjusted for current market conditions. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the fair value with its carrying amount. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be necessary. The Company’s annual assessment date is December 31.

The Company’s trade name and customer relationships are amortized on a straight-line basis over a useful life of 5 years. IP/technology is amortized on a straight-line basis over a useful life of 10 years. Non-compete agreements are amortized on a straight-line basis over the length of each agreement, typically between 3-5 years. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Amortization and Impairment of Long-Lived Assets.”

Amortization and Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets.

Share-Based Compensation

The Company accounts for share-based compensation related to instruments issued to employees and non-employees under GAAP, which requires the measurement and recognition compensation costs for all equity-based payment awards based on estimated fair values. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Share-based compensation expense is included in selling, general and administrative expenses on the accompanying consolidated statement of operations. We have elected to account for forfeitures as they occur.

Advertising and Marketing

Advertising and marketing expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statements of operations. For the years ended December 31, 2020 and 2019, advertising and marketing expense was $27,004 and $307,536, respectively, both attributable to continuing operations.

Foreign Currency Translation

Assets and liabilities of the Wild Sky, the Company’s Thai subsidiary are translated from Thai baht to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period will be included in our statements of comprehensive income.

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

Concentrations

The Company generates revenues from through an Ad Exchange Network and through our Owned and Operated Ad Exchange Network. The Company’s largest customer accounts for approximately 10% and 13% of the 2020 and 2019 Ad Exchange Network Revenue, respectively.

Basic and Diluted Net Earnings (Loss) Per Common Share

Earnings (loss) per share is calculated and reported under the “two-class” method. The “two-class” method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared or accumulated and participation rights in undistributed earnings as if all such earnings had been distributed during the period. The Company has convertible preferred stock which have a right to participate in dividends; these are deemed to be participating securities. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

When applicable, basic earnings (loss) per share is calculated by dividing net income, after deducting dividends on convertible preferred stock and participating securities as well as undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated in a similar manner after consideration of the potential dilutive effect of common stock equivalents on the average number of common shares outstanding during the period. Common stock equivalents include warrants and stock options. Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares during the period. Dilution is not considered when a net loss is reported. Common stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share.

Segment Information

The Company currently operates in one reporting segment. The services segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners, and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites, however the latter, is insignificant.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13 (amended by ASU 2019-10), “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments.” which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new guidance on January 1, 2023. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04 (amended by ASU 2019-10), “Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment.” Which simplifies the test for goodwill impairment by removing the second step of the test. There is a one-step qualitative test and does not amend the optional qualitative assessment of goodwill impairment. The new standard is effective January 1, 2023 and is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard is effective January 1, 2024 (early adoption is permitted, but not earlier than January 1, 2021). The new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends the existing guidance. The new standard is effective January 1, 2021 and the Company has adopted it effective January 1, 2020. The new standard did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This new guidance may be adopted by the Company no later than December 1, 2022, with early adoption permitted. The potential adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

NOTE 4 – ACQUISITIONS

Oceanside

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Oceanside Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“Oceanside”) and the shareholders of Oceanside (the “Oceanside Shareholders”). The merger closed on August 15, 2019, and the Company acquired all of the outstanding shares of S&W. Pursuant to the terms of the Merger Agreement, we issued 12,513,227 shares valued at $20,021,163 to owners and employees of Oceanside and contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two year promissory notes (the “Closing Notes”). At the time of the acquisition and under ASC 805, these Closing Notes were recorded ratably as compensation expense into the statement of operations over the 24-month term and an accrued payable is being recognized over the same period.

As of August 15, 2020, the Company did not make payment on the 1st closing notes and thereby defaulted on its obligation and the 2nd closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was an incremental total charge of $300,672 recorded during 2020 which was $250,000 of additional compensation expense and $50,672 of interest expense-related party.

Effective upon the closing of the S&W Merger Agreement, the Company agreed to pay Spartan Capital Securities LLC (“Spartan Capital”), a broker-dealer and member of FINRA, a finder’s fee in the form of Company common stock plus $165,000 cash. Spartan Capital’s finder’s fee amounted to 650,000 shares (valued at $1,040,000) issued in February 2020 and the $165,000 which were included in the accrued expenses as of December 31, 2019 and paid in March 2020.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

August 15, 2019 (As Restated)
Tangible assets acquired
Cash and cash equivalents	$547,159
Short-term deposit	56,585
Accounts receivable, net	2,248,165
Prepaid expense and other current assets	251,652
Long-term deposits	59,326
Property and equipment, net	71,868
Intangible assets acquired:
Tradename – Trademarks	799,500
IP/Technology	1,531,000
Customer relationships	489,000
Non-compete agreements	301,100
Less: Liabilities assumed
Trade payables	(3,089,865)
Accrued expenses and other current liabilities	(313,190)
Due to parent	56
Less: Deferred tax liability	(499,296)
Net assets acquired	2,453,060

Goodwill	17,568,103
Total purchase price	$20,021,163

The table below summarizes the value of the total consideration given in the transaction:

Amount (As Restated)

Shares issued to owners	$19,281,278
Shares issued for vested options	643,885
Shares issued to employees	96,000
Total consideration	$20,021,163

MediaHouse

On November 18, 2019, the Company executed a Merger Agreement which merged the Company and its wholly-owned subsidiary BMTM2, Inc., a Florida corporation with News Distribution Network, Inc. (“NDN”), a Delaware Company. The subsidiary then changed its name to MediaHouse, LLC (“MediaHouse”). The Company agreed to issue 22,559,790 shares of its common stock and 4,972,896 warrants to purchase shares of Company stock. Each share of NDN’s outstanding Series A1 Preferred Stock and common stock, other than shares to which holders shall have exercised dissenter’s rights in accordance with Delaware law, were cancelled and extinguished and converted into the right to receive shares of the Company’s common stock based upon a paid-in capital basis, and subject to a $1.75 conversion price of our common stock. For every $1.75 of paid-in capital by an NDN stockholder, the NDN stockholder received one share of the Company’s common stock. Moreover, all NDN warrants and options outstanding at the Effective Time of the Merger Agreement terminated and were cancelled unless exercised prior to the Effective Time of the Merger Agreement.

As it pertains to outstanding promissory notes and other obligations payable to NDN, Bridge notes in the current principal amount of $1,243,224 were converted into shares of Company common stock at a conversion price of $0.50 per share, with one common stock warrant exercisable at $0.75 per share and one common stock warrant exercisable at $1.00 per share issued for each conversion share. The principal of the bridge notes was converted into shares of the Company’s common stock at a conversion price of $1.75 per share, and all accrued but unpaid interest were forgiven by the noteholders.

The table below summarizes the shares and warrants issued in the MediaHouse acquisition:

Shares issues in MediaHouse acquisition	Amount (As Restated)
Common Shares:
Series A1 Preferred Stock	18,652,514
Bridge investors at $0.50	2,486,448
Bridge investors at 2X premium converted at $1.75	1,420,828
Total Common Shares	22,559,790

Warrants
Bridge investors at $0.75	2,486,448
Bridge investors at $1.00	2,486,448
Total Warrants	4,972,896

The Total Consideration Shares are subject to lock up restrictions on resale as determined by Bright Mountain and 25% percent of the Total Consideration Shares were placed in escrow to satisfy certain obligations including, but not limited to, (i) the delivery of NDN audited financial statements, (ii) NDN having accounts receivable of at least $1,100,000 and (iii) certain NDN liabilities not to exceed $4,000,000. Effective upon the Closing, we agreed to pay Spartan Capital a finder’s fee equal to 1,389,160 shares of our common stock (valued at $2,278,222) which was included in the accrued expenses as of December 31, 2019. Of the 1,389,160 shares, 660,000 were issued in February 2020 and the remainder were issued in December 2020.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

November 18, 2019 (As Restated)
Tangible assets acquired
Cash & cash equivalents	$146,253
Accounts receivable, net	962,722
Prepaid expense	53,214
Security deposit	31,124
Intangible assets acquired:
Tradename – Trademarks	589,800
IP/Technology	4,280,000
Customer relationships	10,945,000
Non-compete agreements	775,400
Less: Liabilities assumed
Accounts payable	(4,000,000)
Accrued expenses	(28,429)
Compensation expense	(184,849)
Deferred rent	(15,444)
Less: Deferred tax liability	(4,204,786)
Net assets acquired	9,350,005

Goodwill	33,394,397
Total purchase price	$42,744,402

The table below summarizes the value of the total consideration given in the transaction:

Amount (As Restated)

Shares issued to owners	$36,998,055
Warrants issued	5,746,347
Total consideration	$42,744,402

Wild Sky Media

On June 1, 2020, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) with Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane”) to purchase 100% of the membership interests of CL Media Holdings, LLC (“Wild Sky”). The Company issued 2,500,000 shares of restricted common stock to Centre Lane and Centre Lane issued a first lien senior secured credit facility of $16,451,905. Per the credit facility with Center Lane, our loan payments begin December 1, 2021. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility.

The Agreement provides for a senior secured five-year loan in the initial principal amount of $16,451,905. Pursuant to the Credit Agreement, the loan bears interest at six percent (6%) payment–in-kind interest (“PIK Interest”) which will be added to the outstanding principal balance. The Credit Agreement provides for no amortization for the first 18 months and 10% thereafter. Amortization is payable in equal quarterly installments on the principal balance after adding the PIK Interest with a bullet payment due at maturity on June 1, 2025. The loan under the Credit Agreement may be prepaid in minimum amounts $250,000. The loan balance can be prepaid with no penalty. The loan is guaranteed by Bright Mountain and certain of its domestic subsidiaries of which became party to a Guarantee Agreement dated as of the Effective Date and each domestic subsidiary that, subsequent to the Effective Date, becomes a subsidiary. The Credit Agreement contains negative covenants that, subject to certain exceptions, limits the ability of Bright Mountain and its subsidiaries to, among other things, incur debt, engage in new lines of business, incur liens, engage in mergers, consolidations, liquidations and dissolutions, dispose of assets of Bright Mountain and its subsidiaries, make investments, loans, advances, guarantees and acquisitions. Any equity raised up to $15,000,000 in the first one-hundred eighty days from the Credit Agreement is excluded from the loan balance prepayment requirements.

Effective upon the closing of the Wild Sky Purchase Agreement, the Company agreed to pay Spartan Capital Securities LLC (“Spartan Capital”), a broker-dealer and member of FINRA, a finder’s fee in the form of Company common stock. Spartan Capital was issued 610,000 shares (valued at $908,900) in December 2020.

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

June 1, 2020 (As Restated)
Tangible assets acquired
Cash & cash equivalents	$1,651,509
Accounts receivable, net	2,887,282
Prepaid expense	484,885
Fixed assets, net	124,575
Other assets	321,374
Intangible assets acquired:
Tradename – Trademarks	2,360,300
IP/Technology	1,412,000
Customer relationships	4,563,000
Less: Liabilities assumed
Accounts payable	(922,153)
Accrued expenses	(524,188)
Other current liabilities	(235,503)
Long term loan payable – PPP	(1,706,735)
Less: Deferred tax liability	(247,577)
Net assets acquired	10,168,769

Goodwill	9,973,136
Total purchase price	$20,141,905

The table below summarizes the value of the total consideration given in the transaction:

Amount (As Restated)

Debt issued	$16,416,905
Shares issued	3,725,000
Total consideration	$20,141,905

NOTE 5 – DISCONTINUED OPERATIONS

During 2018 with the appropriate level of authority, management determined to exit, effective December 31, 2018, its Black Helmet and Bright Mountain Watches business lines as a result of, among other things, the change in our strategic direction to a focus solely in our advertising segment. The decisions to exit all components of our product segments will result in these businesses being accounted for as discontinued operations. Accordingly, the Company determined that the assets and liabilities of this reportable segment met the discontinued operations criteria in ASC 205, as such the results have been classified as discontinued operations.

On March 8, 2019, the Black Helmet Apparel E-Commerce business was sold for $175,000. In 2020 the Company had no discontinued operations expense.

The detail of the consolidated balance sheets the consolidated statements of operations and consolidated cash flows for the discontinued operations is as stated below:

December 31,
2019 (As restated)
Discontinued Operations
Cash and cash equivalents	$791
Accounts receivable	914
Total Current Assets – Discontinued Operations	1,705
Total Assets – Discontinued Operations	1,705
Accounts payable	591
Total Current Liabilities – Discontinued Operations	591
Net Assets – Discontinued Operations	$1,114

Year ended
December 31,
2019
Revenues	$102,999
Cost of revenue	55,844
Gross profit	47,155
Selling general, and administrative expenses	212,798
Loss from operations – discontinued operations	(165,643)
Other income	28,909
Loss from discontinued operations	$(136,734)
Basic and fully diluted net loss per share – discontinued operations	$(0.00)
Weighted average shares outstanding – basic & diluted	72,435,144

Year ended
December 31,
2019 (As restated)
Loss from discontinued operations	$(136,734)
Write-off of fixed assets	59,797
Change in Assets and Liabilities Classified as Discontinued Operations:
Inventory	262,318
Accounts receivable	(914)
Other Assets	11,123
Accounts payable	(155,811)
Deferred Rent	(16,417)
Change in cash provided by discontinued operations	$23,362

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2020 and 2019, prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019 (As Restated)
Prepaid insurance	$386,206	$199,757
Prepaid consulting service agreements – Spartan(1)	379,771	310,000
Prepaid value added tax (VAT) fees	–	7,981
Prepaid rent	–	189,951
Prepaid expenses – other	174,237	(3,183)
Prepaid expenses and other current assets	$940,214	$704,506

(1)	Spartan Capital is a broker-dealer that has assisted the Company with a range of services including capital raising activities, M&A advisory, and consulting services. The Company has a five-year agreement with Spartan Capital for the provision of such services and any prepayments made under the terms of this agreement starting October 2018 were capitalized and amortized over the remaining life of the agreement.

NOTE 7 – PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019, property and equipment consisted of the following:

	December 31,		Estimated Useful Life
	2020	2019	(Years)
Furniture and fixtures	$80,844	$39,696	3-5
Leasehold improvements	1,388	1,388	3
Computer equipment	176,641	79,188	3
Total property and equipment	258,873	120,272
Less: accumulated depreciation	(145,623)	(89,606)
Total property and equipment, net	$113,250	$30,666

Depreciation expense was $46,369 and $10,265 for the years ending December 31, 2020 and 2019, respectively, all of which are attributable to continuing operations.

NOTE 8 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS

At December 31, 2020 and 2019, respectively, website acquisitions, net consisted of the following:

	2020	2019
Website acquisition assets	$1,124,846	$1,124,846
Less: accumulated amortization	(918,850)	(875,522)
Less: accumulated impairment loss	(200,396)	(200,396)
Website acquisition assets, net	$5,600	$48,928

Amortization expense related to website acquisition costs for the years ended December 31, 2020 and 2019 was $43,328 and $72,813, respectively, and is included in selling, general and administrative costs in the statements of operations.

At December 31, 2020 and 2019, respectively, intangible assets, net consisted of the following:

	Useful Lives	2020	2019 (As Restated)
Tradename	5 years	$3,749,600	$1,389,300
Customer relationships	5 years	16,184,000	11,621,000
IP / Technology	10 years	7,223,000	5,811,000
Non-compete agreements	3-5 years	1,154,500	1,154,500
Total intangible assets		28,311,100	19,975,800
Less: accumulated amortization		(4,170,454)	(583,364)
Less: accumulated impairment loss		(16,486,929)	–
Intangible assets, net		$7,653,717	$19,392,436

Amortization expense related to intangible assets for the years ended December 31, 2020 and 2019 was $3,587,090 and $583,364, respectively, and is included in selling, general and administrative costs in the statements of operations. The table below shows the forward 5-year amortization table.

Amount
2021	$1,596,021
2022	1,569,421
2023	1,554,500
2024	1,554,416
2025 & thereafter	1,379,359
Total	$7,653,717

During 2020, the finite lived intangible assets associated with Oceanside and MediaHouse were tested for impairment valuation based on indicators of impairment noted by management, including decreased revenues. primarily resulting from the COVID-19 global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. The fair value of the respective assets was determined based on the projected future cash flows associated with the respective assets. These fair values were compared with the carrying values of the respective assets to determine if an impairment of the respective assets was warranted. It was determined that the carrying values of the finite lived intangible assets associated with Oceanside did not exceed the respective fair values of the assets, therefore no revaluation associated with these assets has been recognized. It was determined that the finite lived intangible assets associated with MediaHouse were deemed impaired based on an analysis of the carrying values and fair values of the assets. In September 2020, the Company recorded an impairment expense of $16,486,929 within intangible assets impairment expense on the consolidated statement of operations.

NOTE 9 – GOODWILL

The following table presents changes to goodwill for the years ended December 31, 2020 and 2019:

	Owned & Operated	Ad Network	Total
January 1, 2019 goodwill	$–	$988,926	$988,926
Additions (a)	–	51,144,696	51,144,696
December 31, 2019 goodwill (as Restated)	$–	$52,133,622	$52,133,622
Additions (b)	9,973,136	–	9,973,136
Deletions (c)		(182,203)	(182,203)
Impairment loss	(247,577)	(42,031,510)	(42,279,087)
December 31, 2020 goodwill	$9,725,559	$9,919,909	$19,645,468

(a)	The Company recognized Goodwill of $17,568,103 and $33,394,397 in connection with the acquisitions of Oceanside and MediaHouse, respectively. Refer to Note 4.
(b)	The Company recognized Goodwill of $9,973,136 in connection with the acquisition Wild Sky. Refer to Note 4.
(c)	The Company had an adjustment to Goodwill related to purchase accounting related to the acquisition of MediaHouse for ($182,203) related to a working capital adjustment.

Goodwill is tested for impairment at least annually and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value of the Goodwill associated with the reporting unit exceeds the implied value of the Goodwill associated with the reporting unit. The year 2020 has been marked by the COVID-19 Global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. This is evidenced by the reduced revenues from our customers in comparison with the 2019 year. The fair value of the respective reporting units was determined based on both the Income Approach (Discount Cash Flows) and the Market Multiples Approach. In September 2020, it was determined that the carrying value of the Goodwill associated with the Owned & Operated reporting unit was not deemed impaired; while recorded goodwill associated with the Ad Network reporting unit exceeded the fair value of the Goodwill and in September 2020, the Company recorded an impairment of $42,279,087.

NOTE 10 – ACCRUED EXPENSES

At December 31, 2020 and 2019, respectively, accrued expenses consisted of the following:

	Year ended December 31,
	2020	2019 (As restated)
Accrued interest	$581,888	$–
Accrued salaries and benefits	1,237,909	291,837
Accrued dividends	455,956	158,966
Accrued traffic settlement(1)	10,254	95,254
Accrued legal settlement(2)	117,717	–
Accrued legal fees	113,683	95,000
Accrued other professional fees	206,613	2,495,710
Share issuance liability(4)	515,073	1,155,836
Accrued warrant penalty(3)	262,912	109,200
Other accrued expenses	44,891	320,688
Total accrued expenses	$3,546,896	$4,722,491

(1) The Company negotiates with its publishing partners regarding questionable traffic to arrive at traffic settlements.

(2) Accrued legal settlement related to the Encoding legal matter. Refer to Note 13.

(3) The Company has sold units of its securities to various investors in several private placements. As part of each private placement, the Company agreed to file a registration statement with the SEC to register the resale of the shares by the respective holder in order to permit the public resale; such filing deadlines ranged from 120 to 270 days following the closing date of the respective placement and the Company was liable to pay a penalty fee for failure to file the resale registration statement within the allotted timeframe.

(4) Share issuance liability related to issuance of the Company’s common stock in connection with the Oceanside, MediaHouse and Wild Sky acquisitions and Oceanside employee share issuances. Refer to Note 4 for further information on the Company’s acquisitions.

NOTE 11 –DEBT

Short-term debt

In connection with the acquisition of BMLLC, the Company issued promissory notes totaling $380,000. The notes had no stated interest rate and matured on September 19, 2018 and the Company was in default prior to a settlement reached on July 8, 2020. Effective July 8, 2020, the Company executed a Settlement Agreement and Release with Harry G. Pagoulatos, George Rezitis, and Angelo Triantafillou whereby they relinquish their Bright Mountain common stock shares, and the Company pays them full and final settlement of $385,000 within 12 months from the date the shares are delivered to Bright Mountain, which were received by our legal agent in December 2020. The Company had previously made payments against the notes resulting in a recorded liability due to the parties of $165,163. The settlement increased the liability to a final settlement amount of $385,000, requiring an additional liability of $219,837 which was recognized by the Company within “Notes payable” in the consolidated balance sheet. The balance of the notes payable at December 31, 2020 and 2019 were $385,000 and $165,163, respectively. The notes are payable one year from the surrender of the note holders’ common stock of the Company, which is included in treasury stock (Note 15).

Long-term debt to related parties

During November 2018, the Company issued 10% convertible promissory notes in the amount of $80,000 to the Company’s Chairman of the Board. The notes mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share. A beneficial conversion feature exists on the date the convertible notes were issued whereby the fair value of the underlying common stock to which the notes are convertible into is in excess of the face value of the note of $70,000.

The principal balance of these notes payable was $80,000 at both December 31, 2020 and 2019 and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $39,728 and $54,311, respectively. At December 31, 2020 and 2019, the total convertible notes payable to related party net of discounts was $40,272 and $25,689, respectively.

The unsecured and interest free Closing Notes of $750,000 as identified in Note 4 were recorded ratably as compensation expense into the statement of operations over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the 1st closing notes and thereby defaulted on its obligation and the 2nd closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the 3rd quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense-related party. The total $750,000 liability is recorded in accrued expenses.

Interest expense for note payable to related party for the year ended December 31, 2020 and 2019 was $58,808 and $19,334, respectively.

Long-term debt

On April 24, 2020, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”),the Company entered into a promissory note of $464,800 with Regions Bank (the “Bright Mountain PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On January 28, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part; as of the date of this report, the Company that application is still in process. This loan was forgiven on July 16, 2021 by the Small Business Administration (SBA). See Note 20 for Subsequent events information.

Effective June 1, 2020, the Company acquired Wild Sky and assumed the $1,706,735 promissory note (the “Wild Sky PPP Loan”) with Holcomb Bank received under the PPP. The Wild Sky PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Wild Sky PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Wild Sky PPP Loan contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On January 22, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part and on March 29, 2021, the Company obtained the forgiveness of the Wild Sky PPP Loan in whole.

Effective June 1, 2020, we entered into a membership interest purchase agreement to acquire 100% of Wild Sky The seller issued a first lien senior secured credit facility totaling $16,451,905, which consisted of $15,000,000 of initial indebtedness, repayment of Wild Sky’s existing accounts receivable factoring facility of approximately $900,000 and approximately $500,000 of expenses. The note bears interest at a rate of 6.0% per annum. Per the credit facility with the seller, our loan payments begin December 1, 2021. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility. The membership interest purchase included a requirement that the opinion of the financial statements as of and for the year ended December 31, 2020 not include a “going concern opinion”; the Company has defaulted on this requirement but on April 26, 2021, the Company obtained a waiver from the lender waiving this requirement.

At December 31, 2020 and 2019 a summary of the Company’s debt is as follows:

	December 31, 2020	December 31, 2019 (As Restated)
Non-interest bearing BMLLC acquisition debt	$385,000	$165,163
PPP loans	2,171,534	–
Wild Sky acquisition debt	16,451,906	–
Total debt	19,008,440	165,163
Less: short term debt and current portion of long term debt	2,091,735	165,163
Long term debt	$16,916,705	$–

Interest expense was $581,925 and $39,411 for the years ended December 31, 2020 and December 31, 2019, respectively.

The minimum annual principal payments of notes payable at December 31, 2020 were:

2021	$2,091,735
2022	2,684,241
2023	1,696,463
2024	1,629,493
2025	10,906,508
Total	$19,008,440

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2020 and 2019 of $380,397 and $110,200, respectively. Total Premium Finance Loan Payable balance for the Company’s policies was $339,890 and $179,844 as of December 31, 2020 and 2019, respectively.

NOTE 12 – FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. Financial instruments recognized in the consolidated balance sheets consist of cash, accounts receivable, prepaid expenses and other current assets, note receivable, accounts payable, accrued expenses and premium finance loan payable. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The carrying value of long-term debt to related parties and long-term debt to others approximates the current borrowing rate for similar debt instruments.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. Refer to Note 9 and Note 10 for discussion on impairment of intangible assets and goodwill, respectively. The Company does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

	Level in Fair	December 31, 2020		December 31, 2019
	Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

PPP Loan	2	2,171,534	2,171,534	–	–
Long-term debt	3	$16,451,906	16,451,906	–	–
Long-term debt to related parties	3	80,000	80,000	80,000	80,000
Non-interest bearing BMLLC acquisition debt	3	385,000	385,000	165,163	165,163

The following are the major categories of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2020 and 2019:

Fair Value measurement using Level 3

Balance at December 31, 2018	$309,844
Principal reductions during 2019	(64,681)
Balance at December 31, 2019	$245,163
Additions during 2020(1)	16,671,743
Balance at December 31, 2020	$16,916,906

(1)	Additions are due to $16,451,906 related to the Wild Sky acquisition debt (Refer to Note 4) and $219,837 to settlement in relation with the acquisition of BMLLC. Refer to “Long term debt” in Note 12.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement expiring on October 31, 2021. The lease terms require base rent payments of approximately $7,260 per month for the first twelve months commencing in September 2018, with a 3% escalation each year. This monthly payment is all-inclusive and includes electricity, heat, air-conditioning, and water. The lease terms require a security deposit of $4,700 which is included in other assets in the consolidated balance sheet.

The right-of-use asset and lease liability are as follows as of December 31, 2020 and 2019:

	2020	2019
Assets
Operating lease right-of-use asset	$72,598	$397,912

Liabilities
Operating lease liability, current	$72,727	$211,744
Operating lease liability, net of current portion	–	198,232
Total operating lease liabilities	$72,727	$409,976

The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the year ended December 31, 2020.

Future minimum lease commitments due for facilities under non-cancellable operating leases at December 31, 2020 are as follows:

Operating Leases
2021	$72,598
Total minimum lease payments	$72,598

The following summarizes additional information related to the operating lease:

	December 31,
	2020	2019
Weighted-average remaining lease term	0.83 years	1.83 years
Weighted-average discount rate	5.50%	5.50%

Rent expense for the years ended December 31, 2020 and 2019 was $377,704 and $137,152 of which $377,704 and $109,518 are from continuing operations, respectively.

Legal

From time-to-time, the Company may be involved in litigation or be subject to claims arising out of our operations or content appearing on our websites in the normal course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on our business.

Spartan Capital: Under the covenants of the Placement Agent Agreement and as disclosed in the Placement Offering Memorandum, the Company was obligated to make a filing with a stock exchange to list the Company’s shares. The Company was to make such filing by a listing deadline and have stock exchange approval by a listing approval deadline. In the event the Company was unable to meet to deadlines, the investors in the Offering would be entitled to one additional share of common stock for each share purchased in the Offering provided, however, that such deadlines and obligations of the Company to issue additional shares would be extended for so long as the Company was able to demonstrate to the reasonable satisfaction of the Placement Agent, which consent shall not be reasonably withheld that it had acted in good-faith in attempting to list such securities which included responding to comments from such exchange. The Company believes it has acted in good-faith and has no obligation. No litigation has been filed by Spartan at this time or any of the shareholders in connection with the matter. For more information, see Note 20 Subsequent events.

In 2020, Synacor, Inc commenced an action against MediaHouse, LLC, Inform, Inc. and the Company, alleging approximately $230,000 was owed based on invoices provided in 2019 in respect to that certain Content Provider & Advertising Agreement with MediaHouse. The Company has filed an answer and defenses and intends to defend the alleged claims. This is recorded as an accrued liability as of December 31, 2020. For more information, see Note 20 Subsequent events.

A former employee of the Company filed a suit against the Company MediaHouse, Inc., and Gregory A. Peters, a former Executive, (the “Defendants”) alleging two counts of defamation. Any potential losses associated with this matter cannot be estimated at this time.

Encoding.com, Inc. (“Encoding”) was a former digital media customer of MediaHouse. Encoding had a long overdue outstanding receivable from MediaHouse’s predecessor company, Inform, Inc. MediaHouse did not assume the liability at acquisition. In 2020, the Company and Encoding agreed to settle the overdue receivable through the issuance of 175,000 warrants to purchase Company stock with a $1.00 exercise price. This is recorded as an accrued liability as of December 31, 2020 and the warrants were issued in 2021.

Regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors.

NOTE 14 – PREFERRED STOCK

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

On November 5, 2018, the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation, as amended, which:

●	returned 1,000,000 shares of previously designated 10% Series B Convertible Preferred Stock, 2,000,000 shares of previously designated 10% Series C Convertible Preferred Stock and 2,000,000 shares of previously designated 10% Series D Convertible Preferred Stock to the status of authorized but undesignated and unissued shares of our blank check preferred stock as there were no shares of any of these series outstanding and no intention to issue any such shares in the future: and

●	created three new series of preferred stock, 12% Series F-1 Convertible Preferred Stock (“Series F-1”) consisting of 2,177,233 shares, 6% Series F-2 Convertible Preferred Stock (“Series F-2”) consisting of 1,408,867 shares, and 10% Series F-3 Convertible Preferred Stock (“Series F-3”) consisting of 757,917 shares.

The designations, rights and preferences of the Series F-1, Series F-2 and Series F-3 are identical, other than the dividend rate, liquidation preference and date of automatic conversion into shares of our common stock. The Series F-1 pays dividends at the rate of 12% per annum and automatically converts into shares of our common stock on April 10, 2022. The Series F-2 pays dividends at the rate of 6% per annum and automatically converts into shares of our common on July 27, 2022. The Series F-3 pays dividends at the rate of 10% per annum and automatically converts into shares of our common stock on August 30, 2022. Additional terms of the designations, rights and preferences of the Series F-1, Series F-2 and Series F-3 include:

●	the shares have no voting rights, except as may be provided under Florida law;

●	the shares pay cash dividends subject to the provisions of Florida law at the dividend rates set forth above, payable monthly in arrears;

●	the shares are convertible at any time at the option of the holder into shares of our common stock on a 1:1 basis. The conversion ratio is proportionally adjusted in the event of stock splits, recapitalization or similar corporate events. Any shares not previously converted will automatically convert into shares of our common stock on the dates set forth above;

●	the shares rank junior to our 10% Series A Convertible Preferred Stock and our 10% Series E Convertible Preferred Stock;

●	in the event of a liquidation or winding up of the Company, the shares have a liquidation preference of $0.50 per share for the Series F-1, $0.50 per share for the Series F-2 and $0.40 per share for the Series F-3; and

●	the shares are not redeemable by the Company.

On July 18, 2019, the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation, as amended, which:

●	Approved designation of 2,000,000 shares of the preferred stock as 10% series A-1 Convertible Preferred Stock and authorized the issuance of the Series A-1 Preferred Stock;

●	Dividends on the Series A-1 Preferred stock are cumulative and payable in cash;

●	Dividends shall be payable monthly in arrears within fifteen (15) days after the end of the month.

At both December 31, 2020 and 2019, there were 1,200,000 shares of Series A-1 Stock, 2,500,000 shares of Series E Stock and 4,344,017 shares of Series F Stock issued and outstanding. There are no shares of Series B Stock, Series B-1 Stock, Series C Stock or Series D Stock issued and outstanding.

Other designations, rights and preferences of each of series of preferred stock are identical, including (i) shares do not have voting rights, except as may be permitted under Florida law, (ii) are convertible into shares of our common stock at the holder’s option on a one for one basis, (iii) are entitled to a liquidation preference equal to a return of the capital invested, and (iv) each share will automatically convert into shares of common stock five years from the date of issuance or upon a change in control. Both the voluntary and automatic conversion formulas are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

In 2019, Mr. W. Kip Speyer, the Company’s Chairman of the Board, purchased an aggregate of 1,200,000 shares of Series A-1 Stock at a purchase price of $0.50 per share.

Dividends paid for Series A-1, E and F Convertible Preferred Stock were $63,136 and $180,931 for the years ended December 31, 2020 and 2019, respectively. Total preferred stock dividend accrued amounted to $363,460 and $319,351 for the years ended December 31, 2020 and 2019, respectively.

NOTE 15 – COMMON STOCK

Treasury Stock

On July 8, 2020, the Company executed a Settlement Agreement and Release with the Harry G. Pagoulatos, George Rezitis, and Angelo Triantafillou whereby they relinquished their Bright Mountain common stock shares and the Company will pay a final settlement of $385,000 within 12 months from the date the shares are delivered to the Company, which were received by the legal agent in December 2020. As of December 31, 2020, the parties have provided the Company with the total 825,175 shares. The shares will be held as Treasury Stock by the Company and will be resold at later dates.

Stock Issued for cash

During 2020, the Company sold an aggregate of 10,398,700 units of its securities to 82 accredited investors, 27 of which are unduplicated, in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $5,199,350. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital Securities, LLC (“Spartan Capital”) served as placement agent for the Company in this offering. As compensation for its services, Spartan Capital withheld $1,621,653 of certain fees. These include direct offering commissions of $1,179,653 which are included as an adjustment to Additional Paid-in-Capital, $165,000 of finders fees related to Oceanside acquisition and other fees totaling $277,000, of which $250,000 is included in prepaid and other current assets, and the remaining $27,000 were recorded as expense. In addition, the Company issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 1,039,870 shares of our common stock at an exercise price of $1.00 per share.

During 2019, the Company sold an aggregate of 163,750 units of its securities to 1 accredited investor in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $58,950. Each unit, which was sold at a purchase price of $0.40, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.65 per share. Spartan Capital served as placement agent for the Company in this offering. As compensation for its services, the Company paid Spartan Capital commissions and other fees totaling $6,550 and issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 16,375 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the final closing on January 9, 2019 included in the Company’s consolidated statement of changes in shareholders’ equity for the year ended December 31, 2019

During 2019, the Company sold an aggregate of 2,570,860 units of its securities to 20 accredited investors in two private placements exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $1,285,530. A total of 1,270,000 units were sold under the first private placement dated February 14, 2019 at a purchase price of $0.50 per share resulting in gross proceeds of $635,000. Each unit was sold at a purchase price of $0.50 and consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. On April 22, 2019, the Company amended the private placement to include a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. 970,500 units were sold at a purchase price of $0.50 per unit resulting in gross proceeds of $485,250. We used $1,008,225 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition. On July 15, 2019, these two offerings were terminated and replaced with a private placement offering units at a purchase price of $0.50 consisting of one share of common stock, one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share, and a second warrant to purchase one share of common stock at an exercise price of $1.00 per share. A total of 330,360 units were sold under the private placement dated July 15, 2019 units at a purchase price of $0.50 per share resulting in gross proceeds of $165,280. We used $148,662 of the proceeds to issue 6% promissory notes to Inform, Inc as a part of the potential acquisition. The investors in the first offering dated February 14, 2019 were required to subscribe for the second warrant offered in the April 22, 2019 amendment in a private placement dated July 11, 2019 which terminated on July 31, 2019 with no ability to extend. A total of 980,000 warrants were issued to eleven investors in the first private placement who subscribed for the second warrant. Three investors did not subscribe for the second warrant.

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

Stock issued for services

During the year ended 2019, the Company issued an aggregate 90,215 shares of our common stock to consultants for services rendered based on the fair value of the date of grant, which range from $1.00 to $1.79 a share for an aggregate value of $141,185.

During the year ended 2020, the Company issued an aggregate 2,609,160 shares of our common stock to consultants for services rendered based on the fair value of the date of grant, which range from $1.49 to $1.90 a share for an aggregate value of $4,332,623.

During 2020, Spartan Capital notified Bright Mountain of a cashless exercise of 1,852,003 warrants which had previously been awarded as compensation for facilitating private placement offerings. A total of 1,464,691 shares were issued as follows: 1,295,806 shares at $4.00 and 168,885 shares at $4.37, for an aggregate value of $5,921,251.

During 2020, two Spartan Capital employees, who had previously been assigned warrants according to Spartan Capital’s internal incentive compensation program, notified Bright Mountain of a cashless exercise 175,000 warrants. A total of 146,563 shares were issued at a $4.00 share price, for an aggregate value of $586,252

During 2020, a former employee exercised 50,000 stock options for $6,950. A current employee exercised 80,000 stock options for $11,112.

NOTE 16 – SHARE-BASED COMPENSATION

Stock Options Plans

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

As of December 31, 2020, 337,000 shares, 467,000 shares, 859,000 shares and 4,761,773 shares were remaining for future issuance under the 2011 Plan, 2013 Plan, 2015 Plan and 2019 Plan, respectively.

The purpose of the 2011 Plan, 2013 Plan, 2015 Plan, and 2019 Plan (together, the “Plans”) are to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2015 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company’s board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument.

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Employee stock options granted under the plan generally vest ratably over a four-year period and expire on the tenth anniversary of their issuance. Restricted Stock Awards (“RSAs”) granted under the plan generally vest [in four equal annual installments beginning one year after the date of grant].

Stock Options

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

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2020 and 2019:

Assumptions:	2020	2019
Expected term (years)	6.25	6.25
Expected volatility	127%	89%
Risk-free interest rate	0.31 – 0.51%	1.78 – 1.99%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on an average of similar public company’s historical volatility, as the Company’s common stock is quoted in the over-the-counter market on the OTCQB Tier of the OTC Markets, Inc. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant.

Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased. The Company has elected to account for forfeitures as they occur.

The Company recorded $181,550 and $51,684 of stock option expense for the year ended December 31, 2020 and 2019, respectively. The stock option expense for year ended December 31, 2020 and 2019 has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements. For the year ended December 31, 2020, there was no non-cash stock-based stock option compensation expense and for the year ended December 31, 2019 non-cash stock-based stock option compensation expense was $141,884.

As of December 31, 2020, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $279,295 to be recognized over a weighted-average period of 1.76 years.

A summary of the Company’s stock option activity during the year ended December 31, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2019	2,020,227	$0.58	4.5	$2,767,711
Granted	190,000	1.88	–	–
Exercised	(130,000)	0.13	–	–
Forfeited	(705,000)	–	–	–
Expired	–	–	–	–
Balance Outstanding, December 31, 2020	1,375,227	$0.76	4.1	$3,201,237
Exercisable at December 31, 2020	1,110,932	$0.49	2.7	$2,883,659

Summarized information with respect to options outstanding under the Plans at December 31, 2020 and 2019, respectively, is as follows:

	Options Outstanding at December 31, 2020			Options Exercisable
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
0.14 – 0.24	410,000	$0.14	0.0	410,000	$0.13
0.25 – 0.49	126,000	$0.28	1.7	126,000	$0.28
0.50 – 0.85	501,000	$0.69	4.5	513,500	$0.69
0.86 – 1.74	138,227	$1.64	8.9	36,432	$1.64
1.75	100,000	$1.75	8.5	25,000	$1.75
2.10	100,000	$2.10	0.0	–	$–
	1,375,227	$0.76	4.1	1,110,932	$0.49

	Options Outstanding at December 31, 2019			Options Exercisable
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
0.14 – 0.24	540,000	$0.14	1.3	540,000	$0.14
0.25 – 0.49	351,000	$0.28	3.2	351,000	$0.28
0.50 – 0.85	906,000	$0.68	5.6	864,500	$0.68
0.86 – 1.74	123,227	$0.94	5.4	–	$–
1.75	100,000	$0.77	4.3	–	$–
	2,020,227	$0.58	4.5	1,755,500	$0.43

Restricted Stock Awards

The Company recognized compensation expense for 130,081 RSAs granted to independent directors of the Company and former employees of MediaHouse amounting to $405,943 for the year ended December 31, 2020. There was no compensation expense for RSAs for the year ended December 31, 2019. The restrictions on these share awards were for 1 year, hence they lapse in November and December 2021, respectively.

Shares held in escrow

As part of the Company’s acquisition of the Oceanside (Note 4), the Company assumed the existing S&W Option plan (“Israel Sub Plan”). The Israel Sub Plan was cancelled the and the 26 individuals who were participants in the plan had their options under the Israel Sub Plan converted into options to purchase stock of the Company, with their original vesting period. The grant date was determined to be the acquisition date and the stock price on the acquisition date of $1.60 was determined to be the grant price. As of the acquisition date, there were a total of 546,773 shares that will be issued between acquisition date and March 31, 2023.

Warrants

At December 31, 2020, we had 35,848,316 common stock warrants outstanding to purchase shares of our common stock with an exercise price ranging between $0.65 and $1.00 per share. A summary of the Company’s warrants outstanding as of December 31, 2020 and 2019, respectively is presented below:

Warrants as of December 31, 2020
Exercise Price	Number Outstanding	Warrant Value
$1.00	4,817,308	$4,817,308
$0.65	15,575,000	$10,123,750
$0.75	15,456,008	$11,592,006
	35,848,316	$26,533,064

Warrants as of December 31, 2019
Exercise Price	Number Outstanding	Warrant Value
$1.00	4,817,308	$4,817,308
$0.65	15,575,000	$10,123,750
$0.75	5,057,308	$3,792,981
	25,449,616	$18,734,039

During 2020, a total of 2,027,003 warrants were exercised in a cashless transaction with exercise prices of $0.65 and $1.00 per share.

NOTE 17 – LOSS PER SHARE

Basic loss per share is calculated by dividing net loss for the year by the weighted average number of common shares outstanding for the period. In computing dilutive loss per share, basic loss per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, convertible preferred stock and warrants. Because both periods reported a net loss, dilution is not considered and basic loss per share equals diluted loss per share.

The following common stock equivalents have been excluded from the calculation as their effect is anti-dilutive:

	December 31,
	2020	2019 (As restated)
Common stock equivalent from:
Stock options	1,375,227	2,020,227
Warrants	35,848,316	25,449,618
Convertible preferred stock	8,044,017	8,044,017
Convertibles notes payable	200,000	200,000

From a dilutive perspective, existing cashless warrants, when converted, will result in a lower number of common shares.

NOTE 18 – RELATED PARTY TRANSACTIONS

As discussed in Note 11, notes payable to the CEO amounted to $39,728 and $25,689 as of December 31, 2020 and 2019 respectively, and are reported net of their unamortized debt discount of $40,272 and $54,311 as of December 31, 2020 and 2019, respectively. See Note 11 further discussion on these notes payable.

We paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock amounting to $54,922 and $180,931 to the CEO in 2020 and 2019, respectively, and $5,100 and $5,100 to Mr. Richard Rogers, a former member of the board of directors, in 2020 and 2019, respectively.

NOTE 19 – INCOME TAXES

The Company is subject to federal and various state income taxes in the U.S. as well as income taxes in various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) was signed into law and it amended some of the tax provisions introduced by the Tax Cuts and JOBS Act previously enacted on December 22, 2017. Specifically, the CARES Act temporarily relaxed the business interest limitation for tax years 2019 and 2020, and temporarily eliminated the 80% taxable income limitation for net operating loss deductions and provided a five-year carryback for net operating losses generated in tax years 2018, 2019, and 2020. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law and largely extended and expanded many of the provisions introduced by the CARES Act, and also included extensions for expiring tax deductions, credits, and incentives that were scheduled to expire on December 31, 2020. The tax effects of the various provisions from the CARES Act and the CAA have been accounted for, however, neither tax law change had a material impact to the consolidated financial statements.

The Company’s loss before income taxes from continuing operations consists of the following:

	Year ended December 31,
	2020	2019
		(As Restated)
United States	$(53,116,100)	$(7,108,543)
Foreign	(20,165,836)	(1,313,560)
Total loss before provision for income taxes	$(73,281,936)	$(8,422,103)

The provision for income taxes consists of the following:

	Year ended December 31,
	2020	2019
		(As Restated)
Deferred
Federal	$(192,561)	$(3,483,942)
State	(55,017)	(720,844)
Foreign	(319,936)	(179,360)
	(567,514)	(4,384,146)

Discontinued Operations
Deferred:
Federal	–	–
State	–	–
	–	–
Total	–	–

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	2020		2019
	Amount	Rate	Amount	Rate
			(As Restated)
Federal tax expense (benefit) at the statutory rate from continuing operations	$(15,389,206)	21.00%	$(1,768,642)	21.00%
State tax benefit, net of federal income tax benefit	(1,436,416)	1.96%	(236,344)	2.81%
Effect of foreign taxes	1,007,969	(1.38)%	65,678	(0.78)%
Transaction costs	271,423	(0.37)%	234,646	(2.79)%
Impairment	7,929,074	(10.82)%	–	–%
Stock compensation	113,862	(0.16)%	42,894	(0.51)%
Other permanent differences	(138,526)	0.19%	103,783	(1.23)%
Change in valuation allowance	7,074,306	(9.65)%	(2,826,161)	33.56%
Total tax provision (benefit)	(567,514)	0.77%	(4,384,146)	52.06%

Federal tax expense (benefit) at the statutory rate from discontinued operations	–	–	(28,714)	(21.00)%
State tax benefit, net of federal income tax benefit	–	–	13,981	10.23%
	–	–
Change in valuation allowance	–	–	14,733	10.77%
Total - discontinued operations	–	–	–	–

Total	$–	–	$(3,340,629)	(39.82)%

The goodwill and intangible impairments recorded during the year ended December 31, 2020 (see Notes 9 and 10) are non-deductible for tax purposes. As the Company does not have significant tax basis in the impaired goodwill, in accordance with ASC 740, there was historically no deferred taxes recorded for the goodwill basis difference, therefore, the goodwill impairment charge results in a permanent difference and a reconciling item for our effective tax rate for the year.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019, are as follows:

	Year ended December 31,
	2020	2019
		(As Restated)
Deferred tax assets:
Net operating loss carryforward	$11,329,880	$5,128,865
Other	417,728	165,540
Total gross deferred tax assets	11,747,608	5,294,405
Less: Deferred tax asset valuation allowance	(11,579,703)	(917,456)
Total net deferred tax assets	$167,905	$4,376,949

Property and equipment	(24,238)	71,977
Intangible assets	(143,667)	(4,624,908)
Net deferred tax liability	$–	$(319,936)

As of December 31, 2020, the Company had U.S. federal net operating loss carryforwards of $39.5 million that expire at various dates from 2030 through 2037, and include $29.2 million that have an unlimited carryforward period. As of December 31, 2020, the Company had state and local net operating loss carryforwards of $57.4 million that expire at various dates from 2030 through 2040, and includes $22.9 million that have an unlimited carryforward period. As of December 31, 2020, the Company had foreign net operating loss carryforwards of $3.8 million, primarily in Israel that have an unlimited carryforward period.

The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in the expiration of net operating loss carryforwards before their utilization. The Company has not completed a study to assess whether an “ownership change” as defined in Section 382 has occurred or whether there have been multiple ownership changes since the Company’s inception. Future changes in the Company’s stock ownership, which may be outside of the Company’s control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.”

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the historical earnings history of the Company and its foreign subsidiaries, the net deferred tax assets less deferred tax liabilities for 2020 were fully offset by the deferred tax liability and a valuation allowance on the remaining balance. Based on all available evidence, management determined that is it more likely than not that the Company’s net deferred tax assets will not be realized. The change in the valuation allowance was an increase of approximately $10.7 million for the year ended December 31, 2020, primarily as a result of the current year tax loss and the acquisition of Wild Sky.

During 2020, the Company completed the acquisitions of Wild Sky, see Note 4. In connection with the acquisition of Wild Sky, the Company recorded additional net deferred tax assets of $3.3 million primarily related to estimated NOLs incurred by Wild Sky Media prior to the acquisition. In addition, a valuation allowance of $3.6 million was recorded against Wild Sky Media’s deferred tax assets due to limitations on the ability to utilize their NOLs stemming the timing of the reversals of the deferred tax liabilities from the intangibles. The net impact of the above adjustments, which totaled a net DTL of $0.2 million was recorded as an adjustment to goodwill in acquisition accounting.

Also, in connection with the acquisition, as a result of the net deferred tax liability from Wild Sky, the Company was able to release a portion of its historical valuation allowance in the amount by the same amount as the Wild Sky Media net deferred tax liability. The release of the valuation allowance was recorded as a benefit in the tax provision for the year ending December 31, 2020.

During 2019, the Company completed the acquisitions of Oceanside and MediaHouse, see Note 4. In each acquisition, the Company recognized acquired intangible assets and, in accordance with ASC 740, resulted in the recognition of deferred tax liabilities associated with these intangible assets. As a result of the acquisition of MediaHouse, the Company reduced its historical federal and state valuation allowance by approximately $3.2 million, which was recorded as a tax benefit in the Company’s income statement.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which it operates or does business in. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits.

The Company records tax positions as liabilities and adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2020 and 2019, the Company has not recorded any liabilities for uncertain tax positions in its consolidated financial statements.

The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2020 and 2019, no accrued interest or penalties are recorded on the balance sheet, and the Company has not recorded any related expenses.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2017 to the present in the U.S. and from 2019 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

NOTE 20 – SUBSEQUENT EVENTS

As disclosed in Note 12, on January 22, 2021, the Company applied for the Wild Sky PPP Loan to be forgiven by the SBA in whole or in part and on March 29, 2021, the Company obtained the forgiveness of the Wild Sky PPP Loan in whole. Further, on May 26, 2021, the Company applied for the Bright Mountain PPP Loan to be forgiven by the SBA in whole or in part and on July 16, 2021, the Company obtained the forgiveness of the Bright Mountain PPP Loan in whole.

On April 26, 2021, the Company and certain of its subsidiaries entered into a First Amendment to Amended and Restated Senior Secured Credit Agreement (the “First Amendment to Credit Agreement”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Center Lane Partners”) as Administrative Agent and Collateral Agent dated June 5, 2020 (the “Credit Agreement”). The Credit Agreement was amended to permit the Company to raise up to $6,000,000 of total cash proceeds from the sale of its preferred stock prior to December 31, 2021 without having to make a mandatory prepayment of the loans (the “Loans”) under the Credit Agreement. The interest rate on the Loans after April 26, 2021 was increased to 10.00% per annum from 6.00%, which can continue to be paid in-kind in lieu of cash payment. The Credit Agreement was further amended to permit the Company to provide audited financial statements for the year ended December 31,2020 on or before June 14, 2021. In addition, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum.

During May 2021, the Company settled an outstanding debt with Encoding.com, Inc. (“Encoding”) was a former digital media customer of MediaHouse. Encoding had a long overdue outstanding receivable from MediaHouse’s predecessor company, Inform, Inc. MediaHouse did not assume the liability at acquisition. In 2020, the Company and Encoding agreed to settle the overdue receivable through the issuance of 175,000 warrants to purchase Company stock with a $1.00 exercise price. This is recorded as an accrued liability as of December 31, 2020 and the warrants were issued in May of 2021.

Between May 26, 2021 and November 5, 2021, the Company and certain of its subsidiaries entered into five amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional loan amount of $4.625 million, in the aggregate. This term loan shall be repaid by February 15, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $2.712 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 12.5 million common shares to Centre Lane Partners as part of these transactions.

On June 28, 2021 Bright Mountain Media, Inc (the “Company”) issued a press release that effective at the close of business on June 30, 2021, Bright Mountain Media, Inc’s., common stock (“BMTM”) ceased trading on the OTCQB and its shares began trading on the OTC Pink Market on July 1, 2021. The common stock will continue to trade with the symbol BMTM. Furthermore, on September 28, 2021, Bright Mountain Media, Inc. shares of common stock began trading on the Expert Market from the OTC Pink Sheets. The Company’s Common Stock will continue to be on the Expert Market until such time as the Company has become current in its filings with the Securities and Exchange Commission at which point it will seek to have its shares restored to the OTC markets.

On August 31, 2021, the Company’s Chairman of the Board, W. Kip Speyer, converted his preferred shares into common shares of the Company. In that transaction, he converted 7,919,017 preferred shares into 7,919,017 common shares of the Company. As of said date, the Company has an accrued dividend liability due to Mr. W. Kip Speyer recorded totaling $695,773.

On September 22, 2021, the Company entered into a Share Issuance Settlement with Spartan Capital Securities, LLC (“Spartan”). Under the terms of the Agreement, the Company agreed to issue a total of 10,398,700 of its common stock (the “Shares”) to seventy-five accredited investors who participated in the Company’s Private Placement Offering, which began in November 2019 and was completed in August 2020 (the “Private Placement”). As previously disclosed, under the terms of Private Placement, if the Company did not file a listing application of its common stock on the NYSE American Exchange within an agreed time period after the Company had received at least $1,500,000 of net proceeds, contemplated by the Placement Agent Agreement (the “Listing Application Deadline”) and obtained listing approval from the NYSE American within a 120 days from the Listing Application Deadline the Company would issue to each Investor in such Offering an additional share of common stock provided that if the Listing was not obtained by Listing Approval Deadline, the Listing Approval Deadline would be extended for so long and to the extent that the Company could demonstrate to Spartan’s reasonable satisfaction that it has used and continuing to use good faith efforts to obtain Listing Approval. The Company believes it has acted in good faith, but in order to avoid protracted and expensive litigation as to whether the Company was obligated to issue the Shares to the private placement investors, and without admitting or denying that the Company had any such obligation, the Company has agreed to issue the Shares to the private placement investors as set forth above.

Effective December 1, 2021, the Company appointed Mr. Matthew Drinkwater as its new Chief Executive Officer (CEO). Mr. Drinkwater joins the Company with an extensive track record of adding value to the Company’s he has worked for over his professional career in several Key Senior Executive and Sales roles at companies such as Buzzfeed, Twitter, Groupon Inc., Yahoo and America Online (AOL). Mr. W. Kip Speyer will remain with the Company in his role of Chairman of the Board and transition his CEO role to Mr. Drinkwater.

On or about December 1, 2021, there was an understanding reached in principle related to a legal proceeding between Synacor and MediaHouse, subject to finalization and execution of a definitive agreement.

On December 3, 2021, the Company received formal notification that an event of default had occurred under the Closing Notes as part of the Oceanside acquisition. The Company is reviewing its obligations under the Notes.

NOTE 21 – QUARTERLY FINANCIAL INFORMATION (unaudited) (as restated)

The Company has restated the accompanying unaudited condensed consolidated quarterly financial information in accordance with the requirements of the Securities and Exchange Commission and U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The condensed consolidated quarterly financial information includes all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company and the results of its operations and its cash flows. The condensed consolidated quarterly financial information should be read in conjunction with the consolidated financial statements and notes included in this Form 10-K as well as previously filed Quarterly Reports on Form 10-Q relating to accounts and disclosures not subject to these restatements.

The Restatements Items reflect adjustments to correct errors for several financial statements captions on the Company’s balance sheet, statements of operations, statements of changes in stockholders equity and statements of cash flows, in connection with accounting for the Company’s acquisitions. In addition, we are correcting other errors identified related to accrued dividends, penalty fees for late registration with the SEC and a prepaid investor relations consulting agreement. The nature and impact of these adjustments are described below and also detailed in the tables included below.

For discussion of the impact of restatement items in the annual period ended December 31, 2020, refer to Note 2.

Restatement Items

a.	Finder’s Fee accrual – The Company maintains a Finder’s Agreement with Spartan Capital Securities LLC (“Spartan Capital”) to identify and assist in business combinations, including any merger, acquisition or sale of stock or assets in connection with a merger or acquisition of other businesses. Upon closing of any such transaction, the Company shall pay an agreed fee relative to the consideration paid or received by the Company (the “finder’s fee”). There were two errors: i) the Company incorrectly used 3% instead of 5% to calculate the final finders’ fee; and ii) the Company determined that the consideration amount for the acquisition of MediaHouse was overstated and affected the finders’ fee calculation (refer to “c” below).

In addition, the Company incorrectly calculated the amount of shares to be issued to Spartan Capital as finder’s fees in connection with the Company’s acquisitions Slutzky & Winshman Ltd. (which later changed its name to Oceanside Media LLC) (“Oceanside”) and News Distribution Network, Inc. d/b/a MediaHouse (“MediaHouse”) during the third and fourth quarters of 2019, respectively, and the acquisition of CL Media Holdings (known as Wild Sky Media) (“Wild Sky”) in the second quarter of 2020.

The result of the correction as of and for the three and nine months ended September 30, 2019 related to the Oceanside acquisition was that accrued expenses were decreased by $4,656 with a corresponding decrease in operating expenses. Accrued expenses and accumulated deficit were also corrected in the respective quarters ended March 31, 2020, June 30, 2020, and September 30, 2020.

The result of the correction as of and for three and six months ended June 30, 2020, related to the Wild Sky acquisition was that upon acquisition closing, accrued expenses were increased by $909,954 with a corresponding increase in operating expenses. Accrued expenses and accumulated deficit were also corrected in the quarter ended September 30, 2020.

The result of the correction for the year ended December 31, 2019, related to the MediaHouse acquisition was that upon acquisition closing, accrued expense liability was increased by $1,007,921 with a corresponding increase in operating expenses. Accrued expense liability and accumulated deficit were also corrected in the respective quarters ended March 31, 2020, June 30, 2020, and September 30, 2020.

b.	Common Stock issued in Oceanside acquisition – In connection with the Oceanside acquisition in August 2019, the Company issued an incorrect number of shares of Company common stock as consideration as it used a preliminary purchase price. Upon management’s re-evaluation of the purchase price, the number of shares issued in connection with the Oceanside acquisition increased by 382,428 resulting in a correction and increase in goodwill, common stock, and additional paid-in capital in the amounts of $611,885, $3,824, and $608,058, respectively, at September 30, 2019.

c.	Common Stock issued in MediaHouse acquisition – Upon re-evaluation of the final MediaHouse acquisition agreement, the Company noted the following corrections:

There was a miscalculation of the fair value of the warrants to be issued as part of consideration in the amount of $3,829,889 due to the conversion of bridge loan and open lines of credit, as well as a valuation adjustment. Further, the change in intangible assets valuation was mainly driven by the use of a more updated forecast that was lower than the original forecast utilized along with an increase in the Company’s state effective rate used to record deferred tax assets and liabilities resulted in an increase to the deferred tax liability of $836,363 which was fully offset by an adjustment to the tax provision to adjust the Company’s valuation allowance. The decrease of the valuation allowance was recorded as a benefit in the tax provision for the year ended December 31, 2019.

Additionally, in connection with the MediaHouse acquisition in November 2019, the Company issued shares of Company common stock to certain of MediaHouse’s investors as part of the consideration paid. During September 2020, the Company determined that one investor had been issued an incorrect number of shares as the result of a transposition mistake; the investor should have been issued 840,000 shares but was incorrectly issued 480,000 shares. This error resulted in a shortfall of shares of 360,000 valued at $590,400. In addition, another investor was not issued his shares in a timely manner amounting to 19,029 shares of the Company’s common stock valued at $31,208.

Upon management’s re-evaluation of the MediaHouse acquisition and the number of shares issued as consideration, the number of shares increased by 379,029 resulting in a correction and increase in Goodwill of $621,608, increase to Common stock of $3,790 and an increase to Additional paid in capital of $617,818 at December 31, 2019.

The reduction in the warrant valuation and equity corrections resulted in a reduction in consideration of ($3,208,282). The components in the change in consideration were: (1) reduction in warrant valuation of $3,829,889 and an increase in goodwill for two (2) investor equity corrections adding $621,608.

d.	Goodwill and intangible assets impact of additional share issuance and correction, respectably, of MediaHouse and Oceanside acquisitions – In connection with the re-evaluation of the Oceanside and MediaHouse acquisitions described in letters “b” and “c” above, the Company also re-evaluated the impairment charge it had recorded during the three and nine months ended September 30, 2020 (see Note 10). As a result of this re-evaluation, the impairment charge was increased by $4,769,472 for the three and nine months ended September 30, 2020. The net increase was comprised of an increase in impairment charge of $4,935,356 related to intangible assets and a decrease in impairment charge of $165,884 related to Goodwill.

e.	Share-based compensation from Oceanside acquisition – As part of the Oceanside acquisition, the Company assumed a local employee and contractor option plan and converted it to the Company’s existing equity compensation plan utilizing the existing vesting dates at the time of the acquisition. The option holders were two (2) classes of individuals: (1) employees and (2) contractors. The pre-acquisition Oceanside options ceased to exist as of the acquisition date and all outstanding and unvested options for these two groups were converted using the agreed exchange ratio. In re-evaluating the transaction as part of the errors noted above, management concluded the Company did not record stock compensation expense for the local employees and contractors since the acquisition.

The result of the correction of the adjustment was an increase to share-based compensation and accrued expenses as follows: $36,355 as of September 30, 2019, $98,261 as of March 31, 2020, $189,795 as of June 30, 2020, and $277,950 as of September 30, 2020, respectively.

f.	Penalty accrual for untimely registration statement filings with the Securities and Exchange Commission (“SEC”) – During fiscal years 2018 and 2019, the Company sold units of its securities to various investors in several private placements. As part of each private placement, the Company agreed to file a registration statement with the SEC to register the resale of the shares by the respective holder in order to permit the public resale; such filing deadlines ranged from 120 to 270 days following the closing date of the respective placement and the Company was liable to pay a penalty fee for failure to file the resale registration statement within the allotted timeframe. The penalty fee is payable in cash and is equal to 2% of the aggregate purchase price paid by the respective investor for each 30 days until the earlier of the date the deficiency was cured or the expiration of 6 months from filing deadline.

The Company did not timely file the resale registration statements pertaining to three private placements made in fiscal years 2018 and 2019 and as a result was liable for penalties beginning in the fourth quarter of 2019 on the first two placements and the third quarter of 2020 on the third placement. These penalty fees were not properly recorded as an expense with an offset to accrued liability in their respective accounting period.

The correction resulted in an increase in accrued liability of $109,200 as of December 31, 2019 with a corresponding offset to selling, general and administrative expenses for the year ended December 31, 2019 and which remains as a liability as of March 31, 2020, June 30, 2020, and September 30, 2020 for the first two placements, and an increase of selling, general and administrative expenses and corresponding accrued liability in the additional amount of $76,856 as of and for the three and nine months ended September 30, 2020, relating to the third placement. As of September 30, 2020, the accumulated liability totaled $186,056.

g.	Preferred stock dividends – Between August 2, 2019, and December 23, 2019, a related party purchased an aggregate of 1,200,000 shares of Series A-1 Preferred Stock at a purchase price of $0.50 per share. Series A-1 Preferred Stock pays dividends at the rate of 10% per annum; dividends are cumulative and payable in cash monthly in arrears within fifteen (15) days after the end of the month. (See Note 14). It was subsequently determined that the 2020 dividends on these shares were calculated incorrectly due to a mathematical error in the computation and were incorrectly reported.

The correction resulted in a reduction of accrued dividends payable and an increase in additional paid-in capital amounting to $29,119 as of March 31, 2020, $88,157 as of June 30, 2020, and $177,330 as of September 30, 2020.

h.	Common stock issued for investor relations agreement – The Company entered into an investor relations consulting agreement with MZ Group (“MZ”) in January 2020 for a period of 12 months. As part of compensation for these services, the Company agreed to issue 60,000 shares of Company common stock to MZ at $1.50 per share in May 2020 totaling $90,000 and recorded it during March 2020 and failed to properly record a prepaid expense and a corresponding accrued expense for share issuance liability in the amount of $114,000, using a $1.90 per share price from January 2020 when the contract was signed. Consequently, the Company failed to i) record the share issuance that ultimately occurred in May 2020 and ii) amortize the prepaid expense monthly over the 12-month term of the contract.

The correction of this error as of and for the three months ended March 31, 2020, resulted in the following adjustments: accrued expenses increased by $114,000, additional paid-in capital decreased by $89,400, common stock decreased by $600, prepaid expenses and other current assets increased by $85,500, and selling, general and administrative expenses decreased by $61,500. The correction of this error as of and for the three months ended June 30, 2020, resulted in the following adjustments: accrued expenses decreased by $114,000, additional paid-in capital increased by $113,400, common stock increased by $600, prepaid expenses and other current assets decreased by $28,500, selling, general and administrative expenses increased by $28,500. The correction of this error as of and for the three months ended September 30, 2020, resulted in the following adjustments: prepaid expenses and other current assets decreased by $28,500, selling, general and administrative expenses increased by $28,500. For the six months ended June 30, 2020, the adjustment was $57,000 and for the nine months ended September 30, 2020, the adjustment was $85,500.

i.	M&A Advisory Fee – During November 2019, the Company signed a placement agent agreement with Spartan Capital to raise funds for funding of the Company. Earlier, during July 2019, the Company signed an M&A advisory agreement that had a $250,000 fee that contemplated the provision of consulting services related to potential M&A transactions, including, but not limited to valuations, transaction terms and structures, evaluation and due diligence of candidate business, and other. The $250,000 fee would be deducted from the private placement closings once a minimum of $1.5 million of net funds were received by the Company. This agreement became effective as of the closing date of the sale of units in the private placement resulting in net proceeds to the Company of at least $1.5 million and had a duration of 60 months. By the 3rd closing of the private placement during March 2020, the Company realized the minimum net proceeds requirement of $1.5 million and the $250,000 fee was deducted from the net proceeds to the Company. In accounting for this transaction, the Company did not correctly capitalize the $250,000 fee as a prepaid asset in March 2020, when it became probable that the amount would be owed, subject to amortization over the remaining contractual term of 43 months.

The correction of this error resulted in an increase to prepaid expenses of $250,000 as of March 31, 2020, and a corresponding decrease in other expense for the three months ended March 31, 2020. In addition, the correction of this error resulted in an increase in other expenses and corresponding decrease in prepaid expenses for the amortization of $5,814, $17,442, and $17,442 for the three months ended March 31, 2020, June 30, 2020, and September 30, 2020, respectively. The cumulative effect of this correction resulted in an increase in other expenses and a corresponding decrease in prepaid expenses of $5,814, $23,256 and $40,698 as of March 31, 2020, as of June 30, 2020, and as of September 30, 2020, respectively.

j.	Other Adjustments – In addition, the Company has corrected other adjustments. While some of these other adjustments may be quantitatively immaterial, individually and in the aggregate, because the Company is correcting for the material errors above, management has decided to correct these other adjustments as well (“Other Adjustments”):

●

Due to utilization of more updated forecasts, quarterly amortization expense on intangible assets (trademarks, customer lists, IP technology and non-compete agreements) decreased by $24,423 in the three months ended March 31, 2020, decreased $6,348 in the three months ended June 30, 2020, and increased $29,802 in the three months ended September 30, 2020, to reflect the changes in the intangible assets valuation. For the six months ended June 30, 2020, the amortization expense decreased $30,771 and for the nine months ended September 30, 2020, the amortization expense decreased $969.

●	Selling, general and administrative expenses and accrued liabilities decreased by $87,670 as of and for the three months ended March 31, 2020, to correct an error relating to previously recorded professional services provided to Oceanside during 2019.

●	Audit related items:

○	Audit adjustments
○	Elimination entry corrections
○	Accounts receivable, net adjustment and/or reclasses
○	Accounts payable adjustments and/or reclasses
○	Accrued expenses adjustments and/or reclasses

k.	Tax effect – The Company assessed the tax impact of the above restatement items, including any impact to deferred tax asset and liabilities. The Company determined that the impact of the changes for the finder’s fees (a), goodwill (d), share-based compensation (e), penalty accrual (f), preferred dividends (g) and common stock issued for investor relations agreement would be permanent book/tax differences, therefore had no impact on the income tax provision or any tax assets and liabilities, current or deferred. Tax effect of the other adjustments is discussed below.

As of March 31, 2020:

The deferred tax liability balance decreased by $24,711 and income tax benefit increased by the same amount for the three months ended March 31, 2020, as a result of correcting an error in the calculation of Oceanside’s net deferred tax liability, which was originally recorded in Q3 2020 as an out of period adjustment, along with changes to the deferred tax liability stemming from the changes in the amortization of the Oceanside intangibles.

As of June 30, 2020:

Goodwill increased by $140,321, deferred tax liability decreased by $35,846 and income tax benefit increased by $176,167 for the three months ended June 30, 2020, as a result of the following:

The $140,321 goodwill adjustment related to a true-up to the Wild Sky acquisition recorded originally in Q3 2020 from the estimate included in the original Q2 2020 financials. The offset of the change in the deferred tax liability recorded through goodwill for Wild Sky was a change in the valuation allowance at the Company. The $140,321 change in valuation allowance at the Company level is recorded through the profit and loss and is part of the $176,167 change.

An additional $11,136 (out of the $78,048) change in the tax provision relates to reversing a deferred tax liability related to indefinite lived asset from Wild Sky that was recorded in error originally in Q2 2020 as it was originally determined that Wild Sky would have tax amortizable goodwill but with the Wild Sky acquisition accounting adjustments noted above it was determined the deferred tax liability originally recorded in Q2 2020 should be reversed.

The remaining $24,710 (out of the $176,167) relates to the same issue as described above for the Q1 2020 adjustment. The offset was a decrease to the deferred tax liability balance.

As of September 30, 2020:

Goodwill decreased by $26,347, deferred tax liability increased by $38,848 and income tax benefit decreased by $65,194 for the three months ended September 30, 2020, as a result of the following:

The $26,347 adjustment to goodwill was to reverse the true-up that was originally recorded in Q3 2020 that was pushed back to Q2 2020. The corresponding offset was to decrease the income tax benefit.

$97,690 of the tax provision adjustment relates to reversing the two $40,565 true-ups that were originally booked in Q3 2020 but were pushed back to Q1 and Q2 2020, along with changes to the deferred tax liability stemming from the changes in the amortization of the Oceanside intangibles.

There is a $58,843 increase to the tax benefit and offsetting decrease to the deferred tax liability to record the impact of the Oceanside impairment. The effect of this adjustment was to reduce Oceanside’s remaining deferred tax liability to $0. Subsequent to the impairment, the Oceanside operations were in a net deferred tax asset position which was offset with a valuation allowance.

l.	Closing notes consideration change from Oceanside acquisition – As part of the acquisition, the treatment of the Closing notes totaling $750,000 was incorrectly recorded and per ASC 805-30-55 was determined to be compensation expense to be recognized ratably over the 24-month term of the Notes. As such, starting in September 2019 and concluding in August 2021, $31,250 per month will be charged to compensation expense and a corresponding accrued liability will be recorded until the full amount of the $750,000 is reflected on the balance sheet. As of August 15, 2020, the Company did not make payment on the 1st closing notes and thereby defaulted on its obligation and the 2nd closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was an incremental total charge of $300,672 recorded during 2020 which was $250,000 of additional compensation expense and $50,672 of interest expense-related party.

m.	Deferred revenue – As part of the audit of 2019, it was determined that $156,529 of recorded revenue needed to be reclassified into deferred revenue as part of the review of FASB ASC 606, Revenue from Contracts with Customers. For the restated quarters in 2020, this deferred revenue carries forward from the year end December 31, 2019 and has no statement of operations impact in the quarters ended March 31, 2020, June 30, 2020 nor September 30, 2020.

n.	Reversal of gain on legal settlement – The Company determined that during Q3 2020, it recorded incorrectly a non-cash gain on a legal settlement that involved the repurchase of 550,117 Treasury shares of $935,408. The treatment was incorrect and did not follow the appropriate accounting guidance, ASC 505-30-25-2 and the Company corrected for this error. The net effect on Shareholder’s equity is neutral as the accumulated deficit increase was offset entirely by the decreased Treasury share value

Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

The following tables present the Restatement Items, as well as other adjustments, on the Company’s unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019:

Balance Sheet

	As of September 30, 2019
	As Previously Filed	Restatement Adjustments	As Restated	Restatement References

ASSETS
Current Assets
Cash and cash equivalents	$587,520		$587,520
Accounts receivable, net	3,576,299		3,576,299
Note receivable, net	1,283,887		1,283,887
Prepaid expenses and other current assets	612,377		612,377
Current assets - discontinued operations	1,720		1,720
Total Current Assets	6,061,803	-	6,061,803

Property and equipment, net	80,465		80,465
Website acquisition assets, net	65,293		65,293
Intangible assets, net	4,305,097	(1,502,068)	2,803,029	b, d
Goodwill	16,397,449	2,646,278	19,043,727	b, d, k
Prepaid services/consulting agreements - long term	930,002		930,002
Right of use asset	447,915		447,915
Other assets	76,002		76,002
Total Assets	$28,364,026	$1,144,210	$29,508,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,665,201		$4,665,201
Accrued expenses	1,920,507	62,949	1,983,456	a, e, l
Accrued interest to related party	4,160		4,160
Premium finance loan payable	3,383		3,383
Deferred revenues	-		-
Long term debt, current portion	165,163		165,163
Share Issuance Accrued Liability New			-
Other current liabilities	-		-
Operating lease liability, net of current portion	189,669		189,669
Current liabilities - discontinued operations	591		591
Total Current Liabilities	6,948,674	62,949	7,011,623

Long Term Debt to Related Parties, net	22,160		22,160
Long term debt	-		-
Deferred tax liability	-	491,059	491,059	k
Operating lease liability, net of current portion	258,246		258,246
Total Liabilities	7,229,080	554,008	7,783,088

Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A-1, 2,000,000 shares designated, 50,000 and outstanding at September 30, 2019	5,000		5,000
Series B-1, 6,000,000 shares designated, no issued and outstanding at September 30, 2019	-		-
Series E, 2,500,000 shares designated, issued and outstanding at September 30, 2019	25,000		25,000
Series F, 4,344,017 shares designated, issued and outstanding at September 30, 2019	43,440		43,440
Common stock, par value $0.01, 324,000,000 shares authorized, - 78,152,118 shares issued & outstanding at September 30, 2019	776,898	4,624	781,522	b
Additional paid-in capital	40,778,245	607,258	41,385,503	b
Accumulated deficit	(20,493,637)	(21,681)	(20,515,318)	a, d, e, k, l
Treasury Stock	-		-
Total shareholders’ equity	21,134,946	590,201	21,725,147
Total Liabilities and Shareholders’ Equity	$28,364,026	$1,144,210	$29,508,236

As of September 30, 2019:

a. Finder’s Fee

b. Common Stock issued in Oceanside acquisition

d. Goodwill and intangible assets impact of additional share issuance and correction, respectively, of MH and Oceanside acquisitions

e. Share-based compensation from Oceanside acquisition

k. Tax effect

l. Closing notes consideration change from Oceanside acquisition

Income Statement

	For the three months ended September 30, 2019			For the nine months ended September 30, 2019
	As Previously Filed	Restatement Adjustments	As Restated	As Previously Filed	Restatement Adjustments	As Restated	Restatement References

Revenues
Advertising	$2,113,276	$-	$2,113,276	$3,915,326	$-	$3,915,326

Cost of revenue
Advertising	1,432,922	-	1,432,922	2,874,076	-	2,874,076
Gross profit	680,354	-	680,354	1,041,250	-	1,041,250

Selling, general and administrative expenses	2,734,203	29,918	2,764,121	4,452,490	29,918	4,482,408	a, d, e, l

Loss from operations	(2,053,849)	(29,918)	(2,083,767)	(3,411,240)	(29,918)	(3,441,158)

Other income (expense)
Interest (expense) income,net	16,234		16,234	37,281		37,281
Gain on settlement of liability	-		-	122,500		122,500
Impairment Expense	-		-	-		-
Settlement of contingent consideration	-		-	-		-
Other expense	-		-	-		-
Interest expense	(6,993)		(6,993)	(7,902)		(7,902)
Interest expense - related party	(5,574)		(5,574)	(17,289)		(17,289)
Total other income (expense)	3,667	-	3,667	134,590	-	134,590

Net loss from continuing operations before tax	(2,050,182)	(29,918)	(2,080,100)	(3,276,650)	(29,918)	(3,306,568)

Income (loss) from discontinued operations	13,649		13,649	(174,021)		(174,021)

Net loss before tax	(2,036,533)	(29,918)	(2,066,451)	(3,450,671)	(29,918)	(3,480,589)

Income tax benefit	-	8,237	8,237	-	8,237	8,237	k

Net loss	(2,036,533)	(21,681)	(2,058,214)	(3,450,671)	(21,681)	(3,472,352)

Preferred stock dividends
Series A-1, Series E, and Series F preferred stock	(52,682)		(52,682)	(201,484)		(201,484)

Net loss attributable to common shareholders	$(2,089,215)	$(21,681)	$(2,110,896)	$(3,652,155)	$(21,681)	$(3,673,836)

Basic and diluted net loss for continuing operations per share	$(0.03)		$(0.03)	$(0.05)		$(0.05)
Basic and diluted net profit for discontinued operations per share	$0.00		$0.00	$(0.00)		$(0.00)
Basic and diluted net loss per share	$(0.03)		$(0.03)	$(0.05)		$(0.05)
Weighted average shares outstanding - basic and diluted	64,267,465		64,267,465	66,485,230		70,623,818

For the three and nine months ended September 30, 2019:

a. Finder’s Fee

d. Goodwill and intangible assets impact of additional share issuance and correction, respectively, of MH and Oceanside acquisitions

e. Share-based compensation from Oceanside acquisition

k. Tax effect

l. Closing notes consideration change from Oceanside acquisition

Statement of Cash Flows

	For the nine months ended September 30, 2019
	As Previously Filed	Restatement Adjustments	As Restated	Restatement References

Cash flows from operating activities:
Net loss	$(3,450,671)	$(21,681)	$(3,472,352)	a, d, e, l
Add back: loss attributable to discontinued operations	174,021		174,021
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,613		5,613
Amortization of debt discount	10,472		10,472
Amortization	120,668	(33,032)	87,636	d
Impairment of tradename	20,800		20,800
Gain on settlement of liability	(122,500)		(122,500)
Gain on sale of property and equipment	-		-
Stock option compensation expense	29,074	67,605	96,679	e
Stock issued for services	32,250		32,250
Change in Deferred taxes	-	(8,237)	(8,237)	k
Provision for bad debt	29,338		29,338
Changes in operating assets and liabilities:
Accounts receivable	(808,812)		(808,812)
Prepaid expenses and other current assets	482,979		482,979
Other assets	(17,369)		(17,369)
ROU asset and lease liability	-		-
Accounts payable	1,078,205		1,078,205
Accrued expenses	1,070,498	(4,655)	1,065,843	a
Accrued interest to related party	3,213		3,213
Deferred rents	-		-
Deferred revenues	(4,163)		(4,163)
Net cash used in continuing operations for operating activities	(1,346,384)	0	(1,346,384)
Net cash (used in) provided by discontinued operations	(155,739)		(155,739)
Net cash used in operating activities	(1,502,123)	0	(1,502,123)

Cash flows from investing activities:
Purchase of property and equipment	(8,746)		(8,746)
Cash received in acquisition	603,744		603,744
Cash paid for website acquisition	-		-
Principal collected on notes receivable	77,500		77,500
Notes receivable funded	(1,156,887)		(1,156,887)
Cash paid for website acquisition	(8,000)		(8,000)
Cash proceeds from acquisition of subsidiaries	-		-
Net cash (used in) provided by investing activities	(492,389)	-	(492,389)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	1,651,410		1,651,410
Proceeds from issuance of preferred stock	250,000		250,000
Payments of insurance premium loans payable	(89,154)		(89,154)
Dividend payments	(201,847)		(201,847)
Principal payment on notes payable	(64,681)		(64,681)
Net cash provided by financing activities	1,545,728	-	1,545,728

Net (decrease) in cash and cash equivalents classified within assets related to continued operations	(448,784)	-	(448,784)
Impact of foreign exchange rates on cash	9,818		9,818
Net (decrease) in cash and cash equivalents classified within assets related to discontinued operations	(15,971)		(15,971)
Net (decrease) increase in cash and cash equivalents	(454,937)	-	(454,937)
Cash and cash equivalents at beginning of period	1,042,457		1,042,457
Cash and cash equivalents at end of period	$587,520	$-	$587,520

For the nine months ended September 30, 2019:

a. Finder’s Fee

d. Goodwill and intangible assets impact of additional share issuance and correction, respectively, of MH and Oceanside acquisitions

e. Share-based compensation from Oceanside acquisition

k. Tax effect

l. Closing notes consideration change from Oceanside acquisition

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s consolidated statement of cash flows supplemental information for the nine months ended September 30, 2019:

	For the nine months ended September 30, 2019
	As Previously Filed	Restatement Adjustments	As Restated

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$15,926	$-	$15,926

Supplemental disclosure of non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$28,602	$-	$28,602
Non-cash acquisition of S&W net assets	$-	$2,999,756	$2,999,756
Non-cash acquisition of S&W net liabilities	$168,244	$2,994,633	$3,162,877
Non-cash acquisition of intangible assets of S&W	$4,169,000	$(1,048,400)	$3,120,600
Non-cash acquisition right of use asset S&W	$266,230	$(31,175)	$235,055
Common stock issued for acquisitions	$-	$20,021,163	$20,021,163
Recognition of right of use lease liability for S&W	$245,540	$-	$245,540
Non-cash acquisition of goodwill S&W	$15,408,523	$1,660,284	$17,068,807
Reduction of liability with Daily Engage Media Group LLC	$197,500	$-	$197,500
Note receivable for the sale of Black Helmet	$155,000	$-	$155,000
Stock issued for prepaid services/consulting agreement to Spartan Capital	$32,220	$-	$32,220
Stock dividend	$100	$-	$100

The following tables present the Restatement Items, as well as other adjustments, on the Company’s unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2020:

Balance Sheet

	As of March 31, 2020
	As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	References

ASSETS
Current Assets
Cash and cash equivalents	$1,270,023		$1,270,023
Accounts receivable, net	3,207,560	(211,773)	2,995,787	j
Note receivable, net	38,329		38,329
Prepaid expenses and other current assets	485,074	273,236	758,310	h, i
Current assets - discontinued operations	-		-
Total Current Assets	5,000,986	61,463	5,062,449

Property and equipment, net	25,413		25,413
Website acquisition assets, net	35,316		35,316
Intangible assets, net	18,671,791	(193,943)	18,477,848	d
Goodwill	53,646,856	(1,513,235)	52,133,621	b, c
Prepaid services/consulting agreements - long term	775,000		775,000
Right of use asset	348,721		348,721
Other assets	94,672		94,672
Total Assets	$78,598,755	$(1,645,714)	$76,953,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,152,462	$(87,970)	$8,064,492	j
Accrued expenses	893,540	1,562,744	2,456,284	a, e, f, g, h, l
Accrued interest to related party	8,652		8,652
Premium finance loan payable	125,453		125,453
Deferred revenues	18,609	156,529	175,138	m
Long term debt, current portion	165,163		165,163
Share Issuance Accrued Liability New	-		-
Other current liabilities	-		-
Operating lease liability, net of current portion	215,004		215,004
Current liabilities - discontinued operations	-		-
Total Current Liabilities	9,578,883	1,631,303	11,210,186

Long Term Debt to Related Parties, net	29,179		29,179
Long term debt	-		-
Deferred tax liability	516,941	(286,215)	230,726	k
Operating lease liability, net of current portion	130,979		130,979
Total Liabilities	10,255,982	1,345,088	11,601,070

Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A-1, 2,000,000 shares designated, 1,200,000 and outstanding at March 31, 2020	12,000		12,000
Series B-1, 6,000,000 shares designated, no issued and outstanding at March 31, 2020	-		-
Series E, 2,500,000 shares designated, issued and outstanding at March 31, 2020	25,000		25,000
Series F, 4,344,017 shares designated, issued and outstanding at March 31, 2020	43,440		43,440
Common stock, par value $0.01, 324,000,000 shares authorized, 107,270,456 shares issued and outstanding at March 31, 2020	1,067,329	4,776	1,072,105	b, c
Additional paid-in capital	91,099,013	(2,651,149)	88,447,864	b, c
Accumulated deficit	(23,904,009)	(344,430)	(24,248,439)	a, c, e, f, j, h, i, k, l, m
Treasury Stock	-		-
Total shareholders’ equity	68,342,773	(2,990,803)	65,351,970
Total Liabilities and Shareholders’ Equity	$78,598,755	$(1,645,714)	$76,953,041

As of March 31, 2020:

a. Finder’s Fee

b. Common Stock issued in Oceanside acquisition

c.Common Stock issued in MediaHouse Acquisition

d. Goodwill and intangible assets impact of additional share issuance and correction, respectively, of MH and Oceanside acquisitions

e. Share-based compensation from Oceanside acquisition

f.  Penalty accrual for untimely registration statement filings

g. Preferred stock dividends

h. Common stock issued for investor relations agreement

i. M&A advisory fee

j. Other Adjustments

k. Tax effect

Income Statement

	For the three months ended March 31, 2020
	As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	References

Revenues
Advertising	$2,270,186	$-	$2,270,186

Cost of revenue
Advertising	1,823,082	-	1,823,082
Gross profit	447,104	-	447,104

Selling, general and administrative expenses	3,979,378	(403,528)	3,575,850	e, h, i, j, l

Loss from operations	(3,532,274)	403,528	(3,128,746)

Other income (expense)
Interest (expense) income,net	10,993		10,993
Gain on settlement of liability	-		-
Impairment Expense	-		-
Settlement of contingent consideration	-		-
Other expense	(215)		(215)
Interest expense	-		-
Interest expense - related party	(2,023)		(2,023)
Total other income (expense)	8,755	-	8,755

Net loss from continuing operations before tax	(3,523,519)	403,528	(3,119,991)

Income (loss)from discontinued operations	-		-

Net loss before tax	(3,523,519)	403,528	(3,119,991)

Income tax benefit	64,499	24,711	89,210	k

Net loss	(3,459,020)	428,239	(3,030,781)

Preferred stock dividends
Series A-1, Series E, and Series F preferred stock	(118,252)		(118,252)

Net loss attributable to common shareholders	$(3,577,272)	$428,239	$(3,149,033)

Basic and diluted net loss for continuing operations per share	$(0.03)		$(0.03)
Basic and diluted net profit for discontinued operations per share	$-		$-
Basic and diluted net loss per share	$(0.03)		$(0.03)
Weighted average shares outstanding - basic and diluted	106,098,560		106,098,560

For the three months ended March 31, 2020:

e. Share-based compensation from Oceanside acquisition

h. Common stock issued for investor relations agreement

i. M&A advisory fee

j. Other Adjustments

k. Tax effect

l. Closing notes consideration change from Oceanside acquisition

Statement of Cash Flows

	For the three months ended March 31, 2020
	As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	References

Cash flows from operating activities:
Net loss	$(3,459,020)	$428,239	$(3,030,781)	d, e, h, i, j, k, l
Add back: loss attributable to discontinued operations
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5,253		5,253
Amortization of debt discount	3,490		3,490
Amortization	952,622	(24,423)	928,199	d
Gain on settlement of liability	36,595		36,595
Gain on sale of property and equipment	-		-
Stock option compensation expense	-		-
Stock issued for services	91,718		91,718
Non-cash acquisition fee	275,000		275,000
Non-cash compensation for services	-	(90,000)	(90,000)	h
Non-cash settlement of contingent consideration	-		-
Change in Deferred taxes	(64,499)	(24,711)	(89,210)	k
Provision for bad debt	-		-
Changes in operating assets and liabilities:
Accounts receivable	789,915		789,915
Prepaid expenses and other current assets	314,015	(321,705)	(7,690)	h, i
Prepaid serveices/consulting agreements	93,182		93,182
Goodwill	-		-
Other assets	(58,849)		(58,849)
ROU asset and lease liability	(14,802)		(14,802)
Accounts payable	(205,980)	(65,100)	(271,080)	j
Accrued expenses	(141,893)	97,701	(44,192)	e, j, l
Accrued interest to related party	2,023		2,023
Deferred rents	-		-
Deferred revenues	11,958		11,958
Net cash used in continuing operations for operating activities	(1,369,272)	-	(1,369,272)
Net cash (used in) provided by discontinued operations	-		-
Net cash used in operating activities	(1,369,272)	-	(1,369,272)

Cash flows from investing activities:
Purchase of property and equipment	-		-
Net cash (used in) provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	1,734,937		1,734,937
Proceeds from issuance of preferred stock			-
Payments of insurance premium loans payable	(54,391)		(54,391)
Dividend payments	(23,747)		(23,747)
Principal payment on notes payable	-		-
Note receivable funded	-		-
Proceeds from repayment of note receivable	25,483		25,483
Net cash provided by financing activities	1,682,282	-	1,682,282

Net (decrease) in cash and cash equivalents classified within assets related to continued operations	313,010	-	313,010
Net (decrease) in cash and cash equivalents classified within assets related to discontinued operations	-		-
Net (decrease) increase in cash and cash equivalents	313,010	-	313,010
Cash and cash equivalents at beginning of period	957,013		957,013
Cash and cash equivalents at end of period	$1,270,023	$-	$1,270,023

For the three months ended March 31, 2020:

d. Goodwill and intangible assets impact of additional share issuance and correction, respectively, of MediaHouse and Oceanside acquisitions

e. Share-based compensation from Oceanside acquisition

h. Common stock issued for investor relations agreement

i. M&A advisory fee

j. Other Adjustments

k. Tax effect

l. Closing notes consideration change from Oceanside acquisition

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s consolidated statement of cash flows supplemental information for the three months ended March 31, 2020:

	For the three months ended March 31, 2020
	As Previously Filed	Restatement Adjustments	As Restated

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,023	$-	$2,023

Supplemental disclosure of non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$125,987	$-	$125,987
Stock issued for prepaid services/consulting agreements to Spartan Capital	$2,212,400	$-	$2,212,400
Accrued consulting fees withheld from offering proceeds	$165,000	$(165,000)	$-

The following tables present the Restatement Items, as well as other adjustments, on the Company’s unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2020:

Balance Sheet

	As of June 30, 2020
	As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	References

ASSETS
Current Assets
Cash and cash equivalents	$1,905,182		$1,905,182
Accounts receivable, net	4,715,622	(211,773)	4,503,849	j
Note receivable, net	35,215		35,215
Prepaid expenses and other current assets	903,874	227,294	1,131,168	h, i
Current assets - discontinued operations	-		-
Total Current Assets	7,559,893	15,521	7,575,414

Property and equipment, net	139,349		139,349
Website acquisition assets, net	24,052		24,052
Intangible assets, net	24,882,063	901,405	25,783,468	b, c, d, j
Goodwill	64,568,671	(2,461,914)	62,106,757	b, c, d, k
Prepaid services/consulting agreements - long term	697,500		697,500
Right of use asset	296,514		296,514
Other assets	448,575		448,575
Total Assets	$98,616,617	$(1,544,987)	$97,071,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,609,805	$(87,970)	$8,521,835	j
Accrued expenses	1,032,458	2,546,659	3,579,117	a, e, f, g, h, j, l
Accrued interest to related party	10,675		10,675
Premium finance loan payable	71,062		71,062
Deferred revenues	80,741	156,529	237,270	m
Long term debt, current portion	165,163		165,163
Share Issuance Accrued Liability New	-		-
Other current liabilities	-		-
Operating lease liability, net of current portion	218,697		218,697
Current liabilities - discontinued operations	-		-
Total Current Liabilities	10,188,601	2,615,218	12,803,819

Long Term Debt to Related Parties, net	32,670		32,670
Long term debt	18,588,440		18,588,440
Deferred tax liability	433,955	(322,061)	111,894	k
Operating lease liability, net of current portion	82,396		82,396
Total Liabilities	29,326,062	2,293,157	31,619,219

Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A-1, 2,000,000 shares designated, 1,200,000 and outstanding at June 30, 2020	12,000		12,000
Series B-1, 6,000,000 shares designated, no issued and outstanding at June 30, 2020	-		-
Series E, 2,500,000 shares designated, issued and outstanding at June 30, 2020	25,000		25,000
Series F, 4,344,017 shares designated, issued and outstanding at June 30, 2020	43,440		43,440
Common stock, par value $0.01, 324,000,000 shares authorized, - 110,795,456 shares issued & outstanding at June 30, 2020	1,102,579	5,376	1,107,955	b, c, h
Additional paid-in capital	95,116,892	(2,478,711)	92,638,181	b, c
Accumulated deficit	(27,009,356)	(1,364,810)	(28,374,166)	a, c, e, f, j, h, i, k, l, m
Treasury Stock	-		-
Total shareholders’ equity	69,290,555	(3,838,144)	65,452,411
Total Liabilities and Shareholders’ Equity	$98,616,617	$(1,544,987)	$97,071,630

As of June 30, 2020:

a. Finder’s Fee

b. Common Stock issued in Oceanside acquisition

c. Common Stock issued in MediaHouse Acquisition

d. Goodwill and intangible assets impact of additional share issuance and correction, respectively, of MediaHouse and Oceanside acquisitions

e. Share-based compensation from Oceanside acquisition

f.  Penalty accrual for untimely registration statement filings

g. Preferred stock dividends

h. Common stock issued for investor relations agreement

i. M&A advisory fee

j. Other Adjustments

k. Tax effect

l. Closing notes consideration change from Oceanside acquisition

m. Deferred revenue

Income Statement

	For the three months ended June 30, 2020			For the six months ended June 30, 2020
	As Previously	Restatement		As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	Filed	Adjustments	As Restated	References

Revenues
Advertising	$2,273,940	$-	$2,273,940	$4,544,126	$-	$4,544,126

Cost of revenue
Advertising	1,097,504	-	1,097,504	2,920,586	-	2,920,586
Gross profit	1,176,436	-	1,176,436	1,623,540	-	1,623,540

Selling, general and administrative expenses	4,387,741	1,196,547	5,584,288	8,367,119	793,019	9,160,138	a, d, e, h, i, j, l

Loss from operations	(3,211,305)	(1,196,547)	(4,407,852)	(6,743,579)	(793,019)	(7,536,598)

Other income (expense)
Interest (expense) income,net	(82,261)		(82,261)	(71,268)		(71,268)
Gain on settlement of liability	-		-	-		-
Impairment Expense	-		-	-		-
Settlement of contingent consideration	-		-	-		-
Other expense	-		-	(215)		(215)
Interest expense	-		-	-		-
Interest expense - related party	(2,023)		(2,023)	(4,046)		(4,046)
Total other income (expense)	(84,284)	-	(84,284)	(75,529)	-	(75,529)

Net loss from continuing operations before tax	(3,295,589)	(1,196,547)	(4,492,136)	(6,819,108)	(793,019)	(7,612,127)

Income (loss)from discontinued operations	-		-	-		-

Net loss before tax	(3,295,589)	(1,196,547)	(4,492,136)	(6,819,108)	(793,019)	(7,612,127)

Income tax benefit	190,242	176,167	366,409	254,741	200,878	455,619	k

Net loss	(3,105,347)	(1,020,380)	(4,125,727)	(6,564,367)	(592,141)	(7,156,508)

Preferred stock dividends
Series A-1, Series E, and Series F preferred stock	(148,995)		(148,995)	(267,247)		(267,247)

Net loss attributable to common shareholders	$(3,254,342)	$(1,020,380)	$(4,274,722)	$(6,831,614)	$(592,141)	$(7,423,755)

Basic and diluted net loss for continuing operations per share	$(0.03)		$(0.04)	$(0.06)		$(0.07)
Basic and diluted net profit for discontinued operations per share	$-		$-	$-		$-
Basic and diluted net loss per share	$(0.03)		$(0.04)	$(0.06)		$(0.07)
Weighted average shares outstanding - basic and diluted	107,427,197		107,427,197	106,148,084		106,148,084

For the three and six months ended June 30, 2020:

a. Finder’s Fee

d. Goodwill and intangible assets impact of additional share issuance and correction, respectively, of MediaHouse and Oceanside acquisitions

e. Share-based compensation from Oceanside acquisition

h. Common stock issued for investor relations agreement

i. M&A advisory fee

j. Other Adjustments

k. Tax effect

l.  Closing notes consideration change from Oceanside acquisition

Statement of Cash Flows

	For the six months ended June 30, 2020
	As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	References

Cash flows from operating activities:
Net loss	$(6,564,367)	$(592,141)	$(7,156,508)	a, d, e, h, i, j, k, l
Add back: loss attributable to discontinued operations
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10,179		10,179
Amortization of debt discount	6,981		6,981
Amortization	1,999,914	(30,771)	1,969,143	d
Impairment of tradename	-		-
Impairment of goodwill	-		-
Impairment of intangibles	-		-
Gain on settlement of liability	-		-
Gain on sale of property and equipment	-		-
Stock option compensation expense	78,094		78,094
Stock issued for services	91,718		91,718
Non-cash acquisition fee	275,000		275,000
Non-cash compensation for services	-	(90,000)	(90,000)	h
Non-cash settlement of contingent consideration	-		-
Change in Deferred taxes	(254,741)	(200,878)	(455,619)	k
Provision for bad debt	773,944		773,944
Changes in operating assets and liabilities:
Accounts receivable	1,395,191		1,395,191
Prepaid expenses and other current assets	335,100	(275,763)	59,337	h, i
Prepaid serveices/consulting agreements	215,682		215,682
Goodwill	-		-
Other assets	212,230		212,230
ROU asset and lease liability	(7,485)		(7,485)
Accounts payable	(670,790)	(65,100)	(735,890)	j
Accrued expenses	(847,068)	1,254,653	407,585	a, e, f, g, h, j, l
Accrued interest to related party	4,046		4,046
Deferred rents	-		-
Deferred revenues	40,757		40,757
Net cash used in continuing operations for operating activities	(2,905,615)	-	(2,905,615)
Net cash (used in) provided by discontinued operations	-		-
Net cash used in operating activities	(2,905,615)	-	(2,905,615)

Cash flows from investing activities:
Purchase of property and equipment	(4,055)		(4,055)
Cash received in acquisition WSM	1,357,669		1,357,669
Cash paid for website acquisition	-		-
Principal collected on notes receivable	-		-
Notes receivable funded	-		-
Cash paid for website acquisition	-		-
Cash proceeds from acquisition of subsidiaries	-		-
Net cash (used in) provided by investing activities	1,353,614	-	1,353,614

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	2,170,562		2,170,562
Proceeds from issuance of preferred stock	-		-
Payments of insurance premium loans payable	(108,782)		(108,782)
Dividend payments	(55,007)		(55,007)
Principal payment on notes payable	-		-
Note receivable funded	-		-
Proceeds from repayment of note receivable	28,597		28,597
Notes payable funded	464,800		464,800
Increase in Common Shares	-		-
Unlocated Difference	-		-
Increase in APIC	-		-
Net cash provided by financing activities	2,500,170	-	2,500,170

Net (decrease) in cash and cash equivalents classified within assets related to continued operations	948,169	-	948,169
Net (decrease) in cash and cash equivalents classified within assets related to discontinued operations	-		-

Net (decrease) increase in cash and cash equivalents	948,169	-	948,169
Cash and cash equivalents at beginning of period	957,013		957,013
Cash and cash equivalents at end of period	$1,905,182	$-	$1,905,182

For the six months ended June 30, 2020:

a. Finder’s Fee

d. Goodwill and intangible assets impact of additional share issuance and correction, respectively, of MediaHouse and Oceanside acquisitions

e. Share-based compensation from Oceanside acquisition

f. Penalty accrual for untimely registration statement filings

g.  Preferred stock dividends

h. Common stock issued for investor relations agreement

i. M&A advisory fee

j. Other Adjustments

k. Tax effect

l. Closing notes consideration change from Oceanside acquisition

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s consolidated statement of cash flows supplemental information for the six months ended June 30, 2020:

	For the six months ended June 30, 2020
	As Previously Filed	Restatement Adjustments	As Restated

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,046	$-	$4,046

Supplemental disclosure of non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$87,461	$-	$87,461
Stock issued for prepaid services/consulting agreements to Spartan Capital	$2,212,400	$-	$2,212,400
Accrued consulting fees withheld from offering proceeds	$165,000	$(165,000)	$-
Non-cash acquisition of assets of Wild Sky	$(4,111,956)	$9,581,581	$5,469,625
Non-cash acquisition of intangible assets of Wild Sky	$(18,060,859)	$26,396,159	$8,335,300
Non-cash acquisition of goodwill of Wild Sky	$-	$9,725,559	$9,725,559
Non-cash acquisition of liabilities of Wild Sky	$3,388,579	$-	$3,388,579
Long term debt from acquisition	$16,416,905	$-	$16,416,905
Common stock issued for acquisition	$3,725,000	$-	$3,725,000

The following tables present the Restatement Items, as well as other adjustments, on the Company’s unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020:

Balance Sheet

	As of September 30, 2020
	As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	References

ASSETS
Current Assets
Cash and cash equivalents	$1,050,370		$1,050,370
Accounts receivable, net	5,409,605	(211,773)	5,197,832	j
Note receivable, net	13,646		13,646
Prepaid expenses and other current assets	702,054	181,352	883,406	h, i
Current assets - discontinued operations	-		-
Total Current Assets	7,175,675	(30,422)	7,145,253

Property and equipment, net	119,912		119,912
Website acquisition assets, net	12,789		12,789
Intangible assets, net	12,052,337	(4,063,753)	7,988,584	b, c, d
Goodwill	22,150,047	(2,322,375)	19,827,672	b, c, d, k
Prepaid services/consulting agreements - long term	620,000		620,000
Right of use asset	243,549		243,549
Other assets	396,969		396,969
Total Assets	$42,771,278	$(6,416,550)	$36,354,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,605,873	$(87,970)	$7,517,903	j
Accrued expenses	1,933,476	3,041,960	4,975,436	a, e, f, g, h, j
Accrued interest to related party	12,720	16,644	29,364
Premium finance loan payable	16,671		16,671
Deferred revenues	65,512	156,529	222,041	m
Long term debt, current portion	1,135,000		1,135,000
Share Issuance Accrued Liability New	-		-
Other current liabilities	-		-
Operating lease liability, net of current portion	221,763		221,763
Current liabilities - discontinued operations	-		-
Total Current Liabilities	10,991,015	3,127,163	14,118,178

Long Term Debt to Related Parties, net	36,199		36,199
Long term debt	18,588,440	(750,000)	17,838,440	l
Deferred tax liability	283,213	(283,213)	0	k
Operating lease liability, net of current portion	21,915		21,915
Total Liabilities	29,920,782	2,093,950	32,014,732

Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized,
Series A-1, 2,000,000 shares designated, 1,200,000 and outstanding at September 30, 2020	12,000		12,000
Series B-1, 6,000,000 shares designated, no issued and outstanding at September 30, 2020	-		-
Series E, 2,500,000 shares designated, issued and outstanding at September 30, 2020	25,000		25,000
Series F, 4,344,017 shares designated, issued and outstanding at September 30, 2020	43,440		43,440
Common stock, par value $0.01, 324,000,000 shares authorized, - 115,101,656 shares issued & outstanding at September 30, 2020	1,145,642	5,376	1,151,018	b, c, h
Additional paid-in capital	96,360,804	(2,389,538)	93,971,266	b, c, g, h, j
Accumulated deficit	(83,581,144)	(7,061,746)	(90,642,890)	a, c, d, e, f, h, i, j, k, l, n
Treasury Stock	(1,155,245)	935,408	(219,837)	n
Total shareholders’ equity	12,850,496	(8,510,500)	4,339,996
Total Liabilities and Shareholders’ Equity	$42,771,278	$(6,416,550)	$36,354,728

As of September 30, 2020:

a. Finder’s Fee

b. Common Stock issued in Oceanside acquisition

c. Common Stock issued in MediaHouse Acquisition

d. Goodwill and intangible assets impact of additional share issuance and correction, respectively, of MediaHouse and Oceanside acquisitions

e. Share-based compensation from Oceanside acquisition

f.  Penalty accrual for untimely registration statement filings

g. Preferred stock dividends

h. Common stock issued for investor relations agreement

i. M&A advisory fee

j. Other Adjustments

k. Tax effect

l. Closing notes consideration change from Oceanside acquisition

Income Statement

	For the three months ended September 30, 2020			For the nine months ended September 30, 2020
	As Previously	Restatement		As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	Filed	Adjustments	As Restated	References

Revenues
Advertising	$4,894,486	$-	$4,894,486	$9,438,612	$-	$9,438,612

Cost of revenue
Advertising	2,085,060	-	2,085,060	5,005,646	-	5,005,646
Gross profit	2,809,426	-	2,809,426	4,432,966	-	4,432,966

Selling, general and administrative expenses	5,493,343	660,218	6,153,561	13,860,462	1,453,237	15,313,699	a, d, e, f, h, i, j

Loss from operations	(2,683,917)	(660,218)	(3,344,135)	(9,427,496)	(1,453,237)	(10,880,733)

Other income (expense)
Interest (expense) income,net	(251,779)		(251,779)	(323,047)		(323,047)
Gain on settlement of liability	935,408	(935,408)		935,408	(935,408)		n
Impairment Expense	(53,996,544)	(4,769,472)	(58,766,016)	(53,996,544)	(4,769,472)	(58,766,016)	d
Settlement of contingent consideration	(750,000)	750,000	-	(750,000)	750,000	-	l
Other expense	-		-	(215)		(215)
Interest expense	-		-	-		-
Interest expense - related party	(2,045)	(16,644)	(18,689)	(6,091)	(16,644)	(22,735)
Total other income (expense)	(54,064,960)	(4,971,524)	(59,036,484)	(54,140,489)	(4,971,524)	(59,112,013)

Net loss from continuing operations before tax	(56,748,877)	(5,631,742)	(62,380,619)	(63,567,985)	(6,424,761)	(69,992,746)

Income (loss) from discontinued operations	-		-	-		-

Net loss before tax	(56,748,877)	(5,631,742)	(62,380,619)	(63,567,985)	(6,424,761)	(69,992,746)

Income tax benefit	177,089	(65,194)	111,895	431,830	135,684	567,514	k

Net loss	(56,571,788)	(5,696,936)	(62,268,724)	(63,136,155)	(6,289,077)	(69,425,232)

Preferred stock dividends
Series A-1, Series E, and Series F preferred stock	(180,122)		(180,122)	(447,369)		(447,369)

Net loss attributable to common shareholders	$(56,751,910)	$(5,696,936)	$(62,448,846)	$(63,583,524)	$(6,289,077)	$(69,872,601)

Basic and diluted net loss for continuing operations per share	$(0.51)		$(0.56)	$(0.59)		$(0.65)
Basic and diluted net profit for discontinued operations per share	$-		$-	$-		$-
Basic and diluted net loss per share	$(0.51)		$(0.56)	$(0.59)		$(0.65)
Weighted average shares outstanding - basic and diluted	110,995,809		110,995,809	108,099,730		108,099,730

For the three and nine months ended September 30, 2020:

a. Finder’s Fee

d. Goodwill and intangible assets impact of additional share issuance and correction, respectively, of MediaHouse and Oceanside acquisitions

e. Share-based compensation from Oceanside acquisition

f.  Penalty accrual for untimely registration statement filings

h. Common stock issued for investor relations agreement

i. M&A advisory fee

j. Other Adjustments

k. Tax effect

l. Closing notes consideration change from Oceanside acquisition

Statement of Cash Flows

	For the nine months ended September 30, 2020
	As Previously	Restatement		Restatement
	Filed	Adjustments	As Restated	References

Cash flows from operating activities:
Net loss	$(63,136,155)	$(6,289,077)	$(69,425,232)	a, e, f, h, i, j, k, l, n
Add back: loss attributable to discontinued operations
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	29,616		29,616
Amortization of debt discount	10,510		10,510
Amortization	3,289,330	(969)	3,288,361	j
Impairment of tradename	-		-
Impairment of goodwill	42,444,971	(165,884)	42,279,087	d
Impairment of intangibles	11,551,573	4,935,356	16,486,929	d
Gain on settlement of liability	(935,408)	935,408		n
Gain on sale of property and equipment	-		-
Stock option compensation expense	129,105		129,105
Stock issued for services	92,218		92,218
Non-cash acquisition fee	275,000		275,000
Non-cash compensation for services	-	(90,000)	(90,000)	h
Non-cash settlement of contingent consideration	750,000	(750,000)	-	l
Change in Deferred taxes	(431,830)	(135,684)	(567,514)	k
Provision for bad debt	287,068		287,068
Changes in operating assets and liabilities:
Accounts receivable	1,193,666		1,193,666
Prepaid expenses and other current assets	536,920	(229,821)	307,099	h, i
Prepaid serveices/consulting agreements	293,182		293,182
Goodwill	-		-
Other assets	263,836		263,836
ROU asset and lease liability	(11,935)		(11,935)
Accounts payable	(1,674,722)	(65,100)	(1,739,822)	j
Accrued expenses	53,950	1,839,127	1,893,077	e, f
Accrued interest to related party	6,091	16,644	22,735
Deferred rents	-		-
Deferred revenues	25,528		25,528
Net cash used in continuing operations for operating activities	(4,957,486)	0	(4,957,486)
Net cash (used in) provided by discontinued operations	-		-
Net cash used in operating activities	(4,957,486)	0	(4,957,486)

Cash flows from investing activities:
Purchase of property and equipment	(4,055)		(4,055)
Cash received in acquisition WSM	1,357,669		1,357,669
Cash paid for website acquisition	-		-
Principal collected on notes receivable	-		-
Notes receivable funded	-		-
Cash paid for website acquisition	-		-
Cash proceeds from acquisition of subsidiaries	-		-
Net cash (used in) provided by investing activities	1,353,614	-	1,353,614

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	3,586,148		3,586,148
Proceeds from issuance of preferred stock	-		-
Payments of insurance premium loans payable	(163,173)		(163,173)
Dividend payments	(235,129)		(235,129)
Principal payment on notes payable	-		-
Note receivable funded	-		-
Proceeds from repayment of note receivable	-		-
Notes payable funded	464,800		464,800
Increase in Common Shares	44,583		44,583
Unlocated Difference	-		-
Increase in APIC	-		-
Net cash provided by financing activities	3,697,229	-	3,697,229

Net (decrease) in cash and cash equivalents classified within assets related to continued operations	93,357	-	93,357
Net (decrease) in cash and cash equivalents classified within assets related to discontinued operations	-		-
Net (decrease) increase in cash and cash equivalents	93,357	-	93,357
Cash and cash equivalents at beginning of period	957,013		957,013
Cash and cash equivalents at end of period	$1,050,370	$-	$1,050,370

For the nine months ended September 30, 2020:

a. Finder’s Fee

d. Goodwill and intangible assets impact of additional share issuance and correction, respectively, of MediaHouse and Oceanside acquisitions

e. Share-based compensation from Oceanside acquisition

f. Penalty accrual for untimely registration statement filings

h. Common stock issued for investor relations agreement

i. M&A advisory fee

j. Other Adjustments

k. Tax effect

l. Closing notes consideration change from Oceanside acquisition

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s consolidated statement of cash flows supplemental information for the nine months ended September 30, 2020:

	For the nine months ended September 30, 2020
	As Previously Filed	Restatement Adjustments	As Restated

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$6,091	$-	$6,091

Supplemental disclosure of non-cash investing and financing activities
Non-cash acquisition of assets of Wild Sky	$(4,111,956)	$9,581,581	$5,469,625
Non-cash acquisition of intangible assets of Wild Sky	$(7,246,300)	$15,581,600	$8,335,300
Non-cash acquisition of goodwill of Wild Sky	$(10,814,559)	$20,787,695	$9,973,136
Non-cash acquisition of liabilities of Wild Sky	$3,388,579	$247,577	$3,636,156
Long term debt from acquisition	$16,416,905	$-	$16,416,905
Common stock issued for acquisition	$3,725,000	$-	$3,725,000
Issuance of debt in accordance with legal settlement	$219,837	$-	$219,837

