Form 10-Q
period 2021-03-31
Bright Mountain Media, Inc.
filed 2022-02-08
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Not applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 2, 2022 there were 151,099,871 shares of the issuer’s common stock issued and 150,274,696  shares outstanding.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, including the Part II, Item 2, our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on December 23, 2021 and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “first quarter of 2021” refers to the three months ended March 31, 2021, “first quarter of 2020” refers to the three months ended March 31, 2020, “2020” refers to the year ending December 31, 2020. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,547,632	$736,046
Accounts receivable, net	2,743,547	6,430,253
Note receivable, net	20,368	13,910
Right of use asset	48,910	-
Prepaid expenses and other current assets	776,215	940,214
Total Current Assets	5,136,672	8,120,422

Property and equipment, net	101,767	113,250
Website acquisition assets, net	5,200	5,600
Intangible assets, net	7,257,851	7,653,717
Goodwill	19,645,468	19,645,468
Prepaid services/consulting agreements - long term	664,593	664,593
Right of use asset	-	72,598
Other assets	260,374	253,650
Total Assets	$33,071,925	$36,529,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,033,593	$9,595,006
Accrued expenses	3,419,064	3,546,896
Accrued interest to related party	100,724	65,437
Premium finance loan payable	234,290	339,890
Deferred revenues	346,529	346,529
Long term debt, current portion	1,986,940	2,091,735
Operating lease liability, current portion	48,911	72,727
Total Current Liabilities	14,170,051	16,058,220

Long term debt to related parties, net	43,180	39,728
Long term debt	16,451,905	16,916,705
Total Liabilities	30,665,136	33,014,653
Commitments and Contingencies
Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized
Series A-1, 2,000,000 shares designated, 1,200,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	12,000	12,000
Series B-1, 6,000,000 shares designated, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Series E, 2,500,000 shares designated, issued and outstanding at March 31, 2021 and December 31, 2020	25,000	25,000
Series F, 4,344,017 shares designated, issued and outstanding at March 31, 2021 and December 31, 2020	43,440	43,440
Common stock, par value $0.01, 324,000,000 shares authorized, 118,666,416 and 118,162,150 issued and 117,841,241 and 117,336,975 outstanding at March 31, 2021 and December 31, 2020, respectively	1,186,665	1,181,622
Treasury stock, at cost; 825,175 shares at March 31, 2021 and December 31, 2020	(219,837)	(219,837)
Additional paid-in capital	97,032,165	96,427,166
Accumulated deficit	(95,641,355)	(93,932,080)
Accumulated other comprehensive loss	(31,289)	(22,665)
Total shareholders’ equity	2,406,789	3,514,646
Total Liabilities and Shareholders’ Equity	$33,071,925	$36,529,299

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2021	2020

Revenues
Advertising	$2,399,720	$2,270,186

Cost of revenue
Advertising	1,366,843	1,823,082
Gross profit	1,032,877	447,104

Selling, general and administrative expenses	4,274,434	3,575,850

Loss from operations	(3,241,557)	(3,128,746)

Other income (expense)
Interest income	187	10,993
Gain on forgiveness of PPP loan	1,706,735	-
Other (expense)/income	121,830	(215)
Interest expense	(261,182)	-
Interest expense - related party	(35,288)	(2,023)
Total other income	1,532,282	8,755

Net loss before tax	(1,709,275)	(3,119,991)

Income tax benefit	-	89,210

Net loss	(1,709,275)	(3,030,781)

Preferred stock dividends
Series A-1, Series E, and Series F preferred stock	(88,976)	(118,252)

Net loss attributable to common shareholders	$(1,798,251)	$(3,149,033)

Other comprehensive loss	$(31,289)	$-

Comprehensive loss	$(1,829,540)	$(3,149,033)

Basic and diluted net loss per share	$(0.02)	$(0.03)
Weighted average shares outstanding - basic and diluted	118,979,833	106,098,560

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2020	8,044,017	$80,440	118,162,150	$1,181,622	(825,175)	$(219,837)	$96,427,166	$(93,932,080)	$(22,665)	$3,514,646
Net loss	—	—	—	—	—	—	—	(1,709,275)		(1,709,275)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(88,978)	—	—	(88,978)
Stock option vesting expense							68,294			68,294
Issuance of common stock:
Options exercise	—	—	100,000	1,000	—	—	12,900	—	—	13,900
Warrants exercise			25,000	250			9,750			10,000
Adjustment from foreign currency translation, net									(8,624)	(8,624)
To Oceanside personnel as part of acquisition agreement	—	—	379,266	3,793	—	—	603,033	—	—	606,826
Balance, March 31, 2021 (unaudited)	8,044,017	$80,440	118,666,416	$1,186,665	(825,175)	$(219,837)	$97,032,165	$(95,641,355)	$(31,289)	$2,406,789

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2019	8,044,017	$80,440	100,782,956	$1,007,830	—	$—	$84,265,623	$(21,217,658)	$—	$64,136,235
Net loss	—	—	—	—	—	—	—	(3,030,781)	—	(3,030,781)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(89,137)	—	—	(89,137)
Stock option vesting expense	—	—	—	—	—	—	36,595			36,595
Issuance of common stock:
Services rendered	—	—	1,370,000	13,100	—	—	2,111,021	—	—	2,124,121
Units consisting of one share of common stock and one warrant issued for cash	—	—	5,117,500	51,175	—	—	2,123,762	—	—	2,174,937
Balance, March 31, 2020 (unaudited)	8,044,017	$80,440	107,270,456	$1,072,105	—	$—	$88,447,864	$(24,248,439)	$—	$65,351,970

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

March 31, 2021

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,709,275)	$(3,030,781)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	18,047	5,253
Amortization of debt discount	3,452	3,490
Amortization	396,266	928,199
Gain on settlement of liability	-	36,595
Stock option compensation expense	68,294	3,213
Stock compensation for Oceanside shares	606,825	-
Gain on forgiveness of PPP loan	(1,706,735)	-
Write off doubtful accounts	(291,990)
Warrant expense for services rendered	10,000	91,718
Non-cash acquisition fee	-	275,000
Non-cash compensation for services	-	(90,000)
Change in deferred taxes	-	(89,210)
Provision for bad debt	6,096	-
Changes in operating assets and liabilities:
Accounts receivable	3,963,976	789,915
Prepaid expenses and other current assets	163,999	(7,690)
Prepaid services/consulting agreements	-	93,182
Other assets	(6,723)	(58,849)
Right of use asset and lease liability	(128)	(14,082)
Accounts payable	(1,561,413)	(271,080)
Accrued expenses	(218,071)	(44,192)
Accrued interest – related party	35,287	2,023
Deferred revenues	-	11,958
Net cash (used in) operating activities	(222,093)	(1,369,272)

Cash flows from investing activities:
Cash paid for property & equipment	(6,564)	-
Net cash (used in) investing activities	(6,564)	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	1,734,937
Payments of premium finance loan payable	(105,600)	(54,391)
Proceeds from stock option exercises	13,900	-
Dividend payments	1,261	(23,747)
Principal payments received (funded) for notes receivable	(6,458)	25,483
Proceeds from PPP loan	1,137,140	-
Net cash provided by financing activities	1,040,243	1,682,282

Net increase in cash and cash equivalents	811,586	313,010
Cash and cash equivalents at the beginning of period	736,046	957,013
Cash and cash equivalents at end of period	$1,547,632	$1,270,023

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

March 31, 2021

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for
Interest	$-	$2,023

Supplemental disclosure of non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$-	$125,987
Issuance of common stock payable to Spartan Capital for consulting services	$-	$2,212,400

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

NOTE 2 - GOING CONCERN.

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a net loss of $1,709,275, used cash outflows from operating activities of $222,093 for the three months ended March 31, 2021, and has an accumulated deficit of $95,641,355 at March 31, 2021 that raise substantial doubt about its ability to continue as a going concern.

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

March 31, 2021

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three months ended March 31, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The condensed consolidated balance sheet information as of December 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on December 23, 2021. The interim condensed consolidated financial statements should be read in conjunction with that report.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers. The Company recognizes revenues at a point-in-time when control of services is transferred to the customer.   Cash received by the Company prior to when control of services is transferred to the customer is recorded as deferred revenue.

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

There are no significant initial costs incurred to obtain contracts with customers, and no contract assets or contract liabilities recorded in our consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Leases

The Company records leases in accordance with ASC Topic 842, Leases.

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

Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Thailand and Israel, which are not insured. During the period ended March 31, 2021 and the year ended December 31, 2021, we have not incurred material losses on these uninsured accounts. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

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

March 31, 2021

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

The following are the major categories of liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3

Balance at December 31, 2020	$16,916,705
Reclassification (1)	(464,800)
Balance at March 31, 2021	$16,451,905

(1)	Related to reclass of PPP loan

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of March 31, 2021 and December 31, 2020, the Company has recorded an allowance for doubtful accounts of $510,573 and $774,826, respectively. The accounts receivable balance at January 1, 2020 amounted to $3,967,899.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

As of March 31, 2021, all website development costs have been expensed.

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

Stock-Based Compensation

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

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended March 31, 2021 and 2020, advertising, marketing and promotion expense was $12,615 and $11,856, respectively.

Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries, Oceanside and Wild Sky’s Thailand subsidiary, are translated from the foreign currency to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period will be included in our statements of comprehensive income. Based on the foreign subsidiaries activities, see Note 4, the impact of the currency exchange is immaterial for the three months ended March 31, 2021 and 2020.

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

March 31, 2021

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

As of March 31, 2021, tax years 2017 through 2020 remain open for Internal Revenue Service (“IRS”) audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Concentrations

The Company generates revenues from through Ad Exchange Networks and through our Owned and Operated Ad Exchange Network. There was only one customer which accounted for greater than 10% of the revenue with approximately 11.3% of the Ad Exchange Network Revenue for the three months ended March 31, 2021. One customer accounted for accounts receivable in excess of 10%, at 10.7%, at March 31, 2021. There is one large vendor who was owed approximately 8.2% of the accounts payable due at March 31, 2021. There were two large customers which account for approximately 10.9% and 10.3% of the Ad Exchange Network Revenue for the three months ended March 31, 2020. None of the customers accounted for accounts receivable in excess of 10% at March 31, 2020. There is one large vendor who was owed approximately 12% of the accounts payable due at March 31, 2020.

Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Thailand, which are not insured. During the three months ended March 31, 2021 and 2020, we have not incurred material losses on these uninsured accounts. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

Historically, the Company had a large portion of the funding provided through the sale of shares of the Company’s common stock with related warrants, however, during the three months ended March 31, 2021 no funding through the sale of shares occurred.

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

March 31, 2021

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

March 31, 2021

(Unaudited)

NOTE 4 – ACQUISITIONS.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 5 – PREPAID COSTS AND EXPENSES.

At March 31, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
Prepaid insurance	$237,748	$386,206
Prepaid consulting service agreements – Spartan (1)	310,522	379,771
Prepaid expenses – other	227,945	174,237
Prepaid expenses and other current assets	$776,215	$940,214

(1)	Spartan Capital is a broker-dealer that has assisted the Company with a range of services including capital raising activities, M&A advisory, and consulting services. The Company has a five-year agreement with Spartan Capital for the provision of such services and any prepayments made under the terms of this agreement starting October 2018 were capitalized and amortized over the remaining life of the agreement.

NOTE 6 – PROPERTY AND EQUIPMENT.

At March 31, 2021 and December 31, 2020, property and equipment consisted of the following:

	Estimated Useful Life (Years)	March 31, 2021	December 31, 2020
Furniture and fixtures	3-5	$79,918	$80,844
Leasehold improvements	3	-	1,388
Computer equipment	3	220,170	176,641
Total property and equipment		300,088	258,873
Less: accumulated depreciation		(198,321)	(145,623)
Total property and equipment, net		$101,767	$113,250

Depreciation expense for the three months ending March 31, 2021 and 2020, was $18,047 and $5,253, respectively.

NOTE 7 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At March 31, 2021 and December 31, 2020, respectively, website acquisitions, net consisted of the following:

	March 31, 2021	December 31, 2020
Website acquisition assets	$1,124,846	$1,124,846
Less: accumulated amortization	(919,250)	(918,850)
Less: cumulative impairment loss	(200,396)	(200,396)
Website Acquisition Assets, net	$5,200	$5,600

At March 31, 2021 and December 31, 2020, respectively, intangible assets, net consisted of the following:

	Useful Lives	March 31, 2021	December 31, 2020
Trade name	5 years	$3,749,600	$3,749,600
Customer relationships	5 years	16,184,000	16,184,000
IP/Technology	5 years	7,223,000	7,223,000
Non-compete agreements	3-5 years	1,154,500	1,154,500
Total Intangible Assets		$28,311,100	$28,311,100
Less: accumulated amortization		(4,566,319)	(4,170,454)
Less: accumulated impairment loss		(16,486,929)	(16,486,929)
Intangible assets, net		$7,257,851	$7,653,717

Amortization expense for the three months ended March 31, 2021 and 2020 was $395,865 and $928,199, respectively, related to both the website acquisition costs and the intangible assets.

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

NOTE 8 – GOODWILL

The following table presents changes to goodwill from December 31, 2020 through March 31, 2021:

	Owned & Operated	Ad Network	Total
December 31, 2020 goodwill	$9,725,559	$9,919,909	$19,645,468
March 31, 2021 goodwill	$9,725,559	$9,919,909	$19,645,468

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 9 – ACCRUED EXPENSES.

At March 31, 2021 and December 31, 2020, respectively, accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Accrued interest	$839,532	$581,888
Accrued salaries and benefits	1,248,983	1,237,909
Accrued dividends	543,673	455,956
Accrued traffic settlement(1)	10,254	10,254
Accrued legal settlement(2)	216,101	117,717
Accrued legal fees	143,839	113,683
Accrued other professional fees	96,150	206,613
Share issuance liability(4)	-	515,073
Accrued warrant penalty(3)	262,912	262,912
Other accrued expenses	57,620	44,891
Total accrued expenses	$3,419,064	$3,546,896

(1)	The Company negotiates with its publishing partners regarding questionable traffic to arrive at traffic settlements.
(2)	Accrued legal settlement related to the Encoding legal matter. Refer to Note 11.
(3)	The Company has sold units of its securities to various investors in several private placements. As part of each private placement, the Company agreed to file a registration statement with the SEC to register the resale of the shares by the respective holder in order to permit the public resale; such filing deadlines ranged from 120 to 270 days following the closing date of the respective placement and the Company was liable to pay a penalty fee for failure to file the resale registration statement within the allotted timeframe.
(4)	Share issuance liability related to issuance of the Company’s common stock in connection with the Oceanside, MediaHouse and Wild Sky acquisitions and Oceanside employee share issuances.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 10 – NOTES PAYABLE

Long-term debt to related parties

During November 2018, the Company issued 10% convertible promissory notes in the amount of $80,000 to a related party, to our Chairman of the Board. The notes mature five years from issuance and is convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share. A beneficial conversion feature exists on the date the convertible notes were issued whereby the fair value of the underlying common stock to which the notes are convertible into is in excess of the face value of the note of $70,000.

The principal balance of these notes payable was $80,000 and $80,000 at March 31, 2021 and December 31, 2020, respectively and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $36,820 and $40,272. At March 31, 2021 and December 31, 2020, the total convertible notes payable to related party net of discounts was $43,180 and $39,728, respectively.

Interest expense for note payable to related party was $2,000 and $2,023 at March 31, 2021 and March 31, 2020, respectively and discount amortization was $3,452 and $3,490, respectively.

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

Interest expense for note payable to related party for the three months ended March 31, 2021 and 2020 was $33,288 and $0, respectively.

Long-term debt

On February 17, 2021, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”),the Company entered into a promissory note of $295,600 with Regions Bank (the “Bright Mountain PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. This was the 2nd tranche available under the PPP program.

On March 23, 2021, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”), the Company’s Wild Sky subsidiary entered into a promissory note of $841,540 with Holcomb Bank (the “Wild Sky PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. This was the 2nd tranche available under the PPP program.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 10 – NOTES PAYABLE (continued).

On April 24, 2020, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”),the Company entered into a promissory note of $464,800 with Regions Bank (the “Bright Mountain PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On January 28, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part; as of the date of this report, the Company that application is still in process. This loan was forgiven on July 16, 2021 by the Small Business Administration (SBA). See Note 16 for Subsequent events information.

Effective June 1, 2020, the Company acquired Wild Sky and assumed the $1,706,735 promissory note (the “Wild Sky PPP Loan”) with Holcomb Bank received under the PPP. The Wild Sky PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Wild Sky PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Wild Sky PPP Loan contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On January 22, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part and on March 29, 2021, the Company obtained the forgiveness of the Wild Sky PPP Loan in whole and recorded a non-cash gain on the PPP forgiveness during the three months ended March 31, 2021.

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

At March 31, 2021 and December 31, 2020 a summary of the Company’s debt is as follows:

	March 31, 2021	December 31, 2020
Non-interest bearing BMLLC acquisition debt	$385,000	$385,000
PPP loans	1,601,939	2,171,534
Wild Sky acquisition debt	16,451,906	16,451,906
Total debt	18,438,845	19,008,440
Less short-term debt and current portion of long term debt	1,986,940	2,091,735
Long Term Debt	$16,451,905	$16,916,705

The minimum annual principal payments of notes payable at March 31, 2021 were:

2021	$1,660,706
2022	2,414,702
2023	1,827,437
2024	1,629,493
2025	10,906,507
Total	$18,438,845

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2020 and 2019 of $380,398 and $194,592, respectively.

Total Premium Finance Loan Payable balance for the Company’s policies was $234,290 at March 31, 2021 and $339,890 at December 31, 2020.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

The right of use asset and lease liability is as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Assets
Operating lease right of use asset	$48,910	$72,598

Liabilities
Operating lease liability	$48,911	$72,727

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three months ended March 31, 2021.

The maturity of the Company’s operating lease liability for the 12 months ended March 31:

2021	$48,911
Total net lease liabilities	$48,911

The following summarizes additional information related to the operating lease:

March 31, 2021
Weighted-average remaining lease term	0.58 years
Weighted-average discount rate	5.50%

For the three months ended March 31, 2021 and 2020, rent expense was $48,432 and $160,631, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

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

Under the covenants of the Placement Agent Agreement with Spartan Capital and as disclosed in the Placement Offering Memorandum, the Company was obligated to make a filing with a stock exchange to list the Company’s shares. The Company was to make such filing by a listing deadline and have stock exchange approval by a listing approval deadline. In the event the Company was unable to meet to deadlines, the investors in the Offering would be entitled to one additional share of common stock for each share purchased in the Offering provided, however, that such deadlines and obligations of the Company to issue additional shares would be extended for so long as the Company was able to demonstrate to the reasonable satisfaction of the Placement Agent, which consent shall not be reasonably withheld that it had acted in good-faith in attempting to list such securities which included responding to comments from such exchange. The Company believes it has acted in good-faith and has no obligation. No litigation has been filed by Spartan at this time or any of the shareholders in connection with the matter. For more information, see Note 16 Subsequent events.

In 2020, Synacor, Inc commenced an action against MediaHouse, LLC, Inform, Inc. and the Company, alleging approximately $230,000 was owed based on invoices provided in 2019 in respect to that certain Content Provider & Advertising Agreement with MediaHouse. The Company has filed an answer and defenses and intends to defend the alleged claims. This is recorded as an accrued liability as of December 31, 2020. For more information, see Note 16 Subsequent events.

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

Regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors. For further updates that could effect the Legal matter, please see Note 16 on Subsequent Events.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

At both March 31, 2021 and December 31, 2020, there were 1,200,000 shares of Series A-1 Stock, 2,500,000 shares of Series E Stock and 4,344,017 shares of Series F Stock issued and outstanding. There are no shares of Series B Stock, Series B-1 Stock, Series C Stock or Series D Stock issued and outstanding.

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

Dividends paid for Series A-1, E and F Convertible Preferred Stock paid were $1,261 during the three months ended March 31, 2021 and for Series E and F Convertible Preferred Stock were $23,747 during the three months ended March 31, 2020. Total preferred stock dividend accrued amounted to $544,932 and $363,460 as of March 31, 2021 and December 31, 2020, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 13 – COMMON STOCK.

A) Stock issued for Cash

During the first quarter of 2021, the Company did not sell any of its securities through a private placement.

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

B) Stock issued for services

During the first three months as of March 31, 2021, the Company issued a net 504,266 shares of our common stock for the following concepts:

	Shares (#)	Value
Options exercised by employees	100,000	$13,900
Warrants exercised	25,000	10,000
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	379,266	606,826
Total	504,266	$630,726

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

C) Stock issued for acquisitions

During the three months ended March 31, 2021 or the three months ended March 31, 2020, the Company did not make any acquisitions.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. As of March 31, 2021, 647,000 shares were remaining under the 2011 Plan for future issuance. As of March 31, 2021, 567,000 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company’s board of directors and majority stockholder adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. As of March 31, 2021, 859,000 shares were remaining under the 2015 Plan for the future issuance.

On November 7, 2019, the Company’s board of directors and majority stockholder adopted the 2019 Stock Option Plan (the “2019 Plan”), to be effective on November 7, 2019. The Company has reserved for issuance an aggregate of 5,000,000 shares of common stock under the 2019 Plan. As of March 31, 2021, 4,761,773 shares were remaining under the 2019 Plan for the future issuance.

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

The Company recorded $68,294 and $36,595 of stock option expense for the three months ended March 31, 2021 and 2020, respectively. The stock option expense for the three months ended March 31, 2021 and 2020, respectively has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of March 31, 2021, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $419,692 to be recognized through March 2025.

A summary of the Company’s stock option activity during the three months ended March 31, 2021 is presented below:

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	1,375,227	$0.76	4.1	$3,201,237
Granted	100,000	0.33	9.3	276,213
Exercised	(100,000)	—	—	—
Forfeited	(100,000)	—	—	—
Expired	(310,000)	—	—	—
Balance Outstanding, March 31, 2021	965,227	$0.22	2.7	$3,477,450
Exercisable at March 31, 2021	668,432	$0.673	4.0	$886,942

Summarized information with respect to options outstanding under the option plans at March 31, 2021 is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
$0.14 - $0.24	-	$0.00	-	-	$0.00
0.25 - 0.49	126,000	0.28	1.5	126,000	0.28
0.50 - 0.85	501,000	0.69	4.2	498,500	0.69
0.86 - 1.75	138,227	1.64	8.7	43,932	1.62
1.76 - 2.10	100,000	2.10	9.3	—	0.00
2.11 - 3.05	100,000	3.05	9.3	—	0.00

Total	965,227	$1.16	5.6	668,432	$0.67

NOTE 14 – RELATED PARTIES.

During November 2018, Mr. W. Kip Speyer, the Company’s Chairman of the Board, entered into two convertible note agreements with the company totaling $80,000. These notes have a conversion price of $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $43,180 and $39,728 at March 31, 2021 and December 31, 2020. The notes are reported net of their unamortized debt discount of $36,820 and $40,272 as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $0 and $23,747, respectively held by affiliates of the Company.

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Oceanside Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“Oceanside”) and the shareholders of Oceanside (the “Oceanside Shareholders”). The merger closed on August 15, 2019, and the Company acquired all of the outstanding shares of S&W. Pursuant to the terms of the Merger Agreement, we issued 12,513,227 shares valued at $20,021,163 to owners and employees of Oceanside and contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two year promissory notes (the “Closing Notes”). At the time of the acquisition and under ASC 805, these Closing Notes were recorded ratably as compensation expense into the statement of operations over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the 1st closing notes and thereby defaulted on its obligation and the 2nd closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. For the three months ended March 31, 2021, $33,288 of interest expense-related party was recorded.

NOTE 15 – INCOME TAXES.

The Company recorded $0 tax provision for the three months ending March 31, 2021, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets.

At March 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three months ending March 31, 2021.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS.

As disclosed in Note 10, the Company obtained the forgiveness of the Wild Sky PPP Loan in whole. Further, on May 26, 2021, the Company applied for the Bright Mountain PPP Loan to be forgiven by the SBA in whole or in part and on July 16, 2021, the Company obtained the forgiveness of the Bright Mountain PPP Loan in whole.

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

Between May 26, 2021 and January 26, 2022, the Company and certain of its subsidiaries entered into seven amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional loan amount of $5.475 million, in the aggregate. This term loan shall be repaid by February 15, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $3.562 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 12.5 million common shares to Centre Lane Partners as part of these transactions.

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

March 31, 2021

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS. (continued)

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

Effective December 1, 2021, the Company appointed Mr. Matthew Drinkwater as its new Chief Executive Officer (CEO). Mr. Drinkwater joins the Company with an extensive track record of adding value to the companies he has worked for over his professional career in several key senior executive and sales roles at companies such as buzzfeed, twitter, groupon inc., yahoo and america online (aol). Mr. W. Kip Speyer will remain with the Company in his role of Chairman of the Board and transition his CEO role to Mr. Drinkwater.

On December 3, 2021, the Company received formal notification that an event of default had occurred under the Closing Notes as part of the Oceanside acquisition that was later followed up with a notice of summons in a civil action on December 28, 2021 by the Oceanside selling shareholders. The Company is reviewing its obligations under the Notes.

During January 2022, the Company entered into a settlement agreement related to the legal proceeding from Note 11 with Synacor. The agreement obligates the Company to pay $12,000 per month beginning January 24, 2022 for 12 consecutive months and then a final one-time payment in the amount of $40,000 to be paid on or before January 24, 2023. Notwithstanding, the Company has an early settlement option to pay-off the obligation with a discount if it pays $160,000 to Synacor on or before September 1, 2022, which amount shall be inclusive of the monthly installments previously mentioned prior to the date when early settlement payment is transmitted to Synacor.

On January 14, 2022, the Board of Directors nominated and elected Mr. Matthew Drinkwater, the Company’s Chief Executive Officer to the Board of Directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on December 23, 2021 (the “2020 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three months ended March 31, 2021 and 2020 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2020 is derived from our audited consolidated financial statements appearing in the 2020 10-K.

Executive Overview of First Quarter 2021 Results

Our key user metrics and financial results for the three months ended March 31, 2021, are more fully discussed and described herein and should be read in context with the disclosure on this page. The first quarter results are as follows:

User metrics:

●	Quarterly ad impressions delivered were approximately 1.2 billion in the first quarter of 2021 and approximately 1.5 billion for the three months ended March 31, 2020;

First quarter 2021 financial results:

●	Advertising revenue increased 5.7% in the three months ended March 31, 2021 from the same period of 2020;

●	Gross profit increased 131.0% in the three months ended March 31, 2021 from the same period of 2020;

●	Selling, general and administrative expenses increased 19.5% in the three months ended March 31, 2021 from the same period of 2020;

●	Included within the expenses for the three months ended March 31, 2021 are $396,266 of non-cash amortization of the intangible assets, $88,155 of non-cash compensation expense related to issuance of BMTM shares to employees of Oceanside per the original acquisition agreement, $10,000 of stock compensation for a warrant exercise from Spartan Capital employee, and $68,294 of stock option based compensation. Included within the expenses for the three months ended March 31, 2020 are $952,622 of non-cash amortization of the intangible assets, $442,500 of non-cash expenses associated with the equity raise, and $281,618 of acquisition related audit and consulting fees, and $36,595 of stock based compensation;

●	Net cash used in operating activities was $(222,093) for the first three months of 2021 as compared to $(1,369,272) for the three months of 2020.

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

We have begun expansion with the recent acquisition of Wild Sky Media. Wild Sky Media offers massive global reach through hyper-engaging content and multicultural audiences. This is achieved through their six websites focusing on parenting and lifestyle brands. The websites include Mom.com, Cafemom.com, LittleThings.com, mamaslatinas.com, revelist.com, and babynamewizard.com.

Key initiatives

Our growth strategy is based upon:

●	completing and launching the Bright Mountain Media advertising solutions marketplace;

●	expanding our sales revenues through organic growth;

●	continuing to pursue acquisition candidates that are strategic our business plan;

●	evaluating expenses attributed to our non-strategic business lines; and

●	continuing to automate our processes and reduce overhead where possible without impacting our customer experience

Results of operations

Revenues, Cost of Revenue, and Gross Profit Margins

	For the Three Months Ended March 31,
	2021	2020	Change	% Change

Advertising revenues	$2,399,720	$2,270,186	$129,534	5.7%
Cost of revenue	$1,366,843	$1,823,082	$(456,239)	(25.0%)
Gross Profit	$1,032,877	$447,104	$585,773	131.0%
Gross profit margin as a percentage of advertising revenues	43.0%	19.7%

Our advertising revenue for the first quarter of 2021 was 5.7% higher than the comparable period in 2020. Approximately $1,590,625 of the 2021 revenue is attributable to the acquisition of Wild Sky Media which occurred on June 1, 2020. Our legacy revenues decreased approximately $1,461,091 due to decreased advertising spend in key industries due to the COVID-19 virus which affected our legacy businesses, as well as a negative impact from our MediaHouse operation since we restructured it at the end of 2020.

We incur costs of sales associated with the advertising revenue. These costs include revenue share payments to media providers and website publishers. Approximately $689,643 of the 2021 cost of revenue is attributable to the acquisition of Wild Sky Media which occurred on June 1, 2020 and is not in the comparable period ending March 31, 2020. As such, the gross profit margin, excluding Wild Sky, period over period would have decreased to 16.3% versus 19.7% mainly driven by lower sales volume. The digital publishing business has generally higher gross margins than the Advertising Network business.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change

Selling, general and administrative expense	$4,274,434	$3,575,850	$698,584	19.5%
Selling, general and administrative as a percentage of total revenue	178.1%	157.5%

Selling, general and administrative costs increased approximately $2,059,749 due to the operating activities of Wild Sky Media, which are not reflected in the prior period expenses. The Company also has increased its expenses associated with amortization of intangibles of approximately $381,465 with the acquisition of Wild Sky Media, which closed on June 1, 2020.

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

Non-GAAP financial measure

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

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended March 31,
	2021	2020

Net loss	$(1,709,275)	$(3,119,991)
plus:
Stock compensation expense	170,048	36,595
Depreciation expense	18,047	5,253
Amortization expense	396,266	928,199
Gain on debt forgiveness	(1,706,735)	-
Professional fees	45,000
Amortization on debt discount	3,452	3,490
Interest expense	260,995
Interest expense – related party	35,288	2,023
	$(2,486,914)	$(2,114,431)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at March 31, 2021 as compared to December 31, 2020.

	March 31, 2021	December 31, 2020
Total current assets	$5,136,672	$8,120,422
Total current liabilities	14,170,051	16,058,220
Working capital	$(9,033,379)	$(7,937,798)

The increase in cash is mainly a result of receipts of $1,137,140 from the proceeds of the 2nd tranche of PPP loans during the three months ended March 31, 2021. The decrease in our current assets is mostly reflective of decreases in accounts receivable and prepaid expenses.

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In 2021 we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2020. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at March 31, 2021.

During February and March 2021, the Company received 2 loan proceeds totaling $1,137,140 (the “PPP Loans”) under the 2nd tranche of the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan is evinced by a promissory note (the “Promissory Note”) with Regions Bank and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Going concern and management’s liquidity plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,709,275 and used net cash in operating activities of $222,093 for the three months ended March 31, 2021. The Company had an accumulated deficit of $95,641,355 at March 31, 2021.

The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2020 and 2019 and for the years then ended contains an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically, we have been dependent upon debt financing and equity capital raises to provide adequate funds to meet our working capital needs. During the three months ended March 31, 2021, we did not raise any debt or equity capital. During the three months ended March 31, 2020 we raised $2,558,750 through the sale of our securities in one private placement. While we have engaged a placement agent to assist us in raising capital, the placement agent is acting on a best-efforts basis and there are no assurances we will be successful in raising additional capital during 2022 through the sale of our securities. Any delay in raising sufficient funds will delay the implementation of our business strategy and could adversely impact our ability to significantly increase our revenues in future periods. In addition, if we are unable to raise the necessary additional working capital, absent a significant increase in our revenues, most particularly from our advertising segment, of which there is no assurance, we will be unable to continue to grow our company and may be forced to reduce certain operating expenses to conserve our working capital.

Summary of cash flows

	March 31,
	2021	2020
Net cash (used in) operating activities	$(222,093)	$(1,369,272)
Net cash (used in) provided by investing activities	$(6,564)	$-
Net cash provided by financing activities	$1,040,243	$1,682,282

During the three months ended March 31, 2021, we used cash primarily to fund our net loss of $1,709,275 for the period.

During the three months ended March 31, 2021 the Company received proceeds of $1,137,140 through the granting of the 2nd tranche of PPP loans from the US Government and paid dividends of $1,261.

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

Based on his evaluation as of the end of the period covered by this report, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2020. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

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

Changes in Internal Control over Financial Reporting. We have begun strategically planning changes in our internal control over financial reporting during this fiscal quarter, Q1 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None, except as previously disclosed.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2020 Form 10-K subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2021 through March 31, 2021, Bright Mountain Media, Inc. did not sell any units of its securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer				Filed

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed

32.1	Section 1350 certification of Principal Executive Officer and principal financial and accounting officer				Filed

101.INS	XBRL Instance Document				Filed

101.SCH	XBRL Taxonomy Extension Schema Document				Filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

February 7, 2022	By:	/s/ Matthew Drinkwater
Matthew Drinkwater, Chief Executive Officer, Principal Executive Officer

	By:	/s/ Edward A. Cabanas
Edward A. Cabanas, Chief Financial Officer, Principal Financial and Accounting Officer

