Form 10-Q
period 2021-06-30
Bright Mountain Media, Inc.
filed 2022-03-07
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of February 22, 2022 there were 151,099,871 shares of the issuer’s common stock issued and 150,274,696 shares outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2021” refers to the three months ended June 30, 2021, “second quarter of 2020” refers to the three months ended June 30, 2020, “2020” refers to the year ended December 31, 2020. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,095,519	$736,046
Accounts receivable, net	2,324,896	6,430,253
Note receivable, net	20,887	13,910
Right of use asset	24,765	-
Prepaid expenses and other current assets	777,713	940,214
Total Current Assets	4,243,780	8,120,422

Property and equipment, net	84,053	113,250
Website acquisition assets, net	4,800	5,600
Intangible assets, net	6,861,984	7,653,717
Goodwill	19,645,468	19,645,468
Prepaid services/consulting agreements - long term	474,709	664,593
Right of use asset	-	72,598
Other assets	260,721	253,650
Total Assets	$31,575,515	$36,529,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,806,937	$9,595,006
Accrued expenses	2,937,271	3,546,896
Accrued interest to related party	459,496	65,437
Premium finance loan payable	117,145	339,890
Deferred revenues	346,529	346,529
Long term debt, current portion	1,986,940	2,091,735
Long term debt, current portion – related party	2,729,200	-
Operating lease liability, current portion	24,765	72,727
Other current liabilities	2,583	-
Total Current Liabilities	17,410,866	16,058,220

Long term debt to related parties, net	13,849,183	39,728
Long term debt	-	16,916,705
Total Liabilities	31,260,049	33,014,653
Commitments and Contingencies
Shareholders’ Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized
Series A-1, 2,000,000 shares authorized, 1,200,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	12,000	12,000
Series B-1, 6,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Series E, 2,500,000 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020	25,000	25,000
Series F, 4,344,017 shares authorized, issued and outstanding at June 30, 2021 and December 31, 2020	43,440	43,440

Common stock, par value $0.01, 324,000,000 shares authorized, 121,816,416 and 118,162,150 issued and 120,991,241 and 117,336,975 outstanding at June 30, 2021 and December 31, 2020, respectively	1,218,165	1,181,622
Treasury stock, at cost; 825,175 shares at June 30, 2021 and December 31, 2020	(219,837)	(219,837)
Additional paid-in capital	99,480,977	96,427,166
Accumulated deficit	(100,130,666)	(93,932,080)
Accumulated other comprehensive loss	(113,613)	(22,665)
Total shareholders’ equity	315,466	3,514,646
Total Liabilities and Shareholders’ Equity	$31,575,515	$36,529,299

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues
Advertising	$2,433,415	$2,273,940	$4,833,135	$4,544,126

Cost of revenue
Advertising	1,476,108	1,097,504	2,842,951	2,920,586
Gross profit	957,307	1,176,436	1,990,184	1,623,540

Selling, general and administrative expenses	4,749,835	5,584,288	9,024,269	9,160,138

Loss from operations	(3,792,528)	(4,407,852)	(7,034,085)	(7,536,598)

Other income (expense)
Gain on forgiveness of PPP loan	-	-	1,706,735	-
Other income (expense)	(82,357)	-	39,473	(215)
Interest income (expense)	(75,211)	(82,261)	(336,206)	(71,268)
Interest expense - related party	(539,215)	(2,023)	(574,503)	(4,046)
Total other income (expense)	(696,783)	(84,284)	835,499	(75,529)

Net loss before tax	(4,489,311)	(4,492,136)	(6,198,586)	(7,612,127)

Income tax benefit	-	366,409	-	455,619

Net loss	(4,489,311)	(4,125,727)	(6,198,586)	(7,156,508)

Preferred stock dividends
Series A, Series E, and Series F preferred stock	(89,958)	(148,995)	(178,936)	(267,247)

Net loss attributable to common shareholders	$(4,579,269)	$(4,274,722)	$(6,377,522)	$(7,423,755)

Other comprehensive loss	$(82,324)	$-	$(113,613)	$-

Comprehensive loss	$(4,661,593)	$(4,274,722)	$(6,491,135)	$(7,423,755)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.05)	$(0.07)
Weighted average shares outstanding - basic and diluted	120,353,074	107,427,197	119,652,844	106,148,084

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2020	8,044,017	$80,440	118,162,150	$1,181,622	(825,175)	$(219,837)	$96,427,166	$(93,932,080)	$(22,665)	$3,514,646
Net loss	—	—	—	—	—	—	—	(1,709,275)		(1,709,275)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(88,978)	—	—	(88,978)
Stock option vesting expense							68,294			68,294
Issuance of common stock:
Options exercise	—	—	100,000	1,000	—	—	12,900	—	—	13,900
Warrants exercise			25,000	250			9,750			10,000
Adjustment from foreign currency translation, net									(8,624)	(8,624)
To Oceanside personnel as part of acquisition agreement	—	—	379,266	3,793	—	—	603,033	—	—	606,826
Balance, March 31, 2021 (unaudited)	8,044,017	$80,440	118,666,416	$1,186,665	(825,175)	$(219,837)	$97,032,165	$(95,641,355)	$(31,289)	$2,406,789
Net loss								(4,489,311)		(4,489,311)
Series A-1, E and F preferred stock dividend							(89,958)			(89,958)
Stock option vesting expense							73,214			73,214
Issuance of common stock:
To Centre Lane Partners as part of debt financing			3,150,000	31,500			2,465,556			2,497,056
Adjustment for currency translation									(82,324)	(82,324)
Balance, June 30, 2021 (unaudited)	8,044,017	$80,440	121,816,416	$1,218,165	(825,175)	$(219,837)	$99,480,977	$(100,130,666)	$(113,613)	$315,466

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2019	8,044,017	$80,440	100,782,956	$1,007,830	—	$—	$84,265,623	$(21,217,658)	$—	$64,136,235
Net loss	—	—	—	—	—	—	—	(3,030,781)	—	(3,030,781)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(89,137)	—	—	(89,137)
Stock option vesting expense	—	—	—	—	—	—	36,595			36,595
Issuance of common stock:
Services rendered	—	—	1,370,000	13,100	—	—	2,111,021	—	—	2,124,121
Units consisting of one share of common stock and one warrant issued for cash	—	—	5,117,500	51,175	—	—	2,123,762	—	—	2,174,937
Balance, March 31, 2020 (unaudited)	8,044,017	$80,440	107,270,456	$1,072,105	—	$—	$88,447,864	$(24,248,439)	$—	$65,351,970
Net loss								(4,125,727)		(4,125,727)
Series A-1, E and F preferred stock dividend							(89,958)			(89,958)
Stock option vesting expense							41,499			41,499
Issuance of common stock:
Acquisition of Wild Sky			2,500,000	25,000			3,700,000			3,725,000
Units consisting of one share of common stock and one warrant issued for cash, net of costs			1,025,000	10,250			425,375			435,625
Services rendered				600			113,400			114,000
Balance, June 30, 2020 (unaudited)	8,044,017	$80,440	110,795,456	$1,107,955	—	$—	$92,638,181	$(28,374,166)	$—	$65,452,411

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,198,586)	$(7,156,508)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	34,534	10,179
Amortization of debt discount	145,444	6,981
Amortization	792,533	1,969,143
Stock option compensation expense	141,507	78,094
Warrant expense for services rendered	10,000	-
Stock issued for services	-	91,718
Stock compensation for Oceanside shares	606,826	-
Non-cash acquisition fee	-	275,000
Change in deferred taxes	-	(455,619)
Non-cash compensation for services	-	(90,000)
Write off doubtful accounts	(239,575)	-
Gain on forgiveness of PPP loan	(1,706,735)	-
Provision (Recovery) for bad debt	(141,070)	773,944
Changes in operating assets and liabilities:
Accounts receivable	4,395,054	1,395,191
Prepaid expenses and other current assets	352,384	59,337
Prepaid services/consulting agreements	-	215,682
Other assets	(7,069)	212,230
Right of use asset and lease liability	(129)	(7,485)
Accounts payable	(807,053)	(735,890)
Accrued expenses	133,846	407,585
Accrued interest – related party	429,059	4,046
Deferred revenues	-	40,757
Net cash (used) provided by operating activities	(2,059,030)	(2,905,615)

Cash flows from investing activities:
Purchase of property and equipment	(5,337)	(4,055)
Cash acquired from acquisition of Wild Sky	-	1,357,669
Net cash (used in) investing activities	(5,337)	1,353,614

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	2,170,562
Payments of premium finance loan payable	(222,745)	(108,782)
Dividend payments	2,522	(55,007)
Principal payments received (funded) for notes receivable	(6,977)	28,597
Proceeds from stock option exercises	13,900	-
Proceeds from PPP loan	1,137,140	464,800
Proceeds from debt financing	1,500,000	-
Net cash (used) provided by financing activities	2,423,840	2,500,170

Net increase in cash and cash equivalents	359,473	948,169
Cash and cash equivalents at the beginning of period	736,046	957,013
Cash and cash equivalents at end of period	$1,095,519	$1,905,182

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

June 30, 2021

(Unaudited)

	For the Six Months Ended June 30,
	2021		2020
Supplemental disclosure of cash flow information
Cash paid for
Interest		$-	$4,046

Non-cash investing and financing activities
Premium finance loan payable recorded as prepaid	$		$87,461
Issuance of common stock payable to Spartan Capital for consulting services		$-	$2,122,400
Issuance of common stock to Centre Lane for debt issuance		$2,497,056	$-
Non-cash acquisition of Wild Sky assets		$-	$5,469,625
Non-cash acquisition of Wild Sky liabilities		$-	$3,388,579
Non-cash acquisition of intangible assets of Wild Sky		$-	$8,335,300
Non-cash acquisition of goodwill of Wild Sky		$-	$9,725,559
Common stock issued for acquisition of Wild Sky		$-	$3,725,000
Long term debt from acquisition of Wild Sky		$-	$16,416,905

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

NOTE 2 - GOING CONCERN.

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a net loss of $6,198,586, used cash from operating activities of $2,059,030 for the six months ended June 30, 2021, and has an accumulated deficit of $100,130,666 at June 30, 2021 that raise substantial doubt about its ability to continue as a going concern.

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

June 30, 2021

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The condensed consolidated balance sheet information as of December 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on December 23, 2021. The interim condensed consolidated financial statements should be read in conjunction with that report.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenues at a point-in-time when control of services is transferred to the customer. Cash received by the Company prior to when control of services is transferred to the customer is recorded as deferred revenue.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the advertising services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the advertising services promised within each contract and determines those that are performance obligations and assesses whether each promised advertising service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation based on relative fair values, when (or as) the performance obligation is satisfied.

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

There are no significant initial costs incurred to obtain contracts with customers, and no contract assets or contract liabilities recorded in our condensed consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Leases

The Company records leases in accordance with FASB ASC Topic 842, Leases.

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining lease terms as of January 1, 2019. Since the Company’s lease agreements does not provide an implicit rate, the Company estimated an incremental borrowing rate based on the information available on January 1, 2019 in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Significant estimates included in the accompanying condensed consolidated financial statements include revenue recognition, the fair value of acquired assets for purchase price allocation in business combinations, valuation of goodwill and intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for fixed assets, the valuation of equity-based transactions, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are all maintained in bank accounts in the U.S. and other foreign countries in which the Company operates. Cash maintained in bank accounts outside of the U.S. is not significant.

Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Thailand and Israel, which are not insured. During the periods ended June 30, 2021, June 30, 2020, and the year ended December 31, 2020, we have not incurred material losses on these uninsured accounts. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Financial instruments recognized in the condensed consolidated balance sheets consist of cash, accounts receivable, prepaid expenses and other current assets, note receivable, accounts payable, accrued expenses and premium finance loan payable. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The carrying value of long-term debt to related parties and long-term debt to others approximates the current borrowing rate for similar debt instruments.

The following are the major categories of liabilities measured at fair value on a recurring basis for the six months ended June 30, 2021, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3

Balance at December 31, 2020	$16,916,705
Reclassification (1)	(464,800)
Balance at March 31, 2021	$16,451,905
Extinguishment (2)	(16,451,905)
Acquisition debt, Wild Sky, related party	17,376,834
Addition: Related party debt (3)	2,285,000
Addition: Related part debt (4)	80,000
Total Debt	19,741,834
Less: debt discount, related party(5)	(3,163,451)
Less: current portion of long-term debt, related party	(2,729,200)
Balance at June 30, 2021	$13,849,183

(1)	Related to reclass of PPP loan
(2)	Centre Lane determined to be related party (See note 14) and applying ASC 470 guidance
(3)	Centre Lane debt financing on May 26, 2021
(4)	Note payable to the Company’s Chairman of the Board
(5)	Debt discount for Centre Lane debt and Note payable to the Company’s Chairman of the Board

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Off balance sheet arrangements

Notes Payable and related potential liabilities are excluded from the balance sheet when there are significant uncertainties associated with the likelihood that the liabilities will be paid in full or until such time that the amount of the liability can be reasonably determined or estimated.

Due to uncertainties associated with certain Notes Payable resulting from the acquisition of S&W, the Company has not included the value of those Notes Payable within the purchase price and/or related assets acquired in the acquisition. These off-balance sheet arrangements are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at invoices amount on the date revenue is recognized. Receivables are recorded net of the allowance for doubtful accounts in the accompanying condensed consolidated balance sheets. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. The Company is also subject to adjustments from traffic settlements that are deducted from open invoices.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of June 30, 2021 and December 31, 2020, the Company has recorded an allowance for doubtful accounts of $366,929 and $774,826, respectively. The accounts receivable balance at January 1, 2020 amounted to $3,967,899.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements.

Website Development Costs

The Company accounts for its website development costs in accordance with FASB ASC 350-50, Website Development Costs. These costs, if any, are included in intangible assets in the accompanying condensed consolidated financial statements. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated life of five years.

As of June 30, 2021, all website development costs have been expensed.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended June 30, 2021 and 2020, advertising, marketing and promotion expense was $16,087 and $11,994, respectively. For the six months ended June 30, 2021 and 2020, advertising, marketing and promotion expense was $28,702 and $23,850, respectively.

Foreign currency translation

Assets and liabilities of the Company’s Israeli subsidiary are translated from Israeli shekels to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period will be included in our statements of comprehensive income. Based on the foreign subsidiaries’ activities the impact of the currency exchange is immaterial for the six months ended June 30, 2021 and 2020.

Income Taxes

The Company follows the provisions of FASB ASC 740-10, Income Taxes – Overall (“ASC 740-10”). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax expenses are recognized as tax expenses in the Statement of Operations.

As of June 30, 2021, tax years 2017 through 2020 remain open for Internal Revenue Service (“IRS”) audit. The Company has not received any notice of audit or notifications from the IRS for any of the open tax years.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Concentrations

The Company generates revenues from through Ad Exchange Networks and through our Owned and Operated Ad Exchange Network. There was one customer who accounted for approximately 12% of the revenues for the three months ended June 30, 2021. There was one customer who accounted for approximately 12% of revenues for the six months ended June 30, 2021. No other customer was over 10% of revenues for the six months ended June 30, 2021. There were no customers which accounted for accounts receivable in excess of 10% at June 30, 2021. There was one vendor who accounted for approximately 7% of the accounts payable due at June 30, 2021.

There was one large customer who accounted for approximately 18% of the revenues for the three months ended June 30, 2020. There were no customers who represented more than 10% of revenues for the six months ended June 30, 2020. There were two large customers who accounted for accounts receivable of approximately 11% and 12%, respectively, at June 30, 2020. There was one vendor who accounted for approximately 11% of the accounts payable due at June 30, 2020.

Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Thailand, which are not insured. During the three and six months ended June 30, 2021 and 2020, we have not incurred material losses on these uninsured accounts. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

Historically, the Company had a large portion of the funding provided through the sale of shares of the Company’s common stock with related warrants, however, during the three and six months ended June 30, 2021 no funding through the sale of shares occurred.

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

June 30, 2021

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13 (amended by ASU 2019-10), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments, which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new guidance on January 1, 2023. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04 (amended by ASU 2019-10), Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by removing the second step of the test. There is a one-step qualitative test and does not amend the optional qualitative assessment of goodwill impairment. The new standard is effective January 1, 2023 and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard is effective January 1, 2024 (early adoption is permitted, but not earlier than January 1, 2021). The new standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This new guidance may be adopted by the Company no later than December 1, 2022, with early adoption permitted. The potential adoption of this guidance is not expected to have a material impact on the condensed consolidated financial statements.

NOTE 4 – ACQUISITIONS

Wild Sky Media

On June 1, 2020, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) with Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane”) to purchase 100% of the membership interests of CL Media Holdings, LLC (“Wild Sky”). The Company issued 2,500,000 shares of restricted common stock to Centre Lane and Centre Lane issued a first lien senior secured credit facility of $16,451,905. Per the credit facility with Center Lane, our loan payments began December 1, 2021. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 5 – PREPAID COSTS AND EXPENSES.

At June 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid insurance	$118,874	$386,206
Prepaid consulting service agreements – Spartan (1)	379,773	379,771
Prepaid expenses – other	279,066	174,237
Prepaid expenses and other current assets	$777,713	$940,214

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

NOTE 6 – PROPERTY AND EQUIPMENT.

At June 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	Estimated Useful Life (Years)	June 30, 2021	December 31, 2020
Furniture and fixtures	3-5	$79,431	$80,844
Leasehold improvements	3	-	1,388
Computer equipment	3	216,004	176,641
Total property and equipment		295,435	258,873
Less: accumulated depreciation		(211,382)	(145,623)
Total property and equipment, net		$84,053	$113,250

Depreciation expense for the three months ended June 30, 2021 and 2020, was $16,487 and $4,926, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020, was $34,534 and $10,179, respectively.

NOTE 7 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At June 30, 2021 and December 31, 2020, respectively, website acquisitions, net consisted of the following:

	June 30, 2021	December 31, 2020
Website acquisition assets	$1,124,846	$1,124,846
Less: accumulated amortization	(919,650)	(918,850)
Less: cumulative impairment loss	(200,396)	(200,396)
Website Acquisition Assets, net	$4,800	$5,600

At June 30, 2021 and December 31, 2020, respectively, intangible assets, net consisted of the following:

	Useful Lives	June 30, 2021	December 31, 2020
Trade name	5 years	$3,749,600	$3,749,600
Customer relationships	5 years	16,184,000	16,184,000
IP/Technology	5 years	7,223,000	7,223,000
Non-compete agreements	3-5 years	1,154,500	1,154,500
Total Intangible Assets		$28,311,100	$28,311,100
Less: accumulated amortization		(4,962,187)	(4,170,454)
Less: accumulated impairment loss		(16,486,929)	(16,486,929)
Intangible assets, net		$6,861,984	$7,653,717

Amortization expense for the three months ended June 30, 2021 and 2020 was $395,868 and $1,029,680, respectively, related to both the website acquisition costs and the intangible assets. Amortization expense for the six months ended June 30, 2021 and 2020 was $791,733 and $1,944,267, respectively, related to both the website acquisition costs and the intangible assets.

During 2020, the finite lived intangible assets associated with Oceanside and MediaHouse were tested for impairment valuation based on indicators of impairment noted by management, including decreased revenues. Primarily resulting from the COVID-19 global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. The fair value of the respective assets was determined based on the projected future cash flows associated with the respective assets. These fair values were compared with the carrying values of the respective assets to determine if an impairment of the respective assets was warranted. It was determined that the carrying values of the finite lived intangible assets associated with Oceanside did not exceed the respective fair values of the assets, therefore no revaluation associated with these assets has been recognized. It was determined that the finite lived intangible assets associated with MediaHouse were deemed impaired based on an analysis of the carrying values and fair values of the assets. In September 2020, the Company recorded an impairment expense of $16,486,929 within intangible assets impairment expense on the condensed consolidated statement of operations.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 8 – GOODWILL

The following table presents changes to goodwill from December 31, 2020 through June 30, 2021:

	Owned & Operated	Ad Network	Total
December 31, 2020 goodwill	$9,725,559	$9,919,909	$19,645,468
June 30, 2021 goodwill	$9,725,559	$9,919,909	$19,645,468

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

NOTE 9 – ACCRUED EXPENSES.

At June 30, 2021 and December 31, 2020, accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
	(unaudited)
Accrued interest – related party	$459,496	$581,888
Accrued salaries and benefits	1,237,321	1,237,909
Accrued dividends	632,370	455,956
Accrued traffic settlement(1)	10,254	10,254
Accrued legal settlement(2)	216,101	117,717
Accrued legal fees	199,639	113,683
Accrued other professional fees	194,550	206,613
Share issuance liability(4)	65,129	515,073
Accrued warrant penalty(3)	366,899	262,912
Other accrued expenses	15,008	44,891
Total accrued expenses	$3,396,767	$3,546,896

(1)	The Company negotiates with its publishing partners regarding questionable traffic to arrive at traffic settlements.
(2)	Accrued legal settlement related to the Encoding legal matter. Refer to Note 11.
(3)	The Company has sold units of its securities to various investors in several private placements. As part of each private placement, the Company agreed to file a registration statement with the SEC to register the resale of the shares by the respective holder in order to permit the public resale; such filing deadlines ranged from 120 to 270 days following the closing date of the respective placement and the Company was liable to pay a penalty fee for failure to file the resale registration statement within the allotted timeframe.
(4)	Share issuance liability related to issuance of the Company’s common stock in connection with the Oceanside, MediaHouse and Wild Sky acquisitions and Oceanside employee share issuances.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 10 – NOTES PAYABLE

Long-term debt to related parties

Centre Lane Partners Master Credit Fund II, L.P. (“Center Lane Partners”), who sold the Company the Wild Sky business in June 2020 (See below) has partnered and assisted the Company from a liquidity perspective starting in April 2021. This relationship has been determined to qualify as a related party. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

Effective June 1, 2020, we entered into a membership interest purchase agreement to acquire 100% of Wild Sky. The seller issued a first lien senior secured credit facility totaling $16,451,905, which consisted of $15,000,000 of initial indebtedness, repayment of Wild Sky’s existing accounts receivable factoring facility of approximately $900,000 and approximately $500,000 of expenses. The note bears interest at a rate of 6.0% per annum. Per the credit facility with the seller, our loan payments begin December 1, 2021. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility. The membership interest purchase included a requirement that the opinion of the financial statements as of and for the year ended December 31, 2020 not include a “going concern opinion.” The Company defaulted on this requirement and on April 26, 2021, the Company obtained a waiver of this requirement from the lender.

On April 26, 2021, the Company and certain of its subsidiaries entered into a First Amendment to Amended and Restated Senior Secured Credit Agreement (the “First Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020 (the “Credit Agreement”). The Credit Agreement was amended to permit the Company to raise up to $6,000,000 of total cash proceeds from the sale of its preferred stock prior to December 31, 2021 without having to make a mandatory prepayment of the loans (the “Loans”) under the Credit Agreement. The interest rate on the Loans after April 26, 2021 was increased to 10.00% per annum from 6.00%, which can continue to be paid in-kind in lieu of cash payment. In addition, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum. In addition, the Company has issued 150,000 common shares to Centre Lane Partners as part of this transaction.

On May 26, 2021, the Company and certain of its subsidiaries entered into a Second amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Second Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $1.5 million, in the aggregate. This term loan shall be repaid by December 31, 2021. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $0.750 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 3.0 million common shares to Centre Lane Partners as part of this transaction.

As part of these transactions and given that Centre Lane was determined to be a related party, an independent fair value analysis was performed by the Company and all related transactions were recorded accordingly. As of the First Amendment dated April 26, 2021, the Company evaluated the debt for extinguishment or debt modification under FASB ASC 470-50, Debt – Modifications and Extinguishments, and determined extinguishment was applicable. Under the rules, the Company extinguished the debt, which included the capitalized interest through April 26, 2021, and recorded it net of the debt discount, including all applicable fees and stock issuances. The debt discount determined for the First Amendment totaled $2,363,986 and is amortized over the remaining life of the loan and is included in interest expense – related party on the accompanying condensed consolidated statement of operations or until the next debt modification or extinguishment is determined. For the Second Amendment, which occurred on May 26, 2021, the Company determined it was a debt modification. The Second Amendment provided the Company with debt financing of $1,500,000, an Exit fee of $750,000, and issuance of 3,000,000 shares of common stock issued to Centre Lane. The increment to the debt discount was $904,637. This debt discount was added to the previously mentioned $ 2,363,986 debt discount for a total gross debt discount of $3,268,623 which will be amortized into the condensed consolidated statement of operations and included in the interest expense – related party over the remaining life of the loan or until the next debt modification or extinguishment is determined. Interest expense for note payable to related party for the three months ended June 30, 2021 and 2020 was $360,903 and $0, respectively. Interest expense for note payable to related party for the six months ended June 30, 2021 and 2020 was $360,903 and $0, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 10 – NOTES PAYABLE (continued).

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Oceanside Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“Oceanside”) and the shareholders of Oceanside (the “Oceanside Shareholders”). The merger closed on August 15, 2019, and the Company acquired all of the outstanding shares of S&W. Pursuant to the terms of the Merger Agreement, we issued 12,513,227 shares valued at $20,021,163 to owners and employees of Oceanside and contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two-year promissory notes (the “Closing Notes”). At the time of the acquisition and under ASC 805, these Closing Notes were recorded ratably as compensation expense into the statement of operations over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the one year closing note and thereby defaulted on its obligation and the two-year closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense-related party. The total $750,000 liability is recorded in accrued expenses. Interest expense for note payable to related party for the three months ended June 30, 2021 and 2020 was $33,567 and $0, respectively. Interest expense for note payable to related party for the six months ended June 30, 2021 and 2020 was $66,945 and $0, respectively.

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

The principal balance of these notes payable was $80,000 at June 30, 2021 and December 31, 2020, and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $33,329 and $40,272, respectively. At June 30, 2021 and December 31, 2020, the total convertible notes payable to related party net of discounts was $46,671 and $39,728, respectively.

Interest expense for note payable to related party was $2,023 for the three months ended June 30, 2021 and 2020 and discount amortization was $3,491. Interest expense for note payable to related party for the six months ended June 30, 2021 and 2020 was $4,023 and $4,046, respectively and discount amortization was $6,943 and $6,981, respectively.

Long-term debt

On February 17, 2021, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”), the Company entered into a promissory note of $295,600 with Regions Bank (the “Second Bright Mountain PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Second Bright Mountain PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. This was the second tranche available under the PPP program.

On March 23, 2021, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”), the Company’s Wild Sky subsidiary entered into a promissory note of $841,540 with Holcomb Bank (the “Second Wild Sky PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Second Wild Sky PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. This was the second tranche available under the PPP program.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 10 – NOTES PAYABLE (continued).

On April 24, 2020, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”), the Company entered into a promissory note of $464,800 with Regions Bank (the “Bright Mountain PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On January 28, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part; as of the date of this report, the Company that application is still in process. This loan was forgiven on July 16, 2021 by the Small Business Administration (SBA). For more information, see Note 16, Subsequent Events.

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

At June 30, 2021 and December 31, 2020 a summary of the Company’s debt is as follows:

	June 30, 2021	December 31, 2020
Non-interest bearing BMLLC acquisition debt	$385,000	$385,000
PPP loans	1,601,940	2,171,534
Wild Sky acquisition debt	17,376,834	16,451,906
Centre Lane debt	2,285,000	-
Note payable debt to the Company’s Chairman of the Board	80,000	-
Total Debt	21,728,774	19,008,440
Less: debt discount, related party	(3,163,451)	-
Less: current portion of long-term debt	(1,986,940)	(2,091,735)
Less: current portion of long-term debt, related party	(2,729,200)	-
Long Term Debt	$13,849,183	$16,916,705

The minimum annual principal payments of notes payable at June 30, 2021 were:

2021	$2,486,533
2022	2,862,358
2023	2,287,791
2024	1,797,883
2025	12,294,208
Total	$21,728,774

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2020 and 2019 of $380,398 and $194,592, respectively.

Total Premium Finance Loan Payable balance for the Company’s policies was $117,145 at June 30, 2021 and $339,890 at December 31, 2020.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

The right-of-use asset and lease liability is as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Assets
Operating lease right of use asset	$24,765	$72,598

Liabilities
Operating lease liability	$24,765	$72,727

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three and six months ended June 30, 2021.

The maturity of the Company’s operating lease liability for the 12 months ended June 30:

2021	$24,765
Total net lease liabilities	$24,765

The following summarizes additional information related to the operating lease:

June 30, 2021
Weighted-average remaining lease term	0.58 years
Weighted-average discount rate	5.50%

For the three months ended June 30, 2021 and 2020, rent expense was $53,588 and $61,923, respectively. For the six months ended June 30, 2021 and 2020, rent expense was $102,020 and $222,554, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Under the covenants of the Placement Agent Agreement with Spartan Capital and as disclosed in the Placement Offering Memorandum, the Company was obligated to make a filing with a stock exchange to list the Company’s shares. The Company was to make such filing by a listing deadline and have stock exchange approval by a listing approval deadline. In the event the Company was unable to meet to deadlines, the investors in the Offering would be entitled to one additional share of common stock for each share purchased in the Offering provided, however, that such deadlines and obligations of the Company to issue additional shares would be extended for so long as the Company was able to demonstrate to the reasonable satisfaction of the Placement Agent, which consent shall not be reasonably withheld that it had acted in good-faith in attempting to list such securities which included responding to comments from such exchange. The Company believes it has acted in good-faith and has no obligation. No litigation has been filed by Spartan at this time or any of the shareholders in connection with the matter. For more information, see Note 16, Subsequent Events.

In 2020, Synacor, Inc. commenced an action against MediaHouse, LLC, Inform, Inc. and the Company, alleging approximately $230,000 was owed based on invoices provided in 2019 in respect to that certain Content Provider & Advertising Agreement with MediaHouse. The Company has filed an answer and defenses and intends to defend the alleged claims. This is recorded as an accrued liability as of June 30, 2021. For more information, see Note 16, Subsequent Events.

A former employee of the Company filed a suit against the Company MediaHouse, Inc., and Gregory A. Peters, a former Executive, (the “Defendants”) alleging two counts of defamation. Any potential losses associated with this matter cannot be estimated at this time.

Encoding.com, Inc. (“Encoding”) was a former digital media customer of MediaHouse. Encoding had a long overdue outstanding receivable from MediaHouse’s predecessor company, Inform, Inc. MediaHouse did not assume the liability at acquisition. In 2020, the Company and Encoding agreed to settle the overdue receivable through the issuance of 175,000 warrants to purchase Company stock with a $1.00 exercise price. This is recorded as an accrued liability as of December 31, 2020 and the warrants were issued in May 2021.

Regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors. For further updates that could effect the Legal matter, please see Note 16, Subsequent Events.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

At both June 30, 2021 and December 31, 2020, there were 1,200,000 shares of Series A-1 Stock, 2,500,000 shares of Series E Stock and 4,344,017 shares of Series F Stock issued and outstanding. There are no shares of Series B Stock, Series B-1 Stock, Series C Stock or Series D Stock issued and outstanding.

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

Dividends paid for Series A-1, E and F Convertible Preferred Stock paid were $1,261 during the three months ended June 30, 2021 and for Series E and F Convertible Preferred Stock were $31,261 during the three months ended June 30, 2020. Dividends paid for Series A-1, E and F Convertible Preferred Stock paid were $2,522 during the six months ended June 30, 2021 and for Series E and F Convertible Preferred Stock were $55,007 during the six months ended June 30, 2020.

Total preferred stock dividend accrued amounted to $632,370 and $363,460 as of June 30, 2021 and December 31, 2020, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 13 – COMMON STOCK.

A) Stock issued for Cash

For the six months ended June 30, 2021, the Company did not sell any of its securities through a private placement.

For the six months ended June 30, 2020, the Company sold an aggregate of 6,142,500 units of its securities to 66 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $3,071,250. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital, served as placement agent for the Company in this offering. As compensation for its services, Spartan Capital held back $460,688 for commissions, $165,000 to pay the accrued finder’s fee for the Oceanside acquisition, and $275,000 in other consulting fees, resulting in net cash received by the Company of $2,170,563. The Company issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 614,250 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the closings included in the Company’s condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2020.

B) Stock issued for services

During the six months ended June 30, 2021, the Company issued 3,654,266 shares of our common stock for the following concepts:

	Shares (#)	Value
Shares issued to Centre Lane related to debt financing	3,150,000	$2,497,056
Options exercised by employees	100,000	13,900
Warrants exercised	25,000	10,000
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	379,266	606,826
Total	3,654,266	$3,127,782

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

During the three and six months ended June 30, 2020, the Company issued 1,025,000 shares as part of a private placement to several accredited investors that raised $435,625 of net cash after paying fees and commissions.

C) Stock issued for acquisitions

During the three and six months ended June 30, 2021, the Company did not make any acquisitions.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

Stock Option Compensation

The Company accounts for stock option compensation issued to employees for services in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (ASC 718). ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASU No. 2018- 07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

Stock options issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option, whichever is more reliably measurable in accordance with FASB ASC 505, Equity, and ASC 718, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. As of December 31, 2020 and June 30, 2021, 337,000 and 597,000 shares, respectively were remaining under the 2011 Plan for future issuance. As of December 31, 2020 and June 30, 2021, 467,000 and 567,000 shares, respectively, were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company’s board of directors and majority stockholder adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. As of December 31, 2020 and June 30, 2021, 859,000 shares were remaining under the 2015 Plan for the future issuance.

On November 7, 2019, the Company’s board of directors and majority stockholder adopted the 2019 Stock Option Plan (the “2019 Plan”), to be effective on November 7, 2019. The Company has reserved for issuance an aggregate of 5,000,000 shares of common stock under the 2019 Plan. As of December 31, 2020 and June 30, 2021, 4,761,773 shares were remaining under the 2019 Plan for the future issuance.

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

The Company believes this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors, which is subject to ASC 718 requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes share-based compensation expense on a straight- line basis over the requisite service period for each award.

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

The Company recorded $74,722 and $41,499 of stock option expense for the three months ended June 30, 2021 and 2020, respectively. The Company recorded $143,016 and $78,094 of stock option expense for the six months ended June 30, 2021 and 2020, respectively. The stock option expense for the three and six months ended June 30, 2021 and 2020, respectively has been recognized as a component of selling, general and administrative expenses in the accompanying condensed consolidated financial statements.

As of June 30, 2021, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $400,590 to be recognized through May 2025.

A summary of the Company’s stock option activity during the six months ended June 30, 2021 is presented below:

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	1,375,227	$0.76	4.1	$3,201,237
Granted	150,000	0.33	9.3	414,320
Exercised	(100,000)	—	—	—
Forfeited	(100,000)	—	—	—
Expired	(310,000)	—	—	—
Balance Outstanding, June 30, 2021	1,015,227	$0.22	2.7	$3,615,557
Exercisable at June 30, 2021	675,932	$0.68	3.8	$(158,503)

Summarized information with respect to options outstanding under the option plans at June 30, 2021 is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
$0.14 - $0.24	-	$0.00	-	-	$0.00
$0.25 - $0.49	126,000	0.28	1.2	126,000	0.28
$0.50 -$0.85	501,000	0.69	4.0	498,500	0.69
$0.86 - $1.75	188,227	1.53	11.1	51,432	1.63
$1.76 - $2.10	100,000	2.10	9.1	—	0.00
$2.11 - $3.05	100,000	3.05	9.3	—	0.00

Total	1,015,227	$1.17	6.0	675,932	$0.68

NOTE 14 – RELATED PARTIES.

Centre Lane Partners Master Credit Fund II, L.P. (“Center Lane Partners”), who sold the Company the Wild Sky business in June 2020 (See Note 4) has partnered and assisted the Company from a liquidity perspective during 2021. This relationship has been determined to qualify as a related party. A related party is essentially a party that can exercise significant influence over the Company in making financial and/or operating decisions.

On April 26, 2021, the Company and certain of its subsidiaries entered into a First Amendment to Amended and Restated Senior Secured Credit Agreement (the “First Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020 (the “Credit Agreement”). The Credit Agreement was amended to permit the Company to raise up to $6,000,000 of total cash proceeds from the sale of its preferred stock prior to December 31, 2021 without having to make a mandatory prepayment of the loans (the “Loans”) under the Credit Agreement. The interest rate on the Loans after April 26, 2021 was increased to 10.00% per annum from 6.00%, which can continue to be paid in-kind in lieu of cash payment. In addition, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum. In addition, the Company has issued 150,000 common shares to Centre Lane Partners as part of this transaction.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 14 – RELATED PARTIES (continued).

On May 26, 2021, the Company and certain of its subsidiaries entered into a Second Amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (the “Second Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $1.5 million, in the aggregate. This term loan shall be repaid by December 31, 2021. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $0.750 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 3.0 million common shares to Centre Lane Partners as part of this transaction.

As part of these transactions and given that Centre Lane was determined to be a related party, an independent fair value analysis was performed by the Company and all related transactions were recorded accordingly. As of the First Amendment dated April 26, 2021, the Company evaluated the debt for extinguishment or debt modification under FASB ASC 470-50, Debt – Modifications and Extinguishments, and determined extinguishment was applicable. Under the rules, the Company extinguished the debt, which included the capitalized interest through April 26, 2021, and recorded it net of the debt discount, including all applicable fees and stock issuances. The debt discount determined for the First Amendment totaled $2,363,986 and is amortized over the remaining life of the loan and is included in interest expense – related party on the accompanying condensed consolidated statement of operations or until the next debt modification or extinguishment is determined. For the Second Amendment, which occurred on May 26, 2021, the Company determined it was a debt modification. The Second Amendment provided the Company with debt financing of $1,500,000, an Exit fee of $750,000, and issuance of 3,000,000 shares of common stock issued to Centre Lane. The increment to the debt discount was $904,637. This debt discount was added to the previously mentioned $2,363,986 debt discount for a total gross debt discount of $3,268,623 which will be amortized into the condensed consolidated statement of operations and included in the interest expense – related party over the remaining life of the loan or until the next debt modification or extinguishment is determined.

The total related party debt owed to Centre Lane Partners was $16,531,712 and $16,451,905 as of June 30, 2021 and December 31, 2020. The debt owed to Centre Lane Partners is reported net of their unamortized debt discount of $3,130,122 and $0 as of June 30, 2021 and December 31, 2020. For further clarification, please see Note 10, Notes Payable.

During November 2018, Mr. W. Kip Speyer, the Company’s Chairman of the Board, entered into two convertible note agreements with the company totaling $80,000. These notes have a conversion price of $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $46,671 and $39,728 at June 30, 2021 and December 31, 2020. The notes are reported net of their unamortized debt discount of $33,329 and $40,272 as of June 30, 2021 and December 31, 2020, respectively.

During the three months ended June 30, 2021 and 2020 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $1,261 and $31,260, respectively held by affiliates of the Company. During the six months ended June 30, 2021 and 2020 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $2,522 and $55,007, respectively held by affiliates of the Company.

The unsecured and interest free Closing Notes of $750,000 related to the Oceanside acquisition were recorded ratably as compensation expense into the condensed consolidated statement of operations over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the First Closing Note and thereby defaulted on its obligation and the Second Closing Note accelerated to become payable as of August 15, 2020. Upon default, the Closing Notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense-related party. For the three and six months ended June 30, 2021, $33,567 and $66,945, respectively of interest expense-related party was recorded.

NOTE 15 – INCOME TAXES.

The Company recorded $0 tax provision for the three and six months ended June 30, 2021, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets.

At June 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and six months ended June 30, 2021.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS.

As disclosed in Note 10, relative to PPP Loans, on July 16, 2021, the Company obtained the forgiveness of the Bright Mountain PPP Loan in the full amount of $464,800.

Between August 12, 2021 and February 11, 2022, the Company and certain of its subsidiaries entered into eight amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional loan amount of $4.225 million, in the aggregate. This term loan matures on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $2.825 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 9.5 million common shares to Centre Lane Partners as part of these transactions.

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

Effective December 1, 2021, the Board of Directors of the Company appointed Mr. Matthew Drinkwater as its new Chief Executive Officer (CEO). Mr. Drinkwater joins the Company with an extensive track record of adding value to the companies he has worked for over his professional career in several key senior executive and sales roles at companies such as Buzzfeed, Twitter, Groupon Inc., Yahoo and America Online (AOL). Mr. W. Kip Speyer will remain with the Company in his role of Chairman of the Board and transition his CEO role to Mr. Drinkwater.

On December 3, 2021, the Company received formal notification that an event of default had occurred under the Closing Notes as part of the Oceanside acquisition that was later followed up with a notice of summons in a civil action on December 28, 2021 by the Oceanside selling shareholders. The Company is reviewing its obligations under the Notes with external counsel and the parties are engaged in settlement discussions. No assurances can be made of the final resolution.

During January 2022, the Company entered into a settlement agreement related to the legal proceeding with Synacor referenced in Note 11. The agreement obligates the Company to pay $12,000 per month beginning January 24, 2022 for 12 consecutive months and then a final one-time payment in the amount of $40,000 to be paid on or before January 24, 2023. Notwithstanding, the Company has an early settlement option to pay-off the obligation with a discount if it pays $160,000 to Synacor on or before September 1, 2022, which amount shall be inclusive of the monthly installments previously mentioned prior to the date when early settlement payment is transmitted to Synacor.

On January 14, 2022, the Board of Directors nominated and elected Mr. Matthew Drinkwater, the Company’s Chief Executive Officer to the Board of Directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on December 23, 2021 (the “2020 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three and six months ended June 30, 2021 and 2020 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2020 is derived from our audited consolidated financial statements appearing in the 2020 10-K.

Executive Overview of Second Quarter 2020 Results

Our key user metrics and financial results for the second quarter of 2021, both for the three and six months ended June 30, 2021, are more fully discussed and described herein and should be read in context with the disclosure on this page. The second quarter results are as follows:

User metrics:

●	Quarterly ad impressions delivered were approximately 0.9 billion for the three months ended June 30, 2021 and approximately 2.0 billion for the six months ended June 30, 2021; this compares to approximately 1.3 billion for the three months ended June 30, 2020 and approximately 2.8 billion for the six months ended June 30, 2020.

Second quarter 2020 financial results:

●	Advertising revenue increased 7% in the three months ended June 30, 2021 from the same period of 2020. Advertising revenue increased 6% in the six months ended June 30, 2021 from the same period of 2020.

●	Gross profit decreased 19% in the three months ended June 30, 2021 from the same period of 2020. Gross profit increased 23% in the six months ended June 30, 2021 from the same period of 2020.

●	Selling, general and administrative expenses decreased 15% in the three months ended June 30, 2021 from the same period of 2020. Selling, general and administrative expenses decreased 1% in the six months ended June 30, 2021 from the same period of 2020.

●	Included within the expenses for the three months ended June 30, 2021 are $395,866 of non-cash amortization of the intangible assets, and $135,329 of stock based compensation. Included within the expenses for the six months ended June 30, 2021 are $791,733 of non-cash amortization of the intangible assets and $298,390 of stock based compensation.

●	Net cash used in operating activities was ($2,059,030) for the first six months of 2021 as compared to ($2,905,615) for the six months of 2020.

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

Bright Mountain’s platform will be a marketplace for publishers and advertisers where they will be able to choose from various features to maximize their earning potential. Advertisers have the ability to directly target desired demographics on publishers’ sites through our platform. Publishers will be able to select a variety of ad units for their video, mobile, display and native advertisements, and have the ability to create their own unique ad formats.

We have begun expansion with the recent acquisition of Wild Sky Media. Wild Sky Media offers massive global reach through hyper-engaging content and multicultural audiences. This is achieved through their six websites focusing on parenting and lifestyle brands. The websites include Mom.com, Cafemom.com, LittleThings.com, mamaslatinas.com, revelist.com, and babynamewizard.com.

Key initiatives

Our growth strategy is based upon:

●	completing and launching the Bright Mountain Media advertising solutions marketplace;

●	expanding our sales revenues through organic growth;

●	continuing to pursue acquisition candidates that are strategic to our business plan;

●	evaluating expenses attributed to our non-strategic business lines; and

●	continuing to automate our processes and reduce overhead where possible without impacting our customer experience.

Results of operations

Revenues, Cost of Revenue, and Gross Profit Margins

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change

Advertising revenues	$2,433,415	$2,273,940	$159,475	7%	$4,833,135	$4,544,126	$289,009	6%
Total cost of revenue	$1,476,108	$1,097,504	$378,604	34%	$2,842,951	$2,920,586	$(77,635)	(3)%
Gross Profit	$957,307	$1,176,436	$(219,129)	(19)%	$1,990,184	$1,623,540	$366,644	23%
Gross profit margin as a percentage of advertising revenues	39.3%	51.7%			41.2%	35.7%

Advertising revenue for the three months ended June 30, 2021 was 7% higher than the comparable period in 2020. After adjusting for the Wild Sky acquisition, which occurred on June 1, 2020, from both periods, our legacy revenues increased approximately $10,000, or 1% due to decreased advertising spend in key industries due to the COVID-19 virus, as well as a negative impact from our MediaHouse operation since we restructured it at the end of 2020.

Advertising revenue for the six months ended June 30, 2021 was 6% higher than the comparable period in 2020. After adjusting for the Wild Sky acquisition, which occurred on June 1, 2020, from both periods, our legacy revenues decreased approximately $1,450,000 due to slowness in both our Oceanside business with lower CPM’s and the effect of the Mediahouse restructuring completed at the end of December 2020.

We incur costs of sales associated with the advertising revenue. These costs include revenue share payments to media providers and website publishers. After adjusting for the Wild Sky acquisition, gross margins for the three months ended June 30, 2021 versus the same period in the prior year, grew 1.1%, from 21.8% to 22.9%. After adjusting for the Wild Sky acquisition, gross margins for the six months ended June 30, 2021 versus the same period in the prior year, the gross margins remained flat at approximately 20%. The digital publishing business generally has higher gross margins than the Advertising Network business.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

Selling, general and administrative expense	$4,749,835	$5,584,288	$(834,453)	(15)%	$9,024,269	$9,160,138	$(135,869)	(1)%
Selling, general and administrative expense as a percentage of total revenue	195.2%	245.6%			186.7%	201.6%

Selling, general and administrative costs decreased approximately $834,000, or (15%) for the three months ended June 30, 2021, mainly due to reduced selling, general and administrative costs related to the restructuring of the Mediahouse operation which occurred at the end of December 2020, as well, as some reductions in headcount throughout our other operations. After adjusting for the Wild Sky acquisition, which occurred on June 1, 2020, these costs decreased 41% for the three months ended June 30, 2021 mainly related to lower intangible amortization of intangibles.

Selling, general and administrative costs decreased approximately $135,000, or (1%) for the six months ended June 30, 2021, mainly due to reduced selling, general and administrative costs related to the restructuring of the Mediahouse operation which occurred at the end of December 2020, as well, as some reductions in headcount throughout our other operations. After adjusting for the Wild Sky acquisition, which occurred on June 1, 2020, these costs decreased 40% for the six months ended June 30, 2021 mainly related to lower intangible amortization of intangibles.

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

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net (loss) before tax	$(4,489,311)	$(4,492,136)	$(6,198,586)	$(7,612,127)
plus:
Stock compensation expense	128,342	(13,624)	298,390	78,094
Depreciation expense	16,487	4,926	34,534	10,179
Amortization expense	396,267	1,040,944	792,533	1,969,143
Gain on forgiveness of PPP loan	-	-	(1,706,735)	-
Professional fees	115,409	-	160,409	-
Amortization on debt discount	141,992	3,491	145,444	6,981
Bad debt	(147,166)	773,944	(141,070)	773,944
Non-cash acquisition fee	-	-	-	275,000
Interest expense, net	75,211	2,023	336,206	4,046
Interest expense – related party	539,215	-	574,503	-
Adjusted EBITDA	$(3,223,554)	$(2,680,432)	$(5,704,372)	$(4,584,740)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working (deficit) at June 30, 2021 as compared to December 31, 2020.

	June 30, 2021	December 31, 2020
Total current assets	$4,243,780	$8,120,422
Total current liabilities	17,410,866	16,058,220
Net Working deficit	$(13,167,086)	$(7,937,798)

The increase in cash is mainly a result of receipts of $1,137,140 from the proceeds of the 2nd tranche of PPP loans during the three months ended June 30, 2021. The decrease in our current assets is mostly reflective of decreases in accounts receivable and prepaid expenses.

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In 2021, we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that was experienced in 2020. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at March 31, 2021.

During February and March 2021, the Company received two loans with proceeds totaling $1,137,140 (the “PPP Loans”) under the second tranche of the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Second Bright Mountain and Second Wild Sky PPP Loans are evidenced by promissory notes (the “Promissory Notes”) with Regions Bank and Holcomb Bank, respectively, and have a two-year term and bear interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. No assurance is provided that the Company will obtain forgiveness of the Second Bright Mountain and Second Wild Sky PPP Loans in whole or in part.

During May 2021, the Company received $1.5 million in debt financing from Centre Lane Partners. The use of the funds was for general working capital needs.

Going concern and management’s liquidity plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of ($6,198,586) and used net cash in operating activities of $2,059,030 for the six months ended June 30, 2021. The Company had an accumulated deficit of ($100,130,666) at June 30, 2021.

The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2020 and 2019 and for the years then ended contained an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful to manage our working capital deficit, or to manage our cash versus liabilities, or our ability to continue obtaining investment capital and loans from related parties and outside investors or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically, we have been dependent upon debt financing and equity capital raises to provide adequate funds to meet our working capital needs. During the three months ended June 30, 2021, we raised $1,500,000 of debt financing (See Note 14 Related Parties for more information). During the three months ended March 31, 2021, we did not raise any debt or equity capital. During the three months ended June 30, 2020, we raised a gross amount of $512,500 through the sale of our securities in a private placement; after fees and commissions, we received a net of $434,625. During the six months ended June 30, 2020, we raised a gross amount $3,071,250 through the sale of our securities in a private placement; after fees and commissions, we received a net of $2,170,563.

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

Summary of cash flows

	For the six months ended June 30,
	2021	2020
Net cash (used in) operating activities	$(2,059,030)	$(2,905,615)
Net cash (used in) provided by investing activities	$(5,337)	$1,353,614
Net cash provided by financing activities	$2,423,840	$2,500,170

During the six months ended June 30, 2021, the Company raised $1,500,000 of debt financing which was used primarily to fund our working capital.

During the six months ended June 30, 2020 the Company raised $2,170,563 through the sale of equity securities in a private placement memorandum and $28,597 from payments on a note receivable. The Company paid dividends of $55,007 and made payments against notes payable of $108,782.

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

Changes in Internal Control over Financial Reporting. We have begun strategically planning changes in our internal control over financial reporting during this fiscal quarter, Q2 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2021 through June 30, 2021, Bright Mountain Media, Inc. did not sell any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer				Filed

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed

32.1	Section 1350 certification of Principal Executive Officer and principal financial and accounting officer				Filed

101.INS	Inline XBRL Instance Document				Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

March 7, 2022	By:	/s/ Matthew Drinkwater
Matthew Drinkwater, Chief Executive Officer, Principal Executive Officer

	By:	/s/ Edward A. Cabanas
Edward A. Cabanas, Chief Financial Officer, Principal Financial and Accounting Officer

