Form 10-Q
period 2021-09-30
Bright Mountain Media, Inc.
filed 2022-03-31
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of March 18, 2022 there were 151,274,124 shares of the issuer’s common stock issued and 150,448,949 shares outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2021” refers to the three months ended September 30, 2021, “third quarter of 2020” refers to the three months ended September 30, 2020, “2020” refers to the year ended December 31, 2020. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$278,137	$736,046
Accounts receivable, net	3,836,453	6,430,253
Note receivable, net	14,693	13,910
Prepaid expenses and other current assets	582,124	940,214
Total Current Assets	4,711,407	8,120,422

Property and equipment, net	70,020	113,250
Website acquisition assets, net	4,400	5,600
Intangible assets, net	6,466,118	7,653,717
Goodwill	19,645,468	19,645,468
Prepaid services/consulting agreements - long term	379,767	664,593
Right of use asset	-	72,598
Other assets	261,019	253,650
Total Assets	$31,538,199	$36,529,299

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$8,759,806	$9,595,006
Accrued expenses	3,509,754	3,546,896
Accrued interest to related party	981,312	65,437
Premium finance loan payable	-	339,890
Deferred revenues	809,103	346,529
Long term debt, current portion	1,522,140	2,091,735
Long term debt, current portion – related party	4,329,200	-
Operating lease liability, current portion	-	72,727
Other current liabilities	65,120	-
Total Current Liabilities	19,976,435	16,058,220

Long term debt to related parties, net	14,004,232	39,728
Long term debt	-	16,916,705
Total Liabilities	33,980,667	33,014,653
Commitments and Contingencies
Shareholders’ (Deficit) Equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized
Series A-1, 2,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2021 and 1,200,000 shares issued and outstanding at December 31, 2020	-	12,000
Series B-1, 6,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Series E, 2,500,000 shares authorized, 125,000 shares issued and outstanding at September 30, 2021 and 2,500,000 shares issued and outstanding at December 31, 2020	1,250	25,000
Series F, 4,344,017 shares authorized, 0 and 4,344,017 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	43,440

Common stock, par value $0.01, 324,000,000 shares authorized, 142,134,133 and 118,162,150 issued and 141,308,958 and 117,336,975 outstanding at September 30, 2021 and December 31, 2020, respectively	1,421,342	1,181,622
Treasury stock, at cost; 825,175 shares at September 30, 2021 and December 31, 2020	(219,837)	(219,837)
Additional paid-in capital	99,606,961	96,427,166
Accumulated deficit	(103,231,212)	(93,932,080)
Accumulated other comprehensive loss	(20,972)	(22,665)
Total shareholders’ (deficit) equity	(2,442,468)	3,514,646
Total Liabilities and Shareholders’ (Deficit) Equity	$31,538,199	$36,529,299

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues
Advertising	$3,805,355	$4,894,486	$8,638,490	$9,438,612

Cost of revenue
Advertising	1,697,125	2,085,060	4,540,076	5,005,646
Gross profit	2,108,230	2,809,426	4,098,414	4,432,966

Selling, general and administrative expenses	4,646,299	6,153,561	13,670,567	15,313,699

Loss from operations	(2,538,069)	(3,344,135)	(9,572,153)	(10,880,733)

Other income (expense)
Impairment expense	-	(58,766,016)	-	(58,766,016)
Gain on forgiveness of PPP loan	464,800	-	2,171,535	-
Other income (expense)	(54,748)	(251,779)	(15,275)	(16,859)
Interest income (expense)	(605)	(16,644)	(336,811)	(323,047)
Interest expense - related party	(760,176)	(2,045)	(1,334,680)	(6,091)
Total other income (expense)	(350,729)	(59,036,484)	484,769	(59,112,013)

Net loss before tax	(2,888,798)	(62,380,619)	(9,087,384)	(69,992,746)

Income tax benefit	-	111,895	-	567,514

Net loss	(2,888,798)	(62,268,724)	(9,087,384)	(69,425,232)

Dividends
Deemed dividend	(211,748)	-	(211,748)	-
Preferred stock dividends	(61,706)	(180,122)	(240,642)	(447,369)

Net loss attributable to common shareholders	$(3,162,252)	$(62,448,846)	$(9,539,774)	$(69,872,601)

Other comprehensive loss	$92,641	$-	$(20,972)	$-

Comprehensive loss	$(3,069,611)	$(62,448,846)	$(9,560,746)	$(69,872,601)

Basic and diluted net loss per share	$(0.02)	$(0.56)	$(0.08)	$(0.65)
Weighted average shares outstanding - basic and diluted	125,744,703	110,995,809	121,718,466	108,099,730

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2020	8,044,017	$80,440	118,162,150	$1,181,622	(825,175)	$(219,837)	$96,427,166	$(93,932,080)	$(22,665)	$3,514,646
Net loss	—	—	—	—	—	—	—	(1,709,275)	—	(1,709,275)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(88,978)	—	—	(88,978)
Stock option vesting expense	—	—	—	—	—	—	68,294	—	—	68,294
Issuance of common stock:	—	—	—	—	—	—	—	—	—	—
Options exercise	—	—	100,000	1,000	—	—	12,900	—	—	13,900
Warrants exercise			25,000	250			9,750			10,000
Adjustment from foreign currency translation, net	—	—	—	—	—	—	—	—	(8,624)	(8,624)
To Oceanside personnel as part of acquisition agreement	—	—	379,266	3,793	—	—	603,033	—	—	606,826
Balance, March 31, 2021 (unaudited)	8,044,017	$80,440	118,666,416	$1,186,665	(825,175)	$(219,837)	$97,032,165	$(95,641,355)	$(31,289)	$2,406,789
Net loss								(4,489,311)		(4,489,311)
Series A-1, E and F preferred stock dividend	-	-	-	-	-	-	(89,958)	-	-	(89,958)
Stock option vesting expense	-	-	-	-	-	-	73,214	-	-	73,214
Issuance of common stock:	-	-	-	-	-	-	-	-	-
To Centre Lane Partners as part of debt financing	-	-	3,150,000	31,500	-	-	2,465,556	-	-	2,497,056
Adjustment for currency translation	-	-	-	-	-	-	-	-	(82,324)	(82,324)
Balance, June 30, 2021 (unaudited)	8,044,017	$80,440	121,816,416	$1,218,165	(825,175)	$(219,837)	$99,480,977	$(100,130,666)	$(113,613)	$315,466
Net loss								(2,888,798)		(2,888,798)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(61,706)	—	—	(61,706)
Stock option vesting expense	—	—	—	—	—	—	38,183	—	—	38,183
Issuance of common stock:	—	—	—	—	—	—	—	—	—	—
To Centre Lane Partners as part of debt financing	—	—	2,000,000	20,000	—	—	41,746	—	—	61,746
Deemed dividend	—	—	10,398,700	103,987	—	—	107,761	(211,748)	—	-
Conversion of Preferred to Common shares	(7,919,017)	(79,190)	7,919,017	79,190	—	—	—	—	—	-
Adjustment for currency translation	—	—	—	—	—	—	—	—	92,641	92,641
Balance, September 30, 2021 (unaudited)	125,000	$1,250	142,134,133	$1,421,342	(825,175)	$(219,837)	$99,606,961	$(103,231,212)	$(20,972)	$(2,442,468)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2019	8,044,017	$80,440	100,782,956	$1,007,830	—	$—	$84,265,623	$(21,217,658)	$—	$64,136,235
Net loss	—	—	—	—	—	—	—	(3,030,781)	—	(3,030,781)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(89,137)	—	—	(89,137)
Stock option vesting expense	—	—	—	—	—	—	36,595	—	—	36,595
Issuance of common stock:	—	—	—	—	—	—	—	—	—	—
Services rendered	—	—	1,370,000	13,100	—	—	2,111,021	—	—	2,124,121
Units consisting of one share of common stock and one warrant issued for cash	—	—	5,117,500	51,175	—	—	2,123,762	—	—	2,174,937
Balance, March 31, 2020 (unaudited)	8,044,017	$80,440	107,270,456	$1,072,105	—	$—	$88,447,864	$(24,248,439)	$—	$65,351,970
Net loss	—	—	—	—	—	—	—	(4,125,727)	—	(4,125,727)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(89,958)	—	—	(89,958)
Stock option vesting expense	—	—	—	—	—	—	41,499	—	—	41,499
Issuance of common stock:	—	—	—	—	—	—	—	—	—	—
Acquisition of Wild Sky	—	—	2,500,000	25,000	—	—	3,700,000	—	—	3,725,000
Units consisting of one share of common stock and one warrant issued for cash, net of costs	—	—	1,025,000	10,250	—	—	425,375	—	—	435,625
Services rendered	—	—	—	600	—	—	113,400	—	—	114,000
Balance, June 30, 2020 (unaudited)	8,044,017	$80,440	110,795,456	$1,107,955	—	$—	$92,638,181	$(28,374,166)	$—	$65,452,411
Net loss	—	—	—	—	—	—	—	(62,268,724)	—	(62,268,724)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(97,397)	—	—	(97,397)
Stock option vesting expense	—	—	—	—	—	—	57,461	—	—	57,461
Exercise of stock options	—	—	50,000	500	—	—	6,450	—	—	6,950
Acquisition of Treasury shares	—	—	—	—	(825,175)	(219,837)	—	—	—	(219,837)
Issuance of common stock:	—	—	—	—	—	—	—	—	—	—
Units consisting of one share of common stock and one warrant issued for cash	—	—	4,256,200	42,562	—	—	1,366,571	—	—	1,409,133

Balance, September 30, 2020 (unaudited)	8,044,017	$80,440	115,101,656	$1,151,017	(825,175)	$(219,837)	$93,971,266	$(90,642,890)	$-	$4,339,996

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,087,384)	$(69,425,232)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	46,059	29,616
Amortization of debt discount	383,805	10,510
Amortization	1,188,799	3,288,361
Impairment of intangibles	-	16,486,929
Impairment of goodwill	-	42,279,087
Stock option compensation expense	179,690	129,105
Warrant expense for services rendered	10,000	-
Stock issued for services	-	92,218
Stock compensation for Oceanside shares	606,826	-
Non-cash acquisition fee	-	275,000
Change in deferred taxes	-	(567,514)
Non-cash compensation for services	-	(90,000)
Write off doubtful accounts	(292,956)	-
Gain on forgiveness of PPP loan	(2,171,535)	-
Provision for bad debt	81,702	287,068
Changes in operating assets and liabilities:
Accounts receivable	2,806,747	1,193,666
Prepaid expenses and other current assets	642,915	307,099
Prepaid services/consulting agreements	-	293,182
Other assets	(7,367)	263,836
Right of use asset and lease liability	(129)	(11,935)
Accounts payable	(838,213)	(1,739,822)
Accrued expenses	669,623	1,893,077
Accrued interest – related party	950,875	22,735
Deferred revenues	462,574	25,528
Net cash used in operating activities	(4,367,969)	(4,957,486)

Cash flows from investing activities:
Purchase of property and equipment	(2,829)	(4,055)
Cash acquired from acquisition of Wild Sky	-	1,357,669
Net cash (used in) provided by investing activities	(2,829)	1,353,614

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	3,586,148
Proceeds from repayment of notes receivable	-	44,583
Payments of premium finance loan payable	(339,890)	(163,173)
Dividend payments	2,522	(235,129)
Principal payments received (funded) for notes receivable	(783)	28,597
Proceeds from stock option exercises	13,900	-
Proceeds from PPP loan	1,137,140	464,800
Proceeds from debt financing	3,100,000	-
Net cash provided by financing activities	3,912,889	3,697,229

Net (decrease) increase in cash and cash equivalents	(457,909)	93,357
Cash and cash equivalents at the beginning of period	736,046	957,013
Cash and cash equivalents at end of period	$278,137	$1,050,370

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

September 30, 2021

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for
Interest	$-	$6,091

Non-cash investing and financing activities
Deemed dividend	$211,748	$-
Conversion of Preferred shares to Common shares	$79,190	$-
Issuance of debt in accordance with legal settlement	$-	$219,837
Issuance of common stock to Centre Lane for debt issuance	$2,558,802	$-
Non-cash acquisition of Wild Sky assets	$-	$5,469,625
Non-cash acquisition of Wild Sky liabilities	$-	$3,388,579
Non-cash acquisition of intangible assets of Wild Sky	$-	$8,335,300
Non-cash acquisition of goodwill of Wild Sky	$-	$9,725,559
Common stock issued for acquisition of Wild Sky	$-	$3,725,000
Long term debt from acquisition of Wild Sky	$-	$16,416,905

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Wild Sky owns and operates a collection of websites that offer significant global reach through its content and niche audiences and has become a wholly owned subsidiary of the Company. Wild Sky is the home to parenting and lifestyle brands.

NOTE 2 - GOING CONCERN.

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) The Company has sustained a net loss of $9,087,384; (ii) used cash from operating activities of $4,367,969 for the nine months ended September 30, 2021; (iii) has an accumulated deficit of $103,231,212 at September 30, 2021; (iv) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (v) the Company will require additional financing for the fiscal year ending December 31, 2021 to continue at its expected level of operations; and (vi) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

The Company’s continuation as a going concern is dependent upon its ability to generate revenues, control its expenses and its ability to continue obtaining investment capital and loans from related parties and outside investors to sustain its current level of operations. Management continues raising capital through private placements and is exploring additional avenues for future fund-raising through both public and private sources. The Company is not currently involved in any binding agreements to raise private equity capital. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The accompanying unaudited financial statements for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The condensed consolidated balance sheet information as of December 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on December 23, 2021. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

September 30, 2021

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

Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Thailand and Israel, which are not insured. During the periods ended September 30, 2021, September 30, 2020, and the year ended December 31, 2020, we have not incurred material losses on these uninsured accounts. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

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

September 30, 2021

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

The following are the major categories of liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2021, using significant unobservable inputs (Level 3):

Fair Value measurement using Level 3

Balance at December 31, 2020	$16,916,705
Reclassification (1)	(464,800)
Balance at March 31, 2021	$16,451,905
Extinguishment (2)	(16,451,905)
Acquisition debt, Wild Sky, related party	17,376,834
Addition: Related party debt (3)	2,285,000
Addition: Related party debt (4)	80,000
Less: debt discount, related party	(3,163,451)
Balance at June 30, 2021	$16,578,383
Addition: Related party debt (5)	2,400,000
Decrease: Related party debt discount and amortization (6)	(644,951)
Less: current portion of long-term debt, related party	(4,329,200)
Balance of long-term debt to related parties at September 30, 2021	$14,004,232

(1)	Related to reclassification of Bright Mountain PPP loan
(2)	Centre Lane determined to be related party (see note 14) and applying ASC 470 guidance
(3)	Centre Lane debt financing on May 26, 2021
(4)	Note payable to the Company’s Chairman of the Board
(5)	Incremental related party debt - increased financing and exit fee during Q3 2021
(6)	Debt discount and amortization, net during Q3 2021

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Off-balance sheet arrangements

Notes Payable and related potential liabilities are excluded from the balance sheet when there are significant uncertainties associated with the likelihood that the liabilities will be paid in full or until such time that the amount of the liability can be reasonably determined or estimated. There are no off-balance sheet arrangements as of September 30, 2021.

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at invoice amount on the date revenue is recognized. Receivables are recorded net of the allowance for doubtful accounts in the accompanying condensed consolidated balance sheets. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense. The Company is also subject to adjustments from traffic settlements that are deducted from open invoices.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of September 30, 2021 and December 31, 2020, the Company has recorded an allowance for doubtful accounts of $505,324 and $774,826, respectively. The accounts receivable balance at January 1, 2020 amounted to $3,967,899.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements.

Website Development Costs

The Company accounts for its website development costs in accordance with FASB ASC Topic 350-50, Website Development Costs. These costs, if any, are included in intangible assets in the accompanying condensed consolidated financial statements. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated life of five years.

As of September 30, 2021, all website development costs have been expensed.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying statement of operations. For the three months ended September 30, 2021 and 2020, advertising, marketing and promotion expense was $16,041 and $12,527, respectively. For the nine months ended September 30, 2021 and 2020, advertising, marketing and promotion expense was $44,743 and $36,377, respectively.

Foreign currency translation

Assets and liabilities of the Company’s Israeli subsidiary are translated from Israeli shekels to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period will be included in our statements of comprehensive income. Based on the foreign subsidiaries’ activities the impact of the currency exchange is immaterial for the nine months ended September 30, 2021 and 2020.

Income Taxes

The Company follows the provisions of FASB ASC Topic 740-10, Income Taxes – Overall (“ASC 740-10”). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax expenses are recognized as tax expenses in the Statement of Operations.

As of September 30, 2021, tax years 2017 through 2020 remain open for Internal Revenue Service (“IRS”) audit. The Company has not received any notice of audit or notifications from the IRS for any of the open tax years.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued).

Concentrations

The Company generates revenues from through Ad Exchange Networks and through our Owned and Operated Ad Exchange Network. There was one customer who accounted for approximately 11% of the revenues for the three months ended September 30, 2021. There was one customer who accounted for approximately 10% of revenues for the nine months ended September 30, 2021. No other customer was over 10% of revenues for the nine months ended September 30, 2021. There were no customers who accounted for accounts receivable in excess of 10% at September 30, 2021. There was one vendor who accounted for approximately 9% of the accounts payable due at September 30, 2021.

There was one large customer who accounted for approximately 19% of the revenues for the three months ended September 30, 2020. There was another large customer who accounted for approximately 14% of revenues for the nine months ended September 30, 2020. These two large customers who accounted for accounts receivable of approximately 17% and 12%, respectively, at September 30, 2020. There was one vendor who accounted for approximately 14% of the accounts payable due at September 30, 2020.

Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Thailand, which are not insured. During the three and nine months ended September 30, 2021 and 2020, we have not incurred material losses on these uninsured accounts. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Concentration of Funding

Historically, the Company had a large portion of the funding provided through the sale of shares of the Company’s common stock with related warrants; however, during the three and nine months ended September 30, 2021 no funding through the sale of shares occurred.

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

Segment Information

The Company currently operates in one reporting segment. The services segment is focused on producing advertising revenue generated by users “clicking” on website advertisements utilizing several ad network partners, and direct advertisers and subscription revenue generated by the sale of access to career postings on one of our websites; however, the latter is insignificant.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

NOTE 4 – ACQUISITIONS

Wild Sky Media

On June 1, 2020, the Company entered into a membership interest purchase agreement (the “Purchase Agreement”) with Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane”) to purchase 100% of the membership interests of CL Media Holdings, LLC (“Wild Sky”). The Company issued 2,500,000 shares of restricted common stock to Centre Lane and Centre Lane issued a first lien senior secured credit facility of $16,451,905 (the “Credit Facility”). Per the credit facility with Center Lane, our loan payments began December 1, 2021. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 4 – ACQUISITIONS (continued).

The Purchase Agreement provides for a senior secured five-year loan in the initial principal amount of $16,451,905. Pursuant to the Credit Facility, the loan bears interest at six percent (6%) payment–in-kind interest (“PIK Interest”) which will be added to the outstanding principal balance. The Credit Facility provides for no amortization for the first 18 months and 10% thereafter. Amortization is payable in equal quarterly installments on the principal balance after adding the PIK Interest with a bullet payment due at maturity on June 1, 2025. The loan under the Credit Facility may be prepaid in minimum amounts of $250,000. The loan balance can be prepaid with no penalty. The loan is guaranteed by Bright Mountain and certain of its domestic subsidiaries of which became party to a guarantee agreement dated as of the Effective Date and each domestic subsidiary that, subsequent to the Effective Date, becomes a subsidiary. The Credit Facility contains negative covenants that, subject to certain exceptions, limits the ability of Bright Mountain and its subsidiaries to, among other things, incur debt, engage in new lines of business, incur liens, engage in mergers, consolidations, liquidations and dissolutions, dispose of assets of Bright Mountain and its subsidiaries, make investments, loans, advances, guarantees and acquisitions. Any equity raised up to $15,000,000 in the first one-hundred eighty days from the Credit Facility is excluded from the loan balance prepayment requirements.

Effective upon the closing of the Purchase Agreement, the Company agreed to pay Spartan Capital Securities LLC (“Spartan Capital”), a broker-dealer and member of FINRA, a finder’s fee in the form of Company common stock. The Company issued Spartan Capital 610,000 shares (valued at $908,900) in December 2020.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 5 – PREPAID COSTS AND EXPENSES.

At September 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid insurance	$-	$386,206
Prepaid consulting service agreements – Spartan (1)	379,774	379,771
Prepaid expenses – other	202,350	174,237
Prepaid expenses and other current assets	$582,124	$940,214

(1)	Spartan Capital is a broker-dealer that has assisted the Company with a range of services including capital raising activities, M&A advisory, and consulting services. The Company has a five-year agreement with Spartan Capital for the provision of such services and any prepayments made under the terms of this agreement starting October 2018 were capitalized and amortized over the remaining life of the agreement.

NOTE 6 – PROPERTY AND EQUIPMENT.

At September 30, 2021 and December 31, 2020, property and equipment consisted of the following:

	Estimated Useful Life (Years)	September 30, 2021	December 31, 2020
Furniture and fixtures	3-5	$40,901	$80,844
Leasehold improvements	3	-	1,388
Computer equipment	3	198,853	176,641
Total property and equipment		239,754	258,873
Less: accumulated depreciation		(169,734)	(145,623)
Total property and equipment, net		$70,020	$113,250

Depreciation expense for the three months ended September 30, 2021 and 2020, was $11,525 and $19,437, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020, was $46,059 and $29,616, respectively.

NOTE 7 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At September 30, 2021 and December 31, 2020, respectively, website acquisitions, net consisted of the following:

	September 30, 2021	December 31, 2020
Website acquisition assets	$1,124,846	$1,124,846
Less: accumulated amortization	(919,650)	(918,850)
Less: cumulative impairment loss	(200,796)	(200,396)
Website Acquisition Assets, net	$4,400	$5,600

At September 30, 2021 and December 31, 2020, respectively, intangible assets, net consisted of the following:

	Useful Lives	September 30, 2021	December 31, 2020
Trade name	5 years	$3,749,600	$3,749,600
Customer relationships	5 years	16,184,000	16,184,000
IP/Technology	5 years	7,223,000	7,223,000
Non-compete agreements	3-5 years	1,154,500	1,154,500
Total Intangible Assets		$28,311,100	$28,311,100
Less: accumulated amortization		(5,358,053)	(4,170,454)
Less: accumulated impairment loss		(16,486,929)	(16,486,929)
Intangible assets, net		$6,466,118	$7,653,717

Amortization expense for the three months ended September 30, 2021 and 2020 was $395,868 and $1,307,955, respectively, related to both the website acquisition costs and the intangible assets. Amortization expense for the nine months ended September 30, 2021 and 2020 was $1,187,599 and $3,252,222, respectively, related to both the website acquisition costs and the intangible assets.

During 2020, the finite lived intangible assets associated with Oceanside and MediaHouse were tested for impairment valuation based on indicators of impairment noted by management, including decreased revenues, primarily resulting from the COVID-19 global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. The fair value of the respective assets was determined based on the projected future cash flows associated with the respective assets. These fair values were compared with the carrying values of the respective assets to determine if an impairment of the respective assets was warranted. It was determined that the carrying values of the finite lived intangible assets associated with Oceanside did not exceed the respective fair values of the assets; therefore no revaluation associated with these assets has been recognized. It was determined that the finite lived intangible assets associated with MediaHouse were deemed impaired based on an analysis of the carrying values and fair values of the assets. In September 2020, the Company recorded an impairment expense of $16,486,929 within intangible assets impairment expense on the condensed consolidated statement of operations.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 8 – GOODWILL

The following table presents changes to goodwill from December 31, 2020 through September 30, 2021:

	Owned & Operated	Ad Network	Total
December 31, 2020 goodwill	$9,725,559	$9,919,909	$19,645,468
September 30, 2021 goodwill	$9,725,559	$9,919,909	$19,645,468

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

NOTE 9 – ACCRUED EXPENSES.

At September 30, 2021 and December 31, 2020, accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
	(unaudited)
Accrued salaries and benefits	$1,276,679	$1,237,909
Accrued dividends	691,848	455,956
Accrued traffic settlement(1)	10,254	10,254
Accrued legal settlement(2)	216,101	117,717
Accrued legal fees	141,233	113,683
Accrued other professional fees	431,200	206,613
Share issuance liability(4)	128,678	515,073
Accrued warrant penalty(3)	366,899	262,912
Other accrued expenses	246,862	44,891
Accrued interest	-	581,888
Total accrued expenses	$3,509,754	$3,546,896

(1)	The Company negotiates with its publishing partners regarding questionable traffic to arrive at traffic settlements.
(2)	Accrued legal settlement related to the Encoding legal matter. See Note 11.
(3)	The Company has sold units of its securities to various investors in several private placements. As part of each private placement, the Company agreed to file a registration statement with the SEC to register the resale of the shares by the respective holder in order to permit the public resale; such filing deadlines ranged from 120 to 270 days following the closing date of the respective placement and the Company was liable to pay a penalty fee for failure to file the resale registration statement within the allotted timeframe.
(4)	Share issuance liability related to issuance of the Company’s common stock in connection with the Oceanside, MediaHouse and Wild Sky acquisitions and Oceanside employee share issuances.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 10 – NOTES PAYABLE

Long-term debt to related parties

Centre Lane Partners Master Credit Fund II, L.P. (“Center Lane Partners”), who sold the Company the Wild Sky business in June 2020 has partnered and assisted the Company from a liquidity perspective starting in April 2021. This relationship has been determined to qualify as a related party. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

Effective June 1, 2020, the Company entered into a membership interest purchase agreement to acquire 100% of Wild Sky (the “Purchase Agreement”). The seller issued a first lien senior secured credit facility totaling $16,451,905, which consisted of $15,000,000 of initial indebtedness, repayment of Wild Sky’s existing accounts receivable factoring facility of approximately $900,000 and approximately $500,000 of expenses. The note bears interest at a rate of 6.0% per annum. Per the credit facility with the seller, our loan payments begin December 1, 2021. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility. The membership interest purchase included a requirement that the opinion of the financial statements as of and for the year ended December 31, 2020 not include a “going concern opinion.” The Company defaulted on this requirement and on April 26, 2021, the Company obtained a waiver of this requirement from the lender.

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

On August 12, 2021, the Company and certain of its subsidiaries entered into a Third amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Third Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $0.5 million, in the aggregate. This term loan shall be repaid by December 31, 2021. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $0.250 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 2.0 million common shares to Centre Lane Partners as part of this transaction.

On August 31, 2021, the Company and certain of its subsidiaries entered into a Fourth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fourth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $1.1 million, in the aggregate. This term loan shall be repaid by December 31, 2021. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $0.550 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

As part of these transactions and given that Centre Lane was determined to be a related party, an independent fair value analysis was performed by the Company and all related transactions were recorded accordingly. As of the First Amendment dated April 26, 2021, the Company evaluated the debt for extinguishment or debt modification under FASB ASC Topic 470-50, Debt – Modifications and Extinguishments, and determined extinguishment was applicable. Under the rules, the Company extinguished the debt, which included the capitalized interest through April 26, 2021, and recorded it net of the debt discount, including all applicable fees and stock issuances. The debt discount determined for the First Amendment totaled $2,363,986 and is amortized over the remaining life of the loan and is included in interest expense – related party on the accompanying condensed consolidated statement of operations or until the next debt modification or extinguishment is determined. For the Second Amendment, which occurred on May 26, 2021, the Company determined it was a debt modification. The Second Amendment provided the Company with debt financing of $1,500,000, an Exit fee of $750,000, and issuance of 3,000,000 shares of common stock issued to Centre Lane. The debt discount determined for the Second Amendment totaled $904,637. For the Third Amendment, which occurred on August 12, 2021, the Company determined it was a debt modification. The Third Amendment provided the Company with debt financing of $500,000, an Exit fee of $250,000, and issuance of 2,000,000 shares of common stock issued to Centre Lane. The debt discount determined for the Third Amendment totaled $322,529. For the Fourth Amendment, which occurred on August 31, 2021, the Company determined it was a debt modification. The Fourth Amendment provided the Company with debt financing of $1,100,000, an Exit fee of $550,000, and there was no common share issuance as part of this amendment. The debt discount determined for the Fourth Amendment totaled $560,783.

The accumulated gross debt discount as of September 30, 2021 totaled $3,778,602 and will be amortized into the condensed consolidated statement of operations and included in the interest expense – related party over the remaining life of the loan or until the next debt modification or extinguishment is determined. Interest expense for note payable to related party for the three months ended September 30, 2021 and 2020 was $720,575 and $0, respectively. Interest expense for note payable to related party for the nine months ended September 30, 2021 and 2020 was $1,217,167 and $0, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 10 – NOTES PAYABLE (continued).

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Oceanside Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“Oceanside”) and the shareholders of Oceanside (the “Oceanside Shareholders”). The merger closed on August 15, 2019, and the Company acquired all of the outstanding shares of S&W. Pursuant to the terms of the Merger Agreement, the Company issued 12,513,227 shares valued at $20,021,163 to owners and employees of Oceanside and contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two-year promissory notes (the “Closing Notes”). At the time of the acquisition and under ASC 805, these Closing Notes were recorded ratably as compensation expense into the statement of operations over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the one year closing note and thereby defaulted on its obligation and the two-year closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense-related party. The total $750,000 liability is recorded in accrued expenses. Interest expense for note payable to related party for the three months ended September 30, 2021 and 2020 was $34,027 and $0, respectively. Interest expense for note payable to related party for the nine months ended September 30, 2021 and 2020 was $100,973 and $0, respectively.

During November 2018, the Company issued 10% convertible promissory notes in the amount of $80,000 to a related party, the Chairman of the Board. The notes mature five years from issuance and is convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share. A beneficial conversion feature exists on the date the convertible notes were issued whereby the fair value of the underlying common stock to which the notes are convertible into is in excess of the face value of the note of $70,000.

The principal balance of these notes payable was $80,000 at September 30, 2021 and December 31, 2020, and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $29,800 and $40,272, respectively. At September 30, 2021 and December 31, 2020, the total convertible notes payable to related party net of discounts was $50,200 and $39,728, respectively.

Interest expense for note payable to related party was $2,045 for the three months ended September 30, 2021 and 2020 and discount amortization was $3,529. Interest expense for note payable to related party for the nine months ended September 30, 2021 and 2020 was $6,068 and $6,091, respectively and discount amortization was $10,472 and $10,510, respectively.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 10 – NOTES PAYABLE (continued).

On April 24, 2020, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”), the Company entered into a promissory note of $464,800 with Regions Bank (the “Bright Mountain PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On January 28, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part and on July 16, 2021, the Company obtained the forgiveness of the Bright Mountain PPP Loan in whole and recorded a non-cash gain on the PPP forgiveness during the three months ended September 30, 2021.

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

At September 30, 2021 and December 31, 2020, a summary of the Company’s debt is as follows:

	September 30, 2021	December 31, 2020
Non-interest bearing BMLLC acquisition debt	$385,000	$385,000
PPP loans	1,137,140	2,171,534
Wild Sky acquisition debt	17,376,834	16,451,906
Centre Lane debt	4,685,000	-
Note payable debt to the Company’s Chairman of the Board	80,000	80,000
Total Debt	23,663,974	19,088,440
Less: debt discount, related party	(3,808,402)	(40,272)
Less: current portion of long-term debt	(1,522,140)	(2,091,735)
Less: current portion of long-term debt, related party	(4,329,200)	-
Long term debt to related parties, net and long term debt	$14,004,232	$16,956,433

The minimum annual principal payments of notes payable at September 30, 2021 were:

For the Twelve Months Ending:
2021 (remainder of the year)	$3,849,948
2022	2,703,666
2023	2,381,281
2024	1,859,232
2025	12,869,847
Total	$23,663,974

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2020 and 2019 of $380,398 and $194,592, respectively.

Total Premium Finance Loan Payable balance for the Company’s policies was $0 at September 30, 2021 and $339,890 at December 31, 2020.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued).

The right-of-use asset and lease liability is as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Assets
Operating lease right of use asset	$-	$72,598

Liabilities
Operating lease liability	$-	$72,727

The Company had one lease for office space which expired in October 2021. The Company currently utilizes this office space under a month-to-month agreement with the intention of signing a new lease agreement. The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three and nine months ended September 30, 2021.

The following summarizes additional information related to the operating lease:

September 30, 2021
Weighted-average remaining lease term	0.58 years
Weighted-average discount rate	5.50%

For the three months ended September 30, 2021 and 2020, rent expense was $60,616 and $192,717, respectively. For the nine months ended September 30, 2021 and 2020, rent expense was $162,636 and $415,271, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

In 2020, Synacor, Inc. commenced an action against MediaHouse, LLC, Inform, Inc. and the Company, alleging approximately $230,000 was owed based on invoices provided in 2019 in respect to that certain Content Provider & Advertising Agreement with MediaHouse. The Company has filed an answer and defenses and intends to defend the alleged claims. This is recorded as an accrued liability as of September 30, 2021. For more information, see Note 16, Subsequent Events.

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

Regardless of the outcome, litigation can have an adverse impact on our company because of defense and settlement costs, diversion of management resources and other factors. For further updates on legal matters, please see Note 16, Subsequent Events.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 12 – PREFERRED STOCK.

On August 31, 2021, W. Kip Speyer, the Company’s CEO, at that time, gave notice that all of his held preferred stock was converted in accordance with the original terms. Accordingly, 7,919,017 shares of the Company’s common stock is to be issued to Mr. Speyer. The Company notified the transfer agent on March 19, 2022 of the share issuance, and the issuance of the shares is a matter of administration. Management confirmed with SEC legal counsel that the shareholder rights have transferred at the time of the exercise notice. The Company considers the Common Shares issued and outstanding as of the date of the conversion notice. The Company recognizes the conversion of the preferred stock on August 31, 2021 and provides all rights as a common shareholder with regard to said shares to Mr. Speyer, including all voting rights. The Company confirms that there was no inducement to convert the shares and that the correct shares were issued in accordance with the original conversion terms. As of said date, the Company has an accrued dividend liability due to Mr. W. Kip Speyer recorded totaling $691,848.

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

At both September 30, 2021 and December 31, 2020, there were 1,200,000 shares of Series A-1 Stock, 2,500,000 shares of Series E Stock and 4,344,017 shares of Series F Stock issued and outstanding. There are no shares of Series B Stock, Series B-1 Stock, Series C Stock or Series D Stock issued and outstanding.

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

Dividends paid for Series A-1, E and F Convertible Preferred Stock paid were $0 during the three months ended September 30, 2021 and for Series E and F Convertible Preferred Stock were $180,122 during the three months ended September 30, 2020. Dividends paid for Series A-1, E and F Convertible Preferred Stock paid were $2,522 during the nine months ended September 30, 2021 and for Series E and F Convertible Preferred Stock were $235,129 during the nine months ended September 30, 2020.

Total preferred stock dividend accrued amounted to $691,848 and $363,460 as of September 30, 2021 and December 31, 2020, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 13 – COMMON STOCK.

A) Stock issued for Cash

During the nine months ended September 30, 2021, the Company did not sell any of its securities through a private placement.

During the nine months ended September 30, 2020, the Company sold an aggregate of 10,398,700 units of its securities to 167 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $5,199,350. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital, served as placement agent for the Company in this offering. As compensation for its services, Spartan Capital held back $779,903 for commissions, $165,000 to pay the accrued finder’s fee for the Oceanside acquisition, and $275,000 in other consulting fees, and $401,750 in success and escrow fees resulting in net cash received by the Company of $3,577,697. The Company issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 1,039,870 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the closings included in the Company’s condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2020.

B) Stock issued for services

During the nine months ended September 30, 2021, the Company issued 16,052,966 shares of our common stock for the following concepts:

	Shares (#)	Value
Shares issued to Centre Lane related to debt financing	5,150,000	$2,558,802
Options exercised by employees	100,000	13,900
Warrants exercised	25,000	10,000
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	379,266	606,826
Total	5,654,266	$3,189,528

During the three months ended September 30, 2020, the Company did not issue any shares of common stock for services. During the nine months ended September 30, 2020, the Company issued 1,370,000 shares of common stock for the following transactions:

1)	In February 2020, the Company issued 650,000 shares of our common stock to Spartan Capital for services rendered during 2019 based on the fair value of date of service, or $1.60 a share valued at $1,040,000.
2)	In February 2020, the Company issued 660,000 shares of our common stock to Spartan Capital for services rendered during 2019 based on the fair value of date of service, or $1.64 a share valued at $1,082,400.
3)	In March 2020, the Company issued 60,000 shares of our common stock to MZHCI, Inc for services rendered during 2020 based on the fair value of date of service, or $1.50 a share valued at $90,000.

C) Stock issued for acquisitions

During the three and nine months ended September 30, 2021, the Company did not make any acquisitions.

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

D) Stock issued for deemed dividend

On September 22, 2021, the Company entered into a share issuance settlement with Spartan Capital Securities, LLC (“Spartan”). Under the terms of the agreement, the Company agreed to issue a total of 10,398,700 of its common stock to seventy-five accredited investors who participated in the Company’s Private Placement Offering, which began in November 2019 and was completed in August 2020. This issuance was determined to be a deemed dividend.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

Stock Option Compensation

The Company accounts for stock option compensation issued to employees for services in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (ASC 718). ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

Stock options issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based on the fair value of the services provided or the estimated fair market value of the option, whichever is more reliably measurable in accordance with FASB ASC Topic 505, Equity, and ASC 718, including related amendments and interpretations. The related expense is recognized over the period the services are provided.

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. As of December 31, 2020 and September 30, 2021, 337,000 and 697,000 shares, respectively were remaining under the 2011 Plan for future issuance. As of December 31, 2020 and September 30, 2021, 467,000 and 567,000 shares, respectively, were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company’s board of directors and majority stockholder adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. As of December 31, 2020 and September 30, 2021, 859,000 shares were remaining under the 2015 Plan for the future issuance.

On November 7, 2019, the Company’s board of directors and majority stockholder adopted the 2019 Stock Option Plan (the “2019 Plan”), to be effective on November 7, 2019. The Company has reserved for issuance an aggregate of 5,000,000 shares of common stock under the 2019 Plan. As of December 31, 2020 and September 30, 2021, 4,761,773 shares were remaining under the 2019 Plan for the future issuance.

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

The Company recorded $100,224 and $51,011 of stock option expense for the three months ended September 30, 2021 and 2020, respectively. The Company recorded $398,614 and $129,105 of stock option expense for the nine months ended September 30, 2021 and 2020, respectively. The stock option expense for the three and nine months ended September 30, 2021 and 2020, respectively has been recognized as a component of selling, general and administrative expenses in the accompanying condensed consolidated financial statements.

As of September 30, 2021, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $159,830 to be recognized through June 2025.

A summary of the Company’s stock option activity during the nine months ended September 30, 2021 is presented below:

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 13 – COMMON STOCK (continued).

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	1,375,227	$0.76	4.1	$3,201,237
Granted	150,000	0.33	9.3	—
Exercised	(100,000)	—	—	—
Forfeited	(200,000)	—	—	—
Expired	(310,000)	—	—	—
Balance Outstanding, September 30, 2021	915,227	$0.54	6.7	$—
Exercisable at September 30, 2021	703,432	$0.73	3.7	$—

Summarized information with respect to options outstanding under the option plans at September 30, 2021 is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
$0.14 - $0.24	-	$0.00	-	-	$0.00
$0.25 - $0.49	126,000	0.28	1.0	126,000	0.28
$0.50 -$0.85	501,000	0.69	3.7	501,000	0.69
$0.86 - $1.75	188,227	1.53	10.8	51,432	1.63
$1.76 - $2.10	100,000	2.10	8.8	25,000	2.00
$2.11 - $3.05	-	-	9.3	-	-

Total	915,227	$0.96	5.4	703,432	$0.73

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

September 30, 2021

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

As part of these transactions and given that Centre Lane was determined to be a related party, an independent fair value analysis was performed by the Company and all related transactions were recorded accordingly. As of the First Amendment dated April 26, 2021, the Company evaluated the debt for extinguishment or debt modification under FASB ASC Topic 470-50, Debt – Modifications and Extinguishments, and determined extinguishment was applicable. Under the rules, the Company extinguished the debt, which included the capitalized interest through April 26, 2021, and recorded it net of the debt discount, including all applicable fees and stock issuances. The debt discount determined for the First Amendment totaled $2,363,986 and is amortized over the remaining life of the loan and is included in interest expense – related party on the accompanying condensed consolidated statement of operations or until the next debt modification or extinguishment is determined. For the Second Amendment, which occurred on May 26, 2021, the Company determined it was a debt modification. The Second Amendment provided the Company with debt financing of $1,500,000, an Exit fee of $750,000, and issuance of 3,000,000 shares of common stock issued to Centre Lane. The debt discount determined for the Second Amendment totaled $904,637. For the Third Amendment, which occurred on August 12, 2021, the Company determined it was a debt modification. The Third Amendment provided the Company with debt financing of $500,000, an Exit fee of $250,000, and issuance of 2,000,000 shares of common stock issued to Centre Lane. The debt discount determined for the Third Amendment totaled $322,529. For the Fourth Amendment, which occurred on August 31, 2021, the Company determined it was a debt modification. The Fourth Amendment provided the Company with debt financing of $1,100,000, an Exit fee of $550,000, and there was no common share issuance as part of this amendment. The debt discount determined for the Fourth Amendment totaled $560,783.

The accumulated gross debt discount as of September 30, 2021 totaled $3,778,602 and will be amortized into the condensed consolidated statement of operations and included in the interest expense – related party over the remaining life of the loan or until the next debt modification or extinguishment is determined. Interest expense for note payable to related party for the three months ended September 30, 2021 and 2020 was $720,575 and $0, respectively. Interest expense for note payable to related party for the nine months ended September 30, 2021 and 2020 was $1,081,478 and $0, respectively.

The total related party debt owed to Centre Lane Partners was $18,283,232 and $16,451,905 as of September 30, 2021 and December 31, 2020. The debt owed to Centre Lane Partners is reported net of their unamortized debt discount of $3,778,602 and $0 as of September 30, 2021 and December 31, 2020. For further clarification, please see Note 10, Notes Payable.

During November 2018, Mr. W. Kip Speyer, the Company’s Chairman of the Board, entered into two convertible note agreements with the company totaling $80,000. These notes have a conversion price of $0.40 per share and resulted in the recognition of a beneficial conversion feature recorded as a debt discount. These notes payable total $50,200 and $39,728 at September 30, 2021 and December 31, 2020. The notes are reported net of their unamortized debt discount of $29,800 and $40,272 as of September 30, 2021 and December 31, 2020, respectively.

During the three months ended September 30, 2021 and 2020, we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $0 and $180,122, respectively held by affiliates of the Company. During the nine months ended September 30, 2021 and 2020 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $2,522 and $235,129, respectively held by affiliates of the Company.

The unsecured and interest free Closing Notes of $750,000 related to the Oceanside acquisition were recorded ratably as compensation expense into the condensed consolidated statement of operations over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the First Closing Note and thereby defaulted on its obligation and the Second Closing Note accelerated to become payable as of August 15, 2020. Upon default, the Closing Notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense-related party. For the three and nine months ended September 30, 2021, $34,027 and $100,973, respectively of interest expense-related party was recorded.

NOTE 15 – INCOME TAXES.

The Company recorded $0 tax provision for the three and nine months ended September 30, 2021 and 2020, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets.

At September 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and nine months ended September 30, 2021 and 2020.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS.

Between October 8, 2021 and March 25, 2022, the Company and certain of its subsidiaries entered into seven amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional loan amount of $3.425 million, in the aggregate. This term loan matures on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $2.065 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 7.5 million common shares to Centre Lane Partners as part of these transactions.

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

In February 2022, the Russian Federation and Belarus commenced military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on December 23, 2021 (the “2020 Form 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three and nine months ended September 30, 2021 and 2020 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2020 is derived from our audited consolidated financial statements appearing in the 2020 Form 10-K.

Executive Overview of Third Quarter 2021 Results

Our key user metrics and financial results for the third quarter of 2021, both for the three and nine months ended September 30, 2021, are more fully discussed and described herein and should be read in context with the disclosure on this page. The third quarter results are as follows:

User metrics:

●	Quarterly ad impressions delivered were approximately 1.1 billion for the three months ended September 30, 2021 and approximately 3.1 billion for the nine months ended September 30, 2021; this compares to approximately 2.1 billion for the three months ended September 30, 2020 and approximately 4.9 billion for the nine months ended September 30, 2020.

Third quarter 2021 financial results:

●	Advertising revenue decreased 22% in the three months ended September 30, 2021 from the same period of 2020. Advertising revenue decreased 8% in the nine months ended September 30, 2021 from the same period of 2020.

●	Gross profit decreased 25% in the three months ended September 30, 2021 from the same period of 2020. Gross profit decreased 8% in the nine months ended September 30, 2021 from the same period of 2020.

●	Selling, general and administrative expenses decreased 24% in the three months ended September 30, 2021 from the same period of 2020. Selling, general and administrative expenses decreased 11% in the nine months ended September 30, 2021 from the same period of 2020.

●	Included within the expenses for the three months ended September 30, 2021 are $396,266 of non-cash amortization of the intangible assets, and $100,224 of stock-based compensation. Included within the expenses for the nine months ended September 30, 2021 are $1,188,799 of non-cash amortization of the intangible assets and $398,614 of stock-based compensation.

●	Net cash used in operating activities was ($4,367,969) for the first nine months of 2021 as compared to ($4,957,486) for the first nine months of 2020.

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

Key initiatives

Our growth strategy is based upon:

●	completing and launching the Bright Mountain Media advertising solutions marketplace;

●	expanding our sales revenues through organic growth;

●	continuing to pursue acquisition candidates that are strategic to our business plan;

●	evaluating expenses attributed to our non-strategic business lines; and

●	continuing to automate our processes and reduce overhead where possible without impacting our customer experience.

Results of operations

Revenues, Cost of Revenue, and Gross Profit Margins

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change

Advertising revenues	$3,805,355	$4,894,486	$(1,089,131)	(22)%	$8,638,490	$9,438,612	$(800,122)	(8)%
Total cost of revenue	$1,697,125	$2,085,060	$(387,935)	(19)%	$4,540,076	$5,005,646	$(465,570)	(9)%
Gross Profit	$2,108,230	$2,809,426	$(701,196)	(25)%	$4,098,414	$4,432,966	$(334,552)	(8)%
Gross profit margin as a percentage of advertising revenues	55.4%	57.4%			47.4%	47.0%

Advertising revenue for the three months ended September 30, 2021 was 22% lower than the comparable period in 2020. The main reason for the shortfall was a combination of lower programmatic and direct campaign revenue at our Wild Sky business, as well as a negative impact from our MediaHouse operation since we restructured it at the end of 2020.

Advertising revenue for the nine months ended September 30, 2021 was 8% lower than the comparable period in 2020. The main reason was softness in our Oceanside advertising display business year over year and the effect of the Mediahouse restructuring completed at the end of December 2020.

We incur costs of sales associated with the advertising revenue. These costs include revenue share payments to media providers and website publishers. Our gross profit margin percentage decreased 200 basis points (55.4% versus 57.4%) for the three months ended September 30, 2021 compared to the comparable prior period, mainly due to lower revenue mix from the Wild Sky business as we experienced lower direct campaign and programmatic revenues in our highest gross margin business. Our gross profit margin percentage improved slightly, or 40 basis points (47.4% versus 47.0%) for the nine months ended September 30, 2021 compared to the comparable prior period, mainly due to the inclusion of the Wild Sky business, improving gross margins in our other ad network businesses and offset by the restructuring of the Mediahouse business which occurred at the end of 2020.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

Selling, general and administrative expense	$4,646,299	$6,153,561	$(1,507,262)	(24)%	$13,670,567	$15,313,699	$(1,643,132)	(11)%
Selling, general and administrative expense as a percentage of total revenue	122%	126%			158%	162%

Selling, general and administrative costs decreased approximately $1,507,262, or (24%) for the three months ended September 30, 2021 compared to the same period in 2020, mainly due to reduced selling, general and administrative costs related to the restructuring of the Mediahouse operation which occurred at the end of December 2020, as well as some reductions in headcount throughout our other operations, and lower intangible amortization of intangibles which accounted for approximately half of the decrease.

Selling, general and administrative costs decreased approximately $1,643,132, or (11%) for the nine months ended September 30, 2021 compared to the same period in 2020, again, mainly due to reduced selling, general and administrative costs related to the restructuring of the Mediahouse operation which occurred at the end of December 2020, lower intangible amortization of intangibles and offset with the incremental five months of selling, general and administrative costs for the Wild Sky acquisition which occurred in June 2020.

Selling, general and administrative expenses are expected to increase as we execute our planned growth strategy of launching and operating the Bright Mountain Media ad exchange network which will include additional administrative support. Subject to the availability of additional working capital, the Company also intends to add staff to its accounting department to improve controls over its accounting and reporting processes. As the Company expands the size of the accounting department, its use of consultants is expected to decrease.

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

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net (loss) before tax	$(2,888,798)	$(62,380,619)	$(9,087,384)	$(69,992,746)
plus:
Stock compensation expense	100,224	328,961	398,614	407,055
Depreciation expense	11,525	19,437	46,059	29,616
Amortization expense	396,266	1,194,112	1,188,799	3,163,255
Impairment expense		58,766,016		58,766,016
Gain on forgiveness of PPP loan	(464,800)	-	(2,171,535)	-
Professional fees	902,800	-	1,063,209	-
Amortization on debt discount	238,361	3,599	383,805	10,580
Bad debt	222,772	(56,615)	81,702	226,094
Non-cash acquisition fee	-	-	-	275,000
Interest expense, net	605	335,645	336,811	339,691
Interest expense – related party	760,176	-	1,334,680	-
Adjusted EBITDA	$(720,869)	$(1,789,464)	$(6,425,240)	$(6,775,439)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working (deficit) at September 30, 2021 as compared to December 31, 2020.

	September 30, 2021	December 31, 2020
Total current assets	$4,711,407	$8,120,422
Total current liabilities	19,976,435	16,058,220
Net Working deficit	$(15,265,028)	$(7,937,798)

The increase in cash is mainly a result of receipts of $1,137,140 from the proceeds of the 2nd tranche of PPP loans during the three months ended March 31, 2021 and the proceeds from the debt financing between May 26 and August 31, 2021 of $3,100,00. The decrease in our current assets is mostly reflective of decreases in accounts receivable and prepaid expenses.

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. In 2021, we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that we experienced in 2020. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at September 31, 2021.

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

During May and August 2021, the Company received $3.1 million in debt financing from Centre Lane Partners. The use of the funds was for general working capital needs.

Going concern and management’s liquidity plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $9,087,384 and used net cash in operating activities of $4,367,969 for the nine months ended September 30, 2021. The Company had an accumulated deficit of $103,231,212 at September 30, 2021.

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

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically, we have been dependent upon debt financing and equity capital raises to provide adequate funds to meet our working capital needs. During the three months ended September 30, 2021, we raised $1,600,000 of debt financing (see Note 14 Related Parties for more information). During the nine months ended September 30, 2021, we raised $3,100,000 of debt financing. During the three months ended September 30, 2020, we raised a gross amount of $2,128,100 through the sale of our securities in a private placement; after fees and commissions, we received a net of $1,409,135. During the nine months ended September 30, 2020, we raised a gross amount $5,199,350 through the sale of our securities in a private placement; after fees and commissions, we received a net of $3,579,198.

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

Summary of cash flows

	For the nine months ended September 30,
	2021	2020
Net cash (used in) operating activities	$(4,367,969)	$(4,957,486)
Net cash (used in) provided by investing activities	$(2,829)	$1,353,614
Net cash provided by financing activities	$3,912,889	$3,697,229

During the nine months ended September 30, 2021, the Company raised $3,100,000 of debt financing which was used primarily to fund our working capital.

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

Changes in Internal Control over Financial Reporting. We have begun strategically planning changes in our internal control over financial reporting during this fiscal quarter, Q3 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2021 through September 30, 2021, Bright Mountain Media, Inc. did not sell any equity securities.

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

BRIGHT MOUNTAIN MEDIA, INC.

March 31, 2022	By:	/s/ Matthew Drinkwater
Matthew Drinkwater, Chief Executive Officer, Principal Executive Officer

	By:	/s/ Edward A. Cabanas
Edward A. Cabanas, Chief Financial Officer, Principal Financial and Accounting Officer

