Form 10-K
period 2021-12-31
Bright Mountain Media, Inc.
filed 2022-06-13
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not (§229.405 of this chapter) contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large - accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large- accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $30,855,999 on June 30, 2021.

As of May 10, 2022 we had 150,329,795 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

General

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “our,” “us,” and similar terms refers to Bright Mountain Media, Inc., a Florida corporation, and our subsidiaries. In addition, “fourth quarter of 2021” refers to the three months ended December 31, 2021, “2021” refers to the year ended December 31, 2021, “fourth quarter of 2020” refers to the three months ended December 31, 2020, and “2020” refers to the year ended December 31, 2020.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	our ability to fully develop the Bright Mountain Media Ad Exchange Network and services platform;
●	the continued appeal of internet advertising;
●	our ability to manage and expand our relationships with publishers;
●	our dependence on revenues from a limited number of customers;
●	the impact of seasonal fluctuations on our revenues;
●	acquisitions of new businesses and our ability to integrate those businesses into our operations;
●	online security breaches;
●	failure to effectively promote our brand and attract advertisers;
●	our ability to protect our content;
●	our ability to protect our intellectual property rights;
●	the success of our technology development efforts;
●	additional competition resulting from our business expansion strategy;
●	our dependence on third party service providers;
●	our ability to detect advertising fraud;
●	liability related to content which appears on our websites;
●	regulatory risks and compliance with privacy laws;
●	dependence on executive officers and certain key employees and consultants;
●	our ability to hire qualified personnel;
●	possible problems with our network infrastructure;
●	ongoing material weaknesses in our disclosure controls and internal control over financial reporting;
●	the impact on available working capital resulting from the payment of cash dividends to our affiliates;
●	dilution to existing stockholders upon the conversion of outstanding preferred stock and convertible notes and/or the exercise of outstanding options and warrants, including warrants with cashless exercise rights;
●	the illiquid nature of our common stock;
●	risks associated with securities litigation; and
●	provisions of our charter and Florida law which may have anti-takeover effects

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Bright Mountain Media, Inc. is engaged in operating a proprietary, end-to-end digital media and advertising services platform designed to connect brand advertisers with select-targeted consumers – both large audiences and more granular segments – across digital, social and connected television (CTV) publishing formats. We define “end-to-end” as our process for taking ad buying from beginning to end, delivering a complete functional solution, limiting involvement from a third party.

Through acquisitions and organic product development initiatives, we have consolidated and plan to further condense key elements of the prevailing digital advertising supply chain through the elimination of industry “middlemen” and/or costly redundancy of services. Our aim is to enable and support a streamlined, end-to-end advertising model that addresses both demand (ad buy side) and supply (media sell side) for both direct sales teams and programmatic sales and publishing of digital advertisements that reach specific target audiences based on what, where, when and how that specific target audience elects to access certain web and/or streaming video content. Programmatic advertising relies on computer programs to use data and proprietary algorithms to select which ads to buy and for what price, while direct sales involves traditional interpersonal contact between ad buyers and advertising sales representative(s) resulting in an IO (insertion order) business.

By selling advertisements on our current portfolio of 20 owned and operated websites and 13 CTV apps, coupled with acquisition or development of other niche web properties in the future, we are building depth in specific demographic verticals that allow us to package audiences into targeted consumer categories valued by advertisers.

We currently own parenting and lifestyle domains CafeMom, Mom.com, LittleThings, Revelist, BabyNameWizard and MamasLatinas. Our diverse digital publishing website portfolio averages more than 100 million page views per month. These digital publishing assets are the foundation of one of Bright Mountain Media’s audiences – women between the ages of 19-54, which we believe appeal to brands focused on marketing consumer products and providing products and services relating to parenting, financial services, health, lifestyle and travel, among others. Major brands on our platform connecting with consumers using our parenting and lifestyle domains include Amazon, Target, Disney, Unilever, Clorox, Warner Brothers, and Chase Bank.

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

As consumers shift from traditional cable boxes to Internet-enabled devices and smart televisions, advertising budgets are following. CTV/OTT apps are presenting the opportunity for publishers to not only diversify revenue streams and capitalize on an influx of high CPM ad spends, but also to increase distribution by getting in front of a growing audience on numerous platforms. Leveraging Oceanside’s proprietary streaming technology; CTV/Over-the-Top (OTT) app development and monetization experience; and 13 CTV/OTT apps offered on ROKU, Apple TV, Amazon Fire and Android TV; Bright Mountain Media has become a one-stop-shop helping existing publishers, content creators and influencers to access connected TV audiences via our SSP, We enable digital advertisers to reach engaged digital TV audiences while delivering impactful video ad formats and aligning their brands with premium vertical video content. Our focus is in developing proprietary video content for specific verticals; distribution of that content; and securing deals with OTT companies providing for the pre-installation of our CTV/OTT apps on web-enabled televisions or through an Internet-enabled device, such as ROKU or Apple TV, connected to a conventional television.

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

Our cloud-based platform, referred to as Bright Mountain Network and BrightX (Bright Exchange), also provides advertisers with additional built-in services including campaign planning and execution, data integration, optimization, ad placement verification, cross-device targeting and fraud detection, among other functions.

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

Competition

The internet and industries that operate through it are intensely competitive. We compete with other companies that have significantly greater financial, technical, marketing, and distribution resources. Our competitors include Verizon Media, AppNexus, Pubmatic, The Arena Group, and Ziff Davis.

Most of our competitors have significantly greater financial, technical, marketing and distribution resources as well as greater experience in the industry. There are no assurances we will ever be able to effectively compete in our marketplace. Our websites, ad technology, and monetization solutions may not be competitive with other technologies and/or our websites, ad technology, and monetization solutions may be displaced by newer technology. If this happens, our sales and revenues will likely decline. In addition, our current and potential competitors may establish cooperative relationships with larger companies, to gain access to greater development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

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

Additionally, our compliance with our privacy policy and our general consumer privacy practices are also subject to review by the Federal Trade Commission and state regulators, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations therein. Certain State Attorneys General may also bring enforcement actions based on comparable state laws or federal laws that permit state-level enforcement. Outside of the United States, our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business.

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

As of April 30, 2022, we had 66 employees, of which 35 were employed in the U.S. and 31 outside of the U.S, in Thailand and Israel. We also utilize the services of 69 independent contractors who provide content, operational and website services.

We employ a balanced approach in managing our human capital resources. Depending on where a human-capital management function is most effective or efficient, processes are either managed at the holding company or designated to our operating units to adopt strategies appropriate for their client sector, workforce makeup, talent requirements and business demands. The Company relies on contracted resources to provide accounting support and intends to add staff to its accounting department to improve controls over its accounting and reporting processes.

The holding company retains oversight of all human capital resources and activities, setting standards, providing support and policy guidance, and sharing programs. At the corporate center, centralized human capital management processes include development of human resources governance and policy; executive compensation for senior leaders across the Company; benefits programs; performance planning, development and retention of the Company’s senior-most executives and key roles in the operating units; and executive development.

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

History of our company

We were organized as a Florida corporation in 2010 under the name Speyer Investment Advisors, Inc. In 2012, we changed our name to Speyer Investment Research, Inc. In 2014, as we began building our brand, we changed our name to Bright Mountain Holdings, Inc. and in 2015 we changed our name to Bright Mountain Acquisition Corporation and then to Bright Mountain Media, Inc. as we began implementing our strategy to transform into a digital media holding company. During 2018, the Company decided to discontinue its e-commerce product sales segment to focus entirely on the advertising segment. In 2020, we acquired Wild Sky in the digital publishing area sticking with the strategy to focus on the advertising segment.

Additional information concerning the terms of material business combinations can be found in Part II, Item 8, Financial Statements and Supplementary Data, Note 1, “Nature of Operations and Basis of Presentation” and Note 3, “Acquisitions”.

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

RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF LOSSES.

We incurred net significant net losses for 2021 and 2020, and at December 31, 2021, we had a significant accumulated deficit. Our revenues and gross margin decreased slightly for 2021 from 2020, and our selling, general and administrative expenses, or “SG&A”, decreased significantly for 2021 from 2020 as well. We anticipate that our SG&A will increase in 2022 as we execute our planned growth strategy of launching and operating the Bright Mountain Media ad exchange network which will include additional administrative support. Subject to the availability of additional working capital, the Company currently relies on contracted resources to provide additional accounting support, and also intends to add staff to its accounting department to improve controls over its accounting and reporting processes. There is substantial doubt that we will be able to significantly increase our revenues and gross profit to a level which supports profitable operations and provides sufficient funds to pay our operating expenses and other obligations as they become due.

WE ARE DEPENDENT UPON SALES OF EQUITY SECURITIES AND LOANS FROM OUR CHAIRMAN OF THE BOARD TO PROVIDE OPERATING CAPITAL.

We do not generate sufficient gross profit to pay our operating expenses and we reported a net loss in 2021 and 2020. Historically we have been dependent upon the purchase of equity securities or convertible notes by Mr. Kip Speyer, our Chairman of the Board, to provide operating capital. During 2020, the Company raised approximately $4.0 million through the sale of our securities in a private placement. While we expect to seek to raise additional working capital through the sale of our securities in private or public transactions, we are not a party to any binding agreements and there are no assurances we will be able to raise any additional third-party capital. Mr. Speyer is also under no obligation to continue to lend us money or purchase equity securities from us. If we are not able to raise sufficient additional working capital as needed, absent a significant increase in our revenues we may be unable to grow our company.

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

WE ARE DEPENDENT ON REVENUES FROM A LIMITED NUMBER OF CUSTOMERS.

For 2021, one customer represents 8.6% of revenue and for 2020, one customer represents 9.6% of revenue. The loss of these customers could have a material adverse impact on our results of operations in future periods.

WE ARE SUBJECT TO SEASONAL FLUCTUATIONS IN OUR REVENUES IN FUTURE PERIODS.

Typically advertising technology companies report a material portion of their revenues during the fourth calendar quarter as a result of holiday related ad spend. Our experience since transitioning to focus solely on our advertising segment has been consistent with this trend. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years or quarters.

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

As of December 31, 2021, we had $23.9 million and as of December 31, 2020, we had $19.0 million of outstanding secured indebtedness under our outstanding credit facilities. The instruments governing our existing secured indebtedness may inhibit our ability to incur additional debt equity and require significant payments from the proceeds of any debt or equity sale without consent of the lender. In addition, we have additional covenants and obligations under the secured indebtedness which may limit our ability to operate our business. Our ability to repay the indebtedness may require us to dedicate a substantial portion of our cash flow for operations to payment of debt service and principal thereby reducing funds available to implement our business strategy. Our level of indebtedness could also provide limits in our ability to adjust to changing market conditions and vulnerability in the event of a downturn in economic conditions in the businesses in which we operate, and impair our ability to obtain additional financing for our business strategy. If we are unable to meet our obligations under the secured indebtedness, the lender may call a default and our business could be foreclosed upon or otherwise transferred.

Between January 26, 2022 and June 10, 2022, the Company and certain of its subsidiaries entered into seven amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional loan amount of $2.7 million, in the aggregate. This term loan matures on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $468 thousand which will be added and capitalized to the principal amount of the original loan and the original loan terms apply.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

The Company’s economic performance has raised substantial doubts about our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $106.1 million at December 31, 2021. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have material weaknesses in our disclosure controls and our internal control over financial reporting. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”). ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles (“GAAP”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Historically, we have reported material weaknesses in our disclosure controls and internal control over financial reporting. These material weaknesses have resulted in our failure to timely file certain periodic reports as required by SEC rules and regulations, and resulted in the restatement of our financial statements as of and for the year ended December 31, 2019 and for each of the quarterly periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020.

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

At May 2, 2022, we had one series (“E’) of preferred stock outstanding that pay cash dividends and are owned by Mr. W. Richard Rogers, a former member of our board of directors. During 2021, we paid cash dividends of $5,000 to this affiliate. During 2020, we paid cash dividends of $63,316 to these affiliates. These dividend amounts are in addition to the $8,136 interest payments made to Mr. Speyer under the terms of convertible promissory notes which were exchanged for one of the series of outstanding preferred stock in November 2019. The payment of these cash dividends and interest payments reduces the amount of capital we have available to devote to the growth of our company. For additional information on these series of preferred stock please see Note 12 to the notes to our audited consolidated financial statements.

We have outstanding preferred stock, convertible notes, options and warrants to purchase approximately 39% of our outstanding common stock.

At December 31, 2021, we had 149,810,383 shares of our common stock and 125,000 preferred stock outstanding. Options, preferred stock and warrants to purchase an aggregate of 37,363,543 shares of common stock are outstanding. At December 31, 2020 we had 117,336,975 shares of our common stock and 8,044,017 preferred stock outstanding. Options, preferred stock and warrants to purchase an aggregate of 45,267,560 shares of common stock are outstanding. The conversion or possible exercise of the warrants and/or options, will increase the total outstanding shares by approximately 25% at December 31, 2021 and 39% at December 31, 2020, which will have a dilutive effect on our existing stockholders.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

At December 31, 2021, we had common stock warrants outstanding to purchase an aggregate of up to 35,823,316 shares of our common stock with an exercise price range between $0.65 and $1.00 per share. During 2020, a total of 35,848,316 warrants were exercised in a cashless transaction with exercise prices of $0.65 and $1.00 per share. A balance of 512,867 warrants remain exercisable at $0.65 per share, which are held by Spartan Capital employees and are exercisable on a cashless basis. This means that the holder, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. It is possible that the warrant holders will use the cashless exercise feature. If all warrants are issued using the cashless exercise option, it will deprive us of approximately $333,364 of additional capital that might otherwise be obtained if the warrants were exercised on a cash basis.

SOME PROVISIONS OF OUR CHARTER DOCUMENTS AND FLORIDA LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD DISCOURAGE AN ACQUISITION OF US BY OTHERS, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS AND MAY PREVENT ATTEMPTS BY OUR STOCKHOLDERS TO REPLACE OR REMOVE OUR CURRENT MANAGEMENT.

Provisions in our amended and restated articles of incorporation and amended and restated bylaws, as well as provisions of Florida law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

●	permit our board of directors to issue up to 20,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also satisfy requirements as to the form and content of a stockholder’s notice;
●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●	provide that special meetings of our stockholders may be called only by the board of directors or by the holders of at least 40% of our securities entitled to notice of and to vote at such meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. Section 607.0902 of the Florida Business Corporation Act provides provisions which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. As permitted under Florida law, we have elected not to be governed by this statute. Any provision of our amended and restated articles of incorporation, amended and restated bylaws or Florida law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock or warrants, and could also affect the price that some investors are willing to pay for our shares of common stock or warrants.

OUR COMPANY HAS A CONCENTRATION OF STOCK OWNERSHIP AND CONTROL, WHICH MAY HAVE THE EFFECT OF DELAYING, PREVENTING OR DETERRING A CHANGE OF CONTROL.

Our common stock ownership is highly concentrated. As of December 31, 2021, Mr. W. Kip Speyer, our Chairman of the Board, together with members of our board of directors and a principal stockholder, beneficially owns approximately 20.8% of our total outstanding shares of common and preferred stock. As a result of the concentrated ownership of the stock, Mr. Speyer and our board of directors may be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

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

Pursuant to our Amended and Restated Articles of Incorporation, the aggregate number of shares of capital stock which we are authorized to issue is 344,000,000 shares, of which 324,000,000 shares are common stock, and 20,000,000 shares are “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. As of the filing of this 10-K, we have 125,000 preferred stock outstanding.

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

In 2020, Synacor, Inc commenced an action against MediaHouse, LLC, Inform, Inc. and the Company, alleging the sum of approximately $230,000 was owed based on invoices provided in 2019 in respect to that certain Content Provider & Advertising Agreement with MediaHouse. This is recorded as an accrued liability as of December 31, 2020. There was an understanding reached in principle with MediaHouse, subject to finalization and execution of a definitive agreement, in or about December 1, 2021. During January 2022, the Company entered into a settlement agreement related to the legal proceeding with Synacor referenced in Note 11. The agreement obligates the Company to pay $12,000 per month beginning January 24, 2022 for 12 consecutive months and then a final one-time payment in the amount of $40,000 to be paid on or before January 24, 2023. Notwithstanding, the Company has an early settlement option to pay-off the obligation with a discount if it pays $160,000 to Synacor on or before September 1, 2022, which amount shall be inclusive of the monthly installments previously mentioned prior to the date when early settlement payment is transmitted to Synacor. At December 31, 2021, the Company has included the $230,000 in accounts payable.

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

Bright Mountain has been sued by plaintiffs Joey Winshman, Eli Desatnik and Nadav Slutzky (“Plaintiffs”) in a lawsuit filed in the United States District Court for the Southern District of Florida on December 17, 2021 (the “Lawsuit”). Plaintiffs allege that BMM defaulted on its obligations to Plaintiffs under three promissory notes that arose from the merger between Bright Mountain Israel Acquisition Ltd., a wholly owned subsidiary of Bright Mountain, and Slutzky & Winshman Ltd. Plaintiffs seek to recover from Bright Mountain the principal balance of the promissory notes, interest, attorney’s fees, and costs. Discovery in the Lawsuit is underway and the parties continue to intermittently explore the possibility of settlement. Any potential losses associated with this matter cannot be estimated at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2020, the Company’s common stock trades at low volumes on the OTCQB Tier of the OTC Markets under the symbol “BMTM.” The approximate number of holders of record of the Company’s common stock at December 31, 2021 was 682. The last sale price of our common stock as reported on the OTCQB on June 30, 2021 was $0.45 per share. The last sale price of our common stock as reported on the OTC Pink Market on September 30, 2021 was $0.23 per share.

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

Recent sales of unregistered securities

During 2021, employees exercised 100,000 stock options for $13,900.

During 2021, employees exercised 25,000 warrants for $10,000.

During 2021, we issued 379,266 common shares to a vendor for services rendered valued at $1,762.

In 2021, we issued 7,919,017 shares of our common stock to an accredited investor upon the automatic conversation of 7,919,017 shares of our 10% Series A convertible preferred stock together with accrued but unpaid dividends on those shares. In accordance with the designations, rights and preferences of the 10% Series A convertible preferred stock, those shares automatically converted into shares of our common stock on a one for one basis on the fifth anniversary of the date of issuance of such shares. The issuance of the shares of our common stock upon the conversion were exempt from registration under Securities Act in reliance on an exemption provide by Section 3(a)(9) of such act, and the issuance of the shares of our common stock as dividends on such shares were exempt from registration in reliance on an exemption provided by Section 4(a)(2) of the Securities Act.

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

During 2020, the Company sold an aggregate of 10,398,700 units of its securities to 167 accredited investors in a private placement exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) and Rule 506(b) of Regulation D resulting in gross proceeds to the Company of $5,199,350. Each unit, which was sold at a purchase price of $0.50, consisted of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $0.75 per share. Spartan Capital Securities, LLC (“Spartan Capital”) served as placement agent for the Company in this offering. As compensation for its services, Spartan Capital held back $779,903 for commissions, providing cash to the Company of $4,419,447. From this amount, Spartan Capital deducted $165,000 to pay the accrued finder’s fee for the Oceanside acquisition, and $275,000 in other consulting fees, and $401,750 in success and escrow fees resulting in net cash received by the Company of $3,577,697. The Company issued Spartan Capital Placement Agents Warrants to purchase an aggregate of 1,039,870 shares of our common stock, including the cash commission and Placement Agent Warrants issued pursuant to the closings included in the Company’s consolidated statement of changes in stockholders’ equity for the year ended December 31, 2020.

During 2020, a former employee exercised 50,000 stock options for $6,950. A current employee exercised 80,000 stock options for $11,112.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2021 and 2020 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions to identify forward-looking statements.

COVID-19 Update

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. The spread of COVID-19, a novel strain of coronavirus, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic has caused disruptions in the services we provide. The COVID-19 pandemic has resulted in many states and countries imposing orders resulting in the closure of non-essential businesses, including many companies which advertise digitally. During 2021, we continued seeing lower advertising dollar spend in the first half of the year, but saw a rebound during the second half of 2021 as the health crisis improved supported by higher travel rates, national vaccination programs, higher vaccination rates for the general public and a broader age distribution of vaccines permitting lower aged children to obtain the vaccinations. The pandemic has continued into 2022, but the digital ad spend dollars appears to be on an uptrend which would be positive for our industry.

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

Results of Operations

	For the Year Ended
	December 31,
	2021	2020

Revenues	$12,924,569	$15,839,429
Cost of revenues	6,323,204	7,906,347
Gross profit	6,601,365	7,933,082
Selling, general and administrative expenses	18,508,316	22,092,352
Impairment expense – Intangible assets	—	16,486,929
Impairment expense – Goodwill	—	42,279,087
Loss from operations	(11,906,951)	(72,925,286)
Total other income (expense)	(93,286)	(356,650)
Net loss before tax	(12,000,237)	(73,281,936)
Income tax benefit	—	567,514
Net loss	(12,000,237)	(72,714,422)
Total preferred stock dividends	(241,903)	(363,460)
Net loss attributable to common stockholders	$(12,242,140)	$(73,077,882)

Revenue

Advertising revenues decreased approximately $2.9 million or 18% in 2021 over 2020. The main reason was softness in our Oceanside advertising display business year over year and the effect of the MediaHouse restructuring completed at the end of 2020.

Cost of Revenue

Cost of revenue as a percentage of revenues decreased approximately 1%, from approximately 50% in 2020 to approximately 49% in 2021 thereby increasing gross profit margins from 50% during 2020 to 51% in 2021, mainly due to the inclusion of the Wild Sky business, improving gross margins in our other ad network businesses and offset by the restructuring of the MediaHouse business which occurred at the end of 2020.

Impairment Expense

During 2020, we recorded impairment expenses related to goodwill and intangible assets amounting to approximately $42.3 million and $16.5 million, respectively. These were non-recurring events in 2020 driven in part by the COVID-19 pandemic, that were not present in 2021.

The year 2020 was marked by the COVID-19 Global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. This caused a significant contraction of economic activity at the beginning in the first months of the year and has continued. Although there are recent signs of improvement with significant GDP gains, many companies have yet to reinstate their advertising budgets and/or have changed the way they are spending these budgets. Many advertisers have moved away from direct ad buys in favor of programmatic distribution with its lower costs. The fair value of the respective reporting units was determined based on both the Income Approach (Discount Cash Flows) and the Market Multiples Approach. In September 2020, it was determined that the carrying value of the Goodwill associated with the Ad Network reporting unit exceeded the fair value of the Goodwill and in September 2020, the Company recorded an impairment charge of $42.3 million. No such adjustment was recorded for the Owned & Operated reporting unit as it was determined not to be impaired.

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

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased by approximately $3.6 million for 2021 compared to 2020. Our selling, general and administrative expenses were 143% of our total revenues for 2021 as compared to 139% for 2020. The increase was mainly due to the incremental five months of selling, general and administrative costs for the Wild Sky acquisition which occurred in June 2020.

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

Total other income (expense)

Other income (expense) decreased by $263 thousand for 2021 compared to 2020.

The main drivers of the decrease were PPP loan forgiveness in 2021 of $2.2 million offset by increased interest expense – related party of $1.9 million from 2021 to 2020:

Proforma results of acquisitions

The following table sets forth a summary of the unaudited pro forma results of the Company as if the acquisition of Wild Sky which closed in June 2020, respectively, had taken place on the first day of 2020. These combined results are not necessarily indicative of the results that may have been achieved had the business been acquired as of the first day of the period presented.

Year ended
December 31, 2020

Total revenue	$21,336,887
Total operating expenses	(90,365,754)
Net loss attributable to common stockholders	$(79,476,397)

Income Taxes

For the year ended December 31, 2021, the Company’s tax provision was $0.

For the year ended December 31, 2020, the Company had an income tax benefit of $567,514 and a deferred tax liability of $0 as a result of the reversal of the existing deferred tax liabilities associated with acquisitions from the impairment recorded. The Company’s net operating loss carry forwards may be subject to annual limitations if the Company experiences a change of ownership as defined in Section 382 of the Internal Revenue Code. The Company has not conducted a study to determine if a change of ownership has occurred.

Preferred stock dividends

Preferred stock dividends paid decreased by $122 thousand from 2021 to 2020. We paid stock dividends on our A-1 series of our preferred stock which was held by an unrelated third party, and cash dividends on E and F series of our preferred stock which are held by affiliates.

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

Adjusted EBITDA (used as described above) for the year ended December 31, 2021 was a loss of $7.0 million, compared to a loss of $7.0 million for the year ended December 31, 2020.

The following is a reconciliation of loss before tax - continuing operations, the most directly comparable GAAP measure, to adjusted EBITDA:

	For the Year Ended December 31,
	2021	2020

Loss before tax	$(12,000,237)	$(73,281,936)
Adjusted for:
Gain on forgiveness of PPP loan	(2,171,535)	-
Bad debt expense	74,282	-
Professional fees	1,765,786	-
Severance	333,285	-
Share-based compensation (a)	488,355	947,147
Depreciation and amortization (b)	2,210,417	3,700,473
Acquisition related expenses (c)	-	1,281,801
Capital raise expenses (d)	1,569	319,979
Impairment expense (e)	-	58,766,016
Interest expense, net (f)	2,266,966	630,725
Oceanside seller note expense (g)	-	625,000
Adjusted EBITDA from continuing operations	$(7,031,112)	$(7,010,795)

(a)	Stock options and restricted stock awards were granted to employees and independent directors of the Company.
(b)	Includes depreciation, amortization of intangibles and amortization of the debt discount.
(c)	Acquisition expenses were incurred for the Wild Sky acquisition in 2020
(d)	The Company incurred expenses in connection with raising capital from third parties in order to continue funding the Company.
(e)	The Company recorded impairment charges related to goodwill and other intangibles in 2020 driven by the COVID-19 pandemic.
(f)	Includes interest expense to related parties of $1,944,794 and 58,807 in 2021 and 2020, respectively.
(g)	Includes Oceanside seller note compensation expense of $625,000. This is a one-time, nonrecurring expense related to the Oceanside acceleration of the seller note accounting treatment.

Going concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $5.9 million in operations in 2021; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2022 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

The Company has sustained a net loss of $12.0 million, used cash outflows from of $5.9 million for the year ended December 31, 2021, and has an accumulated deficit of $106.1 million at December 31, 2021 that raise substantial doubt about its ability to continue as a going concern.

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

As of December 31, 2021, we had a balance of cash and cash equivalents of $781 thousand and negative working capital of $17.8 million as compared to cash and cash equivalents of $736 thousand and negative working capital of $7.9 million as of December 31, 2020. The Company is in discussions with various vendors to settle balances due for common stock and/or common stock warrants as opposed to cash.

Our current assets decreased approximately $2.9 million or 35% as of December 31, 2021 from December 31, 2020 which reflects the substantial decrease in our accounts receivable. Our current liabilities increased approximately $7.0 million as of December 31, 2021 from December 31, 2020 which primarily reflects an increase in the current portion of long-term debt.

During 2020 we raised an additional $3,577,698 in net proceeds through the sale of our securities via a private placement memorandum which includes one share and one stock warrant. We issued 10,398,700 shares and 10,398,700 warrants in the transactions.

During 2021, the Company entered into an amendment to their existing Credit Agreement with Centre Lane Partners to provide an additional $5.1 million of funding and liquidity. Pursuant to the terms of the Credit Agreement, the term loan is due and payable on or before June 30, 2023.

Cash flows

	For the Year Ended December 31,
	2021	2020

Net cash used in operating activities	$(5,927,418)	$(6,508,935)
Net cash (used in) provided by investing activities	(237)	1,637,483
Net cash provided by financing activities	5,972,929	4,649,371
Net increase in cash and cash equivalents classified within assets related to discontinued operations	-	1,114
Net increase (decrease) in cash and cash equivalents	$45,274	$(220,967)

Net cash used in operating activities totaled $5.9 million and $6.5 million for 2021 and 2020, respectively. The decrease in cash used of $0.6 million is a result of an increase of $6.9 million of changes in working capital and a reduction of $6.3 million of cash generated by our operating results for the year ended December 31, 2021, which were positively impacted by the growth of the business and acquisitions during the year.

Net cash used in investing activities totaled $237 in 2021 as a result of the purchase of property and equipment. Net cash provided by investing activities totaled $1.6 million in 2020 solely related to cash acquired as part of the Wild Sky Media acquisition.

Net cash provided by financing activities totaled $6.0 million and $4.6 million for 2021 and 2020, respectively. Financing activities in 2021 were mainly cash provided debt financing of $5.1 million and proceeds from the PPP loan of $1.1 million, offset by repayments of debt of $285 thousand. Financing activities in 2020 were mainly cash provided from the sale of our securities, net of repayments of debt obligations and the payable of cash dividends on our Series A, E and F convertible preferred stock to related parties.

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

The Company follows the provisions of ASC Topic 740-10, Income Taxes – Overall (“ASC 740-10”). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax expenses are recognized as tax expenses in the Statement of Operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and related notes, together with the report of independent registered public accounting firm, appear starting at pages F-1 of this Annual Report on Form 10-K for the years ended December 31, 2021 and 2020 are incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 25, 2021, the Audit Committee of the Board of Directors of the Company dismissed EisnerAmper LLP (“Eisner”), as the Company’s independent registered public accounting firm, effective August 24, 2021, and engaged WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm for the years ended December 31, 2020 and 2019. As described below, the change in independent registered public accounting firm is not the result of any disagreement with Eisner.

Eisner’s audit reports on the financial statements for the year ended December 31, 2018 did not provide an adverse opinion or disclaimer of opinion to the Company’s financial statements, or modify its opinion as to uncertainty, audit scope or accounting principles except for the inclusion of an explanatory paragraph related to substantial doubt about the ability to continue as a going concern, but the 2019 opinion was withdrawn when the Company filed its Form 8-K on March 31, 2021 stating that a restatement was necessary and previously issued consolidated financial statements as of and for the year ended December 31, 2019, and unaudited consolidated financial statements as of and for each of the interim quarterly periods ended March 31, 2020, June 30, 2020, and September 30, 2020 could not be relied upon.

During the fiscal years ended December 31, 2020 and 2019, and the subsequent interim period through August 24, 2021, there were: (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between the Company and Eisner on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Eisner’s satisfaction, would have caused Eisner to make reference thereto in their reports; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that Eisner concurred with the Company’s assessment of material weaknesses related to the Company’s internal controls over financial reporting.

From August 25, 2021 through the date of filing of this 10-K, there were: (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between the Company and Withum on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Withum’s satisfaction, would have caused Withum to make reference thereto in their reports; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that Withum concurred with the Company’s assessment of material weaknesses related to the Company’s internal controls over financial reporting.

In its Management’s Report on Internal Control Over Financial Reporting, as set forth in Item 4 “Controls and Procedures” of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and, September 30, 2020 and Item 9A “Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company reported material weaknesses in its internal controls over financial reporting, which constitute reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). These material weaknesses are: i) Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel, ii) The Company’s systems that impact financial information and disclosures have ineffective information technology controls, iii) Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded, iv) Management evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting was not sufficiently comprehensive due to limited personnel, v) Ineffective controls and procedures in area of review and preparation of Form 10-K and other filings on a timely basis, vi) Inadequate controls surrounding information provided to third party valuation reports in connection with acquisitions to ensure that the financial information is accurate and free from misstatements, and vii) Management calculation of the provision for income taxes and related deferred income taxes were not calculated correctly in accordance with ASC Topic 740, Income Taxes. Management needs to gain a more precise understanding of the components of the income tax provision and deferred income taxes and monitor the differences between the income tax basis and financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. The Audit Committee discussed the subject matter of the reportable events with Eisner. The Company has authorized Eisner to respond fully to Withum’s inquiries concerning the subject matter of such reportable events. Notwithstanding these material weaknesses in internal control over financial reporting, the Company has concluded that, based on its knowledge, the consolidated financial statements, and other financial information included in its Annual Reports on Form 10-K for the fiscal year ended December 31, 2019 present fairly, in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. However, on March 31, 2021, the Company issued a Form 8-K where it disclosed that it determined that the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2019, and the unaudited consolidated financial statements as of and for each of the interim quarterly periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the “Prior Period Financial Statements”), should no longer be relied upon due to material errors contained in those financial statements.

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

Concurrent with the decision to dismiss Eisner as the Company’s independent registered public accounting firm, the Company’s Audit Committee and the Board of Directors approved the engagement of Withum as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for the fiscal years ended December 31, 2021, 2020 and 2019.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting ICFR described below.

Notwithstanding such material weakness in ICFR, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated financial statements as of and for the years ended December 31, 2021 and 2020, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management, with the participation of our Chief Executive Officer and President, and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2021 our ICFR were not effective at the reasonable assurance level:

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

Changes in Internal Control Over Financial Reporting

As stated, the steps taken in remediation were the changes in the Company’s ICFR (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions the Prevent Inspections

None noted.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Name	Age	Positions
W. Kip Speyer	73	Chairman of the Board of Directors
Matthew Drinkwater*	49	Chief Executive Officer
Edward Cabanas*	50	Chief Financial Officer
Todd F. Speyer*	40	Director, Chief Executive Officer- Bright Mountain, LLC
Joey Winshman	34	Director
Pamela Parizek	57	Director
Charles H. Lichtman	66	Director
Harry Schulman	70	Director
Gretchen Tibbits	54	Director

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

Matthew Drinkwater Mr. Drinkwater was appointed Chief Executive Officer on December 1, 2021. Mr. Drinkwater joins the Company with an extensive track record of adding value to the Company’s he has worked for over his professional career in several Key Senior Executive and Sales roles at companies such as Buzzfeed, Twitter, Groupon Inc., Yahoo and America Online (AOL). Mr. Drinkwater, 48, is a digital executive with extensive, progressively advancing leadership experience at iconic high tech brands. From 2017 to the present, he served as the Senior Vice President, International for BuzzFeed. He also was in Agency Development and Global Accounts at Twitter from 2015 to 2017 and head of Twitter’s Global Online Sales in San Paolo, Brazil from 2013 through 2015. Mr. Drinkwater served as Vice President of Groupon East Coast from 2011 to 2013 and, Senior Director of Sales, New England and Canada at Yahoo from 2009 to 2011. Mr. Drinkwater holds a B.A. in Economics from College of the Holy Cross.

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

Joey Winshman has been a member of our Board of Directors since August 2019. Mr. Winshman has served as Chief Marketing Officer of S&W since co-founding the company in February 2015 through April 15, 2022. Since June 2019 he has also served as Chief Marketing Officer of Lumynox, a subsidiary of S&W. Prior to co-founding S&W, from June 2013 until January 2015 Mr. Winshman was Media Manager for Taptica International Ltd., now known as Tremor International Ltd. (AIM: TRMR), a leader in advertising technologies with operations in more than 60 countries. Mr. Winshman, who is a citizen of both Israel and the U.S., received a B.S. in Business Administration, Management Information Systems, from the University of Vermont.

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

There are no family relationships between any of the executive officers and directors other than as set forth above. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the board increases the number of directors, the board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders.

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

Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Charles H. Lichtman*			✔
Harry Schulman	✔	✔	✔
Pamela Parizek	✔		✔
Gretchen Tibbits*		✔	✔

●	On January 14, 2022, Mr. Lichtman stepped down as compensation committee member, and Ms. Tibbits was appointed Chairperson of the Compensation Committee.

Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibility relating to:

●	the integrity of our financial statements;
●	our compliance with legal and regulatory requirements; and
●	the appointment, compensation, and oversight of our independent registered public accountants.

The Audit Committee is composed of two directors, each of whom has been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. Two of the members of the Audit Committee are qualified as an “audit committee financial expert” as defined by the SEC. The Audit Committee met eight times during 2021.

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

The Compensation Committee is charged with ensuring that our compensation programs are competitive, designed to attract and retain highly qualified directors, officers, and employees, encourage high performance, promote accountability and assure that employee interests are aligned with the interests of our stockholders. The Compensation Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. The Compensation Committee did met two times in 2021.

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

The purpose of the Corporate Governance and Nominating Committee is to assess the performance of the board and to make recommendations to the board from time to time, or whenever it shall be called upon to do so, regarding nominees for the board and to ensure our compliance with appropriate corporate governance policies and procedures. The Corporate Governance and Nominating Committee is composed of two directors, both of whom have been determined by the board of directors to be independent within the meaning of the NYSE American Company Guide. The Corporate Governance and Nominating Committee met four times in 2020.

Stockholder nominations

Stockholders who would like to propose a candidate may do so by submitting the candidate’s name, resume and biographical information to the attention of our Corporate Secretary. All proposals for nomination received by the Corporate Secretary will be presented to the Corporate Governance and Nominating Committee for appropriate consideration. It is the policy of the Corporate Governance and Nominating Committee to consider director candidates recommended by stockholders who appear to be qualified to serve on our board of directors. The Corporate Governance and Nominating Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the board of directors and the committee does not perceive a need to increase the size of the board of directors. In order to avoid the unnecessary use of the Corporate Governance and Nominating Committee’s resources, the committee will consider only those director candidates recommended in accordance with the procedures set forth below. To submit a recommendation of a director candidate to the Corporate Governance and Nominating Committee, a stockholder should submit the following information in writing, addressed to the Corporate Secretary of Bright Mountain at our main office:

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

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2021. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

	Fees			Non-equity	Nonqualified
	earned			incentive	deferred
	or	Stock	Option	plan	compensation	All other
	paid in	awards	awards	compensation	earnings	Compensation
Name	cash ($)	($)	($)	($)	($)	($)	Total ($)
Harry Schulman	—	450	—	—	—	—	450
Pamela Parizek	—	450	—	—	—	—	450
Charles Lichtman	—	450	—	—	—	—	450
Gretchen Tibbits (1)	—	413	—	—	—	—	413

(1)	Ms. Tibbits joined the board in February 2021. She did not earn and was not paid any compensation during the 2020 year.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2020, except for Mr. Kip Speyer who failed to timely file one Form 4, related to one disposition by gift. The delinquent Form 4 has subsequently been filed.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;
●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2021; and
●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2021.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
W. Kip Speyer, Chairman of the Board (2)	2021	276,250						8,000	284,250
	2020	275,520	—	—	—	—	—	9,785	285,305
Emily Smith, Chief Executive Officer – Wild Sky Media (3)	2021	305,503							305,503
	2020	235,000	—	—	—	—	—	—	235,000
Todd Speyer, Chief Executive Officer – Bright Mountain, LLC	2021	157,250							157,250
	2020	144,347	—	—	—	—	—	—	144,347
Matt Drinkwater, Chief Executive Officer (7)	2021	20,833							20,833
	2020	-							-
Edward Cabanas, Chief Financial Officer (4)	2021	191,250							191,250
	2020	73,903							73,903
Alan Bergman, Former Chief Financial Officer (5)	2021
	2020	140,000	—	—	—	—	—	—	140,000
Greg Peters, Former President and Chief Operating Officer (6)	2021
	2020	325,000	—	—	—	—	—	—	325,000

(1)	The amounts included in the “Stock Awards” column represent the aggregate grant date fair value of the shares of our common stock, computed in accordance with ASC Topic 718 “Compensation - Stock Compensation”.
(2)	The amount of compensation paid to Mr. W. Kip Speyer excludes $8,113 and $63,136 in interest and dividend payments for 2021 and 2020, respectively. Effective December 1, 2021, Mr. W. Kip Speyer has transitioned Chief Executive Officer role into Chairman of the Board.
(3)	Ms. Smith joined the Company in connection with the Wild Sky acquisition on June 1, 2020.
(4)	Mr. Cabanas joined the Company as its Chief Financial Officer on September 1, 2020.
(5)	As of December 31, 2020, Mr. Bergman is no longer an officer of the Company.
(6)	Mr. Peters resigned as the President and Chief Operating Officer of the Company effective December 31, 2020.
(7)	Mr. Drinkwater joined the Company on December 1, 2021

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

Matthew Drinkwater

We have entered into an Executive Employment Agreement with Matthew Drinkwater, our CEO. His employment contract’s term is for 3 years. The annual base salary is for $250,000 and he has a discretionary bonus target equivalent to 100% of his base salary subject to achievement of performance metrics. Lastly, he was granted 500,000 options of the Company’s common stock, which will vest at a rate of 25% per year beginning, December 1, 2021. For more information, please see the employment agreement attached.

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

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2021, together with unexercised stock options, stock that has not vested and equity incentive plan awards for each of our other executive officers outstanding as of December 31, 2021:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Matthew Drinkwater		500,000		0.01	12/01/31
Edward Cabanas	—	100,000	—	0.01	8/3/30	—	—	—	—
Todd Speyer	180,000	—	—	0.14	1/3/21	0	0	0	0
	100,000	—	—	0.65	10/27/25	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 10, 2022 we had 151,154,970 shares of our common stock issued and 150,329,795 shares of our common stock outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of that date by:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	our named executive officers and directors as a group.

Unless specified below, the business address of each stockholder is c/o 6400 Congress Avenue, Suite 2050, Boca Raton, FL 33487. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Common Stock	Amount and Nature of Beneficial Ownership	% of Class
Kip Speyer - Chairman of the Board	31,313,107	31,513,107	20.8%
Todd Speyer - CEO and Board member	541,900	616,900	0.4%
Edward Cabanas - CFO	-	100,000	0.1%
Matt Drinkwater - CEO	-	500,000	0.3%
Gretchen Tibbits - Board Member	41,250	41,250	0.0%
Pamela Parizek - Board Member	54,370	54,370	0.0%
Joey Winshman - Board Member	4,353,351	4,353,351	2.9%
Harry Schulman - Board Member	90,000	95,000	0.1%
Chuck Lichtman - Board Member	1,626,037	1,762,636	1.2%
Officers and Directors - TOTAL	38,020,015	39,036,614	25.8%
Andy Handwerker - Affiliate	11,918,458	11,918,458	7.9%
TOTAL - Officers, Directors, and Affiliates (OD&A)	49,938,473	50,955,072	33.7%

(1)	The number of shares of common stock beneficially owned by Mr. Speyer includes 200,000 shares of our common stock issuable upon the conversion of convertible promissory notes in the aggregate principal amount of $80,000 which have a conversion price of $0.40 per share.

(2)	The number of shares of common stock beneficially owned by Mr. Speyer includes 75,000 shares underlying vested stock options.

(3)	The number of shares beneficially owned by Mr. Lichtman includes 136,599 shares underlying vested stock options.

(4)	The number of shares beneficially owned by Mr. Handwerker includes:

●	5,169,500 shares held jointly with his wife: and
●	4,390,888 shares held individually.

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

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders:
2011 Stock Option Plan	203,000	0.67	697,000
2013 Stock Option Plan	333,000	0.62	567,000
2015 Stock Option Plan	141,000	0.83	859,000
2019 Stock Option Plan	738,227	0.60	4,261,773
Plans not approved by stockholders:	-	-	-

On April 14, 2022, the Board of Directors adopted and approved a new 2022 Stock Option plan, subject to Stockholder approval at the next Annual Meeting. This new plan would eliminate all these prior plans (2011-2019) and the new plan adds 22.5M shares available for option awards which is approximately 15% of the outstanding shares of 151m. See 8-K in April 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions

Preferred stock purchases

In 2021 and 2020 we paid cash dividends on these outstanding shares of our 10% Series E Convertible Preferred Stock and the three sub-series of our Series F Convertible Preferred Stock described below of $0 and $55,000, to Mr. Speyer, respectively.

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

Director independence

Messrs. Lichtman, Schulman, Parizek and Tibbits are considered “independent” within the meaning of Section 802 of the NYSE American Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees for professional audit services and other services rendered by WithumSmith+Brown, PC for the audit of the Company’s annual financial statements for the years ended December 31, 2021 and 2020, and fees billed for the other services rendered during those periods.

	2021	2020
Audit Fees	$250,000	$348,800
Audit-Related Fees	75,000	300,350
Tax Fees	10,000	16,000
Total	$335,000	$665,150

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and tax fees paid to the auditors with respect to 2021 and 2020 were pre-approved by the Audit Committee.

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

15(a)(3) Exhibits

The exhibits are listed in the Exhibit Index attached to this Annual Report on Form 10-K.

EXHIBIT INDEX

					Filed or
		Incorporated by Reference			Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation	Form 10	1/31/13	3.3
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/4/15	3.7
3.9	Articles Amendment to the Amended and Restated Articles of Incorporation	8-K	11/13/18	3.10
3.10	Amended and Restated Bylaws	Form 10	1/31/13	3.2
4.1	Form of unit warrant 2018 private placement	10-K	4/2/18	4.1
4.2	Form of placement agent warrant 2018 private placement	10-K	4/2/18	4.2
4.3	Specimen common stock certificate	10-K	05/14/2020	4.3

4.4	Form of unit warrant 2019 private placement	8-K	1/14/19	4.1
4.5	Form of placement agent warrant 2019 private placement	8-K	1/14/19	4.2
10.1	2011 Stock Option Plan	Form 10	1/31/13	10.1
10.2	2013 Stock Option Plan	10-Q	11/13/13	10.18
10.3	2015 Stock Option Plan	8-K	5/27/15	10.36
10.4	2019 Stock Option Plan	10-K	12/23/21	10.4
10.5	2022 Stock Option Plan	8-K	4/20/2022	10.3
10.6	Letter agreement dated September 19, 2017 with Vinay Belani	8-K	9/25/17	10.2
10.7	Consulting Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.45
10.8	M&A Advisory Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.46
10.9	Finder’s Agreement dated October 31, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	10-Q	11/20/18	10.2
10.10	Uplisting Advisory and Consulting Agreement dated December 11, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	1/14/19	10.1
10.11	Lease Agreement dated August 24, 2014 for registrant’s principal executive offices	10-Q	11/12/14	10.26
10.12	Addendum to Lease dated August 5, 2015 for registrant’s principal executive offices	10-Q	8/11/15	10.37
10.13	Amendment to Lease Agreement dated August 8, 2018 for registrant’s principal executive offices	10-Q	11/20/18	10.1
10.14	Executive Employment Agreement effective April 1, 2020 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	3/31//20	10.1
10.15	Consulting Agreement effective January 1, 2021 between Greg Peters and Bright Mountain Media, Inc.	8-K	01/06/2021	10.1
10.16	Share Exchange Agreement and Plan of Merger dated July 31, 2019 by and among Bright Mountain Media, Inc., Bright Mountain Israel Acquisition Ltd. (a to be formed entity), Slutzky & Winshman Ltd. and the shareholders of Slutzky & Winshman, Ltd.	8-K	8/1/19	2.1
10.17	Amendment dated July 31, 2019 to Finder’s Fee Agreement by and between Bright Mountain Media, Inc. and Spartan Capital Securities, LLC	8-K	8/7/19	10.2
10.18	Promissory Note dated August 15, 2019 due to Joey Winshman	8-K	8/16/19	10.1
10.19	Promissory Note dated August 15, 2019 to Nadav Slutzky	8-K	8/16/19	10.2
10.20	Promissory Note dated August 15, 2019 to Eli Desatnik	8-K	8/16/19	10.3
10.21	Employment Agreement dated August 15, 2019 by and between Slutzky & Winshman Ltd. and Joey Winshman	8-K	8/16/19	10.8
10.22	Consulting Agreement dated August 15, 2019 by and between Bright Mountain Media, Inc., Slutzky & Winshman Ltd. and Nadav Slutzky	8-K	8/16/19	10.9
10.23	Membership Interest Purchase Agreement dated June 5, 2020 between Centre Lane Partners Master Credit Fund II and Bright Mountain Media, Inc.	8-K	6/8/20	10.1
10.24	Credit Agreement dated as of June 5, 2020 by and among CL Media Holdings, LLC, as the Borrower, the Financial Institutions thereto and Centre Lane Partners Master Fund II, L.P. as Agent	8-K	6/8/20	10
10.25	Merger Agreement and Plan of Merger dated November 8, 2019 by and among Bright Mountain Media, Inc. BMTMZ, and News Distribution Network, Inc.	8-K	11/21/19	2.1

10.26	Form of Warrant for November 2019 Private Placement	8-K	02/04/2020	10.2
10.27	First Amendment to an Amended and Restated Senior Credit Agreement dated April 26, 2021.	8-K	4/30/2021	10.1
10.28	Second Amendment to an Amended and Restated Senior Credit Facility Agreement dated May 26, 2021.	8-K	6/2/2021	10.1
10.29	Third Amendment to Amended and Restated Senior Credit Facility Agreement dated December 20, 2021	8-K	08/18/2021	10.1
10.30	Fourth Amendment to Amended and Restated Senior Secured Credit Agreement dated August 31, 2021	8-K	09/07/2021	10.1
10.31	Fifth Amendment to Amended and Restated Senior Secured Credit Agreement dated October 8, 2021	8-K	10/08/2021	10.1
10.32	Sixth Amendment to Amended and Restated Senior Secured Credit Agreement dated November 5, 2021	8-K	11/05/2021	10.1
10.33	Seventh Amendment to an Amended and Restated Senior Secured Credit Agreement dated December 23, 2021	8-K	12/29/2021	10.1
10.34	Eighth Amendment to an Amended and Restated Senior Secured Credit Agreement dated January 26, 2022	8-K	1/20/2022	10.1
10.35	Ninth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 11, 2022	8-K	2/17/2022	10.1
10.36	Annex A to the Credit Agreement dated February 11, 2022	8-K	2/17/2022	10.2
10.37	Tenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated March 11, 2022	8-K	3/31/2022	10.1
10.38	Annex A to the Credit Agreement dated March 11, 2022	8-K	3/31/2022	10.2
10.39	Twelfth Amendment to an Amended and Restated Senior Secured Credit Agreement dated April 15, 2022	8-K	4/20/2022	10.1
10.40	Annex A to the Credit Agreement dated April 15, 2022	8-K	4/20/2022	10.2
10.41	Share Issuance Agreement between Spartan Capital Securities, LLC and Bright Mountain Media, Inc. dated September 22, 2021	8-K	09/28/2021	10.1
14.1	Code Conduct and Ethics	10-K	3/31/14	14.1
21.1	List of subsidiaries	10-K	12/23/21	21.1
23.1	Consent of WithumSmith+Brown, PC				Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer				Filed
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer				Filed

101.INS	INLINE XBRL INSTANCE DOCUMENT	10-K	12/23/21	101.INS

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA	10-K	12/23/21	101.SCH

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	10-K	12/23/21	101.CAL

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	10-K	12/23/21	101.DEF

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE	10-K	12/23/21	101.LAB

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	10-K	12/23/21	101.PRE

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

Date: June 10, 2022	By:	/s/ Matthew Drinkwater
Matthew Drinkwater
Director and Principal Executive Officer

Date: June 10, 2022	By:	/s/ Edward A. Cabanas
Edward A. Cabanas
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 10, 2022	By:	/s/ W. Kip Speyer
W. Kip Speyer
Chairman of the Board of Directors

Date: June 10, 2022	By:	/s/ Matthew Drinkwater
Matthew Drinkwater
Director and Principal Executive Officer

Date: June 10, 2022	By:	/s/ Harry Schulman
Harry Schulman
Director

Date: June 10, 2022	By:	/s/ Charles H. Lichtman
Charles H Lichtman
Director

Date: June 10, 2022	By:	/s/ Joey Winshman
Joey Winshman
Director

Date: June 10, 2022	By:	/s/ Todd Speyer
Todd Speyer
CEO Bright Mountain, LLC., Director

Date: June 10, 2022	By:	/s/ Pamela Parizek
Pamela Parizek,
Director

Date: June 10, 2022	By:	/s/ Gretchen Tibbits
Gretchen Tibbits
Director

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Bright Mountain Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Mountain Media, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Slutzky and Winshman, Ltd., a wholly-owned subsidiary, as of and for the year ended December 31, 2020, which statements reflect total assets and revenues constituting 3.6 percent and 18.8 percent, respectively, as of and for the year ended December 31, 2020, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Slutzky and Winshman, Ltd., is based solely on the report of the other auditors.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bright Mountain Media, Inc. as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

East Brunswick, New Jersey

June 10, 2022

PCAOB ID Number 100

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$781,320	$736,046
Accounts receivable, net of allowance for doubtful accounts of $495,396 and $774,826, at December 31, 2021 and 2020, respectively	3,550,126	6,430,253
Note receivable, net	21,415	13,910
Prepaid expenses and other current assets	904,716	940,214
Total current assets	5,257,577	8,120,423

Property and equipment, net	65,122	113,250
Website acquisition assets, net	4,000	5,600
Intangible assets, net	6,064,535	7,653,717
Goodwill	19,645,468	19,645,468
Prepaid services/consulting agreements – long term	284,825	664,593
Right-of-use asset	-	72,598
Other assets	242,686	253,650
Total assets	$31,564,213	$36,529,299
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$8,459,561	$9,595,006
Accrued expenses	3,764,665	3,546,896
Accrued interest to related party	640,255	65,437
Premium finance loan payable	334,284	339,890
Deferred revenues	1,162,425	346,529
Long term debt, current portion	1,387,140	2,091,735
Long term debt to related parties, current portion, net	7,316,402	–
Other current liabilities	5,052	–
Operating lease liability, current portion	–	72,727

Total current liabilities	23,069,784	16,058,220

Long term debt to related parties, net	15,217,569	39,728
Long term debt	–	16,916,705
Total liabilities	38,287,353	33,014,653

Commitments and Contingencies

Stockholders’ (deficit) equity
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized:
Series A-1, 2,000,000 shares designated, 0 and 1,200,000 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preference of ($0.50 per share)	–	12,000
Series B-1, 6,000,000 shares designated, no shares issued and outstanding at December 31, 2021 and 2020	–	–
Series E, 2,500,000 shares designated, 125,000 and 2,500,000 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preference of ($0.40 per share)	1,250	25,000
Series F, 4,344,017 shares designated, 0 and 4,344,017 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preference of ($0.50 per share for Series F-1 and F-2 and $0.40 per share for Series F-3)	–	43,440
Common stock, par value $0.01, 324,000,000 shares authorized, 149,810,383 and 118,162,150 issued and 148,985,208 and 117,336,975 outstanding at December 31, 2021 and 2020, respectively	1,498,104	1,181,622
Treasury stock, at cost; 825,175 shares at December 31, 2021 and 2020	(219,837)	(219,837)
Additional paid-in capital	98,128,947	96,427,166
Accumulated deficit	(106,144,065)	(93,932,080)
Accumulated other comprehensive income (loss)	12,461	(22,665)
Total stockholders’ (deficit) equity	(6,723,140)	3,514,646
Total liabilities and stockholders’ (deficit) equity	$31,564,213	$36,529,299

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2021	2020

Revenue:
Advertising	$12,924,569	$15,839,429

Cost of revenue:
Advertising	6,323,204	7,906,346
Gross profit	6,601,365	7,933,082

Operating expenses:
Selling, general and administrative expenses	18,508,316	22,092,352
Impairment expense – Goodwill	-	42,279,087
Impairment expense – Intangible assets	-	16,486,929
Total operating expenses	18,508,316	80,858,368

Loss from operations	(11,906,951)	(72,925,286)

Other income (expense)
Interest income	-	10,006
Gain on forgiveness of PPP loan	2,171,535	-
Other (expense) income	2,145	274,075
Interest expense	(322,172)	(581,924)
Interest expense – related party	(1,944,794)	(58,807)
Total other expense	(93,286)	(356,650)

Net loss before tax	(12,000,237)	(73,281,936)

Income tax benefit	-	567,514

Net loss	(12,000,237)	(72,714,422)

Preferred stock dividends:
Series A-1, Series E, and Series F preferred stock	(241,903)	(363,460)
Deemed dividends	(211,748)	-
Total Preferred stock dividends	(453,651)	(363,460)

Net loss attributable to common stockholders	(12,453,888)	(73,077,882)

Other comprehensive income (loss)	35,126	(22,665)

Comprehensive loss	$(12,418,762)	$(73,100,547)

Basic and diluted net loss per share	$(0.10)	$(0.65)

Weighted average shares outstanding – basic and diluted	128,163,616	112,528,858

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Years Ended December 31, 2021 and 2020
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss (Income)	Equity
Balance, December 31, 2019	8,044,017	$80,440	100,782,956	$1,007,829	—	—	$84,265,623	$(21,217,658)	—	$64,136,234
Net loss	—	—	—	—	—	—	—	(72,714,422)	—	(72,714,422)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(363,460)	—	—	(363,460)
Issuance of common stock:
Units consisting of one share of common stock and two warrants issued for cash, net of costs	—	—	10,398,700	103,987	—	—	3,915,710	—	—	4,019,697
Exercise of stock options	—	—	130,000	1,300	—	—	16,762	—	—	18,062
Restricted Share Awards	—	—	130,081	1,301	—	—	404,642	—	—	405,943
WSM acquisition (Note 4)	—	—	2,500,000	25,000	—	—	3,700,000	—	—	3,725,000
For services rendered	—	—	2,609,160	26,092	—	—	4,322,453	—	—	4,348,545
For cashless exercise of warrants	—	—	1,611,253	16,113	—	—	(16,113)	—	—	—
Acquisition of treasury stock, at cost	—	—	—	—	(825,175)	(219,837)	—	—	—	(219,837)
Share-based compensation	—	—	—	—	—	—	181,549	—	—	181,549
Adjustment from foreign currency translation, net	—	—	—	—	—	—	—	—	(22,665)	(22,665)
Balance, December 31, 2020	8,044,017	$80,440	118,162,150	$1,181,622	(825,175)	$(219,837)	$96,427,166	$(93,932,080)	$(22,665)	$3,514,646
Net loss	—	—	—	—	—	—	—	(12,000,237)	—	(12,000,237)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(241,903)	—	—	(241,903)
Issuance of common stock:
Services rendered	—	—	176,250	1,762	—	—	—	—	—	1,762
Exercise of stock options	—	—	100,000	1,000	—	—	12,900	—	—	13,900
Exercise of warrants	—	—	25,000	250	—	—	9,750	—	—	10,000
To Centre Lane Partners as part of debt financing	—	—	12,650,000	126,500	—	—	1,002,967	—	—	1,129,467
Conversion of preferred to common shares	(7,919,017)	(79,190)	7,919,017	79,190	—	—	—	—	—	—
Deemed dividends	—	—	10,398,700	103,987	—	—	107,761	(211,748)	—	—
To Oceanside personnel as part of acquisition agreement	—	—	379,266	3,793	—	—	603,033	—	—	606,826
Share-based compensation	—	—	—	—	—	—	207,273	—	—	207,273
Adjustment from foreign currency translation, net	—	—	—	—	—	—	—	—	35,126	35,126
Balance, December 31, 2021	125,000	$1,250	149,810,383	$1,498,104	(825,175)	$(219,837)	$98,128,947	$(106,144,065)	$12,461	$(6,723,140)

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(12,000,237)	(72,714,422)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	48,365	56,017
Non-cash interest expense	577,628	14,039
Amortization	1,590,782	3,630,418
Goodwill impairment	—	42,279,087
Intangible impairment	—	16,486,929
Stock issued for services rendered	1,762	—
Stock option vesting expense	207,272	181,549
Common stock and warrants issued for services	10,000	4,348,545
Compensation expense for stock issuances	—	405,943
Stock compensation for Oceanside shares	280,826	366,105
Change in deferred taxes	—	(567,513)
Write off doubtful accounts	(239,575)	—
Gain on forgiveness of PPP loan	(2,171,535)	—
Provision for bad debt	74,282	437,404
Changes in operating assets and liabilities:
Accounts receivable	3,080,546	(35,140)
Prepaid expenses and other current assets	415,265	752,754
Prepaid services / consulting agreements		248,590
Other assets	10,966	(217,827)
ROU asset and lease liability	(129)	(11,935)
Accounts payable	(1,195,875)	(80,422)
Accrued expenses	1,256,795	(2,331,213)
Accrued interest — related party	1,309,548	58,808
Deferred revenues	815,896	183,349
Cash used in continuing operations for operating activities	(5,927,418)	(6,508,935)
Cash provided by discontinued operations for operating activities	—	1,114
Net cash used in operating activities	(5,927,418)	(6,507,821)

Cash flows from investing activities:
Cash paid for property and equipment, net	(237)	(14,026)
Cash acquired in acquisition of subsidiaries	—	1,651,509
Net cash (used in) provided by investing activities	(237)	1,637,483

Cash flows from financing activities:
Proceeds from issuance of common stock, net of commissions	—	4,019,697
Dividend payments	(5,000)	(63,136)
Proceeds from debt financing	5,125,000	—
Repayments of debt	(285,000)	—
Principal payments received (funded) for notes receivable	(7,505)	49,902
Proceeds from exercise of options	13,900	18,062
Proceeds from issuance of (payments of) premium finance loan payable	(5,606)	160,046
Proceeds from PPP loan	1,137,140	464,800
Net cash provided by financing activities	5,972,929	4,649,371

Net increase in cash and cash equivalents classified within assets related to discontinued operations	—	1,114
Net increase (decrease) in cash and cash equivalents	45,274	(222,081)
Cash and cash equivalents at beginning of year	736,046	957,013
Cash and cash equivalents at end of year	$781,320	$736,046

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Conversion of Preferred shares to Common shares	$211,748	—
Issuance of debt in accordance with legal settlement	$79,190	—
Settlement of Daily Engage liability	$—	$219,837
Issuance of common stock to Centre Lane for debt issuance	$1,002,967	$—
Non-cash acquisition of WSM net assets	$—	$5,469,625
Non-cash acquisition of WSM net liabilities	$—	$19,805,484
Non-cash intangible assets of WSM	$—	$18,060,859
Common stock issued for acquisitions	$—	$3,725,000
Issuance of common stock for services	$—	$4,348,545
Issuance of debt in accordance with legal settlement (Encoding)	$—	$215,978

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization, Nature of Operations and Liquidity

Bright Mountain Media, Inc. (the “Company” or “Bright Mountain” or “We”) is a Florida corporation formed on May 20, 2010. Its wholly owned subsidiary, Bright Mountain LLC, was formed as a Florida limited liability company in May 2011. Its wholly owned subsidiary, Bright Mountain, LLC (“BMLLC”) F/K/A Daily Engage Media Group, LLC (“Daily Engage”) was formed as a New Jersey limited liability company in February 2015. In August 2019, Bright Mountain Israel Acquisition, an Israeli company was formed and acquired the wholly owned subsidiary Slutzky & Winshman Ltd. (“S&W”) which then changed its name to Oceanside Media LLC (“Oceanside”). Further, on November 18, 2019, Bright Mountain, through its wholly owned subsidiary BMTM2, Inc., a Florida corporation, acquired News Distribution Network, Inc. (“NDN”), a Delaware company, which then changed its name to MediaHouse, Inc. (“MediaHouse”). On June 1, 2020, Bright Mountain acquired the wholly owned subsidiary CL Media Holdings, LLC D/B/A “Wild Sky Media” (“Wild Sky”). When used herein, the terms “BMTM, the “Company,” “we,” “us,” “our” or “Bright Mountain” refers to Bright Mountain Media, Inc. and its subsidiaries.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $5.9 million in operations in 2021; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2022 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

The Company has sustained a net loss of $12,000,237, used cash outflows from continuing operating activities of $5,927,418 for the year ended December 31, 2021, and has an accumulated deficit of $106,144,065 at December 31, 2021 that raise substantial doubt about its ability to continue as a going concern.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Leases

The Company records leases in accordance with FASB ASC Topic 842, Leases.

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining lease terms as of lease inception. Since the Company’s lease agreements does not provide an implicit rate, the Company estimated an incremental borrowing rate based on the information available at lease inception in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity, or remaining maturity when acquired, of three months or less to be cash equivalents. Cash and cash equivalents are all maintained in bank accounts in the U.S. and other foreign countries in which the Company operates. Cash maintained in bank accounts outside of the U.S. is not significant. At December 31, 2021 and 2020, the Company had $781,320 and $736,046, respectively, in cash equivalents.

Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Thailand, which are not insured. During the years ended December 31, 2021 and 2020, we have not incurred material losses on these uninsured accounts. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

Fair Value of Financial Instruments and Fair Value Measurements

We carry assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date.

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

Website Development Costs

The Company accounts for its website development costs in accordance with ASC Topic 350-50, “Website Development Costs”. These costs, if any, are included in intangible assets in the accompanying consolidated balance sheets. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated life of five years.

As of December 31, 2021 and 2020, all website development costs have been expensed. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business.

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

Advertising and Marketing

Advertising and marketing expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2021 and 2020, advertising and marketing expense was $58,445 and $27,004, respectively.

Foreign Currency Translation

Assets and liabilities of Wild Sky, the Company’s Thai subsidiary, are translated from Thai baht to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period is included in our statements of comprehensive income.

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

The Company follows the provisions of ASC Topic 740-10, Income Taxes – Overall (“ASC 740-10”). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax expenses are recognized as tax expenses in the Statement of Operations.

Concentrations

The Company generates revenues from Advertising revenue. The Company’s largest customer accounts for approximately 8.6% and 9.6% of the 2021 and 2020 Advertising revenue, respectively.

As of December 31, 2021, two customers accounted for more than 10% of the accounts receivable balance, at 13.1% and 12.0%. As of December 31, 2020, no customers accounted for more than 10% of the accounts receivable balance. As of December 31, 2021, one vendor accounted for more than 10% of the accounts payable balance, at 11.2%. As of December 31, 2020, no vendors accounted for more than 10% of the accounts payable balance.

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

When applicable, basic earnings (loss) per share is calculated by dividing net income (loss), after deducting dividends on convertible preferred stock and participating securities as well as undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated in a similar manner after consideration of the potential dilutive effect of common stock equivalents on the average number of common shares outstanding during the period. Common stock equivalents include warrants and stock options. Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares during the period. Dilution is not considered when a net loss is reported. Common stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share.

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

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard is effective January 1, 2024 (early adoption is permitted, but not earlier than January 1, 2021). The Company is currently evaluating the impact on the Company’s consolidated financial statements.

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

NOTE 3 – ACQUISITIONS

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

The Credit Agreement provides for a senior secured five-year loan in the initial principal amount of $16,451,905. Pursuant to the Credit Agreement, the loan bears interest at six percent (6%) payment–in-kind interest (“PIK Interest”) which will be added to the outstanding principal balance. The Credit Agreement provides for no amortization for the first 18 months and 10% thereafter. Amortization is payable in equal quarterly installments on the principal balance after adding the PIK Interest with a bullet payment due at maturity on June 1, 2025. The loan under the Credit Agreement may be prepaid in minimum amounts $250,000. The loan balance can be prepaid with no penalty. The loan is guaranteed by Bright Mountain and certain of its domestic subsidiaries of which became party to a Guarantee Agreement dated as of the Effective Date and each domestic subsidiary that, subsequent to the Effective Date, becomes a subsidiary. The Credit Agreement contains negative covenants that, subject to certain exceptions, limits the ability of Bright Mountain and its subsidiaries to, among other things, incur debt, engage in new lines of business, incur liens, engage in mergers, consolidations, liquidations and dissolutions, dispose of assets of Bright Mountain and its subsidiaries, make investments, loans, advances, guarantees and acquisitions. Any equity raised up to $15,000,000 in the first one-hundred eighty days from the Credit Agreement is excluded from the loan balance prepayment requirements.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on management’s estimate of fair values at the date of acquisition as follows:

June 1, 2020
Tangible assets acquired
Cash & cash equivalents	$1,651,509
Accounts receivable, net	2,887,282
Prepaid expense	484,885
Fixed assets, net	124,575
Other assets	321,374
Intangible assets acquired:
Tradename – Trademarks	2,360,300
IP/Technology	1,412,000
Customer relationships	4,563,000
Less: Liabilities assumed
Accounts payable	(922,153)
Accrued expenses	(524,188)
Other current liabilities	(235,503)
Long term loan payable – PPP	(1,706,735)
Less: Deferred tax liability	(247,577)
Net assets acquired	10,168,769

Goodwill	9,973,136
Total purchase price	$20,141,905

The table below summarizes the value of the total consideration given in the transaction:

Amount

Debt issued	$16,416,905
Shares issued	3,725,000
Total consideration	$20,141,905

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

At December 31, 2021 and 2020, respectively, prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Prepaid insurance	$427,461	$386,206
Prepaid consulting service agreements – Spartan(1)	379,775	379,771
Prepaid expenses – other	97,480	174,237
Prepaid expenses and other current assets	$904,716	$940,214

(1)	Spartan Capital is a broker-dealer that has assisted the Company with a range of services including capital raising activities, M&A advisory, and consulting services. The Company has a five-year agreement with Spartan Capital for the provision of such services and any prepayments made under the terms of this agreement starting October 2018 were capitalized and amortized over the remaining life of the agreement.

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2021 and 2020, respectively, property and equipment consisted of the following:

	December 31,		Estimated Useful Life
	2021	2020	(Years)
Furniture and fixtures	$38,728	$80,844	3-5
Leasehold improvements	-	1,388	3
Computer equipment	176,624	176,641	3
Total property and equipment	215,352	258,873
Less: accumulated depreciation	(150,230)	(145,623)
Total property and equipment, net	$65,122	$113,250

Depreciation expense was $48,365 and $56,017 for the years ending December 31, 2021 and 2020, respectively and is included in selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

NOTE 6 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS

At December 31, 2021 and 2020, respectively, website acquisitions, net consisted of the following:

	2021	2020
Website acquisition assets	$1,124,846	$1,124,846
Less: accumulated amortization	(920,450)	(918,850)
Less: accumulated impairment loss	(200,396)	(200,396)
Website acquisition assets, net	$4,000	$5,600

Amortization expense related to website acquisition costs for the years ended December 31, 2021 and 2020 was $1,600 and $43,328, respectively, and is included in selling, general and administrative costs in the statements of operations and comprehensive loss.

At December 31, 2021 and 2020, respectively, intangible assets, net consisted of the following:

	Useful Lives	2021	2020
Tradename	5 years	$3,749,600	$3,749,600
Customer relationships	5 years	16,184,000	16,184,000
IP / Technology	10 years	7,223,000	7,223,000
Non-compete agreements	3-5 years	1,154,500	1,154,500
Total intangible assets		28,311,100	28,311,100
Less: accumulated amortization		(5,759,636)	(4,170,454)
Less: accumulated impairment loss		(16,486,929)	(16,486,929)
Intangible assets, net		$6,064,535	$7,653,717

Amortization expense related to intangible assets for the years ended December 31, 2021 and 2020 was $1,589,182 and $3,587,090, respectively, and is included in selling, general and administrative costs in the statements of operations and comprehensive loss. The table below shows the forward 5-year amortization table.

Amount
2022	$1,563,704
2023	1,554,500
2024	1,554,416
2025	1,391,915
Total	$6,064,535

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

NOTE 7 – GOODWILL

The following table presents changes to goodwill for the years ended December 31, 2021 and 2020:

	Owned & Operated	Ad Network	Total
January 1, 2020 goodwill	$–	$52,133,622	$52,133,622
Additions (a)	9,973,136	–	9,973,136
Deletions (b)		(182,203)	(182,203)
Impairment loss	(247,577)	(42,031,510)	(42,279,087)
December 31, 2020 goodwill	$9,725,559	$9,919,909	$19,645,468
Additions	–	–	–
December 31, 2021 goodwill	$9,725,559	$9,919,909	$19,645,468

(a)	The Company recognized Goodwill of $9,973,136 in connection with the acquisition Wild Sky. Refer to Note 3.
(b)	The Company had an adjustment to Goodwill related to purchase accounting related to the acquisition of MediaHouse for ($182,203) related to a working capital adjustment.

Goodwill is tested for impairment at least annually and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value of the Goodwill associated with the reporting unit exceeds the implied value of the Goodwill associated with the reporting unit. The year 2020 has been marked by the COVID-19 Global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. This is evidenced by the reduced revenues from our customers in comparison with the 2019 year. The fair value of the respective reporting units was determined based on both the Income Approach (Discount Cash Flows) and the Market Multiples Approach. In September 2020, recorded goodwill associated with Owned & Operated and the Ad Network reporting unit exceeded the fair value of the Goodwill and the Company recorded an impairment of $247,577 and $42,031,510, respectively.

NOTE 8 – ACCRUED EXPENSES

At December 31, 2021 and 2020, respectively, accrued expenses consisted of the following:

	Year ended December 31,
	2021	2020
Accrued interest	$-	$581,888
Accrued salaries and benefits	1,459,299	1,237,909
Accrued dividends	691,861	455,956
Accrued traffic settlement(1)	10,254	10,254
Accrued legal settlement(2)	81,101	117,717
Accrued legal fees	182,537	113,683
Accrued other professional fees	592,421	206,613
Share issuance liability(4)	189,067	515,073
Accrued warrant penalty(3)	366,899	262,912
Other accrued expenses	191,226	44,891
Total accrued expenses	$3,764,665	$3,546,896

(1)	The Company negotiates with its publishing partners regarding questionable traffic to arrive at traffic settlements.
(2)	Accrued legal settlement related to the Encoding legal matter. Refer to Note 11.
(3)	The Company has sold units of its securities to various investors in several private placements. As part of each private placement, the Company agreed to file a registration statement with the SEC to register the resale of the shares by the respective holder in order to permit the public resale; such filing deadlines ranged from 120 to 270 days following the closing date of the respective placement and the Company was liable to pay a penalty fee for failure to file the resale registration statement within the allotted timeframe.
(4)	Share issuance liability related to issuance of the Company’s common stock in connection with the Oceanside, MediaHouse and Wild Sky acquisitions and Oceanside employee share issuances. Refer to Note 3 for further information on the Company’s acquisitions.

NOTE 9 –DEBT

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

On May 26, 2021, the Company and certain of its subsidiaries entered into a Second amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Second Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $1.5 million, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $750,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 3.0 million common shares to Centre Lane Partners as part of this transaction.

On August 12, 2021, the Company and certain of its subsidiaries entered into a Third amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Third Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $500,000, in the aggregate. This term loan shall be repaid by February 28, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $250,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 2.0 million common shares to Centre Lane Partners as part of this transaction.

On August 31, 2021, the Company and certain of its subsidiaries entered into a Fourth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fourth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of approximately $1,100,000, in the aggregate. This term loan shall be repaid by February 28, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $550,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On October 8, 2021, the Company and certain of its subsidiaries entered into a Fifth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fifth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $725,000, in the aggregate. This term loan shall be repaid by February 28, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $800,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On November 5, 2021, the Company and certain of its subsidiaries entered into a Sixth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Sixth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $800,000, in the aggregate. This term loan shall be repaid by February 28, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $800,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. This amendment required the Company to issue 7,500,000 shares of the Company’s common stock to Centre Lane Partners prior to November 30, 2021.

On December 23, 2021, the Company and certain of its subsidiaries entered into a Seventh amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Seventh Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $500,000, in the aggregate. This term loan shall be repaid by February 28, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $500,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment. See Note 18 for amendments to the Amended and Restated Senior Secured Credit Agreement subsequent to December 31, 2021.

As part of these transactions and given that Centre Lane was determined to be a related party, an independent fair value analysis was performed by the Company and all related transactions were recorded accordingly. As of the First Amendment dated April 26, 2021, the Company evaluated the debt for extinguishment or debt modification under FASB ASC Topic 470-50, Debt – Modifications and Extinguishments, and determined extinguishment was applicable. Under the rules, the Company extinguished the debt, which included the capitalized interest through April 26, 2021, and recorded it net of the debt discount, including all applicable fees and stock issuances. The debt discount determined for the First Amendment totaled $2,363,986 and is amortized over the remaining life of the loan and is included in interest expense – related party on the accompanying consolidated statement of operations or until the next debt modification or extinguishment is determined. For the Second Amendment, which occurred on May 26, 2021, the Company determined it was a debt modification. The Second Amendment provided the Company with debt financing of $1,500,000, an Exit fee of $750,000, and issuance of 3,000,000 shares of common stock issued to Centre Lane. The debt discount determined for the Second Amendment totaled $904,637. For the Third Amendment, which occurred on August 12, 2021, the Company determined it was a debt modification. The Third Amendment provided the Company with debt financing of $500,000, an Exit fee of $250,000, and issuance of 2,000,000 shares of common stock issued to Centre Lane. The debt discount determined for the Third Amendment totaled $322,529. For the Fourth Amendment, which occurred on August 31, 2021, the Company determined it was a debt modification. The Fourth Amendment provided the Company with debt financing of $1,100,000, an Exit fee of $550,000, and no common share issuance. The debt discount determined for the Fourth Amendment totaled $560,783. For the Fifth Amendment, which occurred on October 8, 2021, the Company determined it was a debt extinguishment. The Fifth Amendment provided the Company with debt financing of $725,000, an Exit fee of $362,500, and no common share issuance. The debt discount determined for the Fifth Amendment totaled $2,635,013. For the Sixth Amendment, which occurred on November 5, 2021, the Company determined it was a debt modification. The Sixth Amendment provided the Company with debt financing of $800,000, an Exit fee of $800,000, and no common share issuance. The debt discount determined for the Sixth Amendment totaled $902,745. For the Seventh Amendment, which occurred on December 23, 2021, the Company determined it was a debt modification. The Seventh Amendment provided the Company with debt financing of $500,000, an Exit fee of $500,000, and no common share issuance. The debt discount determined for the Seventh Amendment totaled $510,783.

The accumulated gross debt discount as of December 31, 2021 totaled $8,200,476 and will be amortized into the consolidated statement of operations and included in the interest expense – related party over the remaining life of the loan or until the next debt modification or extinguishment is determined. Interest expense for notes payable to related party for the years ended December 31, 2021 and 2020 was $2,128,179 and $0, respectively, and amortization of debt discount was $4,371,804 and $0, respectively.

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Oceanside Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“Oceanside”) and the shareholders of Oceanside (the “Oceanside Shareholders”). The merger closed on August 15, 2019, and the Company acquired all of the outstanding shares of S&W. Pursuant to the terms of the Merger Agreement, the Company issued 12,513,227 shares valued at $20,021,163 to owners and employees of Oceanside and contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two-year promissory notes (the “Closing Notes”). At the time of the acquisition and under ASC 805, Business Combinations, these Closing Notes were recorded ratably as compensation expense into the statement of operations over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the one year closing note and thereby defaulted on its obligation and the two-year closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense-related party. The total $750,000 liability is recorded in accrued expenses. Interest expense for note payable to related party for the years ended December 31, 2021 and 2020 was $135,000 and $50,671, respectively.

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

The principal balance of these notes payable was $80,000 at December 31, 2021 and 2020, and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $26,271 and $40,272, respectively. At December 31, 2021 and 2020, the total convertible notes payable to related party net of discounts was $53,729 and $39,728, respectively.

Interest expense for note payable to related party was $8,113 for the years ended December 31, 2021 and 2020 and discount amortization was $14,039.

Long-term debt

On April 24, 2020, under the Paycheck Protection Program (“PPP”) established by the CARES Act, administered by the Small Business Administration (“SBA”), the Company entered into a promissory note of $464,800 with Regions Bank (the “Bright Mountain PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On January 28, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part; as of the date of this report, the Company that application is still in process. This loan was forgiven on July 16, 2021 by the Small Business Administration (SBA), and recorded as PPP loan forgiveness on the consolidated statement of operations and comprehensive loss.

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

On February 17, 2021, under the PPP established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”), the Company entered into a promissory note of $295,600 with Regions Bank (the “Second Bright Mountain PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Second Bright Mountain PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. This was the second tranche available under the PPP program.

On March 23, 2021, under the PPP, the Company’s Wild Sky subsidiary entered into a promissory note of $841,540 with Holcomb Bank (the “Second Wild Sky PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Second Wild Sky PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. This was the second tranche available under the PPP program.

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

At December 31, 2021 and 2020 a summary of the Company’s debt is as follows:

	December 31, 2021	December 31, 2020
Non-interest bearing BMLLC acquisition debt	$250,000	$385,000
PPP loans	1,137,140	2,171,534
Wild Sky acquisition debt	18,146,564	16,451,906
Centre Lane debt	8,187,500
Note payable debt to the Company’s Chairman of the Board	80,000	80,000
Total debt	27,801,204	19,088,440
Less: debt discount, related party	(3,880,093)	(40,272)
Less: current portion of long-term debt	(1,387,140)	(2,091,735)
Less: current portion of long-term debt, related party	(7,316,402)	-
Long term debt to related parties, net and long term debt, respectively	$15,217,569	$16,956,433

Interest expense was $2,266,966 and $640,731 for the years ended December 31, 2021 and 2020, respectively.

The minimum annual principal payments of notes payable at December 31, 2021 were:

2022	$7,983,418
2023	2,497,366
2024	1,668,166
2025	15,652,254
Total	$27,801,204

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2021 and 2020 of $406,522 and $380,397, respectively. Total Premium Finance Loan Payable balance for the Company’s policies was $334,284 and $339,890 as of December 31, 2021 and 2020, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value on a recurring basis are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. Financial instruments recognized in the consolidated balance sheets consist of cash, accounts receivable, and other current assets, note receivable, accounts payable, accrued expenses and premium finance loan payable. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The carrying value of long-term debt to related parties and long-term debt to others approximates the current borrowing rate for similar debt instruments.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. Refer to Note 6 and Note 7 for discussion on impairment of intangible assets and goodwill, respectively. The Company does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

	Level in Fair	December 31, 2021		December 31, 2020
	Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

PPP Loan	2	$1,137,140	$1,137,140	$2,171,534	$2,171,534
Long-term debt	3	$-	$-	$16,451,906	$16,451,906
Long-term debt to related parties	3	$26,414,064	$26,414,064	$80,000	$80,000
Non-interest bearing BMLLC acquisition debt	2	$250,000	$250,000	$385,000	$385,000

The following are the major categories of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2021 and 2020:

Fair Value measurement using Level 3

Balance at December 31, 2019	$245,163
Additions during 2020(1)	16,671,542
Balance at December 31, 2020	$16,916,705
Reclassification (2)	(464,800)
Extinguishment (3)	(16,451,905)
Acquisition debt, Wild Sky, related party	18,146,564
Addition: Related party debt (4)	8,187,500
Addition: Related party debt (5)	80,000
Decrease: Related party debt discount and amortization (6)	(3,880,093)
Total long term debt to related parties at December 31, 2021	$22,533,971

(1)	Additions are due to $16,451,906 related to the Wild Sky acquisition debt (Refer to Note 3) and $219,837 to settlement in relation with the acquisition of BMLLC. Refer to “Long term debt” in Note 12.
(2)	Related to reclassification of Bright Mountain PPP loan
(3)	Centre Lane determined to be related party (see note 14) and applying ASC 470 guidance
(4)	Centre Lane debt financing from May 26, 2021 through December 23, 2021
(5)	Note payable to the Company’s Chairman of the Board
(6)	Debt discount and amortization on related party financings

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement that expired on October 31, 2021. The lease terms required base rent payments of approximately $7,260 per month for the first twelve months commencing in September 2018, with a 3% escalation each year. This monthly payment was all-inclusive and includes electricity, heat, air-conditioning, and water. The lease terms require a security deposit of $4,700 which is included in other assets in the consolidated balance sheets. The Company currently operates on a month-to-month basis with the landlord.

The right-of-use asset and lease liability are as follows as of December 31, 2021 and 2020:

	2021	2020
Assets
Operating lease right-of-use asset	$–	$72,598

Liabilities
Operating lease liability, current	$–	$72,727
Operating lease liability, net of current portion	–	–
Total operating lease liabilities	$–	$72,727

The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the years ended December 31, 2021 and 2020.

Rent expense for the years ended December 31, 2021 and 2020 was $203,340 and $377,704, respectively.

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

Spartan Capital: Under the covenants of the Placement Agent Agreement and as disclosed in the Placement Offering Memorandum, the Company was obligated to make a filing with a stock exchange to list the Company’s shares. The Company was to make such filing by a listing deadline and have stock exchange approval by a listing approval deadline. In the event the Company was unable to meet to deadlines, the investors in the Offering would be entitled to one additional share of common stock for each share purchased in the Offering provided, however, that such deadlines and obligations of the Company to issue additional shares would be extended for so long as the Company was able to demonstrate to the reasonable satisfaction of the Placement Agent, which consent shall not be reasonably withheld that it had acted in good-faith in attempting to list such securities which included responding to comments from such exchange. The Company believes it has acted in good-faith and has no obligation. No litigation has been filed by Spartan at this time or any of the stockholders in connection with the matter. For more information, see Note 18 Subsequent events.

In 2020, Synacor, Inc commenced an action against MediaHouse, LLC, Inform, Inc. and the Company, alleging approximately $230,000 was owed based on invoices provided in 2019 in respect to that certain Content Provider & Advertising Agreement with MediaHouse. The Company has filed an answer and defenses and intends to defend the alleged claims. This is recorded as an accrued liability as of December 31, 2020. For more information, see Note 18 Subsequent events.

A former employee of the Company filed a suit against the Company MediaHouse, Inc., and Gregory A. Peters, a former Executive, (the “Defendants”) alleging two counts of defamation. Any potential losses associated with this matter cannot be estimated at this time.

Bright Mountain has been sued by plaintiffs Joey Winshman, Eli Desatnik and Nadav Slutzy (“Plaintiffs”) in a lawsuit filed in the United States District Court for the Southern District of Florida on December 17, 2021 (the “Lawsuit”). Plaintiffs allege that BMM defaulted on its obligations to Plaintiffs under three promissory notes that arose from the merger between Bright Mountain Israel Acquisition Ltd., a wholly owned subsidiary of Bright Mountain, and Slutzky & Winshman Ltd. Plaintiffs seek to recover from Bright Mountain the principal balance of the promissory notes, interest, attorney’s fees, and costs. Discovery in the Lawsuit is underway and the parties continue to intermittently explore the possibility of settlement.

Encoding.com, Inc. (“Encoding”) was a former digital media customer of MediaHouse. Encoding had a long overdue outstanding receivable from MediaHouse’s predecessor company, Inform, Inc. MediaHouse did not assume the liability at acquisition. In 2020, the Company and Encoding agreed to settle the overdue receivable through the issuance of 175,000 warrants to purchase Company stock with a $1.00 exercise price. This was recorded as an accrued liability as of December 31, 2020 and the warrants were issued in 2021.

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

At December 31, 2021 and 2020, there were 0 and 1,200,000 shares of Series A-1 Stock, 125,000 and 2,500,000 shares of Series E Stock, and 0 and 4,344,017 shares of Series F Stock issued and outstanding, respectively. There are no shares of Series B Stock, Series B-1 Stock, Series C Stock or Series D Stock issued and outstanding.

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

In 2021, 7,919,017 shares of Series A-1, E and F convertible preferred stock were converted to 7,919,017 common shares.

Dividends paid for Series A-1, E and F Convertible Preferred Stock were $2,522 and $63,136 for the years ended December 31, 2021 and 2020, respectively. Total preferred stock dividend accrued amounted to $691,861 and $363,460 for the years ended December 31, 2021 and 2020, respectively.

NOTE 13 – COMMON STOCK

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

Stock Issued for cash

During the year ended December 31, 2021, the Company did not sell any of its securities through a private placement.

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

Stock issued for services

During the year ended December 31, 2021, the Company issued 13,330,516 shares of our common stock for the following concepts:

	Shares (#)	Value
Shares issued to Centre Lane related to debt financing	12,650,000	$1,129,467
Services rendered	176,250	1,762
Options exercised by employees	100,000	13,900
Warrants exercised	25,000	10,000
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	379,266	606,826
Total	13,330,516	$1,761,955

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

Stock issued for acquisitions

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

Stock issued for conversion of preferred shares

On August 31, 2021, the Company converted 7,919,017 of preferred shares to 7,919,017 common shares.

NOTE 14 – SHARE-BASED COMPENSATION

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

As of December 31, 2021, 697,000 shares, 567,000 shares, 859,000 shares and 4,761,773 shares were remaining for future issuance under the 2011 Plan, 2013 Plan, 2015 Plan and 2019 Plan, respectively.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Employee stock options granted under the plan generally vest ratably over a four-year period and expire on the tenth anniversary of their issuance. Restricted Stock Awards (“RSAs”) granted under the plan generally vest in four equal annual installments beginning one year after the date of grant.

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

The following table summarizes the assumptions the Company utilized to record compensation expense for stock options granted during the years ended December 31, 2021 and 2020:

Assumptions:	2021	2020
Expected term (years)	6.25	6.25
Expected volatility	94%-96%	127%
Risk-free interest rate	0.67%	0.31 – 0.51%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

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

The Company recorded $207,272 and $181,549 of stock option expense for the year ended December 31, 2021 and 2020, respectively. The stock option expense for year ended December 31, 2021 and 2020 has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of December 31, 2021, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $205,773 to be recognized over a weighted-average period of 1.85 years.

A summary of the Company’s stock option activity during the year ended December 31, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2020	1,375,227	$0.76	4.1	$3,201,237
Granted	650,000	0.48	8.4	-
Exercised	(100,000)	-	-	-
Forfeited	(200,000)	-	-	-
Expired	(310,000)	-	-	-
Balance Outstanding, December 31, 2021	1,415,227	$0.62	6.2	$-
Exercisable at December 31, 2021	732,364	$0.70	3.5	$-

Summarized information with respect to options outstanding under the Plans at December 31, 2021 and 2020, respectively, is as follows:

	Options Outstanding at December 31, 2021			Options Exercisable
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
0.01 - 0.13	650,000	$0.01	9.7	25,000	$0.01
0.25 - 0.49	126,000	$0.28	0.7	126,000	$0.28
0.50 - 0.85	501,000	$0.69	3.5	501,000	$0.69
0.86 - 1.75	138,227	$1.64	7.9	80,364	$1.63
	1,415,227	$0.43	6.5	732,364	$0.70

	Options Outstanding at December 31, 2020			Options Exercisable
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
0.14 – 0.24	410,000	$0.14	0.0	410,000	$0.13
0.25 – 0.49	126,000	$0.28	1.7	126,000	$0.28
0.50 – 0.85	501,000	$0.69	4.5	513,500	$0.69
0.86 – 1.74	138,227	$1.64	8.9	36,432	$1.64
1.75	100,000	$1.75	8.5	25,000	$1.75
2.10	100,000	$2.10	0.0	–	$–
	1,375,227	$0.76	4.1	1,110,932	$0.49

Restricted Stock Awards

The Company recognized compensation expense for 176,250 RSAs granted to independent directors amounting to $1,762 for the year ended December 31, 2021.

The Company recognized compensation expense for 130,081 RSAs granted to independent directors of the Company and former employees of MediaHouse amounting to $405,943 for the year ended December 31, 2020. The restrictions on these share awards were for 1 year, hence they lapsed in November and December 2021, respectively.

Shares held in escrow

As part of the Company’s acquisition of the Oceanside, the Company assumed the existing S&W Option plan (“Israel Sub Plan”). The Israel Sub Plan was cancelled the and the 26 individuals who were participants in the plan had their options under the Israel Sub Plan converted into options to purchase stock of the Company, with their original vesting period. The grant date was determined to be the acquisition date and the stock price on the acquisition date of $1.60 was determined to be the grant price. As of the acquisition date, there were a total of 546,773 shares that will be issued between acquisition date and March 31, 2023.

Warrants

At December 31, 2021, we had 35,823,316 common stock warrants outstanding to purchase shares of our common stock with an exercise price ranging between $0.65 and $1.00 per share. A summary of the Company’s warrants outstanding as of December 31, 2021 and 2020, respectively is presented below:

Warrants as of December 31, 2021	Number	Gross cash proceeds
Exercise Price	Outstanding	if exercised
$1.00	4,817,308	$4,817,308
$0.65	15,550,000	$10,107,500
$0.75	15,456,008	$11,592,006
	35,823,316	$26,516,814

Warrants as of December 31, 2020	Number	Gross cash proceeds
Exercise Price	Outstanding	if exercised
$1.00	4,817,308	$4,817,308
$0.65	15,575,000	$10,123,750
$0.75	15,456,008	$11,592,006
	35,848,316	$26,533,064

During 2021, a total of 25,000 warrants were exercised in a cashless transaction with exercise prices of $0.65 and $1.00 per share.

During 2020, a total of 2,027,003 warrants were exercised in a cashless transaction with exercise prices of $0.65 and $1.00 per share.

NOTE 15 – LOSS PER SHARE

Basic loss per share is calculated by dividing net loss for the year by the weighted average number of common shares outstanding for the period. In both 2021 and 2020, net loss was reduced by deemed dividends of $241,903 and $363,460, respectively, to calculate basic loss per share. In computing dilutive loss per share, basic loss per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, convertible preferred stock and warrants. Because both periods reported a net loss, dilution is not considered and basic loss per share equals diluted loss per share.

The following common stock equivalents have been excluded from the calculation as their effect is anti-dilutive:

	December 31,
	2021	2020
Common stock equivalent from:
Stock options	1,415,227	1,375,227
Warrants	35,823,316	35,848,316
Convertible preferred stock	125,000	8,044,017
Convertibles notes payable	200,000	200,000

From a dilutive perspective, existing cashless warrants, when converted, will result in a lower number of common shares.

NOTE 16 – RELATED PARTY TRANSACTIONS

As discussed in Note 11, notes payable to the CEO amounted to $53,729 and $39,728 as of December 31, 2021 and 2020 respectively, and are reported net of their unamortized debt discount of $26,271 and $40,272 as of December 31, 2021 and 2020, respectively. See Note 11 further discussion on these notes payable.

We paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock amounting to $0 and $54,922 to the CEO in 2021 and 2020, respectively, and $5,000 and $5,100 to Mr. Richard Rogers, a former member of the board of directors, in 2021 and 2020, respectively.

Centre Lane Partners Master Credit Fund II, L.P. (“Center Lane Partners”), who sold the Company the Wild Sky business in June 2020 (see Note 3) has partnered and assisted the Company from a liquidity perspective during 2021. This relationship has been determined to qualify as a related party. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

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

On August 12, 2021, the Company and certain of its subsidiaries entered into a Third amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Third Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $500,000, in the aggregate. This term loan shall be repaid by February 28, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $250,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 2.0 million common shares to Centre Lane Partners as part of this transaction.

On August 31, 2021, the Company and certain of its subsidiaries entered into a Fourth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fourth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of approximately $1,100,000, in the aggregate. This term loan shall be repaid by February 28, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $550,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On October 8, 2021, the Company and certain of its subsidiaries entered into a Fifth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fifth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $725,000, in the aggregate. This term loan shall be repaid by February 28, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $800,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On November 5, 2021, the Company and certain of its subsidiaries entered into a Sixth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Sixth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $800,000, in the aggregate. This term loan shall be repaid by February 28, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $800,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. This amendment required the Company to issue 7,500,000 shares of the Company’s common stock to Centre Lane Partners prior to November 30, 2021.

On December 23, 2021, the Company and certain of its subsidiaries entered into a Seventh amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Seventh Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $500,000, in the aggregate. This term loan shall be repaid by February 28, 2022. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $500,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment. See Note 18 for amendments to the Amended and Restated Senior Secured Credit Agreement subsequent to December 31, 2021.

The accumulated gross debt discount as of December 31, 2021 totaled $8,200,476 and will be amortized into the consolidated statement of operations and included in the interest expense – related party over the remaining life of the loan or until the next debt modification or extinguishment is determined. Interest expense for note payable to related party for the year ended December 31, 2021 and 2020 was $2,128,179 and $0, respectively.

The total related party debt owed to Centre Lane Partners was $26,334,064 and $16,451,905 as of December 31, 2021 and 2020. The debt owed to Centre Lane Partners is reported net of their unamortized debt discount of $3,853,822 and $0 as of December 31, 2021 and 2020. For further clarification, please see Note 9, Notes Payable.

During the year ended December 31, 2021 and 2020, we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $5,000 and $60,022, respectively held by affiliates of the Company.

The unsecured and interest free Closing Notes of $750,000 related to the Oceanside acquisition were recorded ratably as compensation expense into the consolidated statement of operations over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the First Closing Note and thereby defaulted on its obligation and the Second Closing Note accelerated to become payable as of August 15, 2020. Upon default, the Closing Notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense-related party. For the year ended December 31, 2021, $135,000 of interest expense-related party was recorded.

NOTE 17 – INCOME TAXES

The Company is subject to federal and various state income taxes in the U.S. as well as income taxes in various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) was signed into law and it amended some of the tax provisions introduced by the Tax Cuts and JOBS Act previously enacted on December 22, 2017. Specifically, the CARES Act temporarily relaxed the business interest limitation for tax years 2019 and 2020, and temporarily eliminated the 80% taxable income limitation for net operating loss deductions and provided a five-year carryback for net operating losses generated in tax years 2018, 2019, and 2020. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was signed into law and largely extended and expanded many of the provisions introduced by the CARES Act, and also included extensions for expiring tax deductions, credits, and incentives that were scheduled to expire on December 31, 2020. Notable provisions of the CAA included changes to the Paycheck Protection Program including legislation concluding that expenses used to obtain loan forgiveness are tax deductible.

The Company evaluated the various aspects of the Act and determined that it was eligible for the Paycheck Protection Program (PPP Loan). Two PPP Loans were received in 2020, one for $1,706,735 and one for $464,800. These were forgiven during 2021 and the CODI from these loans were deemed excludable from taxable income and therefore deducted as a permanent book tax difference. The Company took two additional PPP Loans out during 2021 for $841,540 and $295,600. Of these, the $841,540 loan has been forgiven in March 2022, and its corresponding CODI will be excluded from taxable income in 2022. If the $295,600 loan is forgiven in subsequent years, the CODI will be excludable from taxable income, consistent with the treatment in the current year.

The Company’s loss before income taxes consists of the following:

	Year ended December 31,
	2021	2020

United States	$(11,001,991)	$(53,116,100)
Foreign	(998,246)	(20,165,836)
Total loss before provision for income taxes	$(12,000,237)	$(73,281,936)

The provision for income taxes consists of the following:

	Year ended December 31,
	2021	2020

Deferred
Federal	$–	$(192,561)
State	–	(55,017)
Foreign	–	(319,936)
	–	(567,514)

Discontinued Operations
Deferred:
Federal	–	–
State	–	–
	–	–
Total	–	–

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	2021		2020
	Amount	Rate	Amount	Rate

Federal tax expense (benefit) at the statutory rate from continuing operations	$(2,520,050)	21.00%	$(15,389,206)	21.00%
State tax benefit, net of federal income tax benefit	(754,285)	6.29%	(1,436,416)	1.96%
PPP loan forgiveness	(456,022)	3.80%	–	–%
Other adjustments	(9,228)	0.08%	–	–%
Effect of foreign taxes	52,080	(0.43)%	1,007,969	(1.38)%
Transaction costs	21,837	(0.18)%	271,423	(0.37)%
Impairment	–	–%	7,929,074	(10.82)%
Stock compensation	234,172	(1.95)%	113,862	(0.16)%
Other permanent differences	69,900	(0.58)%	(138,526)	0.19%
Change in valuation allowance	3,361,596	(28.03)%	7,074,306	(9.65)%
Total tax provision (benefit)	–	–%	(567,514)	0.77%

The goodwill and intangible impairments recorded during the year ended December 31, 2020, are non-deductible for tax purposes. As the Company does not have significant tax basis in the impaired goodwill, in accordance with ASC 740, there was historically no deferred taxes recorded for the goodwill basis difference, therefore, the goodwill impairment charge results in a permanent difference and a reconciling item in the 2020 effective tax rate.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020, are as follows:

	Year ended December 31,
	2021	2020

Deferred tax assets:
Net operating loss carryforward	$14,268,960	$11,329,880
Other	675,523	417,728
Total gross deferred tax assets	14,944,483	11,747,608
Less: Deferred tax asset valuation allowance	(14,937,665)	(11,579,703)
Total net deferred tax assets	$6,818	$167,905

Property and equipment	(6,818)	(24,238
Intangible assets	–	(143,667)
Net deferred tax liability	$–	$–

As of December 31, 2021, the Company had U.S. federal net operating loss carryforwards of $50.2 million that expire at various dates from 2030 through 2038, and includes $39.9 million that have an unlimited carryforward period. As of December 31, 2021, the Company had state and local net operating loss carryforwards of $54.4 million that expire at various dates from 2030 through 2041, and includes $14.0 million that have an unlimited carryforward period. As of December 31, 2021, the Company had foreign net operating loss carryforwards of $4.2 million primarily in Israel that have an unlimited carryforward period.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the historical earnings history of the Company and its foreign subsidiaries, the net deferred tax assets less deferred tax liabilities for 2021 were fully offset by the deferred tax liability and a 100% valuation allowance on the remaining balance. Based on all available evidence, management determined that is it more likely than not that the Company’s net deferred tax assets will not be realized. As a result, the Company continues to maintain a full valuation against its net deferred tax assets. For the years that ended December 31, 2021 and December 31, 2020, the change in the valuation allowance was an increase of approximately $3.4 million and an increase of approximately $10.7 million, respectively.

During 2020, the Company completed the acquisitions of Wild Sky. In connection with the acquisition of Wild Sky, the Company recorded additional net deferred tax assets of $3.3 million primarily related to estimated NOLs incurred by Wild Sky Media prior to the acquisition. In addition, a valuation allowance of $3.6 million was recorded against Wild Sky Media’s deferred tax assets due to limitations on the ability to utilize their NOLs stemming the timing of the reversals of the deferred tax liabilities from the intangibles. The net impact of the above adjustments, which totaled a net DTL of $0.2 million was recorded as an adjustment to goodwill in acquisition accounting.

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

The Company records tax positions as liabilities and adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021 and 2020, the Company has not recorded any liabilities for uncertain tax positions in its consolidated financial statements.

The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2021 and 2020, no accrued interest or penalties are recorded on the balance sheet, and the Company has not recorded any related expenses.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2018 to the present in the U.S. and from 2019 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

NOTE 18 – SUBSEQUENT EVENTS

Between January 26, 2022 and June 10, 2022, the Company and certain of its subsidiaries entered into seven amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional loan amount of $2.7 million, in the aggregate. This term loan matures on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $468 thousand which will be added and capitalized to the principal amount of the original loan and the original loan terms apply.

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

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan will be presented for stockholder approval at the Company’s 2022 Annual Meeting of Stockholders. The Stock Option Plan provides for the grants of awards to eligible employees, directors and consultants in the form of stock options. stock. The Stock Option Plan is the successor to the Company’s prior stock option plans and accordingly no new grants will be made under the prior plans from and after the date hereof. The Stock Option Plan is a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock.

