Form 10-Q
period 2022-03-31
Bright Mountain Media, Inc.
filed 2022-06-30
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of June 24, 2022 there were 149,159,461 shares of the issuer’s shares outstanding.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, including the Part II, Item 2, our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on June 13, 2022 and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “first quarter of 2022” refers to the three months ended March 31, 2022, “first quarter of 2021” refers to the three months ended March 31, 2021, and “2021” refers to the year ended December 31, 2021. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$575,281	$781,320
Accounts receivable, net of allowance for doubtful accounts of $767,395 and $495,396, at March 31, 2022 and December 31, 2021, respectively	2,686,897	3,550,126
Note receivable, net	14,957	21,415
Prepaid expenses and other current assets	885,361	904,716
Total current assets	4,162,496	5,257,577

Property and equipment, net	58,587	65,122
Website acquisition assets, net	3,600	4,000
Intangible assets, net	5,668,668	6,064,535
Goodwill	19,645,468	19,645,468
Prepaid services/consulting agreements – long term	189,882	284,825
Other assets	242,565	242,686
Total assets	$29,971,266	$31,564,213
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,455,898	$8,459,561
Accrued expenses	3,206,208	3,764,665
Accrued interest to related party	1,199,694	640,255
Premium finance loan payable	212,178	334,284
Deferred revenues	860,417	1,162,425
Long term debt, current portion	295,600	1,387,140
Long term debt to related parties, current portion, net	-	7,316,402
Other current liabilities	84,645	5,052

Total current liabilities	14,314,640	23,069,784

Long term debt to related parties, net	24,190,054	15,217,569
Total liabilities	38,504,694	38,287,353

Commitments and Contingencies

Shareholders’ deficit
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized:
Series A-1, 2,000,000 shares designated, no shares issued and outstanding at March 31, 2022 and December 31, 2021	–	–
Series B-1, 6,000,000 shares designated, no shares issued and outstanding at March 31, 2022 and December 31, 2021	–	–
Series E, 2,500,000 shares designated, 125,000 shares issued and outstanding at March 31, 2022 and December 31, 2021; liquidation preference of ($0.40 per share)	1,250	1,250
Series F, 4,344,017 shares designated, no shares issued and outstanding at March 31, 2022 and December 31, 2021	–	–

Common stock, par value $0.01, 324,000,000 shares authorized, 149,984,636 and 149,810,383 issued and 149,159,461 and 148,985,208 outstanding at March 31, 2022 and December 31, 2021, respectively	1,499,847	1,498,104
Treasury stock, at cost; 825,175 shares at March 31, 2022 and December 31, 2021	(219,837)	(219,837)
Additional paid-in capital	98,433,692	98,128,947
Accumulated deficit	(108,260,922)	(106,144,065)
Accumulated other comprehensive income	12,542	12,461
Total shareholders’ deficit	(8,533,428)	(6,723,140)
Total liabilities and shareholders’ deficit	$29,971,266	$31,564,213

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenues
Advertising	$3,459,164	$2,399,720

Cost of revenue
Advertising	1,690,615	1,366,843
Gross profit	1,768,549	1,032,877

Selling, general and administrative expenses	3,887,359	4,274,434

Loss from operations	(2,118,810)	(3,241,557)

Other income (expense)
Gain on forgiveness of PPP loan	841,540	1,706,735
Other income (expense)	(157)	121,830
Interest expense	(13)	(260,995)
Interest expense - related party	(839,417)	(35,288)
Total other income, net	1,953	1,532,282

Net loss before tax	(2,116,857)	(1,709,275)

Income tax benefit	–	–

Net loss	(2,116,857)	(1,709,275)

Dividends
Series A-1, Series E, and Series F preferred stock	(1,233)	(88,976)

Net loss attributable to common shareholders	$(2,118,090)	$(1,798,251)

Other comprehensive income (loss)	$81	$(31,289)

Comprehensive loss	$(2,118,009)	$(1,829,540)

Basic and diluted net loss per common share	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	149,101,377	118,979,833

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Three Months Ended March 31, 2022 and 2021

(unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2021	125,000	$1,250	149,810,383	$1,498,104	(825,175)	$(219,837)	$98,128,947	$(106,144,065)	$12,461	$(6,723,140)
Net loss	—	—	—	—	—	—	—	(2,116,857)	—	(2,116,857)
Series E preferred stock dividend	—	—	—	—	—	—	(1,233)	—	—	(1,233)
Stock option vesting expense	—	—	—	—	—	—	28,916	—	—	28,916
Issuance of common stock:
To Oceanside personnel as part of acquisition agreement	—	—	174,253	1,743	—	—	277,062	—	—	278,805
Adjustment from foreign currency translation, net	—	—	—	—	—	—	—	—	81	81
Balance, March 31, 2022 (unaudited)	125,000	$1,250	149,984,636	$1,499,847	(825,175)	$(219,837)	$98,433,692	$(108,260,922)	$12,542	$(8,533,428)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2020	8,044,017	$80,440	118,162,150	$1,181,622	(825,175)	$(219,837)	$96,427,166	$(93,932,080)	$(22,665)	$3,514,646
Net loss	—	—	—	—	—	—	—	(1,709,275)		(1,709,275)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(88,978)	—	—	(88,978)
Stock option vesting expense							68,294			68,294
Issuance of common stock:
Options exercise	—	—	100,000	1,000	—	—	12,900	—	—	13,900
Warrants exercise			25,000	250			9,750			10,000
Adjustment from foreign currency translation, net									(8,624)	(8,624)
To Oceanside personnel as part of acquisition agreement	—	—	379,266	3,793	—	—	603,033	—	—	606,826
Balance, March 31, 2021 (unaudited)	8,044,017	$80,440	118,666,416	$1,186,665	(825,175)	$(219,837)	$97,032,165	$(95,641,355)	$(31,289)	$2,406,789

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,116,857)	$(1,709,275)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,385	18,047
Amortization of debt discount	279,978	3,452
Amortization	396,267	396,266
Stock option compensation expense	28,916	68,294
Stock compensation for Oceanside shares	116,744	606,825
Gain on forgiveness of PPP loan	(841,540)	(1,706,735)
Write off doubtful accounts	-	(291,990)
Warrant expense for services rendered	-	10,000
Provision for bad debt	271,355	6,096
Changes in operating assets and liabilities:
Accounts receivable	591,955	3,963,976
Prepaid expenses and other current assets	114,298	163,999
Other assets	121	(6,723)
Right of use asset and lease liability	-	(128)
Accounts payable	55,185	(1,561,413)
Accrued expenses	(398,862)	(218,071)
Accrued interest – related party	559,439	35,287
Deferred revenues	(302,008)	-
Net cash used in operating activities	(1,241,624)	(222,093)

Cash flows from investing activities:
Purchase of property and equipment	-	(6,564)
Net cash (used in) provided by investing activities	-	(6,564)

Cash flows from financing activities:
Payments of premium finance loan payable	(122,106)	(105,600)
Proceeds from stock option exercises	-	13,900
Dividend payments	1,233	1,261
Principal payments received (funded) for notes receivable	6,458	(6,458)
Proceeds from debt financing	1,400,000	-
Repayments of debt	(250,000)	-
Proceeds from PPP loan	-	1,137,140
Net cash provided by financing activities	1,035,585	1,040,243

Net (decrease) increase in cash and cash equivalents	(206,039)	811,586
Cash and cash equivalents at the beginning of period	781,320	736,046
Cash and cash equivalents at end of period	$575,281	$1,547,632

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

March 31, 2022

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for Interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of common shares to Oceanside to settle share liability	$162,061	$-

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 2 - GOING CONCERN.

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period. This determination was based on the following factors: (i) The Company has sustained a net loss of $2,116,857; (ii) used cash from operating activities of $1,241,624 for the three months ended March 31, 2022; (iii) has an accumulated deficit of $108,260,922 at March 31, 2022; (iv) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (v) the Company will require additional financing for the fiscal year ending December 31, 2022 to continue at its expected level of operations; and (vi) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period and for one year from the issuance of these condensed consolidated financial statements.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. The accompanying unaudited financial statements for the three months ended March 31, 2022 and 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The condensed consolidated balance sheet information as of December 31, 2021 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on June 13, 2022. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

March 31, 2022

(unaudited)

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

Leases

The Company records leases in accordance with FASB ASC Topic 842, Leases.

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease terms. Since the Company’s lease agreements does not provide an implicit rate, the Company estimated an incremental borrowing rate based on the information available in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are all maintained in bank accounts in the U.S. and other foreign countries in which the Company operates. Cash maintained in bank accounts outside of the U.S. is not significant. At March 31, 2022 and December 31, 2021, the Company had $575,281 and $781,320, respectively, in cash and cash equivalents.

Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Thailand and Israel, which are not insured. During the three months ended March 31, 2022 and 2021, and the year ended December 31, 2021, we have not incurred material losses on these uninsured accounts. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s financial instruments (in thousands):

	Level in Fair	March 31, 2022		December 31, 2021
	Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

PPP Loan	2	$295,600	$295,600	$1,137,140	$1,137,140
Long-term debt to related parties	3	$28,216,564	$28,216,564	$26,414,064	$26,414,064
Non-interest bearing BMLLC acquisition debt	2	$-	$-	$250,000	$250,000

The following are the major categories of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2022 and December 31, 2021:

Fair Value measurement using Level 3

Total long term debt at December 31, 2020	$16,916,705
Reclassification (1)	(464,800)
Total long term debt at March 31, 2021	16,451,905

Total long term debt to related parties at December 31, 2021	$22,533,971
Addition: Related party debt (2)	1,400,000
Decrease: Related party debt amortization (3)	256,083
Total long term debt to related parties at March 31, 2022	$24,190,054

(1)	Related to reclassification of Bright Mountain PPP loan
(2)	Centre Lane debt financing from January 1, 2022 through March 31, 2022
(3)	Debt discount additions and debt discount amortization on related party financings for the three months ended March 31, 2022

Off-balance sheet arrangements

Notes Payable and related potential liabilities are excluded from the balance sheet when there are significant uncertainties associated with the likelihood that the liabilities will be paid in full or until such time that the amount of the liability can be reasonably determined or estimated. There are no off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of March 31, 2022 and December 31, 2021, the Company has recorded an allowance for doubtful accounts of $767,395 and $495,396, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements.

Website Development Costs

The Company accounts for its website development costs in accordance with FASB ASC Topic 350-50, Website Development Costs. These costs, if any, are included in intangible assets in the accompanying condensed consolidated balance sheets. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated life of five years.

As of March 31, 2022 and December 31, 2021, all website development costs have been expensed. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business.

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

Stock-Based Compensation

The Company accounts for share-based compensation related to instruments issued to employees and non-employees under GAAP, which requires the measurement and recognition compensation costs for all equity-based payment awards based on estimated fair values. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model. Share-based compensation expense is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. We have elected to account for forfeitures as they occur.

Advertising, Marketing and Promotion Costs

Advertising and marketing expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2022 and 2021, advertising, marketing and promotion expense was $5,709 and $12,615, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Foreign currency translation

Assets and liabilities of the Company’s Israeli subsidiary are translated from Israeli shekels to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period will be included in our statements of comprehensive income. Based on the foreign subsidiaries’ activities the impact of the currency exchange is immaterial for the three months ended March 31, 2022 and 2021.

Income Taxes

The Company follows the provisions of FASB ASC Topic 740-10, Income Taxes – Overall (“ASC 740-10”). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax expenses are recognized as tax expenses in the Statement of Operations and comprehensive loss.

As of March 31, 2022, tax years 2018 through 2021 remain open for Internal Revenue Service (“IRS”) audit. The Company has not received any notice of audit or notifications from the IRS for any of the open tax years.

Concentrations

The Company generates revenues from through Ad Exchange Networks and through our Owned and Operated Ad Exchange Network. There was one customer who accounted for approximately 24.3% of the revenues for the three months ended March 31, 2022. No other customer was over 10% of revenues for the three months ended March 31, 2022. There was only one customer which accounted for greater than 10% of the revenue with approximately 11.3% for the three months ended March 31, 2021.

As of March 31, 2022, one customer accounted for more than 10% of the accounts receivable balance, at 24.3%. As of December 31, 2021, two customers accounted for more than 10% of the accounts receivable balance, at 13.1% and 12.0%. As of March 31, 2022, one vendor accounted for more than 10% of the accounts payable, at 11.2%. As of December 31, 2021, one vendor accounted for more than 10% of the accounts payable balance, at 11.2%.

Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Thailand, which are not insured. During the three months ended March 31, 2022 and 2021, we have not incurred material losses on these uninsured accounts. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Concentration of Funding

Historically, the Company had a large portion of the funding provided through the sale of shares of the Company’s common stock with related warrants; however, during the three months ended March 31, 2022 and 2021 no funding through the sale of shares occurred.

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

March 31, 2022

(unaudited)

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

NOTE 4 – PREPAID COSTS AND EXPENSES.

At March 31, 2022 and December 31, 2021, respectively, prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid insurance	$300,423	$427,461
Prepaid consulting service agreements – Spartan (1)	386,581	379,775
Prepaid software	127,025	-
Prepaid expenses – other	71,332	97,480
Prepaid expenses and other current assets	$885,361	$904,716

(1)	Spartan Capital is a broker-dealer that has assisted the Company with a range of services including capital raising activities, M&A advisory, and consulting services. The Company has a five-year agreement with Spartan Capital for the provision of such services and any prepayments made under the terms of this agreement starting October 2018 were capitalized and amortized over the remaining life of the agreement.

NOTE 5 – PROPERTY AND EQUIPMENT.

At March 31, 2022 and December 31, 2021, respectively, property and equipment consisted of the following:

	Estimated Useful Life (Years)	March 31, 2022	December 31, 2021
Furniture and fixtures	3-5	$40,665	$38,728
Computer equipment	3	123,880	176,624
Total property and equipment		164,545	215,352
Less: accumulated depreciation		(105,958)	(150,230)
Total property and equipment, net		$58,587	$65,122

Depreciation expense for the three months ended March 31, 2022 and 2021, was $3,385 and $18,047, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 6 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At March 31, 2022 and December 31, 2021, respectively, website acquisitions, net consisted of the following:

	March 31, 2022	December 31, 2021
Website acquisition assets	$1,124,846	$1,124,846
Less: accumulated amortization	(920,850)	(920,450)
Less: cumulative impairment loss	(200,396)	(200,396)
Website Acquisition Assets, net	$3,600	$4,000

At March 31, 2022 and December 31, 2021, respectively, intangible assets, net consisted of the following:

	Useful Lives	March 31, 2022	December 31, 2021
Trade name	5 years	$3,749,600	$3,749,600
Customer relationships	5 years	16,184,000	16,184,000
IP/Technology	5 years	7,223,000	7,223,000
Non-compete agreements	3-5 years	1,154,500	1,154,500
Total Intangible Assets		$28,311,100	$28,311,100
Less: accumulated amortization		(6,155,503)	(5,759,636)
Less: accumulated impairment loss		(16,486,929)	(16,486,929)
Intangible assets, net		$5,668,668	$6,064,535

Amortization expense for the three months ended March 31, 2022 and 2021 was $396,267 and $396,266, respectively, related to both the website acquisition costs and the intangible assets.

NOTE 7 – GOODWILL

The following table represents the allocation of Goodwill as of December 31, 2021 and March 31, 2022:

	Owned & Operated	Ad Network	Total
December 31, 2021	$9,725,559	$9,919,909	$19,645,468
March 31, 2022	$9,725,559	$9,919,909	$19,645,468

Goodwill is tested for impairment at least annually and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value of the Goodwill associated with the reporting unit exceeds the implied value of the Goodwill associated with the reporting unit. The periods ended March 31, 2022 and December 31, 2021 have been marked by the COVID-19 global pandemic when many companies in various industries were forced to restructure their advertising budgets and spending. This is evidenced by the reduced revenues from our customers in comparison with the 2019 year. The fair value of the respective reporting units was determined based on both the Income Approach (Discount Cash Flows) and the Market Multiples Approach.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 8 – ACCRUED EXPENSES.

At March 31, 2022 and December 31, 2021, respectively, accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Accrued salaries and benefits	$1,259,169	$1,459,299
Accrued dividends	691,450	691,861
Accrued traffic settlement(1)	10,254	10,254
Accrued legal settlement(2)	216,101	81,101
Accrued legal fees	174,878	182,537
Accrued other professional fees	255,920	592,421
Share issuance liability(4)	27,012	189,067
Accrued warrant penalty(3)	366,899	366,899
Accrued Value-Added Tax payable	49,207	-
Other accrued expenses	155,318	191,226
Total accrued expenses	$3,206,208	$3,764,665

(1)	The Company negotiates with its publishing partners regarding questionable traffic to arrive at traffic settlements.
(2)	Accrued legal settlement related to the Encoding legal matter. See Note 10.
(3)	The Company has sold units of its securities to various investors in several private placements. As part of each private placement, the Company agreed to file a registration statement with the SEC to register the resale of the shares by the respective holder in order to permit the public resale; such filing deadlines ranged from 120 to 270 days following the closing date of the respective placement and the Company was liable to pay a penalty fee for failure to file the resale registration statement within the allotted timeframe.
(4)	Share issuance liability related to issuance of the Company’s common stock in connection with the Oceanside, MediaHouse and Wild Sky acquisitions and Oceanside employee share issuances.

NOTE 9 – NOTES PAYABLE

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

Effective June 1, 2020, the Company entered into a membership interest purchase agreement to acquire 100% of Wild Sky (the “Purchase Agreement”). The seller issued a first lien senior secured credit facility totaling $16,451,905, which consisted of $15,000,000 of initial indebtedness, repayment of Wild Sky’s existing accounts receivable factoring facility of approximately $900,000 and approximately $500,000 of expenses. The note bears interest at a rate of 6.0% per annum. Per the credit facility with the seller, our loan payments begin December 1, 2021. There is no prepayment penalty associated with this credit facility. Certain future capital raises do require partial or full prepayments of the credit facility. The membership interest purchase included a requirement that the opinion of the financial statements as of and for the year ended December 31, 2021 not include a “going concern opinion.” The Company defaulted on this requirement and on April 26, 2021, the Company obtained a waiver of this requirement from the lender. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023.

On April 26, 2021, the Company and certain of its subsidiaries entered into a First Amendment to Amended and Restated Senior Secured Credit Agreement (the “First Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020 (the “Credit Agreement”). The Credit Agreement was amended to permit the Company to raise up to $6,000,000 of total cash proceeds from the sale of its preferred stock prior to December 31, 2021 without having to make a mandatory prepayment of the loans (the “Loans”) under the Credit Agreement. The interest rate on the Loans after April 26, 2021 was increased to 10.00% per annum from 6.00%, which can continue to be paid in-kind in lieu of cash payment. In addition, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum. In addition, the Company has issued 150,000 common shares to Centre Lane Partners as part of this transaction. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

On May 26, 2021, the Company and certain of its subsidiaries entered into a Second amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Second Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $1.5 million, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $0.750 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 3.0 million common shares to Centre Lane Partners as part of this transaction.

On August 12, 2021, the Company and certain of its subsidiaries entered into a Third amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Third Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $0.5 million, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $0.250 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 2.0 million common shares to Centre Lane Partners as part of this transaction.

On August 31, 2021, the Company and certain of its subsidiaries entered into a Fourth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fourth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $1.1 million, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $0.550 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On October 8, 2021, the Company and certain of its subsidiaries entered into a Fifth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fifth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $725,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $800,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On November 5, 2021, the Company and certain of its subsidiaries entered into a Sixth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Sixth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $800,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $800,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. This amendment required the Company to issue 7,500,000 shares of the Company’s common stock to Centre Lane Partners prior to November 30, 2021.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

On December 23, 2021, the Company and certain of its subsidiaries entered into a Seventh amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Seventh Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $500,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $500,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On January 26, 2022, the Company and certain of its subsidiaries entered into a Eighth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Eighth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $350,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $350,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On February 11, 2022, the Company and certain of its subsidiaries entered into a Ninth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Ninth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $250,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $12,500 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment. Per the tenth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners, the interest rate on this term loan was increased to 12% from 10%

On March 11, 2022, the Company and certain of its subsidiaries entered into a Tenth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Tenth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $300,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $15,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment. Additionally, per the Tenth Amendment, original loan and amendments one through eight now have maturity dates of June 30, 2025, with quarterly payments of 2.5% of outstanding principal beginning on June 30, 2023. Amendments nine through fourteen have a maturity date of June 30, 2023.

On March 25, 2022, the Company and certain of its subsidiaries entered into an Eleventh amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Eleventh Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $500,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $25,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment. See Note 15 for amendments to the Amended and Restated Senior Secured Credit Agreement subsequent to March 31, 2022.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

As part of these transactions and given that Centre Lane was determined to be a related party, an independent fair value analysis was performed by the Company and all related transactions were recorded accordingly. As of the First Amendment dated April 26, 2021, the Company evaluated the debt for extinguishment or debt modification under FASB ASC Topic 470-50, Debt – Modifications and Extinguishments, and determined extinguishment was applicable. Under the rules, the Company extinguished the debt, which included the capitalized interest through April 26, 2021, and recorded it net of the debt discount, including all applicable fees and stock issuances. The debt discount determined for the First Amendment totaled $2,363,986 and is amortized over the remaining life of the loan and is included in interest expense – related party on the accompanying consolidated statement of operations and comprehensive loss or until the next debt modification or extinguishment is determined. For the Second Amendment, which occurred on May 26, 2021, the Company determined it was a debt modification. The Second Amendment provided the Company with debt financing of $1,500,000, an Exit fee of $750,000, and issuance of 3,000,000 shares of common stock issued to Centre Lane. The debt discount determined for the Second Amendment totaled $904,637. For the Third Amendment, which occurred on August 12, 2021, the Company determined it was a debt modification. The Third Amendment provided the Company with debt financing of $500,000, an Exit fee of $250,000, and issuance of 2,000,000 shares of common stock issued to Centre Lane. The debt discount determined for the Third Amendment totaled $322,529. For the Fourth Amendment, which occurred on August 31, 2021, the Company determined it was a debt modification. The Fourth Amendment provided the Company with debt financing of $1,100,000, an Exit fee of $550,000, and no common share issuance. The debt discount determined for the Fourth Amendment totaled $560,783. For the Fifth Amendment, which occurred on October 8, 2021, the Company determined it was a debt extinguishment. The Fifth Amendment provided the Company with debt financing of $725,000, an Exit fee of $362,500, and no common share issuance. The debt discount determined for the Fifth Amendment totaled $2,635,013. For the Sixth Amendment, which occurred on November 5, 2021, the Company determined it was a debt modification. The Sixth Amendment provided the Company with debt financing of $800,000, an Exit fee of $800,000, and no common share issuance. The debt discount determined for the Sixth Amendment totaled $902,745. For the Seventh Amendment, which occurred on December 23, 2021, the Company determined it was a debt modification. The Seventh Amendment provided the Company with debt financing of $500,000, an Exit fee of $500,000, and no common share issuance. The debt discount determined for the Seventh Amendment totaled $510,783. For the Eight Amendment, which occurred on January 26, 2022, the Company determined it was a debt modification. The Eighth Amendment provided the Company with debt financing of $350,000, an Exit fee of $350,000, and no common share issuance. The debt discount determined for the Eighth Amendment totaled $352,520. For the Ninth Amendment, which occurred on February 11, 2022, the Company determined it was a debt modification. The Ninth Amendment provided the Company with debt financing of $250,000, an Exit fee of $12,500, and no common share issuance. The debt discount determined for the Ninth Amendment totaled $19,700. For the Tenth Amendment, which occurred on March 11, 2022, the Company determined it was a debt modification. The Tenth Amendment provided the Company with debt financing of $300,000, an Exit fee of $15,000, and no common share issuance. The debt discount determined for the Sixth Amendment totaled $25,125. For the Eleventh Amendment, which occurred on March 25, 2022, the Company determined it was a debt modification. The Eleventh Amendment provided the Company with debt financing of $500,000, an Exit fee of $25,000, and no common share issuance. The debt discount determined for the Eleventh Amendment totaled $29,050.

The accumulated gross debt discount as of March 31, 2022 and December 31, 2021 totaled $8,626,871 and $8,200,476, respectively and will be amortized into the condensed consolidated statement of operations and comprehensive loss and included in the interest expense – related party over the remaining life of the loan or until the next debt modification or extinguishment is determined. Interest expense for note payable to related party for the three months ended March 31, 2022 and 2021 was $804,129 and $255,506, respectively.

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Oceanside Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“Oceanside”) and the shareholders of Oceanside (the “Oceanside Shareholders”). The merger closed on August 15, 2019, and the Company acquired all of the outstanding shares of S&W. Pursuant to the terms of the Merger Agreement, the Company issued 12,513,227 shares valued at $20,021,163 to owners and employees of Oceanside and contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two-year promissory notes (the “Closing Notes”). At the time of the acquisition and under FASB ASC Topic 805, Business Combinations (“ASC 805”), these Closing Notes were recorded ratably as compensation expense into the statement of operations and comprehensive loss over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the one year closing note and thereby defaulted on its obligation and the two-year closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense-related party. The total $750,000 liability is recorded in accrued expenses. Interest expense for note payable to related party for the three months ended March 31, 2022 and 2021 was $33,288.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

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

The principal balance of these notes payable was $80,000 at March 31, 2022 and December 31, 2021, and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $22,819 and $26,271, respectively. At March 31, 2022 and December 31, 2021, the total convertible notes payable to related party net of discounts was $57,181 and $53,729, respectively. Interest expense for note payable to related party was $2,000 and discount amortization was $3,452 for the three months ended March 31, 2022 and 2021.

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

On March 23, 2021, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”), the Company’s Wild Sky subsidiary entered into a promissory note of $841,540 with Holcomb Bank (the “Second Wild Sky PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Second Wild Sky PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. This was the second tranche available under the PPP program and was forgiven as of March 23, 2022 and the Company recorded a non-cash gain on the PPP forgiveness during the three months ended March 31, 2022.

On April 24, 2020, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”), the Company entered into a promissory note of $464,800 with Regions Bank (the “Bright Mountain PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On January 28, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part and on July 16, 2021, the Company obtained the forgiveness of the Bright Mountain PPP Loan in whole and recorded a non-cash gain on the PPP forgiveness during the year ended December 31, 2021.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

At March 31, 2022 and December 31, 2021, a summary of the Company’s debt is as follows:

	March 31, 2022	December 31, 2021
Non-interest bearing BMLLC acquisition debt	$-	$250,000
PPP loans	295,600	1,137,140
Wild Sky acquisition debt	18,146,564	18,146,564
Centre Lane debt	9,990,000	8,187,500
Note payable debt to the Company’s Chairman of the Board	80,000	80,000
Total Debt	28,512,164	27,801,204
Less: debt discount, related party	(4,026,510)	(3,880,093)
Less: current portion of long-term debt	(295,600)	(1,387,140)
Less: current portion of long-term debt, related party	-	(7,316,402)
Long term debt to related parties, net and long term debt	$24,190,054	$15,217,569

Interest expense was $839,417 and $290,794 for the three months ended March 31, 2022 and 2021, respectively.

The minimum annual principal payments of notes payable at March 31, 2022 were:

For the Twelve Months Ending:
2022 (remainder of the year)	$110,158
2023	3,307,956
2024	2,450,545
2025	22,643,505
Total	$28,512,164

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2021 and 2020 of $406,522 and $380,397, respectively.

Total Premium Finance Loan Payable balance for the Company’s policies was $212,178 at March 31, 2022 and $334,284 at December 31, 2021.

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

The Company had one lease for office space which expired in October 2021. The Company currently utilizes this office space under a month-to-month agreement. The Company signed a new lease agreement in June 2022. See Note 15 Subsequent events for more information. The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three months ended March 31, 2022 and 2021.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

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

In 2020, Synacor, Inc commenced an action against MediaHouse, LLC, Inform, Inc. and the Company, alleging approximately $230,000 was owed based on invoices provided in 2019 in respect to that certain Content Provider & Advertising Agreement with MediaHouse. The Company has filed an answer and defenses and intends to defend the alleged claims. This is recorded as an accrued liability as of December 31, 2021. During January 2022, the Company entered into a settlement agreement related to the legal proceeding with Synacor. The agreement obligates the Company to pay $12,000 per month beginning January 24, 2022 for 12 consecutive months and then a final one-time payment in the amount of $40,000 to be paid on or before January 24, 2023. Notwithstanding, the Company has an early settlement option to pay-off the obligation with a discount if it pays $160,000 to Synacor on or before September 1, 2022, which amount shall be inclusive of the monthly installments previously mentioned prior to the date when early settlement payment is transmitted to Synacor.

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

NOTE 11 – PREFERRED STOCK.

On August 31, 2021, W. Kip Speyer, the Company’s CEO, at that time, gave notice that all of his held preferred stock was converted in accordance with the original terms. Accordingly, 7,919,017 shares of the Company’s common stock is to be issued to Mr. Speyer. The Company notified the transfer agent on March 19, 2022 of the share issuance, and the issuance of the shares is a matter of administration. Management confirmed with SEC legal counsel that the shareholder rights have transferred at the time of the exercise notice. The Company considers the Common Shares issued and outstanding as of the date of the conversion notice. The Company recognizes the conversion of the preferred stock on August 31, 2021 and provides all rights as a common shareholder with regard to said shares to Mr. Speyer, including all voting rights. The Company confirms that there was no inducement to convert the shares and that the correct shares were issued in accordance with the original conversion terms. As of said date, the Company has an accrued dividend liability due to Mr. W. Kip Speyer recorded totaling $691,450.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

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

At both March 31, 2022 and December 31, 2021 125,000 shares of Series E Stock issued and outstanding. There are no shares of Series A-1 Stock, Series B Stock, Series B-1 Stock, Series C Stock, Series D or Series F Stock issued and outstanding.

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

Dividends paid for Convertible Preferred Stock were $0 during the three months ended March 31, 2022 and for Series E and F Convertible Preferred Stock were $1,261 during the three months ended March 31, 2021.

Total preferred stock dividend accrued amounted to $691,450 and $691,861 as of March 31, 2022 and December 31, 2021, respectively.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 12 – COMMON STOCK.

A) Stock issued for Cash

During the three months ended March 31, 2022 and 2021, the Company did not sell any of its securities through a private placement.

B) Stock issued for services

During the three months ended March 31, 2022, the Company issued 174,253 shares of our common stock for the following concepts:

	Shares (#)	Value
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	174,253	$278,805
Total	174,253	$278,805

During the three months ended March 31, 2021, the Company issued a net 504,266 shares of our common stock for the following concepts:

	Shares (#)	Value
Options exercised by employees	100,000	$13,900
Warrants exercised	25,000	10,000
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	379,266	606,826
Total	504,266	$630,726

C) Stock issued for acquisitions

During the three months ended March 31, 2022 and 2021, the Company did not make any acquisitions.

D) Stock issued for deemed dividend

During the three months ended March 31, 2022 and 2021, the Company did not issue any stock that resulted in a deemed dividend.

Stock Option Compensation

The Company accounts for stock option compensation issued to employees for services in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires companies to recognize in the statement of operations and comprehensive loss the grant-date fair value of stock options and other equity-based compensation issued to employees. The value of the portion of an employee award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The Company estimates the fair value of stock options by using the Black-Scholes option-pricing model.

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

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

On April 20, 2011, the Company’s board of directors and majority stockholder adopted the 2011 Stock Option Plan (the “2011 Plan”), to be effective on January 3, 2011. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2011 Plan. The maximum aggregate number of shares of Company stock that shall be subject to Grants made under the Plan to any individual during any calendar year shall be 180,000 shares. On April 1, 2013, the Company’s board of directors and majority stockholder adopted the 2013 Stock Option Plan (the “2013 Plan”), to be effective on April 1, 2013. The Company has reserved for issuance an aggregate of 900,000 shares of common stock under the 2013 Plan. As of December 31, 2021 and March 31, 2022, 697,000 and 801,000 shares, respectively were remaining under the 2011 Plan for future issuance. As of March 31, 2022 and December 31, 2021, 567,000 shares were remaining under the 2013 Plan for future issuance.

On May 22, 2015, the Company’s board of directors and majority stockholder adopted the 2015 Stock Option Plan (the “2015 Plan”), to be effective on May 22, 2015. The Company has reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2015 Plan. As of March 31, 2022 and December 31, 2021, 859,000 shares were remaining under the 2015 Plan for the future issuance.

On November 7, 2019, the Company’s board of directors and majority stockholder adopted the 2019 Stock Option Plan (the “2019 Plan”), to be effective on November 7, 2019. The Company has reserved for issuance an aggregate of 5,000,000 shares of common stock under the 2019 Plan. As of March 31, 2022 and December 31, 2021, 4,861,773 and 4,261,773 shares, respectively, were remaining under the 2019 Plan for the future issuance.

The purpose of the 2011 Plan, 2013 Plan, 2015 Plan and 2019 Plan (the “Plans” are to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2015 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. The Company’s board of directors will administer the 2011 Plan until such time as such authority has been delegated to a committee of the board of directors. The material terms of each option granted pursuant to the 2011 Plan by the Company shall contain the following terms: (i) that the purchase price of each share purchasable under an incentive option shall be determined by the Committee at the time of grant, (ii) the term of each option shall be fixed by the Committee, but no option shall be exercisable more than 10 years after the date such option is granted and (iii) in the absence of any option vesting periods designated by the Committee at the time of grant, options shall vest and become exercisable in terms and conditions, consistent with the Plan, as may be determined by the Committee and specified in the Grant Instrument. See note 15 Subsequent events for more information.

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

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on an average of similar public company’s historical volatility as the Company’s stock has limited trading volume history. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant. Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

The Company recorded $28,916 and $68,294 of non-cash stock-based stock option compensation expense for the three months ended March 31, 2022 and 2021, respectively. The stock option expense for the three months ended March 31, 2022 and 2021, respectively has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

As of March 31, 2022, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $124,622 to be recognized through May 2025.

A summary of the Company’s stock option activity during the three months ended March 31, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	1,415,227	$0.62	6.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(54,000)	—	—	—
Balance Outstanding, March 31, 2022	1,361,227	$0.62	6.2	$—
Exercisable at March 31, 2022	678,364	$0.73	3.5	$—

Summarized information with respect to options outstanding under the option plans at March 31, 2022 is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
$0.01 - 0.13	650,000	$0.01	9.4	25,000	$0.01
$0.14 - 0.24	—	—	—	—	—
$0.25 - 0.49	72,000	0.28	0.9	72,000	0.28
$0.50 - 0.85	501,000	0.69	3.2	501,000	0.69
$0.86 - 1.75	138,227	1.64	7.7	80,364	1.63

Total	1,361,227	$0.44	6.5	678,364	$0.73

NOTE 13 – RELATED PARTIES.

Centre Lane Partners Master Credit Fund II, L.P. (“Center Lane Partners”), who sold the Company the Wild Sky business in June 2020 has partnered and assisted the Company from a liquidity perspective during 2021 and through the three months ended March 31, 2022. This relationship has been determined to qualify as a related party. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

On April 26, 2021, the Company and certain of its subsidiaries entered into a First Amendment to Amended and Restated Senior Secured Credit Agreement (the “First Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020 (the “Credit Agreement”). The Credit Agreement was amended to permit the Company to raise up to $6,000,000 of total cash proceeds from the sale of its preferred stock prior to December 31, 2021 without having to make a mandatory prepayment of the loans (the “Loans”) under the Credit Agreement. The interest rate on the Loans after April 26, 2021 was increased to 10.00% per annum from 6.00%, which can continue to be paid in-kind in lieu of cash payment. In addition, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum. In addition, the Company has issued 150,000 common shares to Centre Lane Partners as part of this transaction. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023.

On May 26, 2021, the Company and certain of its subsidiaries entered into a Second amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Second Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $1.5 million, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $0.750 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 3.0 million common shares to Centre Lane Partners as part of this transaction.

On August 12, 2021, the Company and certain of its subsidiaries entered into a Third amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Third Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $0.5 million, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $0.250 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 2.0 million common shares to Centre Lane Partners as part of this transaction.

On August 31, 2021, the Company and certain of its subsidiaries entered into a Fourth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fourth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $1.1 million, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $0.550 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On October 8, 2021, the Company and certain of its subsidiaries entered into a Fifth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fifth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $725,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $800,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On November 5, 2021, the Company and certain of its subsidiaries entered into a Sixth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Sixth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $800,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $800,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. This amendment required the Company to issue 7,500,000 shares of the Company’s common stock to Centre Lane Partners prior to November 30, 2021.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

On December 23, 2021, the Company and certain of its subsidiaries entered into a Seventh amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Seventh Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $500,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $500,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On January 26, 2022, the Company and certain of its subsidiaries entered into an Eighth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Eighth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $350,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $350,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On February 11, 2022, the Company and certain of its subsidiaries entered into a Ninth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Ninth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $250,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $12,500 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment. Per the tenth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners, the interest rate on this term loan was increased to 12% from 10%

On March 11, 2022, the Company and certain of its subsidiaries entered into a Tenth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Tenth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $300,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $15,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment. Additionally, per the Tenth Amendment, the original loan and amendments one through eight now have maturity dates of June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. Amendments nine through fourteen have a maturity date of June 30, 2023.

On March 25, 2022, the Company and certain of its subsidiaries entered into an Eleventh amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Eleventh Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $500,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $25,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment. See Note 15 for amendments to the Amended and Restated Senior Secured Credit Agreement subsequent to March 31, 2022.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

The accumulated gross debt discount as of March 31, 2022 and December 31, 2021 totaled $8,626,871 and $8,200,476, respectively and will be amortized into the condensed consolidated statement of operations and comprehensive loss and included in the interest expense – related party over the remaining life of the loan or until the next debt modification or extinguishment is determined. Interest expense for note payable to related party for the three months ended March 31, 2022 and 2021 was $804,129 and $255,506, respectively.

The total related party debt owed to Centre Lane Partners was $28,136,564 and $26,334,064 as of March 31, 2022 and December 31, 2021, respectively. The debt owed to Centre Lane Partners is reported net of their unamortized debt discount of $4,026,510 and $3,853,822 as of March 31, 2022 and December 31, 2021, respectively. For further clarification, please see Note 9, Notes Payable.

As discussed in Note 9, notes payable to the CEO amounted to $57,181 and $53,729 as of March 31, 2022 and December 31, 2021, respectively, and are reported net of their unamortized debt discount of $22,819 and $26,271 as of March 31, 2022 and December 31, 2021, respectively. See Note 9 further discussion on these notes payable.

During the three months ended March 31, 2022 and 2021, we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $0 and $1,261, respectively, held by affiliates of the Company.

The unsecured and interest free Closing Notes of $750,000 related to the Oceanside acquisition were recorded ratably as compensation expense into the condensed consolidated statement of operations and comprehensive loss over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the First Closing Note and thereby defaulted on its obligation and the Second Closing Note accelerated to become payable as of August 15, 2020. Upon default, the Closing Notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense-related party. For the three months ended March 31, 2022 and 2021, $33,288 of interest expense-related party was recorded.

NOTE 14 – INCOME TAXES.

The Company recorded $0 tax provision for the three months ended March 31, 2022 and 2021, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets.

At March 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three months ended March 31, 2022 and 2021.

NOTE 15 – SUBSEQUENT EVENTS.

Between April 15, 2022 and June 10, 2022, the Company and certain of its subsidiaries entered into three amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional loan amount of $1.3 million, in the aggregate. This term loan matures on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $65 thousand which will be added and capitalized to the principal amount of the term loan.

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

On June 14, 2022, the Company signed a second lease addendum (“Second Addendum”) to the lease for the Boca Raton headquarters office space with approximately 4,500 square feet. The new lease term is for five years beginning upon completion of improvements to the office space by the Landlord. For the interim period from signing of the Second Addendum to the completion of the improvements (estimated at approximately 2 months), the monthly rent will be $7,719. Thereafter, for the 1st year, the cash rent will be $11,893 per month. Rent increases yearly at 3% from years two through five.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on June 13, 2022 (the “2020 Form 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three months ended March 31, 2022 and 2021 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2021 is derived from our audited consolidated financial statements appearing in the 2021 Form 10-K as filed with the SEC on June 13, 2022.

Executive Overview of First Quarter 2022 Results

Our key user metrics and financial results for the first quarter of 2022, for the three months ended March 31, 2022, are more fully discussed and described herein and should be read in context with the disclosure on this page. The first quarter results are as follows:

User metrics:

●	Quarterly ad impressions delivered were approximately 1.1 billion for the three months ended March 31, 2022 and 2021.

First quarter 2022 financial results:

●	Advertising revenue increased 44% in the three months ended March 31, 2022 from the same period of 2021.

●	Gross profit increased 71% in the three months ended March 31, 2022 from the same period of 2021.

●	Selling, general and administrative expenses decreased 9% in the three months ended March 31, 2022 from the same period of 2021.

●	Included within selling, general, and administrative expenses for the three months ended March 31, 2022 are $396,267 of non-cash amortization of the intangible assets, and $48,428 of stock-based compensation.

●	Net cash used in operating activities was ($1,241,624) for the three months ended March 31, 2022 as compared to ($222,093) for the three months ended March 31, 2021.

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

Key initiatives

Our growth strategy is based upon:

●	completing and launching the Bright Mountain Media advertising solutions marketplace;

●	expanding our sales revenues through organic growth;

●	continuing to pursue acquisition candidates that are strategic to our business plan;

●	evaluating expenses attributed to our non-strategic business lines; and

●	continuing to automate our processes and reduce overhead where possible without impacting our customer experience.

Results of operations

Revenues, Cost of Revenue, Gross Profit Margins, selling, general and administrative expenses, and other income (expense)

	For the Three Months Ended March 31,
	2022	2021	Change	% Change

Advertising revenues	$3,459,164	$2,399,720	$1,059,444	44%
Total cost of revenue	$1,690,615	$1,366,843	$323,772	24%
Gross Profit	$1,768,549	$1,032,877	$735,672	71%
Gross profit margin as a percentage of advertising revenues	51.1%	43.0%

Advertising revenue for the three months ended March 31, 2022 was 44% higher than the comparable period in 2021. The main reason for the increase was higher programmatic revenue at our Wild Sky and BMLLC businesses.

We incur costs of sales associated with the advertising revenue. These costs include revenue share payments to media providers and website publishers. Our gross profit margin percentage increased 810 basis points (51.1% versus 43.0%) for the three months ended March 31, 2022 compared to the comparable prior period, mainly due to higher margins in our programmatic business due to the increased use of our proprietary RTB exchange platform which eliminates the use of third parties and the increase of new clients with improved margins.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change

Selling, general and administrative expense	$3,887,359	$4,274,434	$(387,075)	(9)%
Selling, general and administrative expense as a percentage of total revenue	112.4%	178.1%

Selling, general and administrative costs decreased approximately $387,075, or (9%) for the three months ended March 31, 2022 compared to the same period in 2021, mainly due to reduced costs related to some reductions in headcount throughout our operations, and professional fees.

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

Other income, net

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change

Other income, net	$1,953	$1,532,282	$(1,530,329)	(100)%

Other income decreased approximately $1,530,329, or (100%) for the three months ended March 31, 2022 compared to the same period in 2021, mainly due to reduced PPP loan forgiveness by $865,195 and increased interest expense – related party of $804,129.

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

We believe this measure is useful for analysts and investors as this measure allows a more meaningful year-to-year comparison of our performance. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole. The above items are excluded from adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, adjusted EBITDA corresponds more closely to the cash operating income/loss generated from our business. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations and comprehensive loss of certain expenses.

The following is an unaudited reconciliation of net (loss) to adjusted net (loss) and Adjusted EBITDA for the periods presented:

	For the Three Months Ended March 31,
	2022	2021

Net (loss) before tax	$(2,116,857)	$(1,709,275)
plus:
Stock compensation expense	145,665	170,048
Depreciation expense	3,385	18,047
Amortization expense	396,266	396,266
Gain on forgiveness of PPP loan	(841,540)	(1,706,735)
Professional fees	143,284	45,000
Amortization on debt discount	279,978	3,452
Bad debt	271,355	-
Capital raise expenses	261	-
Interest expense	13	260,995
Interest expense – related party	839,417	35,288
Adjusted EBITDA	$(878,773)	$(2,486,914)

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working (deficit) at March 31, 2022 as compared to December 31, 2021.

	March 31, 2022	December 31, 2021
Total current assets	$4,162,496	$5,257,577
Total current liabilities	14,314,640	23,069,784
Net working deficit	$(10,152,144)	$(17,812,207)

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. During 2021, we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that we experienced in 2020. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at March 31, 2022.

During February and March 2021, the Company received two loans with proceeds totaling $1,137,140 (the “PPP Loans”) under the second tranche of the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Second Bright Mountain and Second Wild Sky PPP Loans are evidenced by promissory notes (the “Promissory Notes”) with Regions Bank and Holcomb Bank, respectively, and have a two-year term and bear interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On March 23, 2022, the Company obtained PPP forgiveness for the second Wild Sky loan totaling $841,540. No assurance is provided that the Company will obtain forgiveness of the Second Bright Mountain PPP Loans in whole or in part.

During January through March 31, 2022, the Company received $1.4 million in debt financing from Centre Lane Partners. The use of the funds was for general working capital needs. During May 26, 2021 and December 31, 2021, the Company received $5.1 million in debt financing from Centre Lane Partners. The use of the funds was for general working capital needs.

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $1.2 million in operations for the three months ended March 31, 2022; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2022 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered by this report and for one year from the issuance of these consolidated financial statements.

The report of our independent registered public accounting firm on our audited consolidated financial statements at December 31, 2021 and 2020 and for the years then ended contained an explanatory paragraph regarding substantial doubt of our ability to continue as a going concern based upon our net losses, cash used in operations and accumulated deficit. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful to manage our working capital deficit, or to manage our cash versus liabilities, or our ability to continue obtaining investment capital and loans from related parties and outside investors or to continue as a going concern, in which event investors would lose their entire investment in our company.

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically, we have been dependent upon debt financing and equity capital raises to provide adequate funds to meet our working capital needs. During the three months ended March 31, 2022, we raised $1,400,000 of debt financing (see Note 13 Related Parties for more information).

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

Summary of cash flows

	For the three months ended March 31,
	2022	2021
Net cash (used in) operating activities	$(1,241,624)	$(222,093)
Net cash used in investing activities	$-	$(6,564)
Net cash provided by financing activities	$1,035,585	$1,040,243

During the three months ended March 31, 2022, the Company raised $1,400,000 of debt financing which was used primarily to fund our working capital. We used cash primarily to fund our net loss of $2,116,857.

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

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies as described in Note 3 appearing earlier in this report that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

Based on his evaluation as of the end of the period covered by this report, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

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

Changes in Internal Control over Financial Reporting. We continue to strategically plan changes in our internal control over financial reporting through this fiscal quarter, Q1 2022.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None, except as previously disclosed.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2021 Form 10-K subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2022 through March 31, 2022, Bright Mountain Media, Inc. did not sell any equity securities.

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

BRIGHT MOUNTAIN MEDIA, INC.

June 30, 2022	By:	/s/ Matthew Drinkwater
Matthew Drinkwater, Chief Executive Officer, Principal Executive Officer

	By:	/s/ Edward A. Cabanas
Edward A. Cabanas, Chief Financial Officer, Principal Financial and Accounting Officer

