Form 10-Q
period 2022-06-30
Bright Mountain Media, Inc.
filed 2022-08-12
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 10, 2022 there were 149,159,461 shares of the issuer’s shares outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company,” “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2022” refers to the three months ended June 30, 2022, “second quarter of 2021” refers to the three months ended June 30, 2021, and “2021” refers to the year ended December 31, 2021. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$417,188	$781,320
Accounts receivable, net of allowance for doubtful accounts of $718,318 and $495,396, at June 30, 2022 and December 31, 2021, respectively	3,490,699	3,550,126
Note receivable, net	15,476	21,415
Prepaid expenses and other current assets	766,007	904,716
Total current assets	4,689,370	5,257,577

Property and equipment, net	53,943	65,122
Website acquisition assets, net	3,200	4,000
Intangible assets, net	5,279,329	6,064,535
Goodwill	19,645,468	19,645,468
Prepaid services/consulting agreements – long term	104,939	284,825
Right-of-use asset	687,310	–
Other assets	237,181	242,686
Total assets	$30,700,740	$31,564,213
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,521,440	$8,459,561
Accrued expenses	2,837,279	3,764,665
Accrued interest to related party	1,727,262	640,255
Premium finance loan payable	85,711	334,284
Deferred revenues	623,629	1,162,425
Long term debt, current portion	–	1,387,140
Long term debt to related parties, current portion, net	3,632,192	7,316,402
Other current liabilities	70,468	5,052

Total current liabilities	17,497,981	23,069,784

Long term debt to related parties, net	22,186,784	15,217,569
Operating lease liability	691,340	–
Total liabilities	40,376,105	38,287,353

Commitments and Contingencies

Shareholders’ deficit
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized:
Series A-1, 2,000,000 shares designated, no shares issued and outstanding at June 30, 2022 and December 31, 2021	–	–
Series B-1, 6,000,000 shares designated, no shares issued and outstanding at June 30, 2022 and December 31, 2021	–	–
Series E, 2,500,000 shares designated, 125,000 shares issued and outstanding at June 30, 2022 and December 31, 2021; liquidation preference of $0.40 per share	1,250	1,250
Series F, 4,344,017 shares designated, no shares issued and outstanding at June 30, 2022 and December 31, 2021	–	–

Common stock, par value $0.01, 324,000,000 shares authorized, 149,984,636 and 149,810,383 issued and 149,159,461 and 148,985,208 outstanding at June 30, 2022 and December 31, 2021, respectively	1,499,846	1,498,103
Treasury stock, at cost; 825,175 shares at June 30, 2022 and December 31, 2021	(219,837)	(219,837)
Additional paid-in capital	98,462,565	98,128,948
Accumulated deficit	(109,448,440)	(106,144,065)
Accumulated other comprehensive income	29,251	12,461
Total shareholders’ deficit	(9,675,365)	(6,723,140)
Total liabilities and shareholders’ deficit	$30,700,740	$31,564,213

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues
Advertising	$5,716,779	$2,433,415	$9,175,943	$4,833,135

Cost of revenue
Advertising	2,899,290	1,476,108	4,589,905	2,842,951
Gross profit	2,817,489	957,307	4,586,038	1,990,184

Selling, general and administrative expenses	3,443,199	4,749,835	7,330,558	9,024,269

Loss from operations	(625,710)	(3,792,528)	(2,744,520)	(7,034,085)

Other income (expense)
Gain on forgiveness of PPP loan	295,600	-	1,137,140	1,706,735
Other income (expense)	39,059	(82,357)	38,902	39,473
Interest expense	(722)	(75,211)	(735)	(336,206)
Interest expense - related party	(895,745)	(539,215)	(1,735,162)	(574,503)
Total other income (expense)	(561,808)	(696,783)	(559,855)	835,499

Net loss before tax	(1,187,518)	(4,489,311)	(3,304,375)	(6,198,586)

Income tax expense	–	–	–	–

Net loss	(1,187,518)	(4,489,311)	(3,304,375)	(6,198,586)

Preferred stock dividends
Series A, Series E, and Series F preferred stock	(1,247)	(89,958)	(2,480)	(178,936)

Net loss attributable to common shareholders	$(1,188,765)	$(4,579,269)	$(3,306,855)	$(6,377,522)

Other comprehensive income (loss)	$16,709	$(82,324)	$16,790	$(113,613)

Comprehensive loss	$(1,172,056)	$(4,661,593)	$(3,290,065)	$(6,491,135)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.05)
Weighted average shares outstanding - basic and diluted	149,159,461	120,353,074	149,130,579	119,652,844

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Three and Six Months Ended June 30, 2022 and 2021

(unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2021	125,000	$1,250	149,810,383	$1,498,103	(825,175)	$(219,837)	$98,128,948	$(106,144,065)	$12,461	$(6,723,140)
Net loss	—	—	—	—	—	—	—	(2,116,857)	—	(2,116,857)
Series E preferred stock dividend	—	—	—	—	—	—	(1,233)	—	—	(1,233)
Stock option vesting expense	—	—	—	—	—	—	28,916	—	—	28,916
Issuance of common stock:
To Oceanside personnel as part of acquisition agreement	—	—	174,253	1,743	—	—	277,062	—	—	278,805
Adjustment from foreign currency translation, net	—	—	—	—	—	—	—	—	81	81
Balance, March 31, 2022 (unaudited)	125,000	$1,250	149,984,636	$1,499,846	(825,175)	$(219,837)	$98,433,693	$(108,260,922)	$12,542	$(8,533,428)
Net loss	—	—	—	—	—	—	—	(1,187,518)	—	(1,187,518)
Series E preferred stock dividend	—	—	—	—	—	—	(1,247)	—	—	(1,247)
Stock option vesting expense	—	—	—	—	—	—	30,119	—	—	30,119
Adjustment from foreign currency translation, net	—	—	—	—	—	—	—	—	16,709	16,709
Balance, June 30, 2022 (unaudited)	125,000	$1,250	149,984,636	$1,499,846	(825,175)	$(219,837)	$98,462,565	$(109,448,440)	$29,251	$(9,675,365)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2020	8,044,017	$80,440	118,162,150	$1,181,622	(825,175)	$(219,837)	$96,427,166	$(93,932,080)	$(22,665)	$3,514,646
Net loss	—	—	—	—	—	—	—	(1,709,275)		(1,709,275)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(88,978)	—	—	(88,978)
Stock option vesting expense							68,294			68,294
Issuance of common stock:
Options exercise	—	—	100,000	1,000	—	—	12,900	—	—	13,900
Warrants exercise			25,000	250			9,750			10,000
Adjustment from foreign currency translation, net									(8,624)	(8,624)
To Oceanside personnel as part of acquisition agreement	—	—	379,266	3,793	—	—	603,033	—	—	606,826
Balance, March 31, 2021 (unaudited)	8,044,017	$80,440	118,666,416	$1,186,665	(825,175)	$(219,837)	$97,032,165	$(95,641,355)	$(31,289)	$2,406,789
Net loss								(4,489,311)		(4,489,311)
Series A-1, E and F preferred stock dividend							(89,958)			(89,958)
Stock option vesting expense							73,214			73,214
Issuance of common stock:
To Centre Lane Partners as part of debt financing			3,150,000	31,500			2,465,556			2,497,056
Adjustment for currency translation									(82,324)	(82,324)
Balance, June 30, 2021 (unaudited)	8,044,017	$80,440	121,816,416	$1,218,165	(825,175)	$(219,837)	$99,480,977	$(100,130,666)	$(113,613)	$315,466

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,304,375)	$(6,198,586)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	11,853	34,534
Amortization of debt discount	613,155	145,444
Amortization	786,006	792,533
Stock option compensation expense	59,035	141,507
Stock compensation for Oceanside shares	116,744	606,826
Gain on forgiveness of PPP loan	(1,137,140)	(1,706,735)
Write off doubtful accounts	-	(239,575)
Warrant expense for services rendered	-	10,000
Provision for (Recovery of) bad debt	222,279	(141,070)
Changes in operating assets and liabilities:
Accounts receivable	(146,062)	4,395,054
Prepaid expenses and other current assets	318,595	352,384
Other assets	5,505	(7,069)
Right of use asset and lease liability	4,030	(129)
Accounts payable	67,295	(807,053)
Accrued expenses	(765,736)	133,846
Accrued interest – related party	1,122,007	429,059
Deferred revenues	(538,796)	-
Net cash used in operating activities	(2,565,605)	(2,059,030)

Cash flows from investing activities:
Purchase of property and equipment	(3,824)	(5,337)
Net cash used in investing activities	(3,824)	(5,337)

Cash flows from financing activities:
Payments of premium finance loan payable	(248,573)	(222,745)
Proceeds from stock option exercises	-	13,900
Dividend payments	(2,069)	2,522
Principal payments received (funded) for notes receivable	5,939	(6,977)
Proceeds from related party debt financing	2,700,000	1,500,000
Repayments of debt	(250,000)	-
Proceeds from PPP loan	-	1,137,140
Net cash provided by financing activities	2,205,297	2,423,840

Net (decrease) increase in cash and cash equivalents	(364,132)	359,473
Cash and cash equivalents at the beginning of period	781,320	736,046
Cash and cash equivalents at end of period	$417,188	$1,095,519

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

June 30, 2022

(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for Interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Recognition of right-of-use asset and operating lease liability	$691,340	$-
Issuance of common shares to Oceanside to settle share liability	$162,061	$-
Issuance of common stock to Centre Lane for debt issuance	$-	$2,497,056

See accompanying notes to unaudited condensed consolidated financial statements

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

NOTE 2 - GOING CONCERN.

These condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period. This determination was based on the following factors: (i) The Company has sustained a net loss of $3,304,375 for the six months ended June 30, 2022; (ii) used cash from operating activities of $2,565,605 for the six months ended June 30, 2022; (iii) has an accumulated deficit of $109,448,440 at June 30, 2022; (iv) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (v) the Company will require additional financing for the fiscal year ending December 31, 2022 to continue at its expected level of operations; and (vi) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period and for one year from the issuance of these condensed consolidated financial statements.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying unaudited financial statements for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The condensed consolidated balance sheet information as of December 31, 2021 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on June 13, 2022. The interim condensed consolidated financial statements should be read in conjunction with that report.

Prior Period Reclassification

During the June 30, 2022 quarterly financial reporting close process, the Company identified an immaterial reclassification impacting the three months ended March 31, 2022. Specifically, the Company identified a reclassification of commissions from selling, general and administrative expenses to cost of revenue on the condensed consolidated statements of operations. This reclassification had no impact on the previously reported net loss for the three months ended March 31, 2022.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenues at a point-in-time when control of services is transferred to the customer. Cash received by the Company prior to when control of services is transferred to the customer is recorded as deferred revenue.

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

There are no significant initial costs incurred to obtain contracts with customers, and no contract assets or recorded in our condensed consolidated financial statements.

Leases

The Company records leases in accordance with FASB ASC Topic 842, Leases (“ASC 842”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are all maintained in bank accounts in the U.S. and other foreign countries in which the Company operates. Cash maintained in bank accounts outside of the U.S. is not significant. At June 30 2022 and December 31, 2021, the Company had $417,188 and $781,320, respectively, in cash and cash equivalents.

Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Thailand and Israel, which are not insured. During the three and six months ended June 30, 2022 and 2021, and the year ended December 31, 2021, we have not incurred material losses on these uninsured accounts. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. The Company performs ongoing evaluations of its trade accounts receivable customers and generally does not require collateral.

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

Financial instruments recognized in the condensed consolidated balance sheets consist of cash, accounts receivable, note receivable, accounts payable, accrued expenses and premium finance loan payable. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The carrying value of long-term debt to related parties and long-term debt to others approximates the carrying value for similar debt instruments.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s financial instruments (in thousands):

	Level in Fair	June 30, 2022		December 31, 2021
	Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

PPP Loan	2	$-	$-	$1,137,140	$1,137,140
Long-term debt to related parties, gross	3	$29,616,564	$29,616,564	$26,414,064	$26,414,064
Non-interest bearing BMLLC acquisition debt	2	$-	$-	$250,000	$250,000

The following are the major categories of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2022 and 2021:

Fair Value measurement using Level 3

Balance at December 31, 2020	$16,916,705
Reclassification (1)	(464,800)
Balance at March 31, 2021	$16,451,905
Extinguishment (2)	(16,451,905)
Acquisition debt, Wild Sky, related party	17,376,834
Addition: Related party debt (3)	2,285,000
Addition: Related part debt (4)	80,000
Total Debt	19,741,834
Less: debt discount, related party(5)	(3,163,451)
Less: current portion of long-term debt, related party	(2,729,200)
Balance at June 30, 2021	$13,849,183

Total long term debt to related parties at December 31, 2021	$22,533,971
Addition: Related party debt (6)	1,400,000
Decrease: Related party debt amortization (7)	256,083
Total long term debt to related parties at March 31, 2022	$24,190,054
Addition: Related party debt (6)	1,300,000
Decrease: Related party debt amortization (7)	328,922
Less: current portion of long-term debt, related party	(3,632,192)
Total long term debt to related parties at June 30, 2022	$22,186,784

(1)	Related to reclassification of Bright Mountain PPP loan
(2)	Centre Lane determined to be related party (See note 14) and applying FASB ASC Topic 470, Debt guidance
(3)	Centre Lane debt financing on May 26, 2021
(4)	Note payable to the Company’s Chairman of the Board
(5)	Debt discount for Centre Lane debt and Note payable to the Company’s Chairman of the Board
(6)	Centre Lane debt financing from January 1, 2022 through June 30, 2022
(7)	Debt discount additions and debt discount amortization on related party financings for the three and six months ended June 30, 2022

Off-balance sheet arrangements

There are no off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made. As of June 30, 2022 and December 31, 2021, the Company has recorded an allowance for doubtful accounts of $718,318 and $495,396, respectively.

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

As of June 30, 2022 and December 31, 2021, all website development costs have been expensed. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business.

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

Advertising, Marketing and Promotion Costs

Advertising and marketing expenses are expensed as incurred and are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2022 and 2021, advertising, marketing and promotion expense was $12,400 and $16,087, respectively. For the six months ended June 30, 2022 and 2021, advertising, marketing and promotion expense was $18,109 and $28,702, respectively.

Foreign currency translation

Assets and liabilities of the Company’s Israeli subsidiary are translated from Israeli shekels to United States dollars at exchange rates in effect at the balance sheet date. Income and expenses are translated at the exchange rates for the weighted average rates for the period. The translation adjustments for the reporting period will be included in our statements of comprehensive income. Based on the foreign subsidiaries’ activities the impact of the currency exchange is immaterial for the three and six months ended June 30, 2022 and 2021.

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

As of June 30, 2022, tax years 2018 through 2021 remain open for Internal Revenue Service (“IRS”) audit. The Company has not received any notice of audit or notifications from the IRS for any of the open tax years.

Concentrations

The Company generates revenues from through Ad Exchange Networks and through our Owned and Operated Ad Exchange Network. There was one customer who accounted for approximately 41.7% of the revenues for the three months ended June 30, 2022. There was one customer who accounted for approximately 34.9% of the revenues for the six months ended June 30, 2022. There was one customer who accounted for approximately 12% of the revenues for the three months ended June 30, 2021. There was one customer who accounted for approximately 12% of revenues for the six months ended June 30, 2021. No other customer was over 10% of revenues for the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, one customer accounted for more than 10% of the accounts receivable balance, at 30.9%. As of December 31, 2021, two customers accounted for more than 10% of the accounts receivable balance, at 13.1% and 12.0%. As of June 30, 2022, one vendor accounted for more than 10% of the accounts payable, at 10.9%. As of December 31, 2021, one vendor accounted for more than 10% of the accounts payable balance, at 11.2%.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 (amended by ASU 2019-10), “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments.” which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new guidance on January 1, 2023. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 (amended by ASU 2019-10), “Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment.” Which simplifies the test for goodwill impairment by removing the second step of the test. There is a one-step qualitative test and does not amend the optional qualitative assessment of goodwill impairment. The new standard is effective January 1, 2023 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This new guidance may be adopted by the Company no later than December 1, 2022, with early adoption permitted. The potential adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – PREPAID COSTS AND EXPENSES.

At June 30, 2022 and December 31, 2021, respectively, prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid insurance	$177,286	$427,461
Prepaid consulting service agreements – Spartan (1)	404,076	379,775
Prepaid software	153,509	-
Prepaid expenses – other	31,136	97,480
Prepaid expenses and other current assets	$766,007	$904,716

(1)	Spartan Capital is a broker-dealer that has assisted the Company with a range of services including capital raising activities, M&A advisory, and consulting services. The Company has a five-year agreement with Spartan Capital for the provision of such services and any prepayments made under the terms of this agreement starting October 2018 were capitalized and amortized over the remaining life of the agreement.

NOTE 5 – PROPERTY AND EQUIPMENT.

At June 30, 2022 and December 31, 2021, respectively, property and equipment consisted of the following:

	Estimated Useful Life (Years)	June 30, 2022	December 31, 2021
Furniture and fixtures	3-5	$40,541	$38,728
Computer equipment	3	116,948	176,624
Total property and equipment		157,489	215,352
Less: accumulated depreciation		(103,546)	(150,230)
Total property and equipment, net		$53,943	$65,122

Depreciation expense for the three months ended June 30, 2022 and 2021, was $8,468 and $16,487, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021, was $11,853 and $34,534, respectively.

NOTE 6 – WEBSITE ACQUISITION AND INTANGIBLE ASSETS.

At June 30, 2022 and December 31, 2021, respectively, website acquisitions, net consisted of the following:

	June 30, 2022	December 31, 2021
Website acquisition assets	$1,124,846	$1,124,846
Less: accumulated amortization	(921,250)	(920,450)
Less: cumulative impairment loss	(200,396)	(200,396)
Website Acquisition Assets, net	$3,200	$4,000

At June 30, 2022 and December 31, 2021, respectively, intangible assets, net consisted of the following:

	Useful Lives	June 30, 2022	December 31, 2021
Trade name	5 years	$3,749,600	$3,749,600
Customer relationships	5 years	16,184,000	16,184,000
IP/Technology	5 years	7,223,000	7,223,000
Non-compete agreements	3-5 years	1,154,500	1,154,500
Total Intangible Assets		$28,311,100	$28,311,100
Less: accumulated amortization		(6,544,842)	(5,759,636)
Less: accumulated impairment loss		(16,486,929)	(16,486,929)
Intangible assets, net		$5,279,329	$6,064,535

Amortization expense for the three months ended June 30, 2022 and 2021 was $389,739 and $395,868, respectively, related to both the website acquisition costs and the intangible assets. Amortization expense for the six months ended June 30, 2022 and 2021 was $786,006 and $792,533, respectively, related to both the website acquisition costs and the intangible assets.

NOTE 7 – GOODWILL

The following table represents the allocation of Goodwill as of December 31, 2021 and June 30, 2022:

	Owned & Operated	Ad Network	Total
December 31, 2021	$9,725,559	$9,919,909	$19,645,468
June 30, 2022	$9,725,559	$9,919,909	$19,645,468

Goodwill is tested for impairment at least annually and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value of the Goodwill associated with the reporting unit exceeds the implied value of the Goodwill associated with the reporting unit. No triggering events were identified in the current period.

NOTE 8 – ACCRUED EXPENSES.

At June 30, 2022 and December 31, 2021, respectively, accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Accrued salaries and benefits	$986,103	$1,459,299
Accrued dividends	691,861	691,861
Accrued traffic settlement(1)	10,254	10,254
Accrued legal settlement(2)	216,101	81,101
Accrued legal fees	139,786	182,537
Accrued other professional fees	219,136	592,421
Share issuance liability(4)	27,012	189,067
Accrued warrant penalty(3)	366,899	366,899
Accrued Value-Added Tax payable	47,545	-
Other accrued expenses	132,582	191,226
Total accrued expenses	$2,837,279	$3,764,665

(1)	The Company negotiates with its publishing partners regarding questionable traffic to arrive at traffic settlements.
(2)	Accrued legal settlement related to the Encoding legal matter. See Note 10.
(3)	The Company has sold units of its securities to various investors in several private placements. As part of each private placement, the Company agreed to file a registration statement with the SEC to register the resale of the shares by the respective holder in order to permit the public resale; such filing deadlines ranged from 120 to 270 days following the closing date of the respective placement and the Company was liable to pay a penalty fee for failure to file the resale registration statement within the allotted timeframe.
(4)	Share issuance liability related to issuance of the Company’s common stock in connection with the Oceanside, MediaHouse and Wild Sky acquisitions and Oceanside employee share issuances.

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

On August 12, 2021, the Company and certain of its subsidiaries entered into a Third amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Third Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $0.5 million, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $0.250 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. In addition, the Company has issued 2.0 million common shares to Centre Lane Partners as part of this transaction.

On August 31, 2021, the Company and certain of its subsidiaries entered into a Fourth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fourth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $1.1 million, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $0.550 million which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On October 8, 2021, the Company and certain of its subsidiaries entered into a Fifth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fifth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $725,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $800,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On November 5, 2021, the Company and certain of its subsidiaries entered into a Sixth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Sixth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $800,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $800,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. This amendment required the Company to issue 7,500,000 shares of the Company’s common stock to Centre Lane Partners prior to November 30, 2021.

On December 23, 2021, the Company and certain of its subsidiaries entered into a Seventh amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Seventh Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $500,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $500,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On January 26, 2022, the Company and certain of its subsidiaries entered into a Eighth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Eighth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $350,000, in the aggregate. This term loan shall be repaid by June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $350,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On February 11, 2022, the Company and certain of its subsidiaries entered into a Ninth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Ninth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $250,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $12,500 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment. Per the tenth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners, the interest rate on this term loan was increased to 12% from 10%

On March 11, 2022, the Company and certain of its subsidiaries entered into a Tenth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Tenth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $300,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $15,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment. Additionally, per the Tenth Amendment, original loan and amendments one through eight now have maturity dates of June 30, 2025, with quarterly payments of 2.5% of outstanding principal beginning on June 30, 2023. Amendments nine through fourteen have a maturity date of June 30, 2023.

On March 25, 2022, the Company and certain of its subsidiaries entered into an Eleventh amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Eleventh Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $500,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $25,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On April 15, 2022, the Company and certain of its subsidiaries entered into a Twelfth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Twelfth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $450,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $22,500 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On May 10, 2022, the Company and certain of its subsidiaries entered into a Thirteenth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Thirteenth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $500,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $25,000 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment.

On June 10, 2022, the Company and certain of its subsidiaries entered into a Fourteenth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners (“the Fourteenth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended the Credit Agreement. The Credit Agreement was amended to provide for an additional loan amount of $350,000, in the aggregate. This term loan shall be repaid by June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee totaling $17,500 which will be added and capitalized to the principal amount of the original loan and the original loan terms apply. There was no issuance of common shares as part of this amendment. See Note 15 for amendments to the Amended and Restated Senior Secured Credit Agreement subsequent to June 30, 2022.

As part of these transactions and given that Centre Lane was determined to be a related party, an independent fair value analysis was performed by the Company and all related transactions were recorded accordingly. As of the First Amendment dated April 26, 2021, the Company evaluated the debt for extinguishment or debt modification under FASB ASC Topic 470-50, Debt – Modifications and Extinguishments, and determined extinguishment was applicable. Under the rules, the Company extinguished the debt, which included the capitalized interest through April 26, 2021, and recorded it net of the debt discount, including all applicable fees and stock issuances. The debt discount determined for the First Amendment totaled $2,363,986 and is amortized over the remaining life of the loan and is included in interest expense – related party on the accompanying consolidated statement of operations and comprehensive loss or until the next debt modification or extinguishment is determined. For the Second Amendment, which occurred on May 26, 2021, the Company determined it was a debt modification. The Second Amendment provided the Company with debt financing of $1,500,000, an Exit fee of $750,000, and issuance of 3,000,000 shares of common stock issued to Centre Lane. The debt discount determined for the Second Amendment totaled $904,637. For the Third Amendment, which occurred on August 12, 2021, the Company determined it was a debt modification. The Third Amendment provided the Company with debt financing of $500,000, an Exit fee of $250,000, and issuance of 2,000,000 shares of common stock issued to Centre Lane. The debt discount determined for the Third Amendment totaled $322,529. For the Fourth Amendment, which occurred on August 31, 2021, the Company determined it was a debt modification. The Fourth Amendment provided the Company with debt financing of $1,100,000, an Exit fee of $550,000, and no common share issuance. The debt discount determined for the Fourth Amendment totaled $560,783. For the Fifth Amendment, which occurred on October 8, 2021, the Company determined it was a debt extinguishment. The Fifth Amendment provided the Company with debt financing of $725,000, an Exit fee of $362,500, and no common share issuance. The debt discount determined for the Fifth Amendment totaled $2,635,013. For the Sixth Amendment, which occurred on November 5, 2021, the Company determined it was a debt modification. The Sixth Amendment provided the Company with debt financing of $800,000, an Exit fee of $800,000, and no common share issuance. The debt discount determined for the Sixth Amendment totaled $902,745. For the Seventh Amendment, which occurred on December 23, 2021, the Company determined it was a debt modification. The Seventh Amendment provided the Company with debt financing of $500,000, an Exit fee of $500,000, and no common share issuance. The debt discount determined for the Seventh Amendment totaled $510,783. For the Eight Amendment, which occurred on January 26, 2022, the Company determined it was a debt modification. The Eighth Amendment provided the Company with debt financing of $350,000, an Exit fee of $350,000, and no common share issuance. The debt discount determined for the Eighth Amendment totaled $352,520. For the Ninth Amendment, which occurred on February 11, 2022, the Company determined it was a debt modification. The Ninth Amendment provided the Company with debt financing of $250,000, an Exit fee of $12,500, and no common share issuance. The debt discount determined for the Ninth Amendment totaled $19,700. For the Tenth Amendment, which occurred on March 11, 2022, the Company determined it was a debt modification. The Tenth Amendment provided the Company with debt financing of $300,000, an Exit fee of $15,000, and no common share issuance. The debt discount determined for the Tenth Amendment totaled $25,125. For the Eleventh Amendment, which occurred on March 25, 2022, the Company determined it was a debt modification. The Eleventh Amendment provided the Company with debt financing of $500,000, an Exit fee of $25,000, and no common share issuance. The debt discount determined for the Eleventh Amendment totaled $29,050. For the Twelfth Amendment, which occurred on April 15, 2022, the Company determined it was a debt modification. The Twelfth Amendment provided the Company with debt financing of $450,000, an Exit fee of $22,500, and no common share issuance. The debt discount determined for the Twelfth Amendment totaled $36,002. For the Thirteenth Amendment, which occurred on May 10, 2022, the Company determined it was a debt modification. The Thirteenth Amendment provided the Company with debt financing of $500,000, an Exit fee of $25,000, and no common share issuance. The debt discount determined for the Thirteenth Amendment totaled $38,502. For the Fourteenth Amendment, which occurred on June 10, 2022, the Company determined it was a debt modification. The Fourteenth Amendment provided the Company with debt financing of $350,000, an Exit fee of $17,500, and no common share issuance. The debt discount determined for the Fourteenth Amendment totaled $31,002.

The accumulated gross debt discount as of June 30, 2022 and December 31, 2021 totaled $8,732,377 and $8,200,476, respectively and will be amortized into the condensed consolidated statement of operations and comprehensive loss and included in the interest expense – related party over the remaining life of the loan or until the next debt modification or extinguishment is determined. Interest expense for note payable to related party for the three months ended June 30, 2022 and 2021 was $856,574 and $360,903, respectively. Interest expense for note payable to related party for the six months ended June 30, 2022 and 2021 was $1,657,251 and $360,903, respectively.

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Oceanside Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“Oceanside”) and the shareholders of Oceanside (the “Oceanside Shareholders”). The merger closed on August 15, 2019, and the Company acquired all of the outstanding shares of S&W. Pursuant to the terms of the Merger Agreement, the Company issued 12,513,227 shares valued at $20,021,163 to owners and employees of Oceanside and contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two-year promissory notes (the “Closing Notes”). At the time of the acquisition and under FASB ASC Topic 805, Business Combinations (“ASC 805”), these Closing Notes were recorded ratably as compensation expense into the statement of operations and comprehensive loss over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the one year closing note and thereby defaulted on its obligation and the two-year closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense-related party. The total $750,000 liability is recorded in accrued expenses. Interest expense for note payable to related party for the three months ended June 30, 2022 and 2021 was $33,657 and $33,567, respectively. Interest expense for note payable to related party for the six months ended June 30, 2022 and 2021 was $66,945.

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

The principal balance of these notes payable was $80,000 at June 30, 2022 and December 31, 2021, and discounts recognized upon respective origination dates as a result of the beneficial conversion feature total $19,328 and $26,271, respectively. At June 30, 2022 and December 31, 2021, the total convertible notes payable to related party net of discounts was $60,672 and $53,729, respectively. Interest expense for note payable to related party was $2,023 and discount amortization was $3,491 for the three months ended June 30, 2022 and 2021. Interest expense for note payable to related party for the six months ended June 30, 2022 and 2021 was $4,023 and discount amortization was $6,943.

Long-term debt

On February 17, 2021, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”), the Company entered into a promissory note of $295,600 with Regions Bank (the “Second Bright Mountain PPP Loan”) and has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Second Bright Mountain PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. This was the second tranche available under the PPP program and was forgiven as of June 15, 2022 and the Company recorded a non-cash gain on the PPP forgiveness during the three months ended June 30, 2022.

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

At June 30, 2022 and December 31, 2021, a summary of the Company’s debt is as follows:

	June 30, 2022	December 31, 2021
Non-interest bearing BMLLC acquisition debt	$-	$250,000
PPP loans	-	1,137,140
Wild Sky acquisition debt	18,181,564	18,146,564
Centre Lane debt	11,355,000	8,187,500
Note payable debt to the Company’s Chairman of the Board	80,000	80,000
Total Debt	29,616,564	27,801,204
Less: debt discount, related party	(3,797,588)	(3,880,093)
Less: current portion of long-term debt	-	(1,387,140)
Less: current portion of long-term debt, related party	(3,632,192)	(7,316,402)
Long term debt to related parties, net and long term debt	$22,186,784	$15,217,569

Interest expense was $895,745 and $539,216 for the three months ended June 30, 2022 and 2021, respectively. Interest expense was $1,735,162 and $574,504 for the six months ended June 30, 2022 and 2021, respectively.

The minimum annual principal payments of notes payable at June 30, 2022 were:

For the Twelve Months Ending:
2022 (remainder of the year)	$-
2023	4,527,348
2024	2,416,395
2025	22,672,821
Total	$29,616,564

Premium Finance Loan Payable

The Company generally finances its annual insurance premiums through the use of short-term notes, payable in 10 equal monthly installments. Coverages financed include Directors and Officers and Errors and Omissions with premiums financed in 2021 and 2020 of $406,522 and $380,397, respectively.

Total Premium Finance Loan Payable balance for the Company’s policies was $85,711 at June 30, 2022 and $334,284 at December 31, 2021.

NOTE 10 – COMMITMENTS AND CONTINGENCIES.

The Company leases its corporate offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487 under a long-term non-cancellable operating lease agreement that expired on October 31, 2021. On June 14, 2022, the Company signed a second lease addendum (“Second Addendum”) to the lease for the Boca Raton headquarters office space with approximately 4,500 square feet. The new lease term is for five years beginning upon completion of improvements to the office space by the Landlord. For the interim period from signing of the Second Addendum to the completion of the improvements (estimated at approximately 2 months), the monthly rent will be $7,719. Thereafter, for the 1st year, the cash rent will be $11,893 per month. Rent increases yearly at 3% from years two through five. The Company has the option to renew the lease for one additional five year term.

The right-of-use asset and lease liability is as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Assets
Operating lease right of use asset	$687,310	$-

Liabilities
Operating lease liability	$691,340	$-

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability. The Company did not have any variable lease payments for its operating lease for the three and six months ended June 30, 2022 and 2021.

The maturity of the Company’s operating lease liability at June 30, 2022:

2022 (remainder of year)	$19,570
2023	108,060
2024	112,680
2025	117,038
2026	122,346
Thereafter	758,010
Total undiscounted operating lease payments	1,237,704
Less: Imputed interest	(546,364)
Present value of operating lease liability	$691,340

The following summarizes additional information related to the operating lease:

June 30, 2022
Weighted-average remaining lease term	10.1
Weighted-average discount rate	11.6%

For the three months ended June 30, 2022 and 2021, rent expense was $44,802 and $53,588, respectively. For the six months ended June 30, 2022 and 2021, rent expense was $94,374 and $102,020, respectively.

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

At both June 30, 2022 and December 31, 2021 125,000 shares of Series E Stock were issued and outstanding. There are no shares of Series A-1 Stock, Series B Stock, Series B-1 Stock, Series C Stock, Series D or Series F Stock issued and outstanding.

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

Dividends paid for Convertible Preferred Stock were $1,247 during the three months ended June 30, 2022 and for Series E and F Convertible Preferred Stock were $836 during the three months ended June 30, 2021. Dividends paid for Convertible Preferred Stock were $2,069 during the six months ended June 30, 2022 and for Series E and F Convertible Preferred Stock were $2,522 during the three months ended June 30, 2021.

Total preferred stock dividend accrued amounted to $691,861 as of June 30, 2022 and December 31, 2021.

NOTE 12 – COMMON STOCK.

A) Stock issued for Cash

During the six months ended June 30, 2022 and 2021, the Company did not sell any of its securities through a private placement.

B) Stock issued for services

During the six months ended June 30, 2022, the Company issued 174,253 shares of our common stock for the following concepts:

	Shares (#)	Value
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	174,253	$278,805
Total	174,253	$278,805

During the six months ended June 30, 2021, the Company issued a net 3,654,266 shares of our common stock for the following concepts:

	Shares (#)	Value
Shares issued to Centre Lane related to debt financing	3,150,000	$2,497,056
Options exercised by employees	100,000	13,900
Warrants exercised	25,000	10,000
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	379,266	606,826
Total	3,654,266	$3,127,782

C) Stock issued for acquisitions

During the six months ended June 30, 2022 and 2021, the Company did not make any acquisitions.

D) Stock issued for deemed dividend

During the six months ended June 30, 2022 and 2021, the Company did not issue any stock that resulted in a deemed dividend.

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

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan will be presented for stockholder approval at the Company’s 2022 Annual Meeting of Stockholders. The Stock Option Plan provides for the grants of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the 2022 Plan (the “Plan” is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan is the successor to the Company’s prior stock option plans (2011, 2013, 2015, and 2019 Plans) and accordingly no new grants will be made under the prior plans from and after the date hereof. The Stock Option Plan is a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of June 30, 2022 16,311,340 shares were remaining under the 2022 Plan for the future issuance.

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

The Company recorded $30,119 and $74,722 of non-cash stock-based stock option compensation expense for the three months ended June 30, 2022 and 2021, respectively. The Company recorded $59,035 and $143,016 of non-cash stock-based stock option compensation expense for the six months ended June 30, 2022 and 2021, respectively. The stock option expense for the three and six months ended June 30, 2022 and 2021, respectively has been recognized as a component of general and administrative expenses in the accompanying condensed consolidated financial statements.

As of June 30, 2022, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $97,511 to be recognized through May 2026.

A summary of the Company’s stock option activity during the six months ended June 30, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	1,415,227	$0.62	6.2	$—
Granted	4,845,433	0.01	9.8	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(72,000)	—	—	—
Balance Outstanding, June 30, 2022	6,188,660	$0.31	8.0	$—
Exercisable at June 30, 2022	672,864	$0.73	3.4	$—

Summarized information with respect to options outstanding under the option plans at June 30, 2022 is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - 0.13	5,495,433	$0.01	9.8	37,500	$0.01
$ 0.25 - 0.49	54,000	0.28	1.0	54,000	0.28
$ 0.50 - 0.85	501,000	0.69	3.0	501,000	0.69
$ 0.86 - 1.75	138,227	1.64	7.4	80,364	1.63

Total	6,188,660	$0.10	9.1	672,864	$0.73

NOTE 13 – RELATED PARTIES.

Centre Lane Partners Master Credit Fund II, L.P. (“Center Lane Partners”), who sold the Company the Wild Sky business in June 2020 has partnered and assisted the Company from a liquidity perspective during 2021 and through the three and six months ended June 30, 2022. This relationship has been determined to qualify as a related party. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions. Through June 30, 2022, the Company has entered into fourteen amendments to the Amended and Restated Senior Secured Credit agreement between itself and Centre Lane Partners. See Note 9 - Notes Payable for more information.

The total related party debt owed to Centre Lane Partners was $29,616,564 and $26,334,064 as of June 30, 2022 and December 31, 2021, respectively. The debt owed to Centre Lane Partners is reported net of their unamortized debt discount of $3,797,588 and $3,853,822 as of June 30, 2022 and December 31, 2021, respectively. For further clarification, please see Note 9, Notes Payable.

As discussed in Note 9, notes payable to the Chairman of the Board amounted to $60,672 and $53,729 as of June 30, 2022 and December 31, 2021, respectively, and are reported net of their unamortized debt discount of $19,328 and $26,271 as of June 30, 2022 and December 31, 2021, respectively. See Note 9 further discussion on these notes payable.

During the three months ended June 30, 2022 and 2021, we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $836 and $1,261, respectively, held by affiliates of the Company. During the six months ended June 30, 2022 and 2021 we paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $2,069 and $2,522, respectively held by affiliates of the Company.

The unsecured and interest free Closing Notes of $750,000 related to the Oceanside acquisition were recorded ratably as compensation expense into the condensed consolidated statement of operations and comprehensive loss over the 24-month term and an accrued payable is being recognized over the same period. As of August 15, 2020, the Company did not make payment on the First Closing Note and thereby defaulted on its obligation and the Second Closing Note accelerated to become payable as of August 15, 2020. Upon default, the Closing Notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense-related party. Interest expense for note payable to related party for the three months ended June 30, 2022 and 2021 was $33,657 and $33,567, respectively. Interest expense for note payable to related party for the six months ended June 30, 2022 and 2021 was $66,945.

NOTE 14 – INCOME TAXES.

The Company recorded $0 tax provision for the three and six months ended June 30, 2022 and 2021, due in large part to its expected tax losses for the year and maintaining a full valuation allowance against its net deferred tax assets.

At June 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and six months ended June 30, 2022 and 2021.

NOTE 15 – SUBSEQUENT EVENTS.

On July 1, 2022, the Company filed an application with the OTCQB for a review of its candidature to be upgraded to the OTCQB exchange from the OTC Expert market as the Company is now current with its SEC filing obligations. This process is expected to take between eight to ten weeks.

On July 8, 2022, the Company and certain of its subsidiaries entered into its fifteenth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional loan amount of $350 thousand, in the aggregate. This term loan matures on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $18 thousand which will be added and capitalized to the principal amount of the term loan.

The Company announced that it accepted the resignation of its Chief Financial Officer, Edward Cabanas on July 26, 2022, effective August 15, 2022, and appointed Miriam Martinez as the Company’s new Chief Financial Officer. Pursuant to an Offer Letter, Ms. Martinez will receive an annual base salary of $225,000. In addition to base salary, Ms. Martinez is eligible to participate in all of the Company’s Benefits Plans as are set forth in the Company’s Employee Manual. In addition, Ms. Martinez has been granted 225,000 options to purchase an equal number of shares of the Company’s common stock as part of the 2022 company Stock Option Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth later in this report under Part II, Item 1A. in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on June 13, 2022 (the “2020 Form 10-K”) and our other filings with the SEC. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All information in this section for the three and six months ended June 30, 2022 and 2021 is unaudited and derived from the unaudited condensed consolidated financial statements appearing elsewhere in this report; unless otherwise noted, all information for the year ended December 31, 2021 is derived from our audited consolidated financial statements appearing in the 2021 Form 10-K as filed with the SEC on June 13, 2022.

Executive Overview of Second Quarter 2022 Results

Our key user metrics and financial results for the second quarter of 2022 are more fully discussed and described herein and should be read in context with the disclosure on this page. The second quarter of 2022 results are as follows:

User metrics:

●	Quarterly ad impressions delivered were approximately 1.2 billion for the three months ended June 30, 2022 and approximately 2.2 billion for the six months ended June 30, 2022; this compares to approximately 0.9 billion for the three months ended June 30, 2021 and approximately 2.0 billion for the six months ended June 30, 2021.

Second quarter 2022 financial results:

●	Advertising revenue increased 135% in the three months ended June 30, 2022 from the same period of 2021. Advertising revenue increased 90% in the six months ended June 30, 2022 from the same period of 2021.

●	Gross profit increased 194% in the three months ended June 30, 2022 from the same period of 2021. Gross profit increased 130% in the six months ended June 30, 2022 from the same period of 2021.

●	Selling, general and administrative expenses decreased 28% in the three months ended June 30, 2022 from the same period of 2021. Selling, general and administrative expenses decreased 19% in the six months ended June 30, 2022 from the same period of 2021.

●	Included within the expenses for the three months ended June 30, 2022 are $389,739 of non-cash amortization of the intangible assets, and $30,119 of stock based compensation. Included within the expenses for the six months ended June 30, 2022 are $786,006 of non-cash amortization of the intangible assets and $59,035 of stock based compensation.

●	Net cash used in operating activities was ($2,565,605) for the first six months of 2022 as compared to ($2,059,030) for the six months of 2021.

Overview

Bright Mountain Media, Inc. is an end-to-end digital media and advertising services platform, efficiently connecting brands with targeted consumer demographics. Through the removal of middlemen in the advertising services process, Bright Mountain Media efficiently connects brands with targeted consumer demographics while maximizing revenue to publishers. Bright Mountain Media’s assets include the Bright Mountain, LLC ad network, MediaHouse (f/k/a NDN), Oceanside (f/k/a S&W Media), Wild Sky Media and 20 owned and/or managed websites.

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

We have begun expansion with the recent acquisition of Wild Sky Media. Wild Sky Media offers massive global reach through engaging content and multicultural audiences. This is achieved through their six websites focusing on parenting and lifestyle brands. The websites include Mom.com, Cafemom.com, LittleThings.com, mamaslatinas.com, revelist.com, and babynamewizard.com.

Key initiatives

Our growth strategy is based upon:

●	completing and launching the Bright Mountain Media advertising solutions marketplace;

●	expanding our sales revenues through organic growth;

●	continuing to pursue acquisition candidates that are strategic to our business plan;

●	evaluating expenses attributed to our non-strategic business lines; and

●	continuing to automate our processes and reduce overhead where possible without impacting our customer experience.

Results of operations

Revenues, Cost of Revenue, Gross Profit Margins, selling, general and administrative expenses, and other income (expense)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change

Advertising revenues	$5,716,779	$2,433,415	$3,283,364	135%	$9,175,943	$4,833,135	$4,342,808	90%
Total cost of revenue	$2,899,290	$1,476,108	$1,423,182	96%	$4,589,905	$2,842,951	$1,746,954	61%
Gross Profit	$2,817,489	$957,307	$1,860,182	194%	$4,586,038	$1,990,184	$2,595,854	130%
Gross profit margin as a percentage of advertising revenues	49.3%	39.3%			50.0%	41.2%

Advertising revenue for the three months ended June 30, 2022 was 135% higher than the comparable period in 2021. The main reason for the increase was higher programmatic revenue at our BMLLC business in a combination of adding new clients and increased use of its proprietary RTB platform complemented by higher Direct campaign revenue at our Wild Sky business period over period.

Advertising revenue for the six months ended June 30, 2022 was 90% higher than the comparable period in 2021. The main reason for the increase was higher programmatic revenue at our BMLLC business in a combination of adding new clients and increased use of its proprietary RTB platform complemented by higher Direct campaign revenue at our Wild Sky business period over period.

We incur costs of sales associated with the advertising revenue. These costs include revenue share payments to media providers and website publishers. Our gross profit margin percentage increased 1000 basis points (49.3% versus 39.3%) for the three months ended June 30, 2022 compared to the comparable prior period. Our gross profit margin percentage increased 880 basis points (50.0% versus 41.2%) for the six months ended June 30, 2022 compared to the comparable prior period. This increase is mainly due to higher margins in our programmatic business due to the increased use of our proprietary RTB exchange platform which eliminates the use of third parties and the increase of new clients with improved margins and increased Direct campaign revenues that also have higher gross margins.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Selling, general and administrative expense	$3,443,199	$4,749,835	$(1,306,636)	(28)%	$7,330,558	$9,024,269	$(1,693,711)	(19)%
Selling, general and administrative expense as a percentage of total revenue	60%	195%			80%	187%

Selling, general and administrative costs decreased approximately $1,306,636, or (28%) for the three months ended June 30, 2022 compared to the same period in 2021. Selling, general and administrative costs decreased approximately $1,693,711, or (19%) for the six months ended June 30, 2022. These decreases are mainly due to reduced costs related to reductions in headcount throughout our operations period over period and lower professional fees, specifically audit, tax and valuation work, period over period.

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

Other income (expense), net

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Other income (expense), net	$(561,808)	$(696,783)	$134,975	19%	$(559,855)	$835,499	$(1,395,354)	(167)%

Other income (expense) increased approximately $134,975, or 19% for the three months ended June 30, 2022 compared to the same period in 2021, mainly due to PPP loan forgiveness by $295,600 during the three months ended June 30, 2022.

Other income decreased approximately $1,395,354, or (167%) for the six months ended June 30, 2022 compared to the same period in 2021, mainly due to reduced PPP loan forgiveness by $569,555 and increased interest expense – related party.

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

Our adjusted EBITDA is defined as operating income/loss excluding:

●	non-cash stock option compensation expense;
●	depreciation;
●	Non-restructuring severance expenses
●	Nonrecurring professional fees;
●	acquisition-related items consisting of amortization expense and impairment expense;
●	interest; and
●	amortization on debt discount.

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

The following is an unaudited reconciliation of net loss to adjusted net loss and Adjusted EBITDA for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net loss before tax	$(1,187,518)	$(4,489,311)	$(3,304,375)	$(6,198,586)
plus:
Stock compensation expense	30,115	128,342	175,780	298,390
Depreciation expense	8,468	16,487	11,853	34,534
Amortization expense	389,741	396,267	786,007	792,533
Nonrecurring professional fees	164,465	115,409	307,749	160,409
Amortization on debt discount	333,177	141,992	613,155	145,444
Bad debt (recovery)	(49,076)	(147,166)	222,279	(141,070)
Non-restructuring severance expense	29,313	-	29,313	-
Interest expense, net	722	75,211	735	336,206
Interest expense – related party	562,568	393,772	1,122,007	429,060
Adjusted EBITDA	$281,975	$(3,368,997)	$(35,497)	$(4,143,080)

For the three and six months ended June 30, 2022 and 2021, to disclose an adjusted EBITDA that accurately represents actual operations, we have excluded the PPP loan forgiveness from the calculation.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working (deficit) at June 30, 2022 as compared to December 31, 2021.

	June 30, 2022	December 31, 2021
Total current assets	$4,689,370	$5,257,577
Total current liabilities	17,497,981	23,069,784
Net working deficit	$(12,808,611)	$(17,812,207)

As we continue our efforts to grow our business, we expect that our monthly cash operating overhead will continue to increase as we add personnel, although at a lesser rate, and we are not able at this time to quantify the amount of this expected increase. During 2021, we implemented policies and procedures around cash collections to prevent the aging of accounts receivables that we experienced in 2020. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at June 30, 2022.

During February and March 2021, the Company received two loans with proceeds totaling $1,137,140 (the “PPP Loans”) under the second tranche of the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Second Bright Mountain and Second Wild Sky PPP Loans are evidenced by promissory notes (the “Promissory Notes”) with Regions Bank and Holcomb Bank, respectively, and have a two-year term and bear interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains customary events of default provisions. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On March 23, 2022 and June 15, 2022, the Company obtained PPP forgiveness for the second tranches of the loans totaling $1,137,140.

During January through June 30, 2022, the Company received $2.7 million in debt financing from Centre Lane Partners. The use of the funds was for general working capital needs. During May 26, 2021 through December 31, 2021, the Company received $5.1 million in debt financing from Centre Lane Partners. The use of the funds was for general working capital needs.

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of the date of the end of the period covered by this report. This determination was based on the following factors: (i) the Company used cash of approximately $2.6 million in operations for the six months ended June 30, 2022; (ii) the Company’s available cash as of the date of this filing will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending December 31, 2022 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern as of the date of the end of the period covered and for one year from the issuance of these condensed consolidated financial statements.

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

Our ability to fully implement the Bright Mountain Media Ad Exchange Network and maximize the value of our assets are dependent upon our ability to raise additional capital sufficient for our short-term and long-term growth plans. Historically, we have been dependent upon debt financing and equity capital raises to provide adequate funds to meet our working capital needs. During the six months ended June 30, 2022, we raised $2,700,000 of debt financing (see Note 13 Related Parties for more information).

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

Summary of cash flows

	For the six months ended June 30,
	2022	2021
Net cash used in operating activities	$(2,565,605)	$(2,059,030)
Net cash used in investing activities	$(3,824)	$(5,337)
Net cash provided by financing activities	$2,205,297	$2,423,840

During the six months ended June 30, 2022, the Company raised $2,700,000 of debt financing which was used primarily to fund our working capital. We used cash primarily to fund our net loss of $3,304,375.

During the six months ended June 30, 2021, the Company raised $1,500,000 of debt financing which was used primarily to fund our working capital.

Critical accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

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

Changes in Internal Control over Financial Reporting. We continue to strategically plan changes in our internal control over financial reporting through this fiscal quarter, Q2 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2022 through June 30, 2022, Bright Mountain Media, Inc. did not sell any equity securities.

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

BRIGHT MOUNTAIN MEDIA, INC.

August 12, 2022	By:	/s/ Matthew Drinkwater
Matthew Drinkwater, Chief Executive Officer, Principal Executive Officer

	By:	/s/ Edward A. Cabanas
Edward A. Cabanas, Chief Financial Officer, Principal Financial and Accounting Officer

