Form 10-Q
period 2022-09-30
Bright Mountain Media, Inc.
filed 2022-11-14
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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
Emerging growth company ☐

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

As of November 11, 2022, there were 149,159,461 shares of the issuer’s shares outstanding.

BRIGHT MOUNTAIN MEDIA, INC.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company”, “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2022” refers to the three months ended September 30, 2022, “third quarter of 2021” refers to the three months ended September 30, 2021, and “2021” refers to the year ended December 31, 2021. The information which appears on our website at www.brightmountainmedia.com is not part of this report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIGHT MOUNTAIN MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share figures)

	September 30,	December 31,
	2022	2021*
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$412	$781
Accounts receivable, net	3,904	3,550
Prepaid expenses and other current assets	769	926
Total Current Assets	5,085	5,257

Property and equipment, net	37	65
Intangible assets, net	4,896	6,069
Goodwill	19,645	19,645
Operating lease right-of-use asset	381	—
Other assets	240	528
Total Assets	$30,284	$31,564
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$9,968	$10,967
Other liabilities	2,144	1,598
Interest payable – 10% Convertible Promissory Notes– related party	29	23
Interest payable – Centre Lane Senior Secured Credit Facility – related party	1,855	617
Deferred revenues	996	1,162
PPP Loan	—	1,137
Note payable – BMLLC acquisition debt	—	250
Note payable – Centre Lane Senior Secured Credit Facility – related party (current portion)	2,832	7,316
Total Current Liabilities	17,824	23,070

Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	23,582	15,164
Note Payable – 10% Convertible Promissory Notes, net of discount, related party	64	54
Operating lease liability	333	—
Total liabilities	41,803	38,288

Commitments and Contingencies

Shareholders’ deficit
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized:
Series A-1, 2,000,000 shares designated, no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Series B-1, 6,000,000 shares designated, no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Series E, 2,500,000 shares designated, 125,000 shares issued and outstanding at September 30, 2022 and December 31, 2021; liquidation preference of $0.40 per share	1	1
Series F, 4,344,017 shares designated, no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—

Common stock, par value $0.01, 324,000,000 shares authorized, 149,984,636 and 149,810,383 issued and 149,159,461 and 148,985,208 outstanding at September 30, 2022 and December 31, 2021, respectively	1,500	1,498
Treasury stock, at cost; 825,175 shares at September 30, 2022 and December 31, 2021	(220)	(220)
Additional paid-in capital	98,500	98,129
Accumulated deficit	(111,366)	(106,144)
Accumulated other comprehensive income	66	12
Total shareholders’ deficit	(11,519)	(6,724)
Total liabilities and shareholders’ deficit	$30,284	$31,564

*	Derived from audited condensed financial statements.

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share figures)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$5,244	$3,805	$14,420	$8,638
Cost of revenue	3,098	1,708	7,726	4,568
Gross margin	2,146	2,097	6,694	4,070
General and administrative expenses	3,323	4,635	10,616	13,643
Loss from operations	(1,177)	(2,538)	(3,922)	(9,573)
Financing income (expense)
Gain on forgiveness of PPP loan	—	465	1,137	2,172
Other income (expense)	18	(54)	58	(15)
Interest expense - Centre Lane Senior Secured Credit Facility- related party	(744)	(755)	(2,468)	(1,318)
Interest expense - Convertible Promissory notes - related party	(6)	(6)	(17)	(17)
Other interest expense	(9)	(1)	(10)	(336)
Total financing income (expense)	(741)	(351)	(1,300)	486
Net loss before income tax	(1,918)	(2,889)	(5,222)	(9,087)
Income tax provision (benefit)	—	—	—	—
Net loss	(1,918)	(2,889)	(5,222)	(9,087)

Dividends
Common stock deemed dividend	—	(212)	—	(212)
Preferred stock dividends	(1)	(62)	(3)	(241)

Net loss attributable to common shareholders	$(1,919)	$(3,163)	$(5,225)	$(9,540)
Foreign currency translation	37	93	54	(21)
Comprehensive loss	$(1,882)	$(3,070)	$(5,171)	$(9,561)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.08)
Weighted average shares outstanding
Basic and diluted	149,159,461	125,744,703	149,140,312	121,718,466

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Three and Nine Months Ended September 30, 2022 and 2021

(unaudited)

(in thousands, except share figures)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, December 31, 2021	125,000	$1	149,810,383	$1,498	(825,175)	$(220)	$98,129	$(106,144)	$12	$(6,724)
Net income (loss)	—	—	—	—	—	—	—	(2,117)	—	(2,117)
Series E preferred stock dividend	—	—	—	—	—	—	(1)	—	—	(1)
Stock option vesting expense	—	—	—	—	—	—	29	—	—	29
Oceanside acquisition	—	—	174,253	2	—	—	277	—	—	279
Balance, March 31, 2022	125,000	$1	149,984,636	$1,500	(825,175)	$(220)	$98,434	$(108,261)	$12	$(8,534)
Net income (loss)	—	—	—	—	—	—	—	(1,187)	—	(1,187)
Series E preferred stock dividend	—	—	—	—	—	—	(1)	—	—	(1)
Stock option vesting expense	—	—	—	—	—	—	30	—	—	30
Foreign currency translation, net	—	—	—	—	—	—	—	—	17	17
Balance, June 30, 2022	125,000	$1	149,984,636	$1,500	(825,175)	$(220)	$98,463	$(109,448)	$29	$(9,675)
Series E preferred stock dividend	—	—	—	—	—	—	(1)	—	—	(1)
Stock option vesting expense	—	—	—	—	—	—	38	—	—	38
Foreign currency translation, net	—	—	—	—	—	—	—	—	37	37
Net income (loss)	—	—	—	—	—	—	—	(1,918)	—	(1,918)
Balance, September 30, 2022	125,000	$1	149,984,636	$1,500	(825,175)	$(220)	$98,500	$(111,366)	$66	$(11,519)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2020	8,044,017	$80	118,162,150	$1,182	(825,175)	$(220)	$96,427	$(93,932)	$(23)	$3,514
Net income (loss)	—	—	—	—	—	—	—	(1,709)		(1,709)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(89)	—	—	(89)
Stock option vesting expense	—	—	—	—	—	—	68	—	—	68
Options exercise	—	—	100,000	1	—	—	13	—	—	14
Warrants exercise	—	—	25,000	—	—	—	10	—	—	10
Foreign currency translation, net	—	—	—	—	—	—	—	—	(9)	(9)
Oceanside acquisition	—	—	379,266	4	—	—	603	—	—	607
Balance, March 31, 2021	8,044,017	$80	118,666,416	$1,187	(825,175)	$(220)	$97,032	$(95,641)	$(32)	$2,406
Net income (loss)	—	—	—	—	—	—	—	(4,489)	—	(4,489)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(90)	—	—	(90)
Stock option vesting expense	—	—	—	—	—	—	73	—	—	73
Centre Lane Partners debt financing	—	—	3,150,000	31	—	—	2,466	—	—	2,497
Foreign currency translation, net	—	—	—	—	—	—	—	—	(82)	(82)
Balance, June 30, 2021	8,044,017	$80	121,816,416	$1,218	(825,175)	$(220)	$99,481	$(100,130)	$(114)	$315
Net income (loss)	—	—	—	—	—	—	—	(2,889)	—	(2,889)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(62)	—	—	(62)
Stock option vesting expense	—	—	—	—	—	—	38	—	—	38
Centre Lane Partners debt financing	—	—	2,000,000	20	—	—	42	—	—	62
Common stock deemed dividend	—	—	10,398,700	104	—	—	108	(212)	—	-
Conversion of Preferred stocks	(7,919,017)	(79)	7,919,017	79	—	—	—	—	—	-
Foreign currency translation, net	—	—	—	—	—	—	—	—	93	93
Balance, September 30, 2021	125,000	$1	142,134,133	$1,421	(825,175)	$(220)	$99,607	$(103,231)	$(21)	$(2,443)

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,222)	$(9,087)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	24	46
Amortization of debt discount	923	384
Amortization of intangibles	1,173	1,189
Stock based compensation	97	179
Stock compensation for Oceanside shares	117	608
Gain on forgiveness of PPP loan	(1,137)	(2,172)
Write off doubtful accounts	—	(293)
Warrant expense for services rendered	—	10
Provision for bad debt	87	82
Changes in operating assets and liabilities:
Accounts receivable	(387)	2,807
Prepaid expenses and other current assets	423	636
Accounts payable and accrued expenses	(1,024)	(171)
Other liabilities	661	(340)
Interest payable – Centre Lane Senior Secured Credit Facility, related party	1,334	945
Interest payable – 10% Convertible Promissory note, related party	6	6
Deferred revenue	(166)	463
Net cash used in operating activities	(3,091)	(4,708)

Cash flows from investing activities:
Purchase of property and equipment	—	(3)
Net cash used in investing activities	—	(3)

Cash flows from financing activities:
Proceeds from stock option exercises	1	14
Preference dividend payments	(3)	3
Principal payments received (funded) for notes receivable	20	(1)
Proceeds from Centre Lane Senior Secured Credit Facility, related party	3,050	3,100
Payment of interest on Centre Lane Credit Facility	(96)	—
Repayments of BMLLC acquisition debt	(250)	—
Proceeds from PPP loan	—	1,137
Net cash provided by financing activities	2,722	4,253

Net decrease in cash and cash equivalents	(369)	(458)
Cash and cash equivalents at the beginning of period	781	736
Cash and cash equivalents at end of period	$412	$278

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for Interest	$96	$—

Non-cash investing and financing activities
Recognition of right-of-use asset and operating lease liability	$380	$—
Issuance of common shares to Oceanside to settle share liability	$162	$—
Common stock deemed dividend	$—	$212
Conversion of Preferred shares to Common shares	$—	$790
Issuance of common stock to Centre Lane for debt issuance	$—	$2,559

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS.

Organization and Nature of Operations

Bright Mountain Media, Inc. (the “Company” or “Bright Mountain” or “We”), is a holding Company which focuses on digital media and advertising services. The Company is engaged in content creation and technology development that helps brands connect with, and market to, targeted audiences in high quality environments using a variety of formats to reach customers.

Digital Media

Our digital publishing business focuses on developing content that attracts an audience and monetizes that audience through advertising. The current portfolio of owned and operated websites is focused on moms, parenting, families, and more broadly, women. The portfolio includes popular websites including Mom.com, Cafemom.com, LittleThings.com, and MamasLatinas.com. This demographic is highly sought after by brands and their advertising agencies.

Advertising Servicing

Our advertising technology business focuses on targeted ads to audiences on owned and operated sites as well as third party publishers in a cost-effective manner through the deployment of proprietary technologies. Through acquisitions and organic software development, we have consolidated and plan to further condense key elements of the prevailing digital advertising supply chain by eliminating industry “middlemen” and/or costly redundancy of services via our ad exchange. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both demand (ad buy side) and supply (media sell side) for both direct sales teams and programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, CTV, in-app).  Programmatic advertising relies on artificial intelligence powered software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with bid price offered by advertisers, while direct sales involve traditional insertion order-based, pre-selected sales between an ad buyer and an advertising sales executive.

The Company generates revenue through sales of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue. Additionally, we also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs (Demand Side Platforms) and sellers known as SSPs (Supply Side Platforms).

Application to OTC

On July 1, 2022, the Company filed an application with the Over-The-Counter (“OTC”) Markets Group Inc. for a review of its candidature to be upgraded to the OTCQB exchange from the OTC Expert market as the Company is now current with its SEC filing obligations. The application was approved on August 19, 2022.

Amendment to Centre Lane Senior Secured Credit Agreement

On July 8, 2022, the Company and its subsidiaries entered into its fifteenth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional loan amount of $350,000, in the aggregate. Centre Lane Partners has been determined to qualify as a related party as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited financial statements for the three and nine months ended September 30, 2022, and 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. The condensed consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The condensed consolidated balance sheet information as of December 31, 2021, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on June 13, 2022. The interim condensed consolidated financial statements should be read in conjunction with that report.

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $111.4 million as of September 30, 2022. Cash flows used in operating activities were $3.1 million and $4.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had approximately a $12.7 million working capital deficit, inclusive of $412,000 in cash and cash equivalents to cover overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, cash and cash equivalents, working capital, the ongoing increase in revenue through increased sales and strategic capital raises. The ultimate success of these plans is not guaranteed.

In considering our forecast for the next twelve months and the current cash and working capital as of the filing of this Form 10Q, such matters create a substantial doubt regarding the Company’s ability to meet our financial needs and continue as a going concern.

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

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

Foreign Currency

We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, costs and expenses on the date of the transaction. Translation gains and losses are included within “general and administrative expense” on the condensed consolidated statements of operations. These gains and losses are immaterial to the financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit-quality financial institutions. Such deposits may be in excess of federally insured limits. In addition, the Company maintains various bank accounts in Thailand and Israel, which are not insured. To date, we have not experienced any losses on our cash and cash equivalents. We perform periodic evaluations of the relative credit standing of the financial institutions.

We perform credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances.

The Company generates revenue through sales of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue.

The follow table provides information about concentration that exceed 10% of revenue, accounts receivable and accounts payable for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue Concentration
Customers exceeding 10% of revenue	2	1	1	—
% of overall revenue
Customer 1	30.9%	10.9%	33.4%	—%
Customer 2	10.8%	—%	—%	—%
Total % of revenue	41.7%	10.9%	33.4%	—%

	September 30, 2022	December 31, 2021
Accounts Receivable Concentration
Customers exceeding 10% of receivable	2	2
% of accounts receivable	46.1%	25.0%

	September 30, 2022	December 31, 2021
Accounts Payable Concentration
Vendors exceeding 10% of payable	1	1
% of accounts payable	11.9%	11.2%

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks.

As of December 31, 2021, the Company exceeded the federally insured limits of $250,000 for interest and noninterest bearing deposits. The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $0 and $190,000 as of September 30, 2022 and December 31, 2021, respectively. We monitor the financial condition of such institution and have not experienced any losses associated with these accounts.

Off-balance sheet arrangements

There are no off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

Reclassification

Reclassification of certain accounts has been made to previously reported amounts to conform to their treatment to the current period. Specifically, the Company identified a reclassification of commissions from general and administrative expenses to cost of revenue on the condensed consolidated statements of operations, reclassification between note receivable to prepaid expense and other current assets, website acquisition assets to intangible asset, as well as a reclassification between property and equipment and accumulated depreciation, accrued expenses to other liabilities on the condensed consolidated balance sheets. These reclassifications had no impact on the previously reported net loss for the three and nine months ended September 30, 2022 and 2021

Effective Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04 (amended by ASU 2019-10), Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The current guidance requires companies to calculate the implied fair value of goodwill in Step 2 by calculating the fair value of all assets (including any unrecognized intangible assets) and liabilities of the reporting unit and subtracting it from the fair value of the reporting unit previously calculated in Step 1. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our condensed consolidated financial statements for the period ended September 30, 2022.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (1) hybrid tax regimes; (2) tax basis step-up in goodwill obtained in a transaction that is not a business combination; (3) separate financial statements of entities not subject to tax; (4) intra-period tax allocation exception to the incremental approach; (5) ownership changes in investments; (6) interim-period accounting for enacted changes in tax law; and (7) year-to-date loss limitation in interim-period tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended September 30, 2022.

In January 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the period ended September 30, 2022.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 (amended by ASU 2019-10), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new guidance on January 1, 2023. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard is effective January 1, 2024 (early adoption is permitted, but not earlier than January 1, 2021). The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable	$4,406	$4,048
Unbilled receivables	67	—
	4,473	4,048
Less allowance for doubtful accounts	(569)	(498)
Accounts receivable, net	$3,904	$3,550

Bad debt expense included a recovery of $136,000 and an expense of $223,000 for the three months ended September 30, 2022, and 2021, respectively, and expenses of $87,000 and $82,000 for the nine months ended September 30, 2022, and 2021, respectively.

NOTE 4 – PREPAID COSTS AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$49	$427
Prepaid consulting service agreements – Spartan (1)	397	380
Prepaid software	208	—
Deposits	234	285
Other	121	362
Total prepaid costs and other assets	1,009	1,454
Less: Non-current other assets – Spartan (1)	(240)	(528)
Total Prepaid expenses and other current assets	$769	$926

(1)	Spartan Capital is a broker-dealer that has assisted the Company with a range of services including capital raising activities, M&A advisory, and consulting services. The Company has a five-year agreement with Spartan Capital commencing October 2018 for the provision of such services. A prepayment made under the terms of this agreement were capitalized and amortized over the remaining life of the agreement.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2022	December 31, 2021
Furniture and fixtures	3-5	$133	$39
Computer equipment	3	245	176
		378	215
Less: accumulated depreciation		(341)	(150)
Property and equipment, net		$37	$65

Depreciation and amortization expense for the three months ended September 30, 2022, and 2021 was $12,000 and $12,000, respectively, and $24,000 and $46,000 for the nine months ended September 30, 2022, and 2021, respectively.

The amounts are included in general and administrative expenses in the consolidated statements of operations.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 6 – INTANGIBLES ASSETS, NET

Website acquisitions, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Website acquisition assets	$1,124	$1,124
Less: accumulated amortization	(921)	(920)
Less: cumulative impairment loss	(200)	(200)
	$3	$4

Other intangible assets, net consisted of the following (in thousands):

	As of September 30, 2022				As of December 31, 2021
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	2.0	$2,759	$(1,499)	$1,260	$2,759	$(1,141)	$1,618
IP/Technology	7.1	1,983	(863)	1,120	1,983	(753)	1,230
Customer relationships	2.2	6,680	(4,191)	2,489	6,680	(3,494)	3,186
Non-compete agreements	0.4	402	(378)	24	402	(371)	31
Total	3.4	$11,824	$(6,931)	$4,893	$11,824	$(5,759)	$6,065

	September 30, 2022	December 31, 2021
Website	$3	$4
Other intangibles	4,893	6,065)
Total intangible, net	$4,896	$6,069

Amortization expense for the three months ended September 30, 2022, and 2021 was approximately $387,000 and $396,000, respectively, related to both the website acquisition costs and the intangible assets. Amortization expense for the nine months ended September 30, 2022, and 2021 was approximately $1.2 million and $1.2 million, respectively, related to both the website acquisition costs and the intangible assets.

As of September 30, 2022, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows (in thousands):

Remainder of 2022	$385
2023	1,542
2024	1,542
2025	780
2026	147
Thereafter	497
Total expected amortization expense	$4,893

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 7 – GOODWILL

The following table represents the allocation of Goodwill as of September 30, 2022, and December 31, 2021 (in thousands):

	Owned & Operated	Ad Exchange	Total
September 30, 2022	$9,725	$9,920	$19,645
December 31, 2021	$9,725	$9,920	$19,645

Goodwill is tested for impairment at least annually and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value of the Goodwill associated with the reporting unit exceeds the implied value of the Goodwill associated with the reporting unit. No triggering events were identified in the current period.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following, (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$7,680	$8,461
Accrued wages, commissions and bonus	573	1,459
Publisher cost	939	—
Professional fees	577	775
Other	199	272
Total accounts payable and accrued expenses	$9,968	$10,967

NOTE 9 – CENTRE LANE SENIOR SECURED CREDIT FACILITY

Effective June 1, 2020, the Company entered into a membership interest purchase agreement to acquire 100% of Wild Sky Media, a subsidiary (the “Purchase Agreement”). To finance this acquisition, the Company obtained a first lien senior secured credit facility from Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”) in the amount of $16.5 million, comprising $15.0 million of initial indebtedness, repayment of Wild Sky’s existing accounts receivable factoring facility of approximately $900,000 and approximately $500,000 of expenses.

Centre Lane Partners subsequently loaned the Company an additional $8.2 million to provide liquidity to fund operations beginning in April 2021 (the “Credit Facility” as amended). This Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

The note issued under the Credit Facility bears interest at a rate of 6.0% per annum and matures June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. The interest rate was increased to 10.0% at the first amendment and 12% after the ninth amendment, in each case, with interest payable-in-kind (“PIK Interest”) in lieu of cash payment. See below for a summary of amendments to the Credit Facility.

There is no prepayment penalty associated with this Credit Facility. However, certain future capital raises do require partial or full prepayments of the Credit Facility.

Optional Prepayment

The Company may at anytime, voluntarily prepay, in whole or in part a minimum of $250,000 of the outstanding principal of the loans, plus any accrued but unpaid interest on the aggregate principal amount of the loans being prepaid.

Repayment of Loans

The Company is required to repay in cash to Centre Lane Partners (i) commencing with the Fiscal Quarter ending on June 30, 2023, in consecutive quarterly installments to be paid on the last day of each Fiscal Quarter of the Company, an amount equal to 2.5% of the outstanding aggregate principal amount of the Loans (after giving effect to capitalized PIK Interest) and (ii) on the Maturity Date all outstanding Obligations (including, without limitation, all accrued and unpaid principal and interest on the principal amounts of the Loans (including any accrued but uncapitalized PIK Interest)) of the Loan Parties that are due and payable on such date.

During the three and nine months ended September 30, 2022, and 2021 the Company paid approximately $96,000 and $0 toward outstanding interest payable. There was no payment on the principal loan balance for the three or nine months ended September 30, 2022, and 2021.

Fees

Under the terms of the Credit Facility, the Company is also required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services provided under this Agreement. The Credit Facility provides that this fee shall be in all respects fully earned, due and paid-in-kind by the Company on the effective date (“Effective Date”) of the Credit Facility and on each anniversary of the Effective Date during the term of this Agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the Loans. For the nine months ended September 30, 2022, the accumulated administrative fee was $105,000 and is included in outstanding principal.

Default on Facility

The Credit Facility includes restrictive covenants that, among other things, require that the auditor’s opinion on the financial statements as of and for the year ended December 31, 2020, does not include a “going concern qualification.” The Company defaulted on this requirement and on April 26, 2021, obtained a waiver of this requirement from the lender.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The below table summarizes the loan balances and accrued interest for the periods ended September 30, 2022, and December 31, 2021, (in thousands):

	September 30, 2022	December 31, 2021

Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party (Current Portion)	$2,832	$7,316
Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	23,582	15,164
Net principal	26,414	22,480
Add: debt discount	3,490	3,854
Outstanding principal	$29,904	$26,334

The below table summarizes the movement in the outstanding principal from inception through September 30, 2022, (in thousands):

September 30, 2022
Original loan	$16,417
Add:
Additional draw	8,175
Exit and other fees	3,805
Interest capitalized	1,657
13,637
Less: Payment	(150)
Outstanding principal	$29,904

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Amendments to Credit Facility

Commencing in April 2021, the Company and certain of its subsidiaries entered into various amendments to the Senior Secured Credit Agreement with Centre Lane Partners. As of September 30, 2022, there were 15 amendments to the Credit Facility.

Consistent with FASB ASC Topic 870 Debt, (“ASC 470”), the Company is required to perform an analysis of the change in each amendment to determine whether the change is a modification or an extinguishment of debt. Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded as fair value, which becomes the new carrying value. A gain or loss is recorded for the difference between the net carrying value or the original debt and the fair value of the new debt. Interest expense is recorded based on the effective interest rate of the new debt. A debt is considered extinguished if the present value of the new cash flows under the term of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the old debt.

On July 8, 2022, the Company and certain of its subsidiaries entered into its fifteenth amendment to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”). The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional loan amount of $350,000 in the aggregate. This term loan matures on June 30, 2023. In addition, and as part of the transaction, there is an Exit Fee (“the Exit Fee”) totaling $18,000 which will be added and capitalized to the principal amount of the term loan.

Based on external assessment performed on the amendment of the Credit Facility on July 8, 2022, the Company determined that it was a modification, and did not recognize any gain.

The below table summarizes the amendments that were executed by the Company since the inception of the facility to September 30, 2022, (in thousands), except for share data:

Amendment Number	Amendment Date	Additional Loan $’000	New Repayment Date	New Interest Rate	Exit Fee (B)	Common Stock Issued	Accounting Impact
1(A)	April 26, 2021	$-	June 30, 2025	10%	$-	150,000	Extinguishment
2	May 26, 2021	1,500	June 30, 2025	-%	750	3,000,000	Modification
3	August 12, 2021	500	June 30, 2025	-%	250	2,000,000	Modification
4	August 31, 2021	1,100	June 30, 2025	-%	550	-	Modification
5	October 8, 2021	725	June 30, 2025	-%	363	-	Extinguishment
6	November 5, 2021	800	June 30, 2025	-%	800	7,500,000	Modification
7	December 23, 2021	500	June 30, 2025	-%	500	-	Modification
8	January 26, 2022	350	June 30, 2025	-%	350	-	Modification
9	February 11, 2022	250	June 30, 2023	12%	13	-	Modification
10	March 11, 2022	300	June 30, 2023	-%	15	-	Modification
11	March 25, 2022	500	June 30, 2023	-%	25	-	Modification
12	April 15, 2022	450	June 30, 2023	-%	23	-	Modification
13	May 10, 2022	500	June 30, 2023	-%	25	-	Modification
14	June 10, 2022	350	June 30, 2023	-%	18	-	Modification
15	July 8, 2022	350	June 30, 2023	-%	18	-	Modification
		$8,175			$3,700	12,650,000

(A)	The Credit Facility was amended to permit the Company to raise up to $6,000,000 of total cash proceeds from the sale of its preferred stock prior to December 31, 2021, without having to make a mandatory prepayment of the loans. Additionally, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum.

(B)	Added and capitalized to the principal amount of the original loan and the original loan terms apply.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

As of September 30, 2022, and December 31,2021, the carrying value of the facility was $26.4 million and $22.5 million, respectively, net of unamortized debt discount of $3.5 million and $3.9 million, respectively. The discount is being amortized over the remaining life of the Senior Secured Credit facility using the effective interest method.

Interest expense for the three and nine months ended September 30, 2022, and 2021 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest expense	$433	$520	$1,555	$945
Amortization	311	235	913	373
Total interest expense	$744	$755	$2,468	$1,318

NOTE 10 – OCEANSIDE SHARE EXCHANGE LOAN

On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Oceanside Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“Oceanside”) and the shareholders of Oceanside (the “Oceanside Shareholders”).

The merger closed on August 15, 2019, and the Company acquired all of the outstanding shares of Oceanside. Pursuant to the terms of the Oceanside Merger Agreement, the Company issued 12,513,227 shares valued at $20.0 million to owners and employees of Oceanside and contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two-year promissory notes (the “Closing Note(s)”).

At the time of the acquisition and under FASB ASC Topic 805, Business Combinations (“ASC 805”), these Closing Notes were recorded ratably as compensation expense into the statement of operations and comprehensive loss over the 24-month term and the Company recorded an accrued payable over the same period.

As of August 15, 2020, the Company did not make payment on the one-year Closing Note and thereby defaulted on its obligation and the two-year Closing Note accelerated to become payable as of August 15, 2020. Upon default, the Closing Notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, the Company recorded a total charge of $301,000 during the third quarter of 2020, comprised of $250,000 in Compensation expense and $51,000 in Interest expense. The Company also established a reserve for the $750,000 Closing Note principal balance which is included in Litigation reserves.

On September 6, 2022, the Company’s Board of Directors approved a settlement with the Oceanside Shareholders providing for payment of $650,000 payable over a 50-month period commencing January 2023. The Company recognize a gain of approximately $286,000 which includes $100,000 for the reduction in the settlement amount and $186,000 representing interest that was previously accrued as of December 30, 2021. The amount is included in Litigation settlement in the condensed consolidated statement of operations.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 11 – 10% CONVERTIBLE PROMISSORY NOTES

During November 2018, the Company issued 10% Convertible Promissory notes in the amount of $80,000 to the Chairman of the Board, a related party. The notes are unsecured and mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share. A beneficial conversion feature exists on the date the convertible notes were issued whereby the fair value of the underlying common stock to which the notes are convertible is in excess of the face value of the note of $80,000.

The principal balance of these notes payable was $80,000 at September 30, 2022 and December 31, 2021, and discounts recognized upon these origination dates as a result of the beneficial conversion feature total $16,000 and $26,000, respectively. At September 30, 2022 and December 31, 2021, the total 10% Convertible Promissory note payable was $64,000 and $54,000, net of discount, respectively.

Interest expense for the 10% Convertible Promissory note was $6,000 inclusive of interest of $2,000 and discount amortization was $4,000 for the three months ended September 30, 2022, and 2021, respectively. Interest expense for the 10% Convertible Promissory note for the nine months ended September 30, 2022, and 2021 was $17,000, inclusive of interest of $7,000 and discount amortization was $10,000, respectively.

NOTE 12 – PAYCHECK PROTECTION PROGRAM

The Paycheck Protection Program (“PPP”) was established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”). During 2020 to 2021, the Company and one of its subsidiaries. Wild Sky Media, entered into agreements to borrow funds under the PPP program. Under the terms of the CARES Act, PPP loan recipients could apply for and be granted forgiveness for all, or a portion of loans granted under the PPP.

Bright Mountain PPP Loan

On April 24, 2020, the Company entered into a promissory note of $465,000 with Regions Bank (the “Bright Mountain PPP Loan”) which had a two-year term and bears interest at a rate of 1.0% per annum. On January 28, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part and on July 16, 2021, the Company obtained the forgiveness of the Bright Mountain PPP Loan in whole and recorded a non-cash gain of $465,000 on the PPP forgiveness during the nine months ended September 30, 2021.

Second Bright Mountain PPP Loan

On February 17, 2021, the Company entered into a promissory note of $296,000 with Regions Bank (the “Second Bright Mountain PPP Loan”) which had a two-year term and bears interest at a rate of 1.0% per annum. This was the second tranche available under the PPP program and was forgiven as of June 15, 2022, and the Company recorded a non-cash gain of $296,000 on the PPP forgiveness during the nine months ended September 30, 2022.

Wild Sky PPP Loan

Effective June 1, 2020, the Company acquired Wild Sky and assumed the $1.7 million promissory note (the “Wild Sky PPP Loan”) with Holcomb Bank received under the PPP. On January 22, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part and on March 29, 2021, the Company obtained the forgiveness of the Wild Sky PPP Loan in whole and recorded a non-cash gain of $1.7 million on the PPP forgiveness during the nine months ended September 30, 2021.

Second Wild Sky PPP Loan

On March 23, 2021, Wild Sky entered into a promissory note of $841,000 with Holcomb Bank (the “Second Wild Sky PPP Loan”) which had a two-year term and bears interest at a rate of 1.0% per annum. This was the second tranche available under the PPP program and was forgiven as of March 23, 2022, and the Company recorded a non-cash gain of $841,000 on the PPP forgiveness during the nine months ended September 30, 2022.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 13 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue:
Digital media	$2,464	$2,768	$6,407	$5,828
Advertising services	2,780	1,037	8,013	2,810
Total revenues	$5,244	$3,805	$14,420	$8,638

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue:
Unites States	$4,902	$3,372	$13,375	$7,536
Israel	342	433	1,045	1,102
Total revenue	$5,244	$3,805	$14,420	$8,638

Revenue by geography is generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 93% of total revenue for the three and nine months ended September 30, 2022, respectively, and 89% and 87% for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, and December 31, 2021, approximately 100% of our long-lived assets were attributable to operations in the United States. Long-lived assets include websites and other intangibles assets that are utilized in overall revenue generation.

Deferred Revenue

The movement in deferred revenue during the nine months ended September 30, 2022, and the year ended December 31, 2021, comprised the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred revenue at start of the period	$1,162	$347
Amounts invoiced during the period	433	1,059
Less: revenue recognized during the period	(599)	(244)
Deferred revenue at end of the period	$996	$1,162

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 14 – STOCK BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan is the successor to the Company’s prior stock option plans (2011, 2013, 2015, and 2019 Plans) and accordingly no new grants will be made under the prior plans from and after the date hereof. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of September 30, 2022, 16,524,340 shares were remaining under the 2022 Plan for the future issuance.

Options

As of September 30, 2022, options to purchase 5,975,660 shares of common stock were outstanding under the Stock Option Plan at a weighted average exercise price of $0.31 per share.

Compensation expense recorded in connection with the Stock Option Plan was $38,000 and $100,000 for the three months ended September 30, 2022, and 2021, respectively and $97,000 and $179,000 for the nine months ended September 30, 2022, and 2021, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying condensed consolidated financial statements.

The following table presents the activity of the Company’s outstanding stock options of common stock for the nine months ended September 30, 2022:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	1,415,227	$0.62	6.2	$—
Granted	5,070,433	0.01	9.6	—
Exercised	(100,000)	—	—	—
Forfeited	(338,000)	—	—	—
Expired	(72,000)	—	—	—
Balance Outstanding, September 30, 2022	5,975,660	$0.31	7.9	$—
Exercisable at September 30, 2022	642,864	$0.75	3.1	$—
Unvested at September 30, 2022	5,332,796	$0.04	2.1	$—

The intrinsic value of the options exercised during the nine months ended September 30, 2022, and 2021 was $0.

Summarized information with respect to options outstanding under the stock option plans at September 30, 2022, is as follows:

	Options Outstanding
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Average Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
$0.01 – 0.13	5,062,433	$0.01	9.6	12,500	$0.01
$0.14 – 0.24	225,000	0.20	9.88	—	—
$0.25 – 0.49	54,000	0.28	0.7	54,000	0.28
$0.50 – 0.85	501,000	0.69	2.7	501,000	0.69
$0.86 – 1.75	133,227	1.64	7.2	75,364	1.63

Total	5,975,660	$0.11	8.9	642,864	$0.75

As of September 30, 2022, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $146,000 to be recognized through May 2026.

The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards for the nine months ended September 30, 2022, and 2021:

	September 30, 2022	September 30, 2021
Expected Term (years)	6.25	6.25
Expected volatility	96% - 104%	94% - 96%
Risk -free interest rate	2.73% - 2.93%	0.67%
Dividend yield	0%	0%
Expected forfeiture rate	0%	0%

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

NOTE 15 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Valuation is based on unadjusted quoted prices in active markets for identical assets and liabilities that are accessible at the reporting date. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2: Valuation is determined from pricing inputs that are other than quoted prices in active markets that are either directly or indirectly observable as of the reporting date. Observable inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and interest rates and yield curves that are observable at commonly quoted intervals.

Level 3: Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

Fair Value Considerations

Financial instruments recognized in the condensed consolidated balance sheets consist of cash, accounts receivable, other liabilities and accounts payable. The Company believes that the carrying value of its current financial instruments approximates their fair value due to the short-term nature of these instruments. The carrying value of the Centre Lane Senior Secured Credit Facility and the 10% Convertible Promissory Note approximates the fair value due to their nature and level of risk.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company accounts for its operating lease under FASB ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize on the balance sheet at lease commencement, the lease assets and the related lease liabilities for the rights and obligations created by operating and finance leases with lease terms of more than 12 months.

The Company leases its corporate offices under a long-term non-cancellable operating lease agreement that expired on October 31, 2021. On June 14, 2022, the Company signed a second lease addendum (“Second Addendum”) to the lease with a lease term for five years beginning upon completion of improvements to the office space by the Landlord, which was completed on September 12, 2022. The annual base rent is $96,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the lease for one additional five-year term.

At September 30, 2022, the operating lease liability was $381,000 and is included under liabilities on the condensed consolidated balance sheet.

At September 30, 2022, the operating lease asset was $381,000 and is included under assets on the condensed consolidated balance sheet.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $6,000 for the three and nine months ended September 30, 2022. Rent expense prior to commencement of the lease was $3,000, net of landlord incentives and $95,000 for the three and nine months ended September 30, 2022, respectively.

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Rent expense was $60,000 and $162,000 for the three and nine months ended September 30, 2021.

As of September 30, 2022, and December 31, 2021, the right-of-use asset and lease liability for the operating lease are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets
Operating lease right-of-use asset	$381	$-

Liabilities
Operating lease liability, current	$48	$-
Operating lease liability, net of current portion	333	-
Total operating lease liability	$381	$-

Litigation

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. When a loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. The Company will then continue to monitor the matter for further developments that could affect the amount of any such accrued liability.

Synacor Litigation

In 2020, Synacor, Inc . (“Synacor”) commenced an action against MediaHouse, LLC, Inform, Inc. and the Company, alleging approximately $230,000 was owed based on invoices issued in 2019 in respect to that certain Content Provider & Advertising Agreement with MediaHouse. During January 2022, the Company entered into a settlement agreement related to the legal proceedings with Synacor totaling $184,000. The agreement obligates the Company to pay $12,000 per month beginning January 24, 2022, for 12 consecutive months and then a final one-time payment in the amount of $40,000 to be paid on or before January 24, 2023. The Company previously reserved approximately $245,000 towards this litigation, and following the settlement, the Company recognized an adjustment of $61,000 included in litigation settlement on the condensed consolidated statements of operations.

At September 30, 2022, the Company paid $108,000 in connection with the Synacor settlement agreement , leaving an outstanding balance of $76,000. This amount is included in other liabilities on the condensed consolidated balance sheet at September 30, 2022.

MediaHouse Defamation

A former employee of the Company filed a suit against the Company MediaHouse, Inc., and Gregory A. Peters, a former Executive, (the “Defendants”) alleging two counts of defamation.

On August 2, 2022, the parties engaged in mediation, which resulted in a settlement of the lawsuit on August 4, 2022. The Company agreed to pay $62,500 over a 12-month period, with the first payment commencing on September 8, 2022, and final payment due on August 1, 2023. Approximately $57,000 was outstanding at September 30, 2022. This amount is included in other liabilities on the condensed consolidated balance sheet.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Slutzky & Winshman – Default on Obligations

Bright Mountain has been sued by plaintiffs Joey Winshman, Eli Desatnik and Nadav Slutzy (“Plaintiffs”) in a lawsuit filed in the United States District Court for the Southern District of Florida on December 17, 2021 (the “Lawsuit”). Plaintiffs allege that Bright Mountain defaulted on its obligations to Plaintiffs under three promissory notes that arose from the merger between Bright Mountain Israel Acquisition Ltd., a wholly owned subsidiary of Bright Mountain, and Slutzky & Winshman Ltd.

On September 6, 2022, the Company’s Board of Directors approved a settlement of $650,000 payable over a 50-month period commencing January 2023. See Note 10, Oceanside Share Exchange Loan for details of the settlement.

Other Litigation

Other litigation is defined as smaller claims or litigations that are neither individually or collectively material. It does not include lawsuits that relate to collections.

The Company is party to various other legal proceedings that arise in the ordinary course of business, separate from normal course accounts receivable collections matters. Due to the inherent difficulty of predicting the outcome of these litigations and other legal proceedings, the Company cannot predict the eventual outcome of these matters, and it is reasonably possible that some of them could be resolved unfavorably to the Company. As a result, it is possible that the Company’s results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies. However, the Company believes that the resolution of these other proceedings will not, based on information currently available, have a material adverse effect on the Company’s financial position or results of operations.

NOTE 17 – STOCKHOLDERS’ DEFICIT

Preferred Stocks

On August 31, 2021, W. Kip Speyer, the Company’s CEO, at that time, gave notice that all his held preferred stock was converted in accordance with the original terms. Accordingly, 7,919,017 shares of the Company’s common stock were issued to Mr. Speyer. The Company recognizes the conversion of the preferred stock on August 31, 2021 and provided all rights as a common shareholder with regard to said shares to Mr. Speyer, including all voting rights. The Company confirms that there was no inducement to convert the shares and that the correct shares were issued in accordance with the original conversion terms. Approximately $691,000 in outstanding dividend related to this preferred stock is included in other liabilities on the condensed consolidated balance sheet.

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

The designations, rights and preferences of the Series F-1, Series F-2 and Series F-3 are identical, other than the dividend rate, liquidation preference and date of automatic conversion into shares of our common stock. The Series F-1 pays dividends at the rate of 12% per annum and automatically converts into shares of our common stock on April 10, 2022. The Series F-2 pays dividends at the rate of 6% per annum and automatically converts into shares of our common on July 27, 2022. The Series F-3 pays dividends at the rate of 10% per annum and automatically converts into shares of our common stock on August 30, 2022. Additional terms of the designations, rights and preferences of the Series F-1, Series F-2 and Series F-3 include:

●	the shares have no voting rights, except as may be provided under Florida law;
●	the shares pay cash dividends subject to the provisions of Florida law at the dividend rates set forth above, payable monthly in arrears;
●	the shares are convertible at any time at the option of the holder into shares of our common stock on a 1:1 basis. The conversion ratio is proportionally adjusted in the event of stock splits, recapitalization or similar corporate events. Any shares not previously converted will automatically convert into shares of our common stock on the dates set forth above;
●	the shares rank junior to the 10% Series A Convertible Preferred Stock and our 10% Series E Convertible Preferred Stock;
●	in the event of a liquidation or winding up of the Company, the shares have a liquidation preference of $0.50 per share for the Series F-1, $0.50 per share for the Series F-2 and $0.40 per share for the Series F-3; and
●	the shares are not redeemable by the Company.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

At September 30, 2022, and December 31, 2021, 125,000 shares of Series E Stock were issued and outstanding. There are no shares of Series A-1 Stock, Series B Stock, Series B-1 Stock, Series C Stock, Series D or Series F Stock issued and outstanding.

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

Dividends paid for Convertible Preferred Stock were $1,000 during the three months ended September 30, 2022 and for Series E and F Convertible Preferred Stock were $0 during the three months ended September 30, 2021. Dividends paid for Convertible Preferred Stock were $2,000 during the nine months ended September 30, 2022 and for Series E and F Convertible Preferred Stock were $3,000 during the nine months ended September 30, 2021.

Common Stocks

Shares of Common Stock under the Stock Option Plan

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan is a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of September 30, 2022, 16,524,340 shares were remaining under the 2022 Plan for the future issuance.

Issue of Common Stock

During the nine months ended September 30, 2022, the Company issued 174,253 shares of our common stock for the following concepts (in thousands, except share data):

	Shares (#)	Value
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	174,253	$279

During the nine months ended September 30, 2021, the Company issued a net 16,052,966 shares of our common stock for the following concepts (in thousands, except share data):

	Shares (#)	Value
Shares issued to Centre Lane related to debt financing	5,150,000	$2,559
Options exercised by employees	100,000	14
Warrants exercised	25,000	10
Stock issued for deemed dividend (1)	10,398,700	-
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	379,266	607
Total	16,052,966	$3,190

(1)	On September 22, 2021, the Company entered into a share issuance settlement with Spartan Capital Securities, LLC (“Spartan”). Under the terms of the agreement, the Company agreed to issue a total of 10,398,700 of its common stock to seventy-five accredited investors who participated in the Company’s Private Placement Offering, which began in November 2019 and was completed in August 2020. This issuance was determined to be a deemed dividend.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Warrants

At September 30, 2022, we had 35,823,316 common stock warrants outstanding to purchase shares of our common stock with an exercise price ranging between $0.65 and $1.00 per share. A summary of the Company’s warrants outstanding as of September 31, 2022, and 2021, respectively is presented below:

Warrants as of September 30, 2022	Number	Gross cash proceeds
Exercise Price	Outstanding	if exercised
$1.00	4,817,308	$4,817,308
$0.65	15,550,000	$10,107,500
$0.75	15,456,008	$11,592,006
	35,823,316	$26,516,814

Warrants as of September 30, 2021	Number	Gross cash proceeds
Exercise Price	Outstanding	if exercised
$1.00	4,817,308	$4,817,308
$0.65	15,550,000	$10,107,500
$0.75	15,456,008	$11,592,006
	35,823,316	$26,516,814

During 2021, a total of 25,000 warrants were exercised at $0.40 per share.

Treasury Stocks

During the year ended December 2020, the Company executed a settlement agreement with three shareholders who relinquished their Bright Mountain common stock shares. A total of 825,175 shares were acquired with a value of $220,000. The shares are being held as Treasury Stock by the Company and will be resold at later dates.

NOTE 18 – LOSS PER SHARE

As of September 30, 2022, and September 30, 2021, there were 149,984,636 and 149,810,383 shares of common stock issued, respectively, and 149,159,461 and 148,985,208 shares of common stock outstanding, respectively. Outstanding shares as of September 30, 2022, and September 30, 2021, have been adjusted to reflect 825,175 treasury shares.

Basic net loss per share is computed by dividing the net earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the treasury stock method, and if-converted method as applicable.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following tables reconcile actual basic and diluted earnings per share for the three and nine months ended September 30, 2022, and September 30, 2021 (in thousands except per share data).

	Three Months ended		Nine Months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(1,918)	$(2,889)	$(5,222)	$(9,087)
Preferred stock dividends	(1)	(274)	(3)	(453)
Net loss available to common shareholders, basic and diluted computation	(1,919)	(3,163)	(5,225)	(9,540)

Weighted average shares - denominator basic and diluted computation	149,159,461	125,744,703	149,140,312	121,718,466
Loss per common share – basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.08)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of
	September 30, 2022	September 30, 2021
Shares subject to outstanding common stock options	5,975,660	915,227
Shares subject to outstanding warrants	35,823,316	35,823,316
Shares subject to preferred stock	125,000	125,000

NOTE 19 – RELATED PARTIES

Centre Lane Partners

Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”), who sold the Wild Sky business to the Company in June 2020 has partnered and assisted the Company from a liquidity perspective during 2021 and through the nine months ended September 30, 2022. This relationship has been determined to qualify as a related party. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions. Through September 30, 2022, the Company has entered into fifteen amendments to the Amended and Restated Senior Secured Credit agreement between itself and Centre Lane Partners. See Note 9 - Centre Lane Senior Secured Credit Facility for more information.

The total related party debt owed to Centre Lane Partners was $29.9 million and $26.3 million as of September 30, 2022 and December 31, 2021, respectively. See Note 9, Centre Lane Senior Secured Credit Facility for details on this facility.

Convertible Promissory Note

As discussed in Note 11, Convertible Promissory Note, the note payable to the Chairman of the Board amounted to $80,000 and $80,000 as of September 30, 2022, and December 31, 2021, respectively, See Note 11, Convertible Promissory Note for further discussion on these notes payable.

Preferred Stocks

During the three months ended September 30, 2022, and 2021, the Company paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $2,000 and $0, respectively, held by affiliates of the Company. During the nine months ended September 30, 2022, and 2021, the Company paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $3,000 and $3,000, respectively held by affiliates of the Company.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Oceanside Acquisition

The unsecured and interest free Closing Notes of $750,000 related to the Oceanside acquisition were recorded ratably as compensation expense into the condensed consolidated statement of operations and comprehensive loss over the 24-month term and an accrued payable is being recognized over the same period.

As of August 15, 2020, the Company did not make payment on the one year closing note and thereby defaulted on its obligation and the two-year closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $300,672 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $50,672 of interest expense. The Company established a reserve for the $750,000 which was included in litigation reserves.

On September 6, 2022, the Company’s Board of Directors approved a settlement of $650,000 payable over a 50 month period commencing January 2023. The Company recognize a gain of approximately $286,000 which includes $100,000 for the reduction in the settlement and $186,000 representing interest that was previously accrued up to December 30, 2021, the amount is included in Litigation settlement in the condensed consolidated statement of operations.

NOTE 20 – INCOME TAXES

The Company recorded $0 tax provision for the three and nine months ended September 30, 2022, and 2021, due in large part to its expected tax losses for the period and maintaining a full valuation allowance against its net deferred tax assets.

At September 30, 2022 and December 31, 2021, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and nine months ended September 30, 2022, and 2021.

NOTE 21 – SUBSEQUENT EVENTS

Management has considered subsequent events through November 14, 2022, the date this report was issued, and there were no events that required additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2022. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, and in any subsequent filing we make with the SEC.

Business Overview

Bright Mountain Media, Inc. (the “Company” or “Bright Mountain” or “We”), is a holding Company which focuses on digital media and advertising services. The Company is engaged in content creation and technology development that helps brands connect with, and market to, targeted audiences in high quality environments using a variety of formats to reach customers.

Digital Media

Our digital publishing business focuses on developing content that attracts an audience and monetizes that audience through advertising. The current portfolio of owned and operated websites is focused on moms, parenting, families, and more broadly, women. The portfolio includes popular websites including Mom.com, Cafemom.com, LittleThings.com, and MamasLatinas.com. This demographic is highly sought after by brands and their advertising agencies.

Advertising Servicing

Our advertising technology business focuses on targeted ads to audiences on owned and operated sites as well as third party publishers in a cost-effective manner through the deployment of proprietary technologies.  Through acquisitions and organic software development, we have consolidated and plan to further condense key elements of the prevailing digital advertising supply chain by eliminating industry “middlemen” and/or costly redundancy of services via our ad exchange. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both demand (ad buy side) and supply (media sell side) for both direct sales teams and programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, CTV, in-app).  Programmatic advertising relies on artificial intelligence powered software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with bid prices offered by advertisers, while direct sales involve traditional insertion order-based, pre-selected sales between an ad buyer and an advertising sales executive.

Key Factor Affecting Our Performance

Seasonal Fluctuations. Typically advertising technology companies report a material portion of their revenues during the fourth calendar quarter as a result of holiday related ad spend. Our experience since transitioning to focus solely on advertising has been consistent with this trend. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years or quarters.

Limited Number of Customers. During the nine months ended September 30, 2022, one customer represented 33.4% of revenue, there was no such concentration for the same period in 2021. The loss of this customers could have a material adverse impact on our results of operations in future periods.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and nine months ended September 30, 2022, and 2021, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	$5,244	$3,805	$14,420	$8,638
Net loss	$(1,918)	$(2,889)	$(5,222)	$(9,087)
Adjusted EBITDA (1)	$(509)	$(490)	$(542)	$(4,636)

(1)	For a reconciliation of net loss to Adjusted EBITDA see “EBITDA and Adjusted EBITDA”, below.

Revenue

The Company generates revenue through sales of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue. Additionally, we also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs (Demand Side Platforms) and sellers known as, SSPs (Supply Side Platforms).

Revenue increased 38% in the three months ended September 30, 2022, when compared to the same period in 2021. Revenue increased 67% in the nine months ended September 30, 2022, when compared to the same period in 2021. See below for a detailed analysis of revenue for the three and nine months ended September 30, 2022.

Non-GAAP Financial Measure

EBITDA and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA, which is a non-GAAP financial measure that we calculate as net income before interest, taxes, depreciation and amortization and Adjusted EBITDA, which represents EBITDA adjusted for certain unusual or infrequent items (such as changes in the fair value of financial instruments and warrants).

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

We believe this measure is useful for analysts and investors as this measure allows a more meaningful year-to-year comparison of our performance. Moreover, our management uses this measure internally to evaluate the performance of our business as a whole. The above items are excluded from adjusted EBITDA measure because these items are non-cash in nature, and we believe that by excluding these items, adjusted EBITDA corresponds more closely to the cash operating income/loss generated from our business. Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations and comprehensive loss of certain expenses. As a result, you should not consider these in isolation or as a substitute for analysis of our results as reported under GAAP, including net loss, which we consider to be the most directly comparable GAAP financial measure. Some of these limitations are:

●	although depreciation is a non-cash charge, the assets being depreciated may have to be replaced in the future, and neither EBITDA nor Adjusted EBITDA reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and

●	EBITDA and Adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available.

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss before tax plus:	$(1,918)	$(2,889)	$(5,222)	$(9,087)
Depreciation expense	12	12	24	46
Amortization expense	387	396	1,173	1,189
Amortization of debt discount	314	238	923	384
Other interest expense	11	3	17	343
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes- related party	433	520	1,555	945
EBITDA	(761)	(1,720)	(1,530)	(6,180)
Stock compensation expense	38	100	214	399
Nonrecurring professional fees	350	903	657	1,063
Bad debt expense (recovery)	(136)	223	87	82
Non-restructuring severance expense	-	4	30	-
Adjusted EBITDA	$(509)	$(490)	$(542)	$(4,636)

For the three and nine months ended September 30, 2022, and 2021, to disclose an adjusted EBITDA that accurately represents actual operations, we have excluded the PPP loan forgiveness from the calculation.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with our financial statements, including the related notes to the financial statements.

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

Net loss from operations for the quarter ended September 30, 2022, was $2.0 million as compared to a net loss of $2.9 million for the same period last year. The following is our analysis for the period.

	For the Three Months Ended September 30,
	2022	2021	Change	% Change

Revenue	$5,244	$3,805	$1,439	38%	Increase
Cost of revenue	3,098	1,708	1,390	81%	Increase
Gross margin	2,146	2,097	49	2%	Increase
General and administrative expense	3,323	4,635	(1,312)	(28)%	Decrease
Loss from operations	(1,177)	(2,538)	1,361	54%	Decrease
Financing expense (income)	(741)	(351)	(390)	(111)%	Increase
Provision (benefit) for income taxes	-	-	-	-
Net loss	$(1,918)	$(2,889)	$971	34%	Decrease

Gross margin %	41%	55%	(14)%	(26)%	Decrease

Revenue

Revenue for the three months ended September 30, 2022, increased $1.4 million or 38% when compared to the same period in 2021. The increase was largely attributable to Ad Services, which increased 168%. This growth has been driven by our ability to leverage our digital media assets to attract top advertisers, which in turn has allowed us to onboard direct premium publishers, especially in the CTV market. This led to an increase in volume, as well as rates and overall revenue.

Approximately 93% of the Company’s revenue was generated from our digital media customers within the United States of America (“US”) with 7% generated from our business in Israel, compared to 89% in the US and 11% in Israel for the same period in 2021.

Cost of Revenue

Costs of revenue increased $1.4 million or 81% for the three months ended September 30, 2022, compared to the same period in 2021. These costs include revenue share payments to media providers and website publishers. The increase was largely attributable to revenue share payments which increased $1.2 million. The Company started expanding its usage of ad exchange on third party’s site which is also associated with the increase noted in revenue as discussed above.

Gross Margin

Our gross margin increased $49,000 or 2% when compared to the same period for 2021, which is consistent with the increase noted in revenue and cost of revenue.

General and Administrative Expenses

	For the Three Months Ended September 30,
	2022	2021	Change	% Change

Personnel cost	$1,663	$1,978	$(315)	(16)%	Decrease
Depreciation and amortization expense	399	408	(9)	(2)%	Decrease
Legal expense	53	92	(39)	(42)%	Decrease
Professional fees	827	1,248	(421)	(34)%	Decrease
Insurance	146	136	10	7%	Increase
Other	235	773	(538)	(70)%	Decrease
Total	$3,323	$4,635	$(1,312)	(28)%	Decrease

Gross margin as a percentage of general and administrative expense	65%	45%	19%	43%	Increase

General and administrative expenses decreased $1.3 million, or 28% for the three months ended September 30, 2022, compared to the same period in 2021. The reduction is due to a combination of factors as discussed below.

Professional Fees

Professional fees decreased $421,000 or 34%, when compared to the same period for 2021. The amount for 2021 was higher due to cost incurred for audit and consultant fees which represented 63% of professional fees compared to 90% for 2021. This expense was in connection with the Company’s restatement of its financial results for the period January 1, 2019, to December 31, 2021.

Personnel Cost

Personnel cost decreased $315,000 or 16% when compared to the same period for 2021. This change is mainly driven by a reduction in head count of 21 employees or 26%. Total employees at September 30, 2022, was 59 compared to 80 at September 30, 2021.

Legal Expense

Legal expense is a combination of legal fees and litigation settlement amounts. During the period, the Company incurred cost of $350,000 in legal fees offset by a credit of $297,000 in litigation settlement, resulting in a net decrease of $39,000 or 42% compared to the same period in 2021. The credit in litigation settlement is mainly attributable to reversal of previous accrual related to the Slutzky & Winshman and Synacor litigation as discussed in Note 16, Commitment and Contingencies.

Financing expense (income)

	For the Three Months Ended September 30,
	2022	2021	Change	% Change

Interest expense	$759	$761	$(2)	-%	Decrease
Gain of forgiveness of PPP loan	-	(465)	(465)	(100)%	Decrease
Other expense (income)	(18)	55	73	133%	Decrease
Total financing expense (income)	$741	$351	$390	111%	Increase

Financing cost increased $390,000, or 111% for the three months ended September 30, 2022, compared to the same period for 2021. This increase was largely attributable to $465,000 in the Paycheck Protection Program loan forgiveness during the three months ended September 30, 2021, which offset the overall finance cost.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Net loss from operations for the quarter ended September 30, 2022, was $5.2 million as compared to a net loss of $9.1 million for the same period last year. The following is our analysis for the period.

	For the Nine Months Ended September 30,
	2022	2021	Change	% Change

Revenue	$14,420	$8,638	$5,782	67%	Increase
Cost of revenue	7,726	4,568	3,158	69%	Increase
Gross margin	6,694	4,070	2,624	64%	Increase
General and administrative expense	10,616	13,643	(3,027)	(22)%	Decrease
Loss from operations	(3,922)	(9,573)	5,651	59%	Decrease
Financing expense (income)	(1,300)	486	(1,786)	(368)%	Decrease
Provision (benefit) for income taxes	-	-	-	-
Net loss	$(5,222)	$(9,087)	$3,865	43%	Decrease

Gross margin %	46%	47%	(1)%	(1)%	Decrease

Revenue

Revenue for the nine months ended September 30, 2022, increased $5.8 million or 67% compared to the same period for 2021. The increase was largely attributable to Ad Services which increased $8.0 million or 185%. This growth has been driven by our ability to leverage our digital media assets to attract top advertisers, which in turn has allowed us to onboard direct premium publishers, especially in the CTV market. This led to an increase in volume, as well as rates and overall revenue.

Approximately 93% of the Company’s revenue was generated from our digital media customers in the US and 7% was generated from our business in Israel, compared to 87% in the US and 13% in Israel for the same period in 2021.

Cost of Revenue

Costs of revenue increased $3.2 million or 69% for the nine months ended September 30, 2022, compared to the same period for 2021. These costs include revenue share payments to media providers and website publishers. The increase was largely attributable to revenue share payments which increased $2.9 million. The Company started expanding its usage of ad exchange on third party’s site which is also associated with the increase noted in revenue as discussed above.

Gross Margin

Our gross margin increased $2.6 million or 64% when compared to the same period for 2021, which is consistent with the increase noted in revenue and cost of revenue.

General and Administrative Expenses

	For the Nine Months Ended September 30,
	2022	2021	Change	% Change

Personnel cost	$4,955	$6,750	$(1,795)	(27)%	Decrease
Depreciation and amortization expense	1,197	1,235	(38)	(3)%	Decrease
Legal fees	365	405	(40)	(10)%	Decrease
Professional Fees	2,243	2,983	(740)	(25)%	Decrease
Insurance	450	440	10	2%	Increase
Other	1,406	1,830	(424)	(23)%	Decrease
Total	$10,616	$13,643	$(3,027)	(22)%	Decrease

Gross margin as a percentage of general and administrative expense	63%	30%	33%	111%	Increase

General and administrative expenses decreased $3.0 million or 22% for the nine months ended September 30, 2022, compared to the same period in 2021. The reduction is due to a combination of factors as discussed below.

Professional Fees

Professional fees decreased $740,000 or 25% when compared to the same period for 2021. The amount for 2021 was higher due to cost incurred for audit and consultant fees which represented 68% of professional fees compared to 87% for 2022. This expense was in connection with the Company’s restatement of its financial results for the period January 1, 2019, to December 31, 2021.

Personnel Cost

Personnel cost decreased $1.8 million or 27% when compared to the same period for 2021. This change is mainly driven by a reduction in head count of 21 employees or 26%. Total employees at September 30, 2022 was 59 compared to 80 at September 30, 2021.

Legal Expense

Legal expense is a combination of legal fees and litigation settlement amounts. During the nine months ended September 30, 3022, the Company incurred cost of $662,000 in legal fees offset by a credit of $297,000 in litigation settlement, resulting in a net decrease of $40,000 or 10%. The credit in litigation settlement is mainly attributable to reversal of a previous accrual related to the Slutzky & Winshman and Synacor litigation, as discussed in Note 16, Commitment and Contingencies.

Financing expense (income)

	For the Nine Months Ended September 30,
	2022	2021	Change	% Change

Interest expense	$2,494	$1,672	$822	49%	Increase
Gain of forgiveness of PPP loan	(1,137)	(2,172)	1,035	(48)%	Decrease
Other expense (income)	(57)	14	(71)	(507)%	Decrease
Total financing expense (income)	$1,300	$(486)	$1,786	(368%)	Increase

Financing cost increased $1.8 million or 368% for the nine months ended September 30, 2022, compared to the same period for 2021. This increase was largely attributable to $822,000 increase in interest expense related to the Credit Facility which showed higher principal and fees due to the Credit Facility amendments during the nine months ended September 30, 2022. This increase was offset by a reduction in the Paycheck Protection Program loan forgiveness amount which was $1.1 million compared to $2.2 million for the same period for 2021, resulting in a higher expense for 2022.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working (deficit) at September 30, 2022 as compared to December 31, 2021.

	September 30, 2022	December 31, 2021
Total current assets	$5,085	$5,257
Total current liabilities	17,824	23,070
Net working capital deficit	$(12,739)	$(17,813)

As of September 30, 2022, we had a cash balance of $412,000 compared with a cash balance of $781,000 at December 31, 2021. During 2021, we implemented policies and procedures around cash collections to prevent the aging of accounts receivables which continues in 2022. Cash collection efforts have been successful, and we feel that we have appropriately reserved for uncollectible amounts at September 30, 2022.

During the nine months ended September 30, 2022, the Company received $3.1 million in debt financing from Centre Lane Partners. The use of the funds was for general working capital needs. During May 26, 2021, through December 31, 2021, the Company received $5.1 million in debt financing from Centre Lane Partners. The use of the funds was for general working capital needs.

Going concern

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $111.4 million as of September 30, 2022. Cash flows used in operating activities were $3.1 million and $4.7 million for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, the Company had approximately a $12.7 million in working capital deficit, inclusive of $412,000 in cash and cash equivalents to cover overhead expenses.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors including but not limited to, cash and cash equivalents, working capital, the ongoing increase in revenue through increased sales and strategic capital raises. The ultimate success of these plans is not guaranteed.

In considering our forecast for the next twelve months and the current cash and working capital as of the filing of this Form 10Q, such matters create a substantial doubt regarding the Company’s ability to meet our financial needs and continue as a going concern.

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months period ended September 30, 2022, and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(3,091)	$(4,708)
Investing activities	-	(3)
Financing activities	2,722	4,253
Decrease in cash and cash equivalents	$(369)	$(458)

Operating Activities

For the nine months ended September 30, 2022, cash used in operating activities was $3.1 million. The primary factors affecting our operating cash flows during the period were our net loss of $5.2 million, adjusted for non-cash charges of $1.2 million for depreciation and amortization of our property, equipment and intangible assets, $923,000 of amortization of debt discount, $97,000 of stock-based compensation expense, $117,000 of stock compensation for Oceanside shares, $87,000 for the provision of bad debt, $1.1 million from the gain on forgiveness of PPP loan and a $842,000 net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $661,000 increase in other liabilities and a $1.3 million increase in accrued interest, offset by a $1.0 million decrease in accounts payable, a $166,000 decrease in deferred revenue, and a $387,000 increase in accounts receivable.

For the nine months ended September 30, 2021, cash used in operating activities was $4.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $9.1 million, adjusted for non-cash charges of $1.2 million for depreciation and amortization of our property, equipment and intangible assets, $384,000 of amortization of debt discount, $180,000 of stock-based compensation expense, $607,000 of stock compensation for Oceanside shares, $82,000 for the provision of bad debt, $2.2 million from the gain on forgiveness of PPP loan and a $4.3 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.8 million decrease in accounts receivable, a $636,000 decrease in prepaid expenses and other current assets, a $463,000 increase in deferred revenues, and a $945,000 increase in accrued interest, offset by a $171,000 decrease in accounts payable and a $340,000 decrease in other liabilities.

Investing Activities

Cash used in investing activities of $0 and $3,000 for the nine months ended September 30, 2022, and 2021, respectively, was due entirely to the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, the Company raised $3.1 million of debt financing which was used primarily to fund our working capital.

During the nine months ended September 30, 2021, the Company raised $3.1 million of debt financing which was used primarily to fund our working capital.

Contractual Obligations and Commitments

The Company leases its corporate offices under a long-term non-cancellable operating lease agreement that expired on October 31, 2021. On June 14, 2022, the Company signed a second lease addendum (“Second Addendum”) to the lease with a lease term for five years beginning upon completion of improvements to the office space by the Landlord, which was completed on September 12, 2022. The annual base rent is $96,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the lease for one additional five-year term. See Note 16, Commitment and Contingencies for details regarding the Company’s lease.

There were no other material changes in our contractual obligations and commitments from those disclosed above and in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on June 13, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2022, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, accounts receivable allowances, income taxes, equity-based compensation, intangibles and goodwill valuation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the Company’s audited condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on June 13, 2022,

Recent accounting pronouncements

Recent accounting pronouncements are detailed in the “Summary of Significant Accounting Policies” in Note 2 to our unaudited condensed consolidated financial statements.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations within the United States and limited operations with customers located in Israel and vendors in Thailand, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, inflation and exchange rate charges. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Other exposure to interest rate risk relates to our Senior Secured Credit Facility which did not have an unusual impact on our business for the nine months ended September 30, 2022.

Inflation Rate Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Foreign Currency Exchange Rate Risk

The Company has operations in Israel and Thailand and reports financial results in US dollars. As a result, there is a foreign currency exchange rate translation risk; however, these risks are limited to operating expenses and not significant to our overall operations. The exchange rate risk to our financial statements is immaterial.

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

Based on our evaluation as of the end of the period covered by this report, management has concluded that our disclosure controls and procedures were not effective such that the information relating to our Company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

We have implemented changes and will continue to monitor our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until we increase our headcount of accounting and administrative staff to improve our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting. We continue to strategically plan changes in our internal control over financial reporting through this fiscal quarter, Q3 2022.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of developments to legal proceedings during the nine months ended September 30, 2022, see “Litigation” under Note 16, “Commitments and Contingencies” to our consolidated financial statements.

Item 1A. Risk factors.

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer				Filed

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer				Filed

32.1	Section 1350 Certification by the Chief Financial Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002				Filed

32.2	Section 1350 Certification by the Chief Executive Officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002				Filed

101.INS	Inline XBRL Instance Document				Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

November 14, 2022	By:	/s/ Matthew Drinkwater
Matthew Drinkwater, Chief Executive Officer, Principal Executive Officer

	By:	/s/ Miriam Martinez
Miriam Martinez, Chief Financial Officer, Principal Financial and Accounting Officer

