Form 10-K
period 2022-12-31
Bright Mountain Media, Inc.
filed 2023-03-29
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
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
Common stock, par value $0.01 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large - accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large- accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $124,547 on June 30, 2022.
As of March 27, 2023 we had 149,619,461 shares of our common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2022 (this “Annual Report on Form 10-K”) contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," “would, “could” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in forward-looking statements. Factors that could cause or contribute to such differences in our actual results include those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (the "SEC"). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law.

Factors that could cause our actual results to differ materially from those indicated in our forward-looking statements include, but are not limited to, the following:

•our history of losses;
•our dependence upon sales of equity securities and borrowings under our credit facility to fund operating capital;
•our ability to detect advertising fraud;
•the continued appeal of internet advertising;
•our ability to manage and expand our relationships with publishers;
•our dependence on revenues from a limited number of customers;
•the impact of seasonal fluctuations on our revenues;
•acquisitions of new businesses and our ability to integrate those businesses into our operations;
•online security breaches;
•failure to effectively promote our brand and attract advertisers;
•our ability to predict the impact of COVID and other future pandemics or outbreaks of disease;
•our ability to protect our content;
•our ability to protect our intellectual property rights;
•the success of our technology development efforts;
•our ability to obtain or maintain key website addresses;
•our dependence on certain third-party service providers;
•liability related to content which appears on our websites;
•dependence on executive officers and certain key employees and consultants;
•our ability to hire qualified personnel;
•regulatory risks and compliance with privacy laws;
•risks associated with potential litigation;
•limitations from our secured indebtedness;
•substantial doubts about our ability to continue as a going concern;
•ongoing material weaknesses in our disclosure controls and internal control over financial reporting;
•the limited public market for our common stock;
•additional competition resulting from our business expansion strategy;
•possible problems with our network infrastructure;
•adverse impacts to the amount of our working capital as a result of the amount of cash dividends and outstanding interest we pay affiliates;
•dilution to existing stockholders upon the conversion of outstanding convertible notes and/or the exercise outstanding options and warrants;
•provisions of our charter and Florida law which may have anti-takeover effects;
•concentration of our stock ownership and control; and
•our ability to issue additional shares of preferred stock in the future.

PART I
ITEM 1. DESCRIPTION OF BUSINESS

This business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K, which are incorporated herein by this reference.

Unless specifically set forth to the contrary, when used in this Annual Report on Form 10-K the terms “Bright Mountain,” the “Company,” “we,” “our,” “us,” and similar terms refers to Bright Mountain Media, Inc., a Florida corporation, and our subsidiaries.

Business Overview
Organization and Nature of Operations

Bright Mountain Media, Inc. is a holding company which focuses on digital publishing and advertising technology. The Company is engaged in content creation and advertising technology development that helps customers connect with, and market to, targeted audiences in high quality environments using a variety of digital advertising ("ad") formats.

Digital Publishing

Our digital publishing division focuses on developing content that attracts an audience and monetizes that audience through advertising. The current portfolio of owned and operated websites is focused on moms, parenting, families, and more broadly, women. The portfolio consists of popular websites including Mom.com, Cafemom.com, LittleThings.com, and MamasLatinas.com. This demographic is highly sought after by brands and their advertising agencies. We use internal and external technologies to constantly improve the effectiveness and efficiency of the content we create. Our publishing division monetizes its audiences through both direct and programmatic advertising sales.

Advertising Technology

Our advertising technology division focuses on delivering targeted ads to audiences on owned and operated sites as well as third party publishers in a cost-effective manner through the deployment of proprietary technologies. Through acquisitions and organic software development, we have consolidated and plan to further condense key elements of the prevailing digital advertising supply chain by eliminating industry “middlemen” and/or costly redundancy of services via our ad exchange. By developing our own proprietary technology stack, we are able to pass along efficiencies to both the demand and supply side of the ecosystem. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both demand (buy side) and publisher supply (sell side) programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, CTV, in-app). Programmatic advertising relies on artificial intelligence powered software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with a bid price offered by advertisers.

The Company generates revenue through sales of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue. Additionally, we also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers known as DSPs and sellers known as SSPs.
Market Challenge:
Current Advertising Model Reliant on Digital Advertising Supply Chain
According to eMarketer's report, "US Ad Spending 2022", total ad spending for 2022 in the U.S. was expected to reach approximately $345.99 billion, a 13.2% increase over 2021. We believe this estimate reflects the growth opportunities in areas such as search advertising and social ad spending beyond 2022.
According to eMarketer, U.S. digital ad spending has surpassed traditional media spending and is projected to reach over two-thirds of total media spending by 2023. With the migration of ad dollars to mobile devices, desktops and connected televisions, the digital advertising supply chain has evolved into a fragmented and complex ecosystem, forcing ad buyers to contend with hundreds, if not thousands, of touch points. Consequently, numerous specialized product and service providers now populate the ecosystem, standing in between brands and ad agencies and publishers and their media. Key players in the prevailing supply chain, whom we will refer to as “middlemen,” include:
•Advertiser ad servers: direct ads to their designated place in a publisher’s inventory when the correct impression opportunity is available.
•Ad networks: networks of relationships established between the buy and sell side to make the ad buying process easier and to expose more inventory and purchasing opportunities.
•Ad exchanges: a web of ad networks, enabling real-time bidding transactions through a single source.
•Demand side platforms ("DSPs"): a platform that executes programmatic media buying, a form of buying in which inventory is purchased real-time to show one specific ad to one consumer in one individual context – including determining which media, how much to buy and at what price. Ad placement is bought on an individual impression basis, as opposed to being bought per thousand impressions ("CPM").
•Supply side platforms ("SSPs"): a platform that serves a similar function to a DSP, but on the sell side. It is a platform which publishers use to facilitate real-time bidding, as well as some direct buys. Its goal is to help advertisers purchase impressions more efficiently.
•Trading desks: the programmatic buying arm of an agency that aggregates programmatic, auction-based inventory across various DSPs and ad exchanges.
•Private marketplaces: an invitation-only marketplace that gives agency buyers access to premium inventory while using automated or programmatic buying methods to purchase faster, thus eliminating the RFP and negotiation process.
•Data management platforms ("DMPs"): a platform which stores, organizes and analyzes first- and third-party data to discover and reach target audiences. It then applies in-depth measurement to optimize media buying and creatives.
•Media management platforms: working alongside all the players in the ecosystem, media management companies provide tools to manage campaigns, automating every step of the advertising workflow, including planning, buying, analyzing, optimizing and invoicing.
•Measurement and analytics providers: these players aggregate and organize data so that marketers can get a holistic view of the campaign metrics they care most about.
•Data providers: they provide insight across the spectrum, from audience to pricing, so that marketers may make better ad buying decisions. Data is specifically used for targeting, segmentation, identification, verification and more.
Aside from frustration caused by managing so many disparate services and providers, advertisers face challenges that can be difficult to address within the prevailing ecosystem. For instance, advertisers may have difficulty ascertaining the value they receive for the ad dollars spent and lack certainty on how best to mitigate advertising fraud. Many advertisers may not have the resources necessary to neutralize or lessen the impact of ad-blocking software or have control over where their advertisements appear on the web.
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
Building Our Platform
Since our founding in 2010, Bright Mountain Media has operated as a digital media holding company for websites in a variety of areas and sectors including the military and public safety sectors, curated entertainment, and parenting and families. In addition to our corporate website, we own and/or manage a portfolio of websites customized to provide our target users with products, information and news that we believe may be of interest to them. The current portfolio of owned and operated websites is focused on moms, parenting, families and more broadly women. In addition, up until December 2018, we operated ecommerce businesses, which we exited to focus exclusively on evolving our business into a full-service digital publishing and advertising technology and solutions company. Since August 2019, we have completed and vertically integrated three acquisitions as part of our business plan:
•Slutzky & Winshman Ltd. d/b/a/ S&W Media Group, which we subsequently rebranded as Oceanside Media (acquired in 2019);
•News Distribution Network, Inc., which we subsequently rebranded as MediaHouse (acquired in 2019); and
•CL Media Holdings LLC, d/b/a Wild Sky Media (acquired in 2020).
As consumers shift from traditional cable boxes to Internet-enabled devices and smart televisions, advertising budgets are following. CTV/Over-the-Top ("OTT") apps are presenting the opportunity for publishers to not only diversify revenue streams and capitalize on an influx of high CPM ad spends, but also to increase distribution by getting in front of a growing audience on numerous platforms. Leveraging Oceanside’s proprietary streaming technology; CTV/OTT app development and monetization experience; and 13 CTV/OTT apps offered on ROKU, Apple TV, Amazon Fire and Android TV; Bright Mountain Media has become a one-stop-shop helping existing publishers, content creators and influencers to access connected TV audiences via our SSP. We enable digital advertisers to reach engaged digital TV audiences while delivering impactful video ad formats and aligning their brands with premium vertical video content. Our focus is in developing proprietary video content for specific verticals; distributing that content; and securing deals with OTT companies providing for the pre-installation of our CTV/OTT apps on web-enabled televisions or through an Internet-enabled device, such as ROKU or Apple TV, connected to a conventional television.
Through Wild Sky Media, we own and operate parenting and lifestyle brands CafeMom, Mom.com, LittleThings, Revelist, BabyNameWizard and MamasLatinas. This portfolio of established multimedia websites enables Bright Mountain Media to build the next generation of brands that women can identify with while providing advertisers with a packaged target audience to market a broad range of premium branded products and services.
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

Industry Outlook

Impact on the U.S. Market
In April 2022, a report was published by Interactive Advertising Bureau ("IAB") titled "Internet Advertising Revenue Report, Full-Year 2021 Results," the report reflected that digital advertising experienced strong growth in 2021. During 2021, the industry was able to capitalize on the resurgence of marketing budgets throughout the year and the influx of isolated consumers who relied on digital media as their primary connection during the COVID-19 pandemic. Overall, U.S. digital ad revenue increased to approximately $189.0 billion or 35.4% between 2020 to 2021, the highest growth since 2006. The growth is nearly three times larger than the previous year's growth of 12.2% in 2021.
The IAB report states that the programmatic growth trend continued in 2021 as it grew 39.0% year over year and increased its share of overall non-search ad revenue to 89.2% (from 88.0% in 2020).
Per the IAB report, the digital advertising ecosystem is increasingly vulnerable to evolving consumer privacy regulations and the decreasing ability to address audiences, which may slow the growth of ad monetization. Increased regulations, the evolution of new business and technical requirements, and ad platform upgrades by technology companies are decreasing both the size of addressable audiences and the ability to measure performance.
Impact on the Worldwide Market
In January 2023, eMarketer published a report titled "Worldwide Digital Ad Spending 2023". The report stated that global ad spending growth significantly declined in 2022, due to decreased consumer spending, but the results were not as negative as expected. The decline in ad spending primarily impacted social media, particularly Meta, and heavily challenged markets such as Western Europe and China.
According to eMarketer's report, digital ad spending growth has significantly declined but is expected to reach 10.5% growth year over year in 2023. eMarketer estimated ad buyers spent approximately $37.0 billion less in 2022 than they predicted in previous forecasts. This was believed to be a result of reductions in social media spending, particularly Meta, and cutbacks in markets such as Western Europe and China. Total media ad spending worldwide is expected to increase by 6.9% year over year in 2023.
eMarketer estimated that advertisers will increase outlays by nearly $60.0 billion in 2023, and total spending remains on track to reach $1.0 trillion for the first time in 2024. It is expected that 99.2% of this new ad spending worldwide will go to digital, as set forth in the Digital Ad Spending Worldwide, 2021-2026 chart below.

Digital Ad Spending Worldwide, 2021-2026 billions, % change and % of total media ad spending

$522.50
$567.49
$626.86
$695.96
$765.98
$835.82
63.1%
65.2%
67.4%
69.2%
71.1%
72.5%
29.5%
8.6%
10.5%
11.0%
10.1%
9.1%
2021
2022
2023
2024
2025
2026
Digital ad spending
% of total media ad spending
% change

Note: includes advertising that appears on desktop and laptop computers as well as mobile phones, tablets, and other internet-connected devices, and includes all the various formats of advertising on those platforms; excludes SMS, MMS, and P2P messaging-based advertising
Source: eMarketer, Oct 2022
279253	www.eMarketer.com

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

Technology and Product Platforms (Including URL’s)
Our top technical priority is the fast and reliable delivery of pages and ads to our users. Our systems are designed to handle traffic and network growth. We rely on multiple tiers of redundancy/failover and third-party content delivery network to achieve our goal of 24 hours-a-day, seven-days-a-week website uptime. Regular automated backups protect the integrity of our data. Our servers are continuously monitored by numerous third-party and open-source monitoring and alerting tools.
Competition
The digital publishing and advertising industries are intensely competitive. We compete with other companies that have significantly greater financial, technical, marketing, and distribution resources. Our competitors include Verizon Media, AppNexus, Pubmatic, The Arena Group, Dot Dash Meredith, and Future PLC, among others.
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
Customers
Our customers are advertisers, advertising agencies and advertising service organizations seeking to have their respective advertisements placed on one of the many platforms serviced by the Company.
Regulatory Environment
Interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the U.S. and abroad that focus on consumer protection or data privacy. In particular, this scrutiny has focused on the use of cookies and other technology to collect or aggregate information about Internet users’ online browsing activity. Because we, and our clients, rely upon large volumes of such data collected primarily through cookies, it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.
We provide this notice through our privacy policy, which can be found on our website at www.brightmountainmedia.com. As stated in our privacy policy, our technology platform does not collect information, such as name, address, or phone number, that can be used directly to identify a real person, and we take steps not to collect and store such personally identifiable information from any source. Instead, we rely on IP addresses, geo-location information, and persistent identifiers about Internet users and do not attempt to associate this data with other data that can be used to identify real people. This type of information is considered personal data in some jurisdictions or otherwise may be the subject of future legislation or regulation. The definition of personal data varies by country and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. For example, some European countries consider IP addresses or unique device identifiers to be personal data subject to heightened legal and regulatory requirements. As a result, our technology platform and business practices must be assessed regularly in each country in which we do business.
There are also several specific laws and regulations governing the collection and use of certain types of consumer data relevant to our business. For example, the Children’s Online Privacy Protection Act (“COPPA”), imposes restrictions on the collection and use of data about users of child-directed websites. To comply with COPPA, we have taken various steps to implement a system that: (i) flags seller-identified child-directed sites to buyers, (ii) limits advertisers’ ability to serve interest-based advertisements, (iii) helps limit the types of information that our advertisers have access to when placing advertisements on child-directed sites, and (iv) limits the data that we collect and use on such child-directed sites.
The use and transfer of personal data in the European Union (the "EU") member states is currently governed under the EU Data Protection Directive, which generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. We have relied on alternative compliance measures, which are complex, which may be subject to legal challenge, and which directly subject us to regulatory enforcement by data protection authorities located in the EU. By relying on these alternative compliance measures, we risk becoming the subject of regulatory investigations in any of the individual jurisdictions in which we operate. Each such investigation could cost us significant time and resources, and could potentially result in fines, criminal prosecution, or other penalties. Further, some of these alternative compliance measures are facing legal challenges, which, if successful, could invalidate the alternative compliance measures that we currently rely on. It may take us significant time, resources, and effort to restructure our business and/or rely on another legally sufficient compliance measure. In addition, the EU has finalized the General Data Protection Regulation (“GDPR”), which became effective in May 2019. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe. Among other requirements, the GDPR obligates companies that process large amounts of personal data about EU residents to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Further, the EU is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the EU ePrivacy Regulation. The EU ePrivacy Regulation proposes burdensome requirements around obtaining consent and imposes fines for violations that are materially higher than those imposed under the EU Cookie Directive.
The United Kingdom’s (the "UK") decision to leave the EU may add cost and complexity to our compliance efforts. If UK and EU privacy and data protection laws and regulations diverge, we will be required to implement alternative EU compliance measures and adapt separately to any new UK requirements.
Additionally, our compliance with our privacy policy and our general consumer privacy practices are also subject to review by the Federal Trade Commission and state regulators, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations therein. Certain State Attorneys General may also bring enforcement actions based on comparable state laws or federal laws that permit state-level enforcement. Outside of the U.S., our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business.
Beyond laws and regulations, we are also members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data, including the IAB, the Digital Advertising Alliance, the Network Advertising Initiative, and the Europe Interactive Digital Advertising Alliance. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we provide consumers with notice via our privacy policy about our use of cookies and other technologies to collect consumer data, and of our collection and use of consumer data to deliver interest-based advertisements. We also allow consumers to opt-out from the use of data we collect for purposes of interest-based advertising through a mechanism on our website, linked through our privacy policy as well as through portals maintained by some of these self-regulatory bodies. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.
Human Capital
Because of the service nature of our business, the quality of personnel is of crucial importance to our continuing success and our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. We conduct extensive employee training and development throughout our companies. There is keen competition for qualified employees.
As of December 31, 2022, we had 57 employees, of which 36 were employed in the U.S. and 21 outside of the U.S., in Thailand and Israel. As of the filing of this Form 10-K our headcount was reduced to 52 employees. See Note 22, "Subsequent Events" of the consolidated financial statements.
We employ a balanced approach in managing our human capital resources. Depending on where a human-capital management function is most effective or efficient, processes are either managed at the holding company or designated to our operating units to adopt strategies appropriate for their client sector, workforce makeup, talent requirements and business demands.
The holding company retains oversight of all human capital resources and activities, setting standards, providing support and policy guidance, and sharing programs. At the corporate center, centralized human capital management processes include development of human resources governance and policy; executive compensation for senior leaders across the Company; benefits programs; performance planning, development and retention of the Company’s senior executives and key roles in the operating units; and executive development.

The Company sets specific standards for human capital management and, on a yearly basis, assesses each operating unit’s performance in managing and developing its workforce. We undertake human capital initiatives with an aim of ensuring that employees have the high level of competence and commitment our business needs to succeed. We formally assess our operating units against their efforts in the areas of people development, diversity and inclusion, performance management, talent acquisition and organization development in order to drive or support the units’ strategic business and growth goals. Accordingly, the operating units create and deploy skills-training programs, management training, employee goal-setting and feedback platforms, applicant-tracking systems, new-employee onboarding processes, and other programs intended to enhance the performance and engagement of the workforce.
Diversity, Equity and Inclusion are essential priorities for the Company. Our goal is that our talent represents the diversity of our communities and consumers, with a corporate culture that drives belonging, well-being and growth. We believe that such a workplace will enable us to provide cultural insights to help our clients make authentic and responsible connections with their customers. The programs we provide in support of diversity, equity and inclusion include, training and curated and bespoke content, research and tools, to foster awareness and action on an array of critical issues that we believe are vital for the recruitment, retention, advancement, well-being and belonging for people who are part of under-represented groups.
History of Our Company
We were organized as a Florida corporation in 2010 under the name Speyer Investment Advisors, Inc. In 2012, we changed our name to Speyer Investment Research, Inc. In 2014, as we began building our brand, we changed our name to Bright Mountain Holdings, Inc. and in 2015 we changed our name to Bright Mountain Acquisition Corporation and then to Bright Mountain Media, Inc. as we began implementing our strategy to transform into a digital publishing and advertising technology holding company. During 2018, the Company decided to discontinue its e-commerce product sales segment to focus entirely on the advertising segment. In 2020, we acquired Wild Sky Media in the digital publishing area consistent with our strategy to focus on the advertising segment.
Available Information
Our principal executive offices are located at 6400 Congress Avenue, Suite 2050, Boca Raton, FL 33487, our telephone number is (561) 998-2440. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” section of the Company’s website, www.brightmountainmedia.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a website, www.sec.gov, which contains periodic reports, proxy and information statements, and other information filed electronically with the SEC by the Company. The information on, or that can be accessed through our website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, prospects and the prevailing market price and performance of our common stock may be adversely affected by a number of factors, including the factors discussed below. You should carefully consider the risk factors set forth below and elsewhere in this Annual Report on Form 10-K, together with all the other information included in this Annual Report on Form 10-K. The risks and uncertainties described in this Annual Report on Form 10-K or in any document incorporated by reference herein are not the only risks and uncertainties that we face. Additional risks that are not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. If any of the following risks and uncertainties develop into actual events, our business, financial condition, results of operations, prospects or the prevailing market price and performance of our common stock could be materially adversely affected, and you could lose your entire investment in our Company.
RISKS RELATED TO OUR COMPANY
We have a history of losses.
We incurred significant net losses for the years ending December 31, 2022, and 2021, and at December 31, 2022, we had a significant accumulated deficit. There is substantial doubt that we will be able to significantly increase our revenues and gross profit to a level which supports profitable operations and provides sufficient funds to pay our operating expenses and other obligations as they become due. The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring all strategic alternatives, including restructuring or refinancing its debts, seeking additional debt, such as borrowings under the Centre Lane Senior Secured Credit Facility or equity capital. The ability to access the capital market is also dependent on the stock volume and market price of the Company's stock, which cannot be assured. The Company may need to pursue other measures including reducing or delaying certain business activities, reducing general and administrative expenses, and reducing its headcount.
Our cash could be adversely affected if the financial institutions in which we hold our cash fail.
The Company maintains domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks. The domestic bank deposit balances may exceed the FDIC insurance limits. Also, in the foreign markets we serve, we also maintain cash deposits in foreign banks, some of which are not insured or partially insured by the FDIC or other similar agency. These balances could be impacted if one or more of the financial institutions in which we deposit monies fails or is subject to other adverse conditions in the financial or credit markets.

We are dependent upon sales of equity securities and borrowings under the Centre Lane Senior Secured Credit Facility to provide operating capital.
We do not generate sufficient gross profit to pay our operating expenses and we reported a net loss in 2022 and 2021. During 2022 and 2021, we were dependent on borrowing under the Amended and Restated Centre Lane Senior Secured Credit Facility (the "Centre Lane Senior Secured Credit Facility") to support our working capital needs. We are not a party to any binding agreements and there are no assurances we will be able to raise any additional third-party capital. If we are not able to raise sufficient additional working capital as needed, and absent a significant increase in our revenue, we may be unable to grow our Company.
If we fail to detect advertising fraud or other actions that impact our advertising campaign performance, we could harm our reputation with advertisers or agencies, which would cause our revenue and business to suffer.
Some campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity on websites where we do not own content and rely in part on our customers to control such activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, demands for refunds or future credit or withdrawal of future business.

If advertising on the Internet loses its appeal, our revenue could decline.
Our business model may not continue to be effective in the future for a number of reasons, including:
•a decline in the rates that we can charge for advertising and promotional activities;
•our inability to create applications for our customers;
•the fact that Internet advertisements and promotions are, by their nature, limited in content relative to other media;
•companies may be reluctant or slow to adopt online advertising and promotional activities that replace, limit or compete with their existing direct marketing efforts;
•companies may prefer other forms of Internet advertising and promotions that we do not offer;
•the quality or placement of transactions, including the risk of non-screened, non-human inventory and traffic, could cause a loss in customers or revenue; and
•regulatory actions may negatively impact our business practices.
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

For the year ended December 31, 2022, one customer represented 37.7% of our revenue, and for the year ended December 31, 2021, the same one customer represented 8.6% of our revenue. The loss of this customer could have a material adverse impact on our results of operations in future periods. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by this customer. In addition, revenues from this customer may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. If this customer experiences declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our Common Stock.
We are subject to seasonal fluctuations in our revenues in future periods.
Typically advertising technology companies report a material portion of their revenues during the fourth calendar quarter as a result of holiday-related advertising spending. Our experience since transitioning to focus solely on our advertising segment has been consistent with this trend. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years or quarters.
The acquisition of new businesses is costly, and these acquisitions may not enhance our financial condition.
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
Our management may be unable to effectively integrate our acquisitions and to manage our growth, and we may be unable to fully realize any anticipated benefits of these acquisitions.
We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. Acquired companies’ histories, the geographical location, business models and business cultures will be different from ours in many respects. Successful integration of these acquisitions is subject to a number of challenges, including:
•the diversion of management time and resources and the potential disruption of our ongoing business;
•difficulties in maintaining uniform standards, controls, procedures and policies;
•unexpected costs and time associated with upgrading both the internal accounting systems as well as educating each of their staff as to the proper methods of collecting and recording financial data;
•potential unknown liabilities associated with acquired businesses;
•the difficulty of retaining key alliances on attractive terms with partners and suppliers; and
•the difficulty of retaining and recruiting key personnel and maintaining employee morale.
There can be no assurance that our efforts to integrate the operations of any acquired assets or companies will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized.

Online security breaches or other disruptions of our information technology systems could harm our business.

The efficient operation of our business depends on our information technology systems. We collect, process, store, and share. We rely on encryption and authentication technology to effect secure transmission of such information. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

User confidence in our websites depends on maintaining strong security features. While we are unaware of any security breaches to date, experienced programmers or “hackers” could penetrate sectors of our systems. Because a hacker who is able to penetrate network security could misappropriate proprietary information or cause interruptions in our services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by hackers. We frequently update and improve our information security environment and assess and adopt new methods, devices, and technologies, but our policies and information security controls may not keep pace with emerging threats. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Threats to information security evolve constantly and are increasingly sophisticated and complex, which makes detecting and successfully defending against them more difficult. Undetected vulnerabilities may persist in our network environment over long periods of time and could come from or spread to the networks and systems of our suppliers and customers. Such security breaches could materially affect our operations, damage our reputation and expose us to risk of loss or litigation. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships. In addition, government regulators may impose fines, penalties, and other civil or criminal consequences for security breaches and inadequate information security.
We must promote the Bright Mountain brand to attract and retain users, advertisers and strategic buyers.
The success of the Bright Mountain brand depends largely on our ability to provide high quality content which is of interest to our users. If our users do not perceive our existing content to be of high quality, or if we introduce new content or enter into new business ventures that are not favorably perceived by users, we may not be successful in promoting and maintaining the Bright Mountain brand. Any change in the focus of our operations creates a risk of diluting our brand, confusing users and decreasing the value of our website traffic base to advertisers. If we are unable to maintain or grow the Bright Mountain brand, our business could be severely harmed.
We may expend significant resources to protect our content or to defend claims of infringement by third parties, and if we are not successful, we may lose the rights to use significant material or be required to pay significant fees.
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
Our website domain names are crucial to our business. However, as with phone numbers, we do not have and cannot acquire any property rights in an internet address. The regulation of domain names in the U.S. and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business. We also rely on a combination of trade secret laws and restrictions on disclosure to protect our intellectual property rights. Our success depends on the protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. Others may independently discover our trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights. Therefore, in certain jurisdictions, we may be unable to protect our technology and designs adequately against unauthorized third-party use, which could adversely affect our ability to compete.
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
Our website addresses, or domain names, are critical to our business. We currently own more than 14 domain names. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

If we are unable to respond to rapid technological change, our products and services could become obsolete, and our reputation could suffer.

The markets for our products and services are characterized by rapidly changing technology, evolving industry standards and increasingly sophisticated customer requirements. The introduction of products embodying new technology and the emergence of new industry standards can negatively impact the marketability of our existing products and can exert price pressures on existing products. Additionally, if our websites do not work as intended, or if we are unable to upgrade the functionality of our websites as needed to keep up with the rapid evolution of technology for content delivery, our websites may not operate properly, which could harm our business. It is critical to our success that we are able to anticipate and react quickly to changes in technology or in industry standards and to successfully develop, introduce, and achieve market acceptance of new, enhanced and competitive products and services on a timely basis and cost-effective basis. Software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm our business. There can be no assurance that we will successfully develop new products and services or enhance and improve our existing products and services, that new products and services and enhanced and improved existing products and services will achieve market acceptance or that the introduction of new products and services or enhanced existing products and services by others will not negatively impact us. Our inability to develop products and services that are competitive in technology and price and that meet end-user needs could have a material adverse effect on our business, financial condition or results of operations.
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
We may be held liable for content, blogs or third-party links on our website or content distributed to third parties, and our general liability insurance may not be adequate to compensate us for all liabilities to which we are exposed.
As a publisher and distributor of content over the internet, including blogs which appear on our websites and links to third-party websites that may be accessible through our websites, or content that includes links or references to a third-party’s website, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from our websites. These types of claims have been brought, sometimes successfully, against online services, websites and print publications in the past. Other claims may be based on errors, or false or misleading information provided on linked websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Other claims may be based on links to sexually explicit websites. Although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liabilities imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our financial condition and business. Implementing measures to reduce our exposure to these forms of liability may require us to spend substantial resources and limit the attractiveness of our websites to users.
The loss of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.
Our success depends to a significant degree upon the continued contribution of our key executive officers, including Matthew Drinkwater, our chief executive officer. Mr. Drinkwater has significant experience in the media business, and if we should lose Mr. Drinkwater, such loss could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we do not maintain key man life insurance with respect to any of our executives.
We must hire, integrate and/or retain qualified personnel to support our business.
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
We deliver advertisements to users from third-party advertising services, which exposes our users to content and functionality over which we do not have ultimate control.
We display pay-per-click, banner, cost per acquisition (“CPM”), direct, and other forms of advertisements to users that come from third-party advertising services. We do not control the content and functionality of such third-party advertisements and, while we provide guidelines as to what types of advertisements are acceptable, there can be no assurance that such advertisements will not contain content or functionality that is harmful to users. Our inability to monitor and control what types of advertisements get displayed to users could negatively impact our reputation and have a material adverse effect on our business, financial condition and results of operations.
Our services may be interrupted if we experience problems with our network infrastructure.
The performance of our network infrastructure is critical to our business and reputation. Because our services are delivered solely through the internet, our network infrastructure could be disrupted by a number of factors, including, but not limited to:
•unexpected increases in usage of our services;
•computer viruses and other security issues;
•interruption or other loss of connectivity provided by third-party internet service providers;
•natural disasters or other catastrophic events; and
•server failures or other hardware problems.
If our services were to be interrupted, it could result in a loss of users, customers, and business partners, which could have a material adverse effect on our business, financial condition and results of operations.
Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic.
Our websites are hosted by third-party providers. Any disruption of the computing platform at these third-party providers could result in a service outage. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failures to meet commitments and similar events could damage these systems and cause interruptions in the hosting of our websites. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our website and could cause advertisers to terminate their agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for losses that may occur due to any failures of or interruptions in our systems. We do not presently have a formal disaster recovery plan.
Our websites must accommodate high volumes of traffic and deliver frequently updated information. While we have not experienced any systems failures to date, it is possible that we may experience systems failures in the future and that such failures could have a material adverse effect on our business. In addition, our users depend on internet service providers, online service providers and other website operators for access to our websites. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems and outside of our control. Any of these system failures could harm our business, financial condition and results of operations.

We are unable to predict the impacts of COVID-19 and any other future pandemic or outbreak of disease on our business.

Our business and operations could be adversely affected by future health pandemics or outbreak of disease, including the COVID-19 pandemic, impacting the markets and communities in which we, our third-party vendors and customers operate. Because our Company operates in the digital advertising industry, unlike a brick and mortar-based company, predicting the impact of the COVID-19 pandemic or other future health pandemics on our Company is difficult.

The COVID-19 pandemic has affected our operations in the past and may continue to do so in the future. For example, with the COVID-19 pandemic, we experienced a pause in marketing campaigns by a limited number of clients and an adverse impact from several of suppliers. We also experienced interruptions in our daily operations, including financial reporting process, as a result of certain policies and actions put into place to mitigate the effects of the COVID-19 pandemic. We expect the revenue impact on our industry could vary dramatically by vertical. For example, we would expect to see less advertising demand from the travel, leisure and hospitality verticals and more advertising demand in the health, technology, insurance, and pharmaceutical verticals. We will continue to assess the impact of the COVID-19 pandemic on our Company, however, at this time we are unable to predict all possible impacts on our Company, our operations, and our revenues.

In addition, we cannot predict the impact any future pandemic or outbreak of a disease, or a catastrophic event will have on our business partners and third-party vendors, and we may be adversely impacted as a result of the adverse impact our third-party vendors suffer. We maintain long-standing relationships with Yahoo!, Google and others that provide access to hundreds of thousands of advertisers from which most of our Real Time Bidding and digital publishing revenue originates. Any adverse impact on the operations of those companies would have a correspondingly adverse impact on our revenues in future periods. To the extent a pandemic or other catastrophic event adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operations.
Privacy concerns could impair our business.
We have a policy against using personally identifiable information obtained from users of our websites without the user’s permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we use personal information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and electronic commerce merchants. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. Other countries and political entities, such as the EU, have adopted such legislation or regulatory requirements. The U.S. may adopt similar legislation or regulatory requirements in the future. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.
We are subject to several regulatory risks, and any failure to comply with the various regulations could adversely impact our business.
We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. U.S. and foreign regulations and laws potentially affecting our business are evolving frequently. We currently have not developed our internal compliance program, nor do we have policies in place to monitor compliance. Instead, we rely on the policies of our publishing partners. If we are unable to identify all regulations to which our business is subject and implement effective means of compliance, we could be subject to enforcement actions, lawsuits and penalties, including but not limited to fines and other monetary liability or injunction that could prevent us from operating our business or certain aspects of our business. In addition, the evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time. Any changes to existing laws or regulations, or the adoption of new laws or regulations, may require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our services. Any such action could have a material adverse effect on our business, results of operations and financial condition.

Litigation is both costly and time-consuming, and there is no certainty of a favorable result.
In the ordinary course of business, we may be involved in lawsuits and regulatory actions with customers, employees and others. We are also subject to lawsuits filed by patent holders alleging patent infringement. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management’s attention from core business operations and impact operating results, particularly if a lawsuit results in an unfavorable outcome, or could harm the Company’s reputation with customers, employees, investors and others. This litigation is both costly and time consuming and has resulted in the diversion of management time and resources. While we believe that all or a portion of our costs are covered by insurance, there are no assurances that they are covered nor are there assurances that we will prevail in the litigation. We presently do not have any material pending litigation or regulatory matters affecting us.
RISKS RELATING TO OUR INDEBTEDNESS
Our secured indebtedness may limit our ability to operate our business.
As of December 31, 2022, and 2021, we had $33.1 million and $26.3 million outstanding secured indebtedness under the Centre Lane Senior Secured Credit Facility, respectively. The instruments governing our existing secured indebtedness may inhibit our ability to incur additional debt and require significant payments from the proceeds of any debt or equity sale without the consent of the lender. In addition, we have additional covenants and obligations under the secured indebtedness which may limit our ability to operate our business. Our ability to repay the indebtedness may require us to dedicate a substantial portion of our cash flow for operations to payment of debt service and principal thereby reducing funds available to implement our business strategy. Our level of indebtedness could also provide limits in our ability to adjust to changing market conditions and vulnerability in the event of a downturn in economic conditions in the businesses in which we operate and impair our ability to obtain additional financing for our business strategy. If we are unable to meet our obligations under the secured indebtedness, the lender may call a default and our business could be foreclosed upon.
RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES
The Company’s economic performance has raised substantial doubts about our ability to continue as a going concern.

Our audited consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $114.3 million at December 31, 2022. Our independent registered public accounting firm’s report on our audited financial statements includes an explanatory paragraph related to substantial doubt about the Company’s ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have material weaknesses in our disclosure controls and our internal control over financial reporting. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”). ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Historically, we have reported material weaknesses in our disclosure controls and internal control over financial reporting. These material weaknesses have resulted in our failure to timely file certain periodic reports as required by SEC rules and regulations, and resulted in the restatement of our financial statements as of and for the years ended December 31, 2020 and December 31, 2021. On March 6, 2023, the Board of Directors of the Company, upon the recommendation of the Audit Committee, determined that the Company’s previously issued unaudited consolidated financial statements as of and for each of the interim quarterly periods ended June 30, 2022 and September 30, 2022, should no longer be relied upon due to material errors contained in those financials statements primarily relating to the understatement of interest payable and interest expense under the Centre Lane Senior Secured Credit Facility and filed a Form 8-K to report such non-reliance.
Our failure to remediate the material weaknesses or the identification of additional material weaknesses in the future could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of shares of our Common Stock. The Company is committed and has taken steps to resolve the material weaknesses by enhancing its accounting and finance department, implementing a new organization wide enterprise resource planning system with an inherent robust control structure, and utilizing external expertise related to all aspects of internal control environments.
There is a limited public market for our Common Stock.
Our shares of common stock, par value $0.01 per share, (the "Common Stock") are currently quoted for trading on the OTCQB Market. There is a limited trading market for our shares of Common Stock and a robust trading market for our securities may not develop in the foreseeable future. If no market develops, it may be difficult or impossible for you to sell your shares if you should desire to do so. There is extremely limited and sporadic trading of our Common Stock, and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained.
The amount of working capital we have available could be adversely impacted by the amount of cash dividends and outstanding interest we pay affiliates.
As of December 31, 2021, we had one series, Series “E", of preferred stock outstanding that paid cash dividends and was owned by Mr. W. Richard Rogers, a former member of our Board. During the years ended December 31, 2022, and 2021, we paid cash dividends of $5,000 each year to Mr. Rogers. During the year ended December 31, 2022, Mr. Rogers converted his shares of Series “E" preferred stock to shares of Common Stock. As a result, as of December 31, 2022, no Series "E" preferred stock remained outstanding, and no further dividends payments will be required.
As of December 31, 2022, preferred stock dividends owed to Mr. Kip Speyer, our chairman of the Board, totaled $691,000. Mr. Speyer's preferred stock was converted to common stock during the year ended December 31, 2021.
At December 31, 2022 and 2021, accrued unpaid preference dividends due to Mr. Speyer was $691,000 and $691,000, respectively, amounts for 2021 included $242,000 due within that year.
As of December 31, 2022, outstanding interest payable on the 10% convertible promissory notes (the "Convertible Notes") due to Mr. Speyer totaled $31,000. The outstanding Convertible Notes of $80,000 and interest are due to be repaid by November 2023.
The payment of these cash dividends, outstanding principal and interest payments reduces the amount of capital we have available to devote to the growth of our Company.
We have outstanding, convertible notes, options and warrants to purchase approximately 29% of our outstanding Common Stock.
As of December 31, 2022, we had 149,619,461 shares of Common Stock outstanding, with options, and warrants outstanding to purchase an aggregate of 42,515,976 shares of Common Stock. As of December 31, 2021, we had 148,985,208 shares of Common Stock and 125,000 shares of preferred stock outstanding, with options, and warrants outstanding to purchase an aggregate of 37,238,543 shares of Common Stock. The conversion or possible exercise of the preferred stock, warrants and/or options, would increase the total outstanding shares of Common Stock by approximately 29% at December 31, 2022 and 25% at December 31, 2021, which will have a dilutive effect on our existing shareholders.
Some provisions of our charter documents and Florida law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders and may prevent attempts by our shareholders to replace or remove our current management.
Provisions in our amended and restated articles of incorporation, as amended (the "Articles of Incorporation") and our amended and restated bylaws (the "Bylaws"), as well as provisions of Florida law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, or remove our current management. These include provisions that:
•permit our Board to issue up to 20,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;
•provide that all vacancies on our Board, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•provide that shareholders seeking to present proposals before a meeting of shareholders or to nominate candidates for election as directors at a meeting of shareholders must provide advance notice in writing, and also satisfy requirements as to the form and content of a shareholder’s notice;
•not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of Common Stock entitled to vote in any election of directors to elect all of the directors standing for election; and
•provide that special meetings of our shareholders may be called only by the Board or by the holders of at least 40% of our securities entitled to notice of and to vote at such meetings.
These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board, who are responsible for appointing the members of our management. Section 607.0902 of the Florida Business Corporation Act provides provisions which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our shareholders. As permitted under Florida law, we have elected not to be governed by this statute. Any provision of our Articles of Incorporation, our Bylaws or Florida law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of Common Stock or warrants, and could also affect the price that some investors are willing to pay for our shares of Common Stock or warrants.
Our Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing or deterring a change of control.
Our Common Stock ownership is highly concentrated. As of December 31, 2022, Mr. W. Kip Speyer, our Chairman of the Board, together with members of our Board and a principal shareholder, beneficially own approximately 26.7% of our total outstanding shares of Common Stock and preferred stock. As a result of the concentrated ownership of the Company's stock, Mr. Kip Speyer and our Board may be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our Company and it may affect the market price of our Common Stock.
We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future and, as such, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, any future loan arrangements we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Therefore, there can be no assurance that any dividends on our Common Stock will ever be paid. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.
We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our Common Stock.
Pursuant to our Articles of Incorporation, the aggregate number of shares of capital stock which we are authorized to issue is 344,000,000 shares, of which 324,000,000 shares are Common Stock, and 20,000,000 shares are “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without shareholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our Common Stock shareholders. As of the filing of this Annual Report on Form 10-K, there are no outstanding preferred stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. DESCRIPTION OF PROPERTY
The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement that expired on October 31, 2021 (as amended, the "Lease"). On June 14, 2022, the Company signed a second lease addendum (“Second Addendum”) to the Lease with a lease term for five (5) years beginning upon completion of improvements to the office space by the landlord, which was completed on September 12, 2022. The annual base rent is $100,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the Lease for one additional five-year term.
We believe that our properties are sufficient to meet our current and projected business needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We have settled our previously disclosed material legal proceedings and are not currently a party to any legal proceedings that, in the opinion of our management, would have a material adverse effect on our business, financial condition, operating results or cash flows.
Synacor Litigation

In 2020, Synacor, Inc. (“Synacor”) commenced an action against MediaHouse, LLC, Inform, Inc. and the Company, alleging approximately $230,000 was owed based on invoices issued in 2019 in respect to that certain Content Provider & Advertising Agreement with MediaHouse. During January 2022, the Company entered into a settlement agreement related to the legal proceedings with Synacor totaling $184,000. The agreement obligates the Company to pay $12,000 per month beginning January 24, 2022, for 12 consecutive months and then a final one-time payment in the amount of $40,000 to be paid on or before January 24, 2023. The Company previously reserved approximately $245,000 towards this litigation, and following the settlement, the Company recognized an adjustment of $61,000 included in litigation settlement on the consolidated statements of operations for the year ended December 31, 2022.

At December 31, 2022, the Company paid $144,000 in connection with the Synacor settlement agreement, leaving an outstanding balance of $40,000. This amount is included in other liabilities on the consolidated balance sheet at December 31, 2022.

MediaHouse Defamation

A former employee of the Company filed a suit against the Company, MediaHouse, LLC, and Gregory A. Peters, a former Executive, (the “Defendants”) alleging two counts of defamation.

On August 2, 2022, the parties engaged in mediation, which resulted in a settlement of the lawsuit on August 4, 2022. The Company agreed to pay $62,500 over a 12-month period, with the first payment commencing on September 8, 2022, and final payment due on August 1, 2023. Approximately $42,000 was outstanding at December 31, 2022. This amount is included in other liabilities on the consolidated balance sheet at December 31, 2022.

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

On September 6, 2022, the Company’s Board of Directors approved a settlement of $650,000 payable over a 50-month period commencing January 2023. The amount is included in other liabilities on the consolidated balances sheets. See Note 10, "Oceanside Share Exchange Loan" to the accompanying consolidated financial statements for further information.

Other Litigation

Other litigation is defined as smaller claims or litigation that are neither individually nor collectively material. It does not include lawsuits that relate to collections.

The Company is party to various other legal proceedings that arise in the ordinary course of business, separate from normal course accounts receivable collections matters. Due to the inherent difficulty of predicting the outcome of these litigations and other legal proceedings, the Company cannot predict the eventual outcome of these matters, and it is reasonably possible that some of them could be resolved unfavorably to the Company. As a result, it is possible that the Company’s results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies. The outcome is not determinable as of the issuance of these financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of August 19, 2022, the Company's Common Stock is currently quoted for trading on the OTCQB Market under the symbol "BMTM." Prior to August 19, 2022, the Company’s Common Stock was quoted for trading on the OTC Expert Market tier of the OTC Markets under the symbol “BMTM” from September 30, 2021 through August 18, 2022, quoted for trading on the OTC Pink Market under the symbol "BMTM" from July 1, 2021 to September 30, 2021, and quoted for trading on the OTCQB Market under the symbol “BMTM” from December 27, 2013 to June 30, 2021.

There was little to no trading of our common stock between January 1, 2022 to July 4, 2022, except for April 22, 2022, as the Company was in the process of restating its results for the year ended December 31, 2020, which resulted in the untimely filing of its results for the year ended December 31, 2021 and the subsequent interim quarter ended March 31, 2022.

The Company’s Common Stock trades at very low volumes. The approximate number of holders of record of the Company’s Common Stock as of March 22, 2023, was 404. The closing price of our Common Stock as reported on the OTCQB Market on December 30, 2022, was $0.16 per share.

The following table sets forth the high and low bid prices per share of our Common Stock as reported by the OTC Markets for the periods indicated. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	December 31, 2022
	High	Low
1st Quarter (1)	$—	$—
2nd Quarter (2)	$0.001	$0.001
3rd Quarter	$0.40	$0.40
4th Quarter	$0.16	$0.16

	December 31, 2021
	High	Low
1st Quarter	$2.00	$2.00
2nd Quarter	$0.45	$0.45
3rd Quarter	$0.23	$0.23
4th Quarter (1)	$—	$—

(1) No trading as Company was in restatement period.

(2) Limited trading as Company was in restatement period.

Dividend Policy

The Company has paid or accrued dividends on shares of preferred stock pursuant to the terms of such preferred stock. The Company has never declared nor paid any cash dividends on its Common Stock, and we do not expect to pay any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. The decision whether to pay cash dividends on our Common Stock will be made within the sole discretion of the Board, and will depend on the Company’s financial condition, results of operations, capital requirements and other factors that the Board considers significant. There can be no assurance that any dividends on our Common Stock will ever be paid. In addition, any future loan arrangements we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock.
Recent Sales of Unregistered Securities
None.

Repurchases of Equity Securities
None.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2022, and 2021 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the "Risk Factors," "Cautionary Notice Regarding Forward-Looking Statements" and "Business" sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions to identify forward-looking statements.
Overview
Organization and Nature of Operations

Bright Mountain Media, Inc. is a holding company which focuses on digital publishing and advertising technology. The Company is engaged in content creation and advertising technology development that helps customers connect with, and market to, targeted audiences in high quality environments using a variety of digital advertising ("ad") formats.

Digital Publishing

Our digital publishing division focuses on developing content that attracts an audience and monetizes that audience through advertising. The current portfolio of owned and operated websites is focused on moms, parenting, families, and more broadly, women. The portfolio consists of popular websites including Mom.com, Cafemom.com, LittleThings.com, and MamasLatinas.com. This demographic is highly sought after by brands and their advertising agencies. We use internal and external technologies to constantly improve the effectiveness and efficiency of the content we create. Our publishing division monetizes its audiences through both direct and programmatic advertising sales.

Advertising Technology

Our advertising technology division focuses on delivering targeted ads to audiences on owned and operated sites as well as third-party publishers in a cost-effective manner through the deployment of proprietary technologies. Through acquisitions and organic software development, we have consolidated and plan to further condense key elements of the prevailing digital advertising supply chain by eliminating industry “middlemen” and/or costly redundancy of services via our ad exchange. By developing our own proprietary technology stack, we are able to pass along efficiencies to both the demand and supply side of the ecosystem. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both advertiser demand (buy side) and publisher supply (sell side) programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, connected television (CTV), in-app). Programmatic advertising relies on artificial intelligence powered software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with bid price offered by advertisers.

The Company generates revenue through sales of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue. Additionally, we also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as demand side platforms ("DSPs) and sellers known as supply side platforms ("SSPs").
Key Factor Affecting Our Performance

Seasonal Fluctuations. Typically advertising technology companies report a material portion of their revenues during the third and fourth calendar quarter as a result of back to school and holidays related advertising spend. Our experience since transitioning to focus solely on advertising has been consistent with this trend. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years or quarters.

Limited Number of Customers. During the years ended December 31, 2022, and 2021, one customer represented 37.7% and 8.6% of revenue, respectively. The loss of this customer could have a material adverse impact on the results of operations in future periods.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following are the key financial and operational metrics for the years ended December 31, 2022, and 2021:

	December 31,
($ in thousands)	2022	2021
Revenue	$19,580	$12,925
Cost of revenue	10,493	6,350
Gross Margin	9,087	6,575
General and administrative expenses	14,249	18,482
Total financing income (expense)	(2,963)	(93)
Net loss	$(8,125)	$(12,000)

Adjusted EBITDA (1)	$(2,463)	$(7,678)

(1)    For a reconciliation of net loss to Adjusted EBITDA see “Use of Non-GAAP Financial Measures” below.

Revenue

The Company generates revenue through sales of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue. Additionally, we also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs and sellers known as SSPs.

Revenue increased $6.7 million or 51% in the year ended December 31, 2022 when compared to the same period in 2021. See below for a detailed analysis of revenue for the years ended December 31, 2022, and 2021.

Cost of Revenue
Cost of revenue includes payment to third parties for services performed to drive revenue, which include revenue share paid for ad exchange on third party sites, advertising fees, fees paid for content creation, influencers, writers and sales commission.

Costs of revenue increased approximately $4.1 million or 65% for the year ended December 31, 2022 compared to 2021. See below for a detailed analysis of cost of revenue for the years ended December 31, 2022, and 2021.

General and Administrative Expenses

General and administrative expenses consist primarily of (i) personnel and related costs for our executive, finance and accounting, human resources, and administrative personnel, including salaries, benefits, bonuses, and stock-based compensation; (ii) legal, accounting, and other professional service fees; (iii) other corporate expenses; (iv) information technology costs; and (v) facility costs.

General and administrative expenses decreased approximately $4.2 million or 23% for the year ended December 31, 2022 compared to the year ended December 31, 2021. See below for a detailed analysis of general and administrative expenses for the years ended December 31, 2022 and 2021.

Results of Operations

The following is our analysis of the results of operations for the years ended December 31, 2022, and 2021. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net loss from operations for the year ended December 31, 2022 was $8.1 million as compared to a net loss of $12.0 million for the year ended December 31, 2021. The following is our analysis for the period.

	Year Ended December 31,
($ in thousands)	2022	2021	Change	% Change

Revenue	$19,580	$12,925	$6,655	51%	increased
Cost of revenue	10,493	6,350	4,143	65%	increased
Gross margin	9,087	6,575	2,512	38%	increased
General and administrative expense	14,249	18,482	(4,233)	(23)%	decreased
Loss from operations	(5,162)	(11,907)	6,745	(57)%	decreased
Financing income (expense)	(2,963)	(93)	(2,870)	3086%	increased
Net loss	$(8,125)	$(12,000)	$3,875	(32)%	decreased

Gross margin %	46%	51%	(5)%	(10)%	decreased

Revenue

The Company focuses on digital publishing and advertising technology.

Digital Publishing

Our digital publishing division focuses on developing content that attracts an audience and monetizes that audience through advertising. The current portfolio of owned and operated websites is focused on moms, parenting, families, and more broadly, women. The portfolio consists of popular websites including Mom.com, Cafemom.com, LittleThings.com, and MamasLatinas.com. This demographic is highly sought after by brands and their advertising agencies. We use internal and external technologies to constantly improve the effectiveness and efficiency of the content we create. Our publishing division monetizes its audiences through both direct and programmatic advertising sales.

Advertising Technology

Our advertising technology division focuses on delivering targeted ads to audiences on owned and operated sites as well as third party publishers in a cost-effective manner through the deployment of proprietary technologies. Through acquisitions and organic software development, we have consolidated and plan to further condense key elements of the prevailing digital advertising supply chain by eliminating industry “middlemen” and/or costly redundancy of services via our ad exchange. By developing our own proprietary technology stack, we are able to pass along efficiencies to both the demand and supply side of the ecosystem. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both demand (buy side) and publisher supply (sell side) programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, CTV, in-app). Programmatic advertising relies on artificial intelligence powered software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with a bid price offered by advertisers.

The Company generates revenue through sales of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue. Additionally, we also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers known as DSPs and sellers known as SSPs.

Revenue for the year ended December 31, 2022, increased $6.7 million or 51% compared to the same period for 2021. The increase was largely attributable to digital publishing revenue which increased $5.1 million or 178%. This growth has been driven by our ability to leverage our digital publishing assets to attract top advertisers, which in turn has allowed us to onboard direct premium publishers, especially in the CTV market. This led to an increase in volume, as well as rates and overall revenue.

Approximately 43% of the Company’s revenue for the year ended December 31, 2022 was generated from our digital publishing customers compared to 22% for the year ended December 31, 2021.

Advertising technology revenue increased $1.5 million or 15% for the year ended December 31, 2022 compared to the same period for 2021. In 2022, approximately 90% of advertising technology revenue was generated in the U.S. and 10% was generated from our business in Israel, compared to 87% and 13% in the U.S. and Israel for the same period in 2021, respectively.

Cost of Revenue

Costs of revenue increased $4.1 million or 65% for the year ended December 31, 2022, compared to the same period for 2021. These costs include revenue share payments to media providers and website publishers. The increase was largely attributable to revenue share payments which increased $4.1 million. The Company started expanding its usage of ad exchange on a third party’s site which is also associated with the increase noted in revenue as discussed above.

Gross Margin

Our gross margin increased $2.5 million or 38% for the year ended December 31, 2022, when compared to the same period for 2021.

General and Administrative Expenses

	Year Ended December 31,
($ in thousands)	2022	2021	Change	% Change

Personnel cost	$6,622	$8,945	$(2,323)	(26)%	decreased
Legal fees	231	520	(289)	(56)%	decreased
Professional fees	3,276	4,574	(1,298)	(28)%	decreased
Insurance	599	540	59	11%	increased
Depreciation and amortization	1,597	1,639	(42)	(3)%	decreased
Other	1,923	2,264	(341)	(15)%	decreased
Total	$14,248	$18,482	$(4,234)	(23)%	decreased

Gross margin as a percentage of general and administrative expense	64%	36%	28%	78%	increased

General and administrative expenses decreased $4.2 million or 23% for the year ended December 31, 2022, compared to the same period in 2021. The reduction is due to a combination of factors as discussed below.

Personnel Cost

Personnel cost decreased approximately $2.3 million or 26% compared to the year ended December 31, 2021. This change is mainly driven by a reduction in head count of 23 employees or 29%. We had 57 total employees as of December 31, 2022 compared to 80 total employees as of December 31, 2021.

Legal Fees

Legal fees is a combination of legal fees and litigation settlement amounts. During the year ended December 31, 2022, the Company incurred costs of $589,000 in legal fees offset by $357,000 in a litigation settlement, resulting in a net decrease of $289,000 or 56% compared to the year ended December 31, 2021. The credit in litigation settlement is mainly attributable to the reversal of a previous accrual related to the Slutzky & Winshman and Synacor litigation, as discussed in Note 15, "Commitment and Contingencies."

Professional Fees

During the year ended December 31, 2022, professional fees decreased $1.3 million or 28% when compared to the same period, 2021. The amount for 2021 was higher due to the costs incurred for audit and consultant fees which represented 66% of professional fees in 2022 compared to 82% for 2021. This expense was in connection with the Company’s restatement of its financial results for the period January 1, 2019 to December 31, 2021.

Financing (Expense) Income

	Year Ended December 31,
($ in thousands)	2022	2021	Change	% Change

Interest expense	$4,262	$2,267	$1,995	88%	increased
Gain on forgiveness of PPP loan	(1,137)	(2,172)	1,035	(48)%	decreased
Other expense (income)	(162)	(2)	(160)	8000%	increased
Total financing expense (income)	$2,963	$93	$2,870	3086%	increased

Financing expense increased $2.9 million or 3086% for the year ended December 31, 2022, compared to the same period 2021. This increase was largely attributable to a $2.0 million increase in interest expense related to the Centre Lane Senior Secured Credit Facility, which reflected higher principal and fees due to the Centre Lane Senior Secured Credit Facility amendments during the year ended December 31, 2022. This increase was offset by a reduction in the Paycheck Protection Program ("PPP") loan forgiveness amount, which was $1.1 million in 2022 compared to $2.2 million for the same period in 2021, resulting in a higher expense for 2022.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities and net working capital (deficit) as of December 31, 2022 as compared to December 31, 2021.

	December 31,
($ in thousands)	2022	2021

Total current assets	$4,501	$5,257
Total current liabilities	17,851	23,070
Net working capital deficit	$(13,350)	$(17,813)

As of December 31, 2022, we had a cash balance of $316,000 compared with a cash balance of $781,000 as of December 31, 2021. During 2021, we implemented policies and procedures around cash collections to prevent the aging of accounts receivables, and we have continued following such policies and procedures in 2022. Cash collection efforts are improving, and we believe we have appropriately reserved for uncollectible amounts as of December 31, 2022.

During the year ended December 31, 2022, the Company received $3.1 million in debt financing from Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners"). The use of the funds was for general working capital needs. During the period from May 26, 2021 to December 31, 2021, the Company received $5.1 million in debt financing from Centre Lane Partners. The use of the funds was for general working capital needs.

Going Concern
Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $114.3 million as of December 31, 2022. Cash flows used in operating activities were $3.1 million and $5.9 million for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, the Company had a working capital deficit of approximately $13.3 million, inclusive of $316,000 in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring all strategic alternatives, including restructuring or refinancing its debts, seeking additional debt, such as borrowings under the Centre Lane Senior Secured Credit Facility or equity capital. The ability to access the capital markets is also dependent on the stock volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, reducing general and administrative expenses, and a further reduction in headcount. The ultimate success of these plans is not guaranteed.

In considering our forecast for the next twelve months, the Company's current cash and working capital, as of the filing of this Annual Report on Form 10-K, the Company’s available cash will not be sufficient to fund its anticipated level of operations. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Subsequent Event

On February 28, 2023, the Company reduced its headcount from 57 employees to 52 employees. There were no executive officers included in this reduction. See Note 22, "Subsequent Events", to the accompanying consolidated financial statements for further information.
Financing Arrangement Summary
Centre Lane Senior Secured Credit Facility
Effective June 1, 2020, the Company entered into a membership interest purchase agreement to acquire 100% of Wild Sky Media (the “Purchase Agreement”). To finance this acquisition, the Company obtained a first lien senior secured credit facility from Centre Lane Partners in the amount of $16.5 million, comprising $15.0 million of initial indebtedness, repayment of Wild Sky’s existing accounts receivable factoring facility of approximately $900,000 and approximately $500,000 of expenses.
Centre Lane Partners subsequently loaned the Company an additional $8.2 million to provide liquidity to fund operations beginning in April 26, 2021 (as amended, the “Centre Lane Senior Secured Credit Facility”). This Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction, resulting in Centre Lane Partners holding 10% of the shares issued and outstanding at December 31, 2022. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.
The note issued under the Centre Lane Senior Secured Credit Facility bears interest at a rate of 6.0% per annum and matures June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. The interest rate was increased to 10.0% pursuant to the first amendment with interest payable-in-kind (“PIK Interest”) in lieu of cash payment.
Commencing with the ninth amendment, the interest rate was increased to 12% on all subsequent draws with 8% payable quarterly in cash and 4% payable-in-kind in lieu of cash payment. These draws are known as the "last in first out loans," totaling $2.8 million inclusive of exit fees at December 31, 2022, due and payable on June 30, 2023.
For a full description of the Centre Lane Senior Secured Credit Facility, see Note 9, "Centre Lane Senior Secured Credit Facility" of our accompanying notes to the consolidated financial statements.
10% Convertible Promissory Note
During November 2018, the Company issued 10% convertible promissory notes (the "Convertible Notes") in the amount of $80,000 to the Chairman of the Board, a related party. The Convertible Notes are unsecured and mature in November 2023. The Convertible Notes are convertible at the option of the holder into shares of Common Stock at any time prior to maturity at a conversion price of $0.40 per share. Approximately $118,000 is due and payable by November 2023, consisting of outstanding principal and interest.
For a full description of the Convertible Notes, see Note 11, "10% Convertible Promissory Notes" of our accompanying notes to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the year ended December 31, 2022, and 2021:

	Year Ended December 31,
($ in thousands)	2022	2021
Total cash (used in) provided by:
Operating activities	$(3,115)	$(5,933)
Investing activities	(14)	—
Financing activities	2,664	5,978
(Decrease) increase in cash and cash equivalents	$(465)	$45

Operating Activities

For the year ended December 31, 2022, cash used in operating activities was $3.1 million. The primary factors affecting our operating cash flows during the period were our net loss of $8.1 million, adjusted for non-cash charges of $1.6 million for amortization of intangible assets, $1.2 million of amortization of debt discount, $144,000 of stock-based compensation expense, $89,000 of stock compensation for Oceanside shares, $84,000 for the provision of bad debt, $1.1 million from the gain on forgiveness of the PPP loan and a $229,000 net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $698,000 increase in other liabilities and a $695,000 increase in prepaid and other current assets, offset by a $596,000 decrease in accounts payable and accrued expenses, a $465,000 decrease in interest payable on Centre Lane Senior Secured Credit Facility and a $426,000 decrease in deferred revenue.

For the year ended December 31, 2021, cash used in operating activities was $5.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $12.0 million, adjusted for non-cash charges of $1.6 million for amortization of intangible assets, $578,000 of amortization of debt discount, $207,000 of stock-based compensation expense, $281,000 of stock compensation for Oceanside shares, $74,000 for the provision of bad debt, $2.2 million from the gain on forgiveness of PPP loan and a $5.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $3.0 million increase in accounts receivable, a $1.3 million increase in interest payable on Centre Lane Senior Secured Credit Facility, and a $816,000 increase in deferred revenue, offset by a $426,000 decrease in prepaid and other current assets.

Investing Activities

Cash used in investing activities of $14,000 and $0 for the year ended December 31, 2022, and 2021, respectively, was due entirely to the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2022, the Company raised $3.1 million of debt financing from Centre Lane Senior Secured Credit Facility, which was used primarily to fund our working capital.

During the year ended December 31, 2021, the Company raised $5.1 million of debt financing from Centre Lane Senior Secured Credit Facility and $1.1 million from the PPP Loan, which were used primarily to fund our working capital.

Contractual Obligations and Commitments

The following table represents our contractual obligations as of December 31, 2022, aggregated by type:

	Total	Due in less than 1 year	Due 1-3 years	Due 3-5 years	More than 5 years
($ in thousands)
Operating lease	$357	$38	$236	$83	$—
10% Convertible Promissory Notes	80	80	—	—	—
Interest payable - 10% Convertible Promissory Notes	38	38	—	—	—
Centre Lane Senior Secured Credit Facility	31,109	4,860	26,249	—	—
Interest payable - Centre Lane Senior Secured Credit Facility	11,237	588	10,649	—	—
	$42,821	$5,604	$37,134	$83	$—

Use of Non-GAAP Financial Measures

Non-GAAP results are presented only as a supplement to the financial statements and for use within management's discussion and analysis based on U.S. generally accepted accounting principles (GAAP). The non-GAAP financial information is provided to enhance the reader's understanding of the Company's financial performance, but non-GAAP measures should not be considered in isolation or as a substitute for financial measures calculated in accordance with GAAP.

All of the items included in the reconciliation from net loss to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, etc.) or (ii) items that management does not consider to be useful in assessing the Company's ongoing operating performance (e.g., M&A costs, income taxes, gain on sale of investments, loss on disposal of assets, etc.). In the case of the non-cash items, management believes that investors can better assess the Company's operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company's ability to generate free cash flow or invest in its business.

We use, and we believe investors benefit from the presentation of, EBITDA and Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

Because not all companies use identical calculations, the Company's presentation of non-GAAP financial measures may not be comparable to other similarly titled measures of other companies. However, these measures can still be useful in evaluating the Company's performance against its peer companies because management believes the measures provide users with valuable insight into key components of GAAP financial disclosures.
A reconciliation of net loss before taxes to EBITDA and Adjusted EBITDA is as follows:

	Year Ended December 31,
($ in thousands)	2022	2021

Net loss before tax plus:	$(8,125)	$(12,000)
Depreciation expense	38	48
Amortization expense	1,558	1,591
Amortization of debt discount	1,199	578
Other interest expense	13	90
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes- related party	3,051	1,600
EBITDA	(2,266)	(8,093)
Stock compensation expense	233	488
Nonrecurring professional fees	657	1,766
Gain on forgiveness of PPP loan	(1,137)	(2,172)
Non-restructuring severance expense	50	333
Adjusted EBITDA	$(2,463)	$(7,678)

Critical Accounting Policies
Critical Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 606, Revenue from Contracts with Customers, (ASC 606). The Company recognizes revenues at a point-in-time when control of services is transferred to the customer. Cash received by the Company prior to when control of services is transferred to the customer is recorded as deferred revenue.
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
The Company recognizes revenue primarily from delivering digital advertisements on its owned and operated publishing websites, as well as advertising on partner websites, mobile apps and digital streaming services such as CTV (Connected Television) channels.
Advertising revenues are generated by audiences seeing or clicking on digital advertisements utilizing several advertiser partners. Revenues are recognized net of adjustments based on the number of advertisements delivered and are billed monthly.
There are no significant initial costs incurred to obtain contracts with customers, and no contract assets or contract liabilities recorded in our consolidated financial statements.
Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of performance obligations. The Company expects to recognize the deferred revenue in the following period when it transfers its services and, therefore, satisfies its performance obligation to the customers.
Leases
We determine whether an arrangement contains a lease at inception in accordance with FASB Accounting Standards Codification No. 842, Leases, (ASC 842). Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease right-of-use (“ROU”) liability on our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We do not include options to extend or terminate the lease term unless it is reasonably certain that we will exercise any such options. We recognize rent expense under our operating leases on a straight-line basis. Variable lease costs such as operating costs and property taxes are expensed as incurred.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent receivables from customers in the ordinary course of business and are recorded in accordance with FASB Accounting Standards Codification No. 310, Receivables, (ASC 310). Receivables are recorded at the invoice amount on the date revenue is recognized and are presented net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. Receivables are subjected to adjustments from traffic settlements that are deducted from open invoices. Our receivables are not interest bearing and not collateralized.
The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and establish an allowance for potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current and forecasted economic conditions that may affect a customer’s ability to pay.
The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company is exhausted, the determination for charging off uncollectible receivables is made.
Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation in accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment, (ASC 360). Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements.

Goodwill

We account for Goodwill under FASB Accounting Standards Codification No. 350, Goodwill and Other, (ASC 350). Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. The Company categorizes Goodwill into two reporting units: “Owned & Operated” and “Ad Network”.
Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, which are determined through a qualitative assessment.
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
We perform our annual goodwill impairment test as of December 31, 2022 and 2021, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.
Intangible Assets
We account for intangibles under FASB Accounting Standards Codification No. 350, Goodwill and Other, (ASC 350). Intangible assets acquired in a business combination, or an asset acquisition are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Intangible assets include trade name, customer relationships, IP/technology and non-compete agreements.
The Company’s trade name and customer relationships are amortized on a straight-line basis over a useful life of five years. IP/technology is amortized on a straight-line basis over a useful life of ten years. Non-compete agreements are amortized on a straight-line basis over the length of each agreement, typically between three to five years. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Amortization and Impairment of Long-Lived Assets.”
Amortization and Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment, right-of-use assets, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no impairment losses related to long-lived assets in any of the periods presented.
Cost of Revenue
Cost of revenue includes payment to third parties for services performed to drive revenue, including revenue share paid for ad exchange on third party sites, advertising fees, and fees paid for content creation, freelancers, writers and sales commissions.
Website Development Costs
The Company accounts for its website development costs in accordance with FASB Accounting Standards Codification No. 350, Website Development Costs (ASC 350). These costs, if any, are included in intangible assets in the accompanying consolidated balance sheets. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated life of five years.
As of December 31, 2022, and 2021, all website development costs have been expensed. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business.
Stock-Based Compensation
We account for stock based compensation in accordance with FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation (ASC 718). ASC 718 addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrant. Stock-based compensation for stock options to employees and non-employees is based upon the fair value of the award on the date of grant. We record forfeitures as they occur. The compensation cost is recognized over the requisite service period, which is generally the vesting period, and is included in general and administrative expenses in the consolidated statements of operations.
The Company estimates the fair value of stock options using the Black-Scholes valuation model. The expected life represents the term the options granted are expected to be outstanding. The expected volatility was determined using the historical volatility of similar publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant.
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

The Company follows the provisions of FASB Accounting Standards Codification No. 740, Income Taxes (ASC 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax expenses are recognized as tax expenses in the statement of operations and comprehensive loss.
Segment Reporting
Consistent with FASB Accounting Standards Codification No. 280, Segment Reporting (ASC 280), our Chief Financial Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the Chief Financial Officer, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment.
Off Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Foreign Currency

We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, costs and expenses on the date of the transaction. Translation gains and losses are included within “general and administrative expense” on the consolidated statements of operations. These gains and losses are immaterial to the financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item 7A to Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s consolidated financial statements and related notes, together with the report of independent registered public accounting firm, appear starting at pages F-1 of this Annual Report on Form 10-K for the years ended December 31, 2022, and 2021 are incorporated by reference in this Item 8.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 25, 2021, the Audit Committee of the Board (the “Audit Committee”) approved the dismissal of EisnerAmper LLP (“Eisner”), as the Company’s independent registered public accounting firm, effective August 24, 2021, and the engagement of WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm. Disclosure with respect to this Item 9 was previously included in our Current Report on Form 8-K filed on August 31, 2021 with the SEC. We are not aware of any transactions or events similar to those previously reported and described in our prior disclosure with respect to this Item, which were accounted for or disclosed in a manner different from that which our former accountants apparently would have concluded was required. Accordingly, the Company believes it is not required to make any further disclosure under Item 304(b) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the period ended December 31, 2022, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this assessment, because of the effect of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

As set forth below, management will take steps to remediate the material weaknesses identified below. Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2022.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, management identified the material weakness described below:

In conducting an analysis of the Centre Lane Senior Secured Credit Facility, errors were identified in connection with the accounting related to Amendments No. 8 – 15 of the Centre Lane Senior Secured Credit Facility, which resulted in the understatement of interest payable and interest expense for each of the interim quarterly periods ended June 30, 2022, and September 30, 2022 and the year-to-date 2022 period.

The Company has initiated a remediation plan to enhance controls relating to the accounting of its debt arrangements that includes the following:

•Internal interest calculations are to be prepared and compared to the model provided by the external evaluators, along with outstanding principal and carrying value;

•Quarterly statements are to be received from Centre Lane where the balances will be compared to internal schedules;

•Monthly journal entries for interest expense and supporting documentation will be reviewed by an individual independent of its preparation as part of the month end close; and

•Monthly reconciliations will be performed to support the month end close, which will be reviewed and evidenced by both preparer’s and reviewer’s signature to demonstrate independence and accountability.

Management had previously identified the following material weaknesses, which caused management to conclude that as of December 31, 2021 our internal controls over financial reporting were not effective at the reasonable assurance level:

•Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel;

•The Company’s systems that impact financial information and disclosures have ineffective information technology controls;

•Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded;

•Management evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting was not sufficiently comprehensive due to limited personnel;

•Ineffective controls and procedures in area of review and preparation of Form 10-K and other filings on a timely basis; and

•Inadequate controls surrounding information provided to third party valuation reports in connection with acquisitions to ensure that the financial information is accurate and free from misstatements.

The Company has implemented a remediation plan to remediate the material weaknesses identified during the year ended December 31, 2021 as follows:

•We have hired a new Chief Financial Officer with extensive knowledge of implementing procedures to remediate material weaknesses in companies.

•We have expanded our finance department through the hiring of a certified public accountant with previous experience as an auditor and knowledge of SEC filings and technical issues. We believe this will strengthen our finance department as we work towards segregation of duties, strong internal controls and provide guidance to enhance our current staff. Management will further expand the accounting and finance function by hiring additional staff to ensure segregation of duties is enforced.

•We no longer rely on a third party consultant to prepare our SEC filings, and this is now being done internally.

•We have engaged a third party company to assist the Company with SOX compliance.

•As of our filing date, we are in the process of completing our information technology general controls ("ITGC") risk assessment and moving forward to document and implement controls over the revenue process.

We will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered independent public accounting firm on management’s assessment regarding internal controls over financial reporting due to the exemption from such requirements established by rules of the SEC for smaller reporting companies.

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K will be set forth in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K will be set forth in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 of Part III of Form 10-K will be set forth in our definitive proxy statement for our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements and notes are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K and are included in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto listed in the Index to Consolidated Financial Statements, starting on page F-1 of this Annual Report on Form 10-K.
(a)(3) Exhibits
The following exhibits listed in the Exhibit Index below are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Merger dated July 31, 2019 by and among Bright Mountain Media, Inc., Bright Mountain Israel Acquisition Ltd. (a to be formed entity), Slutzky & Winshman Ltd. and the shareholders of Slutzky & Winshman, Ltd.	8-K	8/1/19	2.1
2.2	Merger Agreement and Plan of Merger dated November 8, 2019 by and among Bright Mountain Media, Inc. BMTMZ, and News Distribution Network, Inc.	8-K	11/21/19	2.1
3.1	Amended and Restated Articles of Incorporation	10	1/31/13	3.3
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/4/15	3.7
3.9	Articles Amendment to the Amended and Restated Articles of Incorporation	8-K	11/13/18	3.10
3.10	Amended and Restated Bylaws	10	1/31/13	3.2
4.1	Form of unit warrant 2018 private placement	10-K	4/2/18	4.1
4.2	Form of placement agent warrant 2018 private placement	10-K	4/2/18	4.2
4.3	Specimen common stock certificate	10-K	5/14/20	4.3
4.4	Form of unit warrant 2019 private placement	8-K	1/14/19	4.1

4.5	Form of placement agent warrant 2019 private placement	8-K	1/14/19	4.2
4.6	Description of Securities				X
10.1	2011 Stock Option Plan	10	1/31/13	10.1
10.2	2013 Stock Option Plan	10-Q	11/13/13	10.18
10.3	2015 Stock Option Plan	8-K	5/27/15	10.36
10.4	2019 Stock Option Plan	10-K	12/23/21	10.4
10.5	2022 Stock Option Plan	8-K	4/20/22	10.3
10.6	Letter Agreement dated September 19, 2017 with Vinay Belani	8-K	9/25/17	10.2
10.7	Consulting Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.45
10.8	M&A Advisory Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.46
10.9	Finder’s Agreement dated October 31, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	10-Q	11/20/18	10.2
10.10	Uplisting Advisory and Consulting Agreement dated December 11, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	1/14/19	10.1
10.11	Lease Agreement dated August 24, 2014 for registrant’s principal executive offices	10-Q	11/12/14	10.26
10.12	Addendum to Lease dated August 5, 2015 for registrant’s principal executive offices	10-Q	8/11/15	10.37
10.13	Amendment to Lease Agreement dated August 8, 2018 for registrant’s principal executive offices	10-Q	11/20/18	10.1
10.14	Executive Employment Agreement effective April 1, 2020 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	3/31/20	10.1
10.15	Letter Agreement dated February 8, 2023 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	2/10/23	10.1
10.16	Consulting Agreement effective January 1, 2021 between Greg Peters and Bright Mountain Media, Inc.	8-K	1/6/21	10.1
10.17	Amendment dated July 31, 2019 to Finder’s Fee Agreement by and between Bright Mountain Media, Inc. and Spartan Capital Securities, LLC	8-K	8/7/19	10.2
10.18	Promissory Note dated August 15, 2019 due to Joey Winshman	8-K	8/16/19	10.1
10.19	Promissory Note dated August 15, 2019 to Nadav Slutzky	8-K	8/16/19	10.2
10.20	Promissory Note dated August 15, 2019 to Eli Desatnik	8-K	8/16/19	10.3
10.21	Employment Agreement dated August 15, 2019 by and between Slutzky & Winshman Ltd. and Joey Winshman	8-K	8/16/19	10.8
10.22	Consulting Agreement dated August 15, 2019 by and between Bright Mountain Media, Inc., Slutzky & Winshman Ltd. and Nadav Slutzky	8-K	8/16/19	10.9
10.23	Membership Interest Purchase Agreement dated June 5, 2020 between Centre Lane Partners Master Credit Fund II and Bright Mountain Media, Inc.	8-K	6/8/20	10.1

10.24	Credit Agreement dated as of June 5, 2020 by and among CL Media Holdings, LLC, as the Borrower, the Financial Institutions thereto and Centre Lane Partners Master Fund II, L.P. as Agent	8-K	6/8/20	10
10.25	Form of Warrant for November 2019 Private Placement	8-K	2/4/20	10.2
10.26	First Amendment to an Amended and Restated Senior Credit Agreement dated April 26, 2021.	8-K	4/30/21	10.1
10.27	Second Amendment to an Amended and Restated Senior Credit Facility Agreement dated May 26, 2021.	8-K	6/2/21	10.1
10.28	Third Amendment to Amended and Restated Senior Credit Facility Agreement dated December 20, 2021	8-K	8/18/21	10.1
10.29	Fourth Amendment to Amended and Restated Senior Secured Credit Agreement dated August 31, 2021	8-K	9/7/21	10.1
10.30	Fifth Amendment to Amended and Restated Senior Secured Credit Agreement dated October 8, 2021	8-K	10/8/21	10.1
10.31	Sixth Amendment to Amended and Restated Senior Secured Credit Agreement dated November 5, 2021	8-K	11/5/21	10.1
10.32	Seventh Amendment to an Amended and Restated Senior Secured Credit Agreement dated December 23, 2021	8-K	12/29/21	10.1
10.33	Eighth Amendment to an Amended and Restated Senior Secured Credit Agreement dated January 26, 2022	8-K	1/20/22	10.1
10.34	Ninth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 11, 2022	8-K	2/17/22	10.1
10.35	Annex A to the Credit Agreement dated February 11, 2022	8-K	2/17/22	10.2
10.36	Tenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated March 11, 2022	8-K	3/16/22	10.1
10.37	Annex A to the Credit Agreement dated March 11, 2022	8-K	3/16/22	10.2
10.38	Eleventh Amendment to an Amended and Restated Senior Secured Credit Agreement dated March 25, 2022	8-K	3/31/22	10.1
10.39	Annex A to the Credit Agreement dated March 25, 2022	8-K	3/31/22	10.2
10.40	Twelfth Amendment to an Amended and Restated Senior Secured Credit Agreement dated April 15, 2022	8-K	4/20/22	10.1
10.41	Annex A to the Credit Agreement dated April 15, 2022	8-K	4/20/22	10.2
10.42	Thirteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated May 10, 2022	8-K	5/16/22	10.1
10.43	Annex A to the Credit Agreement dated May 10, 2022	8-K	5/16/22	10.2
10.44	Fourteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated June 10, 2022	8-K	6/16/22	10.1
10.45	Annex A to the Credit Agreement dated June 10, 2022	8-K	6/16/22	10.2

10.46	Fifteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated July 8, 2022	8-K	7/13/22	10.1
10.47	Annex A to the Credit Agreement dated July 8, 2022	8-K	7/13/22	10.2
10.48	Sixteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 10, 2023	8-K	2/16/23	10.1
10.49	Annex A to the Credit Agreement dated February 10, 2023	8-K	2/16/23	10.2
10.50	Share Issuance Agreement between Spartan Capital Securities, LLC and Bright Mountain Media, Inc. dated September 22, 2021	8-K	9/28/21	10.1
21.1	List of subsidiaries				X
23.1	Consent of WithumSmith+Brown, PC				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350				X
32.2*	Certification of the Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 1350				X
101.INS	INLINE XBRL INSTANCE DOCUMENT				X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*    Furnished herewith. This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

Date: March 28, 2023	By:	/s/ Matthew Drinkwater
Matthew Drinkwater
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 28, 2023	By:	/s/ Miriam Martinez
Miriam Martinez
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2023	By:	/s/ W. Kip Speyer
W. Kip Speyer
Chairman of the Board of Directors

Date: March 28, 2023	By:	/s/ Matthew Drinkwater
Matthew Drinkwater
Director and Chief Executive Officer

Date: March 28, 2023	By:	/s/ Harry Schulman
Harry Schulman
Director

Date: March 28, 2023	By:	/s/ Pamela Parizek
Pamela Parizek
Director

Date: March 28, 2023	By:	/s/ Gretchen Tibbits
Gretchen Tibbits
Director

Date: March 28, 2023	By:	/s/ Todd Speyer
Todd Speyer
Director

BRIGHT MOUNTAIN MEDIA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Bright Mountain Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Mountain Media, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of the Matter – Restatement of Interim Financial Statements

As disclosed in Note 21 of the consolidated financial statements, the unaudited interim financial statements as of and for the periods ended June 30, 2022 and September 30, 2022 have been restated to correct an understatement of interest expense and interest payable. This matter is described in more detail in Note 21 of the consolidated financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Refer to Note 2 and Note 14 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes revenue at a point in time when control of services is transferred to the customer. The Company recognizes revenue primarily from delivering digital advertisements on its owned and operated publishing websites, as well as advertising on partner websites, mobile apps and digital streaming services such as CTV (Connected Television) Channels in its customer agreements.

In determining revenue recognition for these customer agreements, the Company performs the following five steps: (i) identify the contract with customer (ii) identify the performance obligation in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the Company satisfies a performance obligation.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related the Company’s revenue recognition for these customer agreements included the following:

•We performed a walkthrough of the design effectiveness and implementation of internal controls with respect to the Company’s revenue and cash receipts cycle.
•We selected a sample of customer agreements and performed the following procedures:
◦Obtained and read a sample of contract source documents for each selection as well as amendments thereto.
◦We obtained an understanding of the performance obligations associated with the Company’s revenue contracts, such as number of ads displayed, consumer clicks on the ads, or consumer actions that were required by the contract.
◦We tested the transaction price within the contract, which was represented by the amount of impressions that must be delivered by the Company.
◦We determine that the allocation of the transaction price was to a single performance obligation.
◦We tested the amount of impressions delivered by the Company to the customer from the independent ad server data to test the properness of recognized revenue with the terms of the contract.
•We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Valuation of goodwill - Refer to Notes 2 and 7 to the consolidated financial statements

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements at December 31, 2022 the Company’s goodwill was approximately $19.6 million. As disclosed in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, which are determined through a qualitative assessment.

A qualitative assessment includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. If the qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, the Company performs a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires the Company to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s long-term projections. Assumptions used in the Company’s impairment testing are consistent with the Company’s internal forecasts and operating plans. The Company’s discount rate is based on the Company’s debt structure, adjusted for current market conditions. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be necessary.

How the Critical Audit Matter Was Addressed in the Audit

We read and evaluated the impairment analysis summary report, prepared by the Company's external valuation specialists that assessed the fair value of the Company's goodwill as of December 31, 2022. We performed a walk-through of the design effectiveness and implementation of internal controls related to financial reporting of the goodwill. Additional procedures included testing management's process for developing their impairment estimate, which included evaluating the appropriateness of the method used by the Company to develop cash flow projections for goodwill, as well as testing the completeness and accuracy of the underlying data used in the estimates. In addition, we evaluated the reasonableness of significant assumptions including future sales, long-term growth rates, and future economic conditions and performed sensitivity testing on some assumptions. We evaluated these assumptions for their reasonableness considering (i) historical performance; (ii) industry and economic forecast and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

Along with the procedures previously described, we performed the following procedures:

•We utilized the knowledge, experience, and expertise of our internal valuation specialists to execute the planned valuation procedures related to the valuation by assessing the reasonableness of the methodologies employed to value the goodwill.
•We reviewed the professional qualifications and objectivity/independence of the external valuation specialist.
•We independently performed a calculation of the fair value to evaluate whether the external valuation specialist’s conclusion was reasonable and consistent with our conclusion.

Accounting for debt modifications - Refer to Note 9 to the consolidated financial statements

Critical Audit Matter Description

During the year ended December 31, 2022, the Company entered into various amendments to the credit facility for additional loans used for working capital. Part of the amendments include fees that would be added and capitalized into the principal amount of the original loan. The Company is required to perform an analysis of the change in each amendment to determine whether the change is a modification or an extinguishment of debt.

Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded as fair value, which becomes the new carrying value.

How the Critical Audit Matter Was Addressed in the Audit

We read and evaluated the debt extinguishment analysis report, prepared by the Company's external valuation specialist that assessed each amendment to the credit agreement. There were a total of 15 amendments that were executed. For each amendment, the external valuation specialist calculated the present value of the cash flows under the terms of the amendment and determine if it was considered substantially different by at least a 10% difference from the present value of the remaining cash flow of the original debt instrument. We performed a walk-through of the design effectiveness and implementation of internal controls related to financial reporting of the debt cycle.

Along with the procedures previously described, we performed the following procedures:
•We agreed data from the authorized amendments to the analysis performed by the external valuation specialist.
•We tested the external valuation analysis for clerical accuracy and completeness.
•We utilized the knowledge, experience, and expertise of our internal valuation specialists to assess the reasonableness of the methodologies employed to value the calculate the present values of the debt instrument under the amended terms and original terms.
•We reviewed the professional qualifications and objectivity/independence of the external valuation specialist.
•We independently performed a calculation of the present value of the debt instrument under the new terms from the amendment and the original terms of the debt instrument to evaluate whether the external valuation specialist’s conclusion were reasonable and consistent with our conclusion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

East Brunswick, New Jersey
March 28, 2023
PCAOB ID Number 100

BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$316	$781
Accounts receivable, net	3,585	3,550
Prepaid expenses and other current assets	600	926
Total Current Assets	4,501	5,257

Property and equipment, net	40	65
Intangible assets, net	4,510	6,069
Goodwill	19,645	19,645
Operating lease right-of-use asset	367	—
Other assets	137	528
Total Assets	$29,200	$31,564
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$10,317	$10,967
Other liabilities	1,838	1,598
Interest payable – 10% Convertible Promissory Notes– related party	31	23
Interest payable – Centre Lane Senior Secured Credit Facility – related party	—	617
Deferred revenue	737	1,162
PPP Loan and other loans	—	1,387
Note payable – 10% Convertible Promissory Notes, net of discount, related party	68	—
Note payable – Centre Lane Senior Secured Credit Facility – related party (current portion)	4,860	7,316
Total Current Liabilities	17,851	23,070

Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	25,101	15,164
Note payable – 10% Convertible Promissory Notes, net of discount, related party	—	54
Operating lease liability	319	—
Total Liabilities	43,271	38,288

Stockholders’ Deficit
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized:
Series A-1, 2,000,000 shares designated, no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Series B-1, 6,000,000 shares designated, no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Series E, 2,500,000 shares designated, 0 and 125,000 shares issued and outstanding at December 31, 2022 and December 31, 2021; liquidation preference of $0.40 per share	—	1
Series F, 4,344,017 shares designated, no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.01, 324,000,000 shares authorized, 150,444,636 and 149,810,383 issued and 149,619,461 and 148,985,208 outstanding at December 31, 2022 and December 31, 2021, respectively	1,504	1,498
Treasury stock, at cost; 825,175 shares at December 31, 2022 and December 31, 2021, respectively	(220)	(220)
Additional paid-in-capital	98,797	98,129
Accumulated deficit	(114,269)	(106,144)
Accumulated other comprehensive income	117	12
Total stockholders’ deficit	(14,071)	(6,724)
Total liabilities and stockholders’ deficit	$29,200	$31,564
See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021

Revenue	$19,580	$12,925
Cost of revenue	10,493	6,350
Gross margin	9,087	6,575

General and administrative expenses	14,249	18,482
Total operating expenses	14,249	18,482

Loss from operations	(5,162)	(11,907)

Financing income (expense)
Gain on forgiveness of PPP loan	1,137	2,172
Other income	163	2
Interest expense - Centre Lane Senior Secured Credit Facility- related party	(4,227)	(2,163)
Interest expense - Convertible Promissory notes - related party	(22)	(22)
Other interest expense	(14)	(82)
Total financing income (expense)	(2,963)	(93)

Net loss before income tax	(8,125)	(12,000)
Income tax provision (benefit)	—	—
Net loss	(8,125)	(12,000)

Dividends
Common stock deemed dividend	—	(212)
Preferred stock dividends	(5)	(242)
	(5)	(454)

Net loss attributable to common stockholders	$(8,130)	$(12,454)
Foreign currency translation	105	35
Comprehensive loss	$(8,025)	$(12,419)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.10)
Weighted average shares outstanding
Basic and diluted	149,191,057	128,163,616
See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)
Years Ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (Income)	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	8,044,017	$80	118,162,150	$1,182	(825,175)	$(220)	$96,427	$(93,932)	$(23)	$3,514
Net loss	—	—	—	—	—	—	—	(12,000)	—	(12,000)
Series A-1, E and F preferred stock dividend	—	—	—	—	—	—	(242)	—	—	(242)
Common stock issued for services rendered	—	—	176,250	2	—	—	—	—	—	2
Exercise of stock options	—	—	100,000	1	—	—	13	—	—	14
Exercise of warrants	—	—	25,000	—	—	—	10	—	—	10
Centre Lane Partners debt financing	—	—	12,650,000	127	—	—	1,002	—	—	1,129
Conversion of preferred to common shares	(7,919,017)	(79)	7,919,017	79	—	—	—	—	—	—
Common stock deemed dividend	—	—	10,398,700	104	—	—	108	(212)	—	—
Common stock issued for Oceanside acquisition	—	—	379,266	4	—	—	603	—	—	607
Stock based compensation	—	—	—	—	—	—	207	—	—	207
Adjustment from foreign currency translation, net	—	—	—	—	—	—	—	—	35	35
Balance, December 31, 2021	125,000	$1	149,810,383	$1,498	(825,175)	$(220)	$98,129	$(106,144)	$12	$(6,724)
Net loss	—	—	—	—	—	—	—	(8,125)	—	(8,125)
Series E preferred stock dividend	—	—	—	—	—	—	(5)	—	—	(5)
Series E preferred stock conversion	(125,000)	(1)	125,000	1	—	—	—	—	—	—
Exercise of stock options	—	—	100,000	1	—	—	—	—	—	1
Stock based compensation	—	—	—	—	—	—	144	—	—	144
Common stock issued for Oceanside acquisition	—	—	174,253	2	—	—	277	—	—	279
Warrants issued in settlement of liability	—	—	—	—	—	—	216	—	—	216
Common stock issued for services rendered	—	—	235,000	2	—	—	36	—	—	38
Adjustment from foreign currency translation, net	—	—	—	—	—	—	—	—	105	105
Balance, December 31, 2022	—	$—	150,444,636	$1,504	(825,175)	$(220)	$98,797	$(114,269)	$117	$(14,071)
See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,125)	$(12,000)
Adjustments to reconcile net loss to net cash used in operations:
Effects of foreign currency translation	105	35
Depreciation	38	48
Interest paid-in kind on Centre Lane Credit Facility	3,104	1,660
Amortization of operating lease right-of-use asset	15	—
Amortization of debt discount	1,199	578
Amortization of intangibles	1,558	1,591
Stock based compensation	144	207
Common stock and warrants issued for services	38	12
Stock compensation for Oceanside shares	89	281
Write off doubtful accounts	—	(240)
Gain on forgiveness of PPP loan	(1,137)	(2,172)
Provision for bad debt	84	74
Changes in operating assets and liabilities:
Accounts receivable	(119)	3,050
Prepaid expenses and other current assets	695	426
Operating lease right-of-use asset	(382)	—
Operating lease liability	357	—
Accounts payable and accrued expenses	(593)	51
Other liabilities	698	—
Interest payable – Centre Lane Senior Secured Credit Facility, related party	(465)	(358)
Interest payable – 10% Convertible Promissory note, related party	8	8
Deferred revenues	(426)	816
Net cash used in operating activities	(3,115)	(5,933)

Cash flows from investing activities:
Cash paid for property and equipment	(14)	—
Net cash (used in) provided by investing activities	(14)	—

Cash flows from financing activities:
Preference dividend payments	(5)	(5)
Proceeds from Centre Lane Senior Secured Credit Facility, related party	3,050	5,125
Repayment of principal on Centre Lane Senior Secured Credit Facility, related party	—	(150)
Repayments of debt	(250)	(135)
Principal payments received (funded) for notes receivable	21	(8)
Proceeds from stock option exercises	1	14
Payment of interest on Centre Lane Senior Secured Credit Facility, related party	(153)	—
Proceeds from PPP loan	—	1,137
Net cash provided by financing activities	2,664	5,978

Net (decrease) increase in cash and cash equivalents	(465)	45
Cash and cash equivalents at beginning of year	781	736
Cash and cash equivalents at end of year	$316	$781

Supplemental disclosure of cash flow information:
Cash paid for interest	$153	$—
Interest paid-in-kind on Centre Lane Credit Facility	$3,104	$1,660

Supplemental disclosure of non-cash investing and financing activities
Recognition of right-of-use asset and operating lease liability	$382	$—
Conversion of Preferred shares to Common shares	$1	$212
Common stock issued to Oceanside to settle share liability	$279	$—
Debt issued in accordance with legal settlement	$—	$79
Common stock issued to Centre Lane for debt issuance	$—	$1,003
Warrants issued to settle liability	$216	$—
See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF BUSINESS

Organization and Nature of Operations

Bright Mountain Media, Inc. (the “Company” or “Bright Mountain” or “we”), is a holding Company which focuses on digital publishing and advertising technology. The Company is engaged in content creation and advertising technology development that helps customers connect with, and market to, targeted audiences in high quality environments using a variety of digital ad formats.

Digital Publishing

Our digital publishing division focuses on developing content that attracts an audience and monetizes that audience through advertising. The current portfolio of owned and operated websites is focused on moms, parenting, families, and more broadly, women. The portfolio consists of popular websites including Mom.com, Cafemom.com, LittleThings.com, and MamasLatinas.com. This demographic is highly sought after by brands and their advertising agencies. We use internal and external technologies to constantly improve the effectiveness and efficiency of the content we create. Our publishing division monetizes its audiences through both direct and programmatic advertising sales.

Advertising Technology

Our advertising technology division focuses on delivering targeted ads to audiences on owned and operated sites as well as third party publishers in a cost-effective manner through the deployment of proprietary technologies. By developing our own proprietary technology stack, we are able to pass along efficiencies to both the demand and supply side of the ecosystem. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both demand (buy side) and publisher supply (sell side) programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, CTV, in-app). Programmatic advertising relies on artificial intelligence powered software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with a bid price offered by advertisers.

The Company generates revenue through sales of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue. Additionally, we also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers known as DSPs and sellers known as SSPs.

Application to OTC

On July 1, 2022, the Company filed an application with the Over-The-Counter (“OTC”) Markets Group Inc. for a review of its candidature to be upgraded to the OTCQB exchange from the OTC Expert Market as the Company is now current with its SEC filing obligations. The application was approved on August 19, 2022 and as of August 19, 2022, the Company's Common Stock is quoted for trading on the OTCQB Market under the symbol "BMTM," and continues to be quoted on this exchange at December 31, 2022.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation, including revenue and cost of revenue for services performed by a subsidiary company.
Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $114.3 million as of December 31, 2022. Cash flows used in operating activities were $3.1 million and $5.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had a working capital deficit of approximately $13.3 million inclusive of $316,000 in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring all strategic alternatives, including restructuring or refinancing its debts, seeking additional debt, such as borrowings under the Centre Lane Senior Secured Credit Facility or equity capital. The ability to access the capital market is also dependent on the stock volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

In considering our forecast for the next twelve months, the current cash and working capital, as of the filing of this Annual Report on Form 10-K, the Company’s available cash will not be sufficient to fund its anticipated level of operations. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Subsequent Event

On February 28, 2023, the Company reduced its headcount from 57 employees to 52 employees. No executive officer was included in this reduction. See Note 22, "Subsequent Events", to the accompanying consolidated financial statements for further information.
Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the U.S. and other foreign countries in which the Company operates.

As of December 31, 2022, the Company's interest and noninterest bearing accounts were within the federally insured limits of $250,000. As of December 31, 2021, the Company exceeded the federally insured limit of $250,000 for interest and noninterest bearing accounts.

As of December 31, 2022, the Company exceeded the insurance limit for one of its international bank accounts by $66,000.

The Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $0 and $93,000 as of December 31, 2022 and December 31, 2021, respectively.

Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

At December 31, 2022, and 2021, the Company had $316,000 and $781,000, respectively, in cash and cash equivalents.
Subsequent Event
On March 10, 2023, the FDIC took over Silicon Valley Bank ("SVB"), which is one of the Company's banking institution. See Note 22, "Subsequent Events", to the accompanying consolidated financial statements for further information.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent receivables from customers in the ordinary course of business and are recorded in accordance with FASB Accounting Standards Codification No. 310, Receivables, (ASC 310). Receivables are recorded at the invoice amount on the date revenue is recognized and are presented net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. Receivables are subjected to adjustments from traffic settlements that are deducted from open invoices. Our receivables are not interest bearing and not collateralized.
The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and establish an allowance for potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current and forecasted economic conditions that may affect a customer’s ability to pay.
The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company is exhausted, the determination for charging off uncollectible receivables is made.
Property and Equipment, net
Property and equipment are recorded at cost, less accumulated depreciation in accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment, (ASC 360). Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements.
Goodwill

We account for Goodwill under FASB Accounting Standards Codification No. 350, Goodwill and Other, (ASC 350). Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. The Company categorizes Goodwill into two reporting units: “Owned & Operated” and “Ad Network”.
Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, which are determined through a qualitative assessment.
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
We performed our annual goodwill impairment test as of December 31, 2022, and 2021, and we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.

Intangible Assets
We account for intangibles under FASB Accounting Standards Codification No. 350, Goodwill and Other, (ASC 350). Intangible assets acquired in a business combination or an asset acquisition are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Intangible assets include trade name, customer relationships, IP/technology and non-compete agreements.
The Company’s trade name and customer relationships are amortized on a straight-line basis over a useful life of five years. IP/technology is amortized on a straight-line basis over a useful life of ten years. Non-compete agreements are amortized on a straight-line basis over the length of each agreement, typically between 3 years-five years. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Amortization and Impairment of Long-Lived Assets.”
Amortization and Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment, right-of-use assets, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no impairment losses related to long-lived assets in any of the periods presented.
Leases
The Company determines whether an arrangement contains a lease at inception in accordance with FASB Accounting Standards Codification No. 842, Leases, (ASC 842). Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liability on our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We do not include options to extend or terminate the lease term unless it is reasonably certain that we will exercise any such options. We recognize rent expense under our operating leases on a straight-line basis. Variable lease costs such as operating costs and property taxes are expensed as incurred.
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 606, Revenue from Contracts with Customers, (ASC 606). The Company recognizes revenue at a point-in-time when control of services is transferred to the customer. Cash received by the Company prior to when control of services is transferred to the customer is recorded as deferred revenue.
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
The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it provides to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the services promised within each contract and determines those that are performance obligations and assesses whether each promised service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation based on relative fair values, when (or as) the performance obligation is satisfied.
The Company recognizes revenue primarily from delivering digital advertisements on its owned and operated publishing websites, as well as advertising on partner websites, mobile apps and digital streaming services such as CTV (Connected Television) channels.
Advertising revenue is generated by audiences seeing or clicking on digital advertisements utilizing several advertiser partners. Revenue is recognized net of adjustments based on the number of advertisements delivered and are billed monthly or generated via custom content production and extensions on our social media platforms.
There is no significant initial cost incurred to obtain contracts with customers, and no contract assets or contract liability recorded in our consolidated financial statements other than those classified as deferred revenue.
Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of performance obligations. The Company expects to recognize deferred revenue in the following period when it provides its services and, therefore, satisfies its performance obligation to the customer.
Cost of Revenue
Cost of revenue includes payment to third parties for services performed to drive revenue, including revenue share paid for ad exchange on third party’s site, advertising fees, fees paid for content creation, influencers, writers and sales commissions.
Website Development Costs
The Company accounts for its website development costs in accordance with FASB Accounting Standards Codification No. 350, Website Development Costs (ASC 350). These costs, if any, are included in intangible assets in the accompanying consolidated balance sheets. Upgrades or enhancements that add functionality are capitalized while other costs during the operating stage are expensed as incurred. The Company amortizes the capitalized website development costs over an estimated life of five years.
As of December 31, 2022 and 2021, all website development costs have been expensed. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business.
Advertising and Marketing
Advertising and marketing expenses are recognized as incurred and are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2022 and 2021, advertising and marketing expense was $46,000 and $58,000, respectively.
Stock Based Compensation
We account for stock based compensation in accordance with FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation (ASC 718). ASC 718 addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrant. Stock-based compensation for stock options to employees and non-employees is based upon the fair value of the award on the date of grant. We record forfeitures as they occur. The compensation cost is recognized over the requisite service period, which is generally the vesting period, and is included in general and administrative expenses in the consolidated statements of operations.
The Company estimates the fair value of stock options using the Black-Scholes valuation model. The expected life represents the term the options granted are expected to be outstanding. The expected volatility is determined using the historical volatility of similar publicly traded companies. The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant.

Treasury Stock
The Company accounts for its treasury stock as set forth in FASB Accounting Standards Codification No. 505, Treasury Stock (ASC 505-30). Under ASC 505-30 the total amount paid to acquire the stock is recorded and no gain or loss is recognized at the time of purchase. Gains and losses are recognized at the time the treasury stock is reinstated or retired and are recorded in additional paid in capital or retained earnings. At December 31, 2022 and 2021, the Company owned 825,175 shares of treasury stock.

Loss Per Share
The Company computes net loss per share in accordance with FASB Accounting Standards Codification No. 260, Earnings Per Share (ASC 260). Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average common shares outstanding during the period. Diluted net loss per share adjusts basic net loss per share for the effect of stock options, warrants, convertible notes and restricted stock awards only in periods, or for such awards in which the effect is dilutive. ASC 260 also requires the Company to present basic and diluted loss per share information separately for each class of equity instruments that participates in any income distribution with primary equity instruments.

Deferred Debt Costs
Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are directly deducted from the carrying amount of the liability in the consolidated balance sheets, are amortized over the life of the related debt using the effective interest method and are classified as interest expense in the accompanying consolidated statements of operations. These deferred debt costs are related to the Company's Centre Lane Secured Credit Facility.
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

The Company follows the provisions of FASB Accounting Standards Codification No. 740, Income Taxes (ASC 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax expenses are recognized as tax expenses in the consolidated statement of operations and comprehensive loss.

Segment Reporting
Consistent with FASB Accounting Standards Codification No. 280, Segment Reporting (ASC "280"), our Chief Financial Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by the Chief Financial Officer, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment.
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

Significant estimates included in the accompanying consolidated financial statements include, valuation of goodwill and intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, the valuation of equity-based transactions, valuation of the Center Lane Senior Secured Facility carrying value regarding debt modification or extinguishment, and the valuation allowance on deferred tax assets.
Foreign Currency

We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, costs and expenses on the date of the transaction. Translation gains and losses as a result of consolidation are included in accumulated other comprehensive loss. Transaction gains and losses are included within “general and administrative expense” on the consolidated statements of operations and comprehensive loss.

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

The follow table provides information about customer and vendor concentration that exceeds 10% of revenue, accounts receivable and accounts payable for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Revenue Concentration
Customers exceeding 10% of revenue	1	1
% of overall revenue
Customer 1	37.7%	8.6%
Total % of revenue	37.7%	8.6%

	December 31,
	2022	2021
Accounts Receivable Concentration
Customers exceeding 10% of receivable	1	2
% of accounts receivable
Customer 1	43.5%	13.1%
Customer 2	—%	12.0%
Total % of accounts receivable	43.5%	25.1%

	December 31,
	2022	2021
Accounts Payable Concentration
Vendors exceeding 10% of payable	2	1
% of accounts payable
Customer 1	11.0%	11.2%
Customer 2	10.8%	—%
Total % of accounts payable	21.8%	11.2%

Off-balance Sheet Arrangements

There are no off-balance sheet arrangements as of December 31, 2022 and December 31, 2021.

Reclassification

During the year ended December 31, 2022, reclassification of certain accounts has been made to previously reported amounts to conform to their treatment to the current period. Specifically, the Company identified a reclassification of commissions from general and administrative expenses to cost of revenue on the consolidated statements of operations and comprehensive loss, reclassification between note receivable to prepaid expense and other current assets, website acquisition assets to intangible asset, as well as a reclassification between property and equipment and accumulated depreciation, accrued expenses to other liabilities on the consolidated balance sheets. These reclassifications had no impact on the previously reported net loss for year ended December 31, 2021.

Effective Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04 (amended by ASU 2019-10), Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The current guidance requires companies to calculate the implied fair value of goodwill in Step 2 by calculating the fair value of all assets (including any unrecognized intangible assets) and liabilities of the reporting unit and subtracting it from the fair value of the reporting unit previously calculated in Step 1. The amendments in this update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our condensed consolidated financial statements for the year ended December 31, 2022.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to the following: (1) hybrid tax regimes; (2) tax basis step-up in goodwill obtained in a transaction that is not a business combination; (3) separate financial statements of entities not subject to tax; (4) intra-period tax allocation exception to the incremental approach; (5) ownership changes in investments; (6) interim-period accounting for enacted changes in tax law; and (7) year-to-date loss limitation in interim-period tax accounting. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the year ended December 31, 2022.

In January 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities. This update is effective beginning after December 15, 2021. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements for the year ended December 31, 2022.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 (amended by ASU 2019-10), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new guidance on January 1, 2023. The Company does not anticipate adopting this guidance will have a material impact on its consolidated financial statements.

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

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company does not anticipate adopting this guidance will have a material impact on its consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	December 31,
($ in thousands)	2022	2021
Accounts receivable	$3,447	$4,048
Unbilled receivables (A)	724	—
	4,171	4,048
Less: allowance for doubtful accounts	(586)	(498)
Accounts receivable, net	$3,585	$3,550

(A) - Unbilled receivable represents amounts for services rendered at the end of the period pending generation of invoice to the customer.

Bad debt expense was $84,000, and $74,000 for the years ended December 31, 2022, and 2021, respectively.

NOTE 4 – PREPAID EXPENSE AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31,
($ in thousands)	2022	2021
Prepaid insurance	$1	$427
Prepaid consulting service agreements – Spartan(1)	285	665
Deposits	137	243
Other	314	119
Total prepaid expense and other assets	$737	$1,454
Less: Non-current other assets – Spartan (1)	(137)	(528)
Prepaid expenses and other current assets	$600	$926

(1)
Spartan Capital is a broker-dealer that has assisted the Company with a range of services including capital raising activities, M&A advisory, and consulting services. The Company has a five-year agreement with Spartan Capital commencing October 2018 for the provision of such services. During the years ended December 31, 2018 to December 31, 2020, a series of payments were made under the terms of this agreement, resulting in amounts being capitalized and amortized over the remaining life of the agreement. These amounts will be fully amortized by September 30, 2023. Approximately $285,000 included in non-current for 2021 relates to Spartan.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Useful Life (Years)	December 31,
($ in thousands)		2022	2021
Furniture and fixtures	3-5	$49	$39
Computer equipment	3	340	176
		389	215
Less: accumulated depreciation		(349)	(150)
Property and equipment, net		$40	$65
Depreciation expense was $38,000, and $48,000 for the years ending December 31, 2022, and 2021, respectively and is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
NOTE 6 – INTANGIBLE ASSETS, NET

Website acquisitions, net consisted of the following:

	December 31,
($ in thousands)	2022	2021
Website acquisition assets	$1,124	$1,124
Less: accumulated amortization	(1,122)	(920)
Less: accumulated impairment loss	—	(200)
Website acquisition assets, net	$2	$4

Other intangible assets, net consisted of the following:

		December 31, 2022			December 31, 2021
($ in thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	5	$2,759	$(1,617)	$1,142	$2,759	$(1,141)	$1,618
IP/Technology	10	1,983	(899)	1,084	1,983	(753)	1,230
Customer relationships	5	6,680	(4,419)	2,261	6,680	(3,494)	3,186
Non-compete agreements	3-5	402	(381)	21	402	(371)	31
Total		$11,824	$(7,316)	$4,508	$11,824	$(5,759)	$6,065

	December 31,
	2022	2021
Website	$2	$4
Other intangibles	4,508	6,065
Total intangible, net	$4,510	$6,069

Amortization expense for the years ended December 31, 2022, and 2021 was approximately $1.6 million, and $1.6 million, respectively, related to both the website acquisition costs and the intangible assets and is included in general and administrative expense in the statements of operations and comprehensive loss.
As of December 31, 2022, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows:

($ in thousands)	Amount
2023	$1,544
2024	1,542
2025	780
2026	147
Thereafter	497
Total	$4,510
NOTE 7 – GOODWILL

The following table represents the allocation of Goodwill as of December 31, 2022 and 2021:

($ in thousands)	Owned & Operated	Ad Network	Total
December 31, 2021	$9,725	$9,920	$19,645
Additions	–	–	–
December 31, 2022	$9,725	$9,920	$19,645

Goodwill is tested for impairment at least annually and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value of the Goodwill associated with the reporting unit exceeds the implied value of the Goodwill associated with the reporting unit.

At December 31, 2022 and 2021, an assessment was performed using a qualitative assessment which includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our qualitative assessment did not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, and we performed a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt structure, adjusted for current market conditions. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be necessary.
NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,
($ in thousands)	2022	2021
Accounts payable	$8,585	$8,460
Accrued wages, commissions and bonus	380	1,459
Publisher cost	559	—
Professional fees	677	775
Other	116	273
Total accounts payable and accrued expenses	$10,317	$10,967

NOTE 9 –CENTRE LANE SENIOR SECURED CREDIT FACILITY
Effective June 1, 2020, the Company entered into a membership interest purchase agreement to acquire 100% of Wild Sky Media, a subsidiary (the “Purchase Agreement”). To finance this acquisition, the Company obtained a first lien senior secured credit facility from Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”) in the amount of $16.5 million, comprised of $15.0 million of initial indebtedness, repayment of Wild Sky’s existing accounts receivable factoring facility of approximately $900,000 and approximately $500,000 of expenses.
Centre Lane Partners subsequently loaned the Company an additional $8.2 million to provide liquidity to fund operations beginning in April 26, 2021 (as amended, the “Centre Lane Senior Secured Credit Facility”). This Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction resulting in Centre Lane Partners owning 10% of the Company's Common Stock as of December 31, 2022. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.
The note issued under the Centre Lane Senior Secured Credit Facility initially bore interest at a rate of 6.0% per annum and is scheduled to mature on June 30, 2025, with payments of 2.5% of outstanding principal beginning on June 30, 2023. The interest rate was increased to 10.0% pursuant to the first amendment to the Centre Lane Senior Secured Credit Facility and interest payable under the note is payable-in-kind (“PIK Interest”) in lieu of cash payment.
Commencing with the ninth amendment, the interest rate was increased to 12% on all subsequent draws with 8% payable quarterly in cash and 4% payable-in-kind in lieu of cash payment. These draws are known as the "last in first out loans", totaling $2.8 million inclusive of exit fees at December 31, 2022, due and payable on June 30, 2023.
There is no prepayment penalty associated with this Centre Lane Senior Secured Credit Facility. However, partial or full prepayments of the Centre Lane Senior Secured Credit Facility would be required in the event of certain future capital raises.

Optional Prepayment
The Company may at any time, voluntarily prepay, in whole or in part, a minimum of $250,000 of the outstanding principal of the loans, plus any accrued but unpaid interest on the aggregate principal amount of the loans being prepaid.

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
During the years ended December 31, 2022, and 2021, the Company paid approximately $153,000 and $0, respectively, toward outstanding interest payable.
During the years ended December 31, 2022, and 2021, the Company paid approximately $0 and $150,000, respectively, toward outstanding principal.

Fees
Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is also required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services provided under this agreement. The Centre Lane Senior Secured Credit Facility provides that this fee shall be in all respects fully earned, due and paid-in-kind by the Company on the effective date (“Effective Date”) of the Centre Lane Senior Secured Credit Facility and on each anniversary of the Effective Date during the term of this agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. For the year ended December 31, 2022, the accumulated administrative fee was $105,000 and is included in outstanding principal.

The below table summarizes the loan balances and accrued interest for the year ended December 31, 2022 and 2021:

	December 31,
($ in thousands)	2022	2021
Note payable – Centre Lane Senior Secured Credit Facility, related party (current portion)	$4,860	$7,316
Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	25,101	15,164
Net principal at December 31, 2022 and 2021	29,961	22,480
Add: debt discount	3,148	3,854
Outstanding principal at December 31, 2022 and 2021	$33,109	$26,334

The below table summarizes the movement in the outstanding principal from inception through December 31, 2022:

	December 31,
($ in thousands)	2022	2021
Opening balance	$26,334	$16,416
Add:
Draws	3,050	5,125
Exit and other fees	621	3,283
Interest capitalized	3,104	1,660
	33,109	26,484
Less: Payment	—	(150)
Outstanding principal	$33,109	$26,334

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain of its subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners. The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent. The Credit Agreement was amended to provide for additional loans used for working capital. In addition, and as part of the transaction, there are Exit Fees (“the Exit Fees”), which will be added and capitalized to the principal amount of the original loan. As of December 31, 2022, there were fifteen amendments to the Centre Lane Senior Secured Credit Facility.

Consistent with FASB ASC Topic 470 Debt, (“ASC 470”), the Company is required to perform an analysis of the change in each amendment to determine whether the change is a modification or an extinguishment of debt. Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded as fair value, which becomes the new carrying value. A gain or loss is recorded for the difference between the net carrying value or the original debt and the fair value of the new debt. Interest expense is recorded based on the effective interest rate of the new debt. A debt is considered extinguished if the present value of the new cash flows under the term of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the old debt.

The below table summarizes the amendments that were executed by the Company since the inception of the facility to December 31, 2022, (in thousands), except for share data:

Number	Date	Draw $'000	Repayment Date	Interest Rate (PIK)	Interest Rate (Cash)	Agency Fee	Exit Fee (B)	Common Stock Issued	Accounting Impact
1	4/26/2021	$—	6/30/2025	10%	—%	$—	$—	150,000	Extinguishment	(A)
2	5/26/2021	1,500	6/30/2025	10%	—%	—	750	3,000,000	Modification
3	8/12/2021	500	6/30/2025	10%	—%	—	250	2,000,000	Modification
4	8/31/2021	1,100	6/30/2025	10%	—%	—	550	—	Modification
5	10/8/2021	725	6/30/2025	10%	—%	—	363	—	Extinguishment
6	11/5/2021	800	6/30/2025	10%	—%	—	800	7,500,000	Modification
7	12/23/2021	500	6/30/2025	10%	—%	70	500	—	Modification
		$5,125				$70	$3,213	12,650,000

8	1/26/2022	350	6/30/2025	10%	—%	—	350	—	Modification
9	2/11/2022	250	6/30/2023	4%	8%	—	13	—	Modification
10	3/11/2022	300	6/30/2023	4%	8%	—	15	—	Modification
11	3/25/2022	500	6/30/2023	4%	8%	—	25	—	Modification
12	4/15/2022	450	6/30/2023	4%	8%	—	23	—	Modification
13	5/10/2022	500	6/30/2023	4%	8%	35	25	—	Modification
14	6/10/2022	350	6/30/2023	4%	8%	—	18	—	Modification
15	7/8/2022	350	6/30/2023	4%	8%	—	18	—	Modification
		$3,050				$35	$487	—

Total		$8,175				$105	$3,700	12,650,000

A.The Centre Lane Senior Secured Credit Facility was amended to permit the Company to raise up to $6.0 million of total cash proceeds from the sale of its preferred stock prior to December 31, 2021, without having to make a mandatory prepayment of the loans. Additionally, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum.

B.Added and capitalized to the principal amount of the original loan and the original loan terms apply.

Draws advanced by amendments 2 through 8 totaling $5.5 million and exit fees totaling $3.6 million, were due for full repayment on February 28, 2022; prior to this date, the loan agreement allowed the Company to waive accrual of interest on these amounts. There was no repayment of these amounts, and as a result, on March 11, 2022, amendment 10 was executed, changing the repayment date of the outstanding principal and commencing interest accrual on the exit fees.

All amounts advanced for Amendments 9 through 15 are due on June 30, 2023 along with accrued and unpaid interest. The outstanding amount at December 31, 2022 is $2.8 million, inclusive of interest paid in kind.

Commencing June 30, 2023, the Company is required to pay 2.5% of the original principal plus draws advanced by amendments 2 through 8 along with accrued and unpaid interest. The outstanding amount at December 31, 2022 is $30.3 million, inclusive of interest paid in kind

As of December 31, 2022, and 2021, the carrying value of the Centre Lane Senior Secured Credit Facility was $30.0 million and $22.5 million, respectively, net of unamortized debt discount of $3.1 million and $3.9 million, respectively.

The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

During the years ended December 31, 2022 and 2021, the Company recorded amortization of debt discount of $1.2 million and $563,000, respectively on the Centre Lane Senior Secured Credit Facility.

Interest expense for the year ended December 31, 2022, and 2021 consisted of the following:

	December 31,
($ in thousands)	2022	2021
Interest expense	$3,042	$1,600
Amortization	1,185	563
Total interest expense	$4,227	$2,163
The minimum annual principal payments of notes payable at December 31, 2022 were:

($ in thousands)	Amount
2023	$4,860
2024	2,700
2025	25,549
Total	$33,109

NOTE 10 – OCEANSIDE SHARE EXCHANGE LOAN
On July 31, 2019, the Company executed a Share Exchange Agreement and Plan of Merger (the “Oceanside Merger Agreement”) with Slutzky & Winshman Ltd., an Israeli company (“Oceanside”) and the shareholders of Oceanside (the “Oceanside Shareholders”).

The merger closed on July 31, 2019, and the Company acquired all of the outstanding shares of Oceanside. Pursuant to the terms of the Oceanside Merger Agreement, the Company issued 12,513,227 shares valued at $20.0 million to owners and employees of Oceanside and contingent consideration of $750,000 paid through the delivery of unsecured, interest free, one and two-year promissory notes (the “Closing Note(s)”).

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

On September 6, 2022, the Company’s Board of Directors approved a settlement with the Oceanside Shareholders providing for payment of $650,000 payable over a 50-month period commencing January 2023. The Company recognized a gain of approximately $286,000 which includes $100,000 for the reduction in the settlement amount and $186,000 representing interest that was previously accrued as of December 30, 2021. The amount is included in litigation settlement in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.

NOTE 11 – 10% CONVERTIBLE PROMISSORY NOTES

During November 2018, the Company issued 10% convertible promissory notes ("Convertible Notes") in the amount of $80,000 to the Chairman of the Board, a related party. The Convertible Notes are unsecured and mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share. A beneficial conversion feature exists on the date the Convertible Notes were issued whereby the fair value of the underlying common stock to which the Convertible Notes are convertible is in excess of the face value of the Convertible Notes of $80,000.

The principal balance of these Convertible Notes payable was $80,000 at December 31, 2022 and 2021. The total Convertible Notes payable was $68,000 and $54,000, net of discount of $12,000 and $26,000, at December 31, 2022 and 2021, respectively.

Interest expense for the Convertible Notes was $22,000 inclusive of interest of $8,000 and discount amortization was $14,000 for the years ended December 31, 2022, and 2021, respectively.

The outstanding principal and interest is due and payable November 2023.

NOTE 12 – PAYCHECK PROTECTION PROGRAM

The Paycheck Protection Program (“PPP”) was established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”). During 2020 to 2021, the Company and one of its subsidiaries. Wild Sky Media, entered into agreements to borrow funds under the PPP. Under the terms of the CARES Act, PPP loan recipients could apply for and be granted forgiveness for all, or a portion of loans granted under the PPP.

Bright Mountain PPP Loan

On April 24, 2020, the Company entered into a promissory note of $465,000 with Regions Bank (the “Bright Mountain PPP Loan”) which had a two-year term and bore interest at a rate of 1.0% per annum. On January 28, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part and on July 16, 2021, the Company obtained the forgiveness of the Bright Mountain PPP Loan in whole and recorded a non-cash gain of $465,000 on the Bright Mountain PPP Loan forgiveness during the year ended December 31, 2021.

Second Bright Mountain PPP Loan

On February 17, 2021, the Company entered into a promissory note of $296,000 with Regions Bank (the “Second Bright Mountain PPP Loan”) which had a two-year term and bore interest at a rate of 1.0% per annum. This was the second tranche available under the PPP and was forgiven as of June 15, 2022, and the Company recorded a non-cash gain of $296,000 on the Second Bright Mountain PPP Loan forgiveness during the year ended December 31, 2022.

Wild Sky PPP Loan

Effective June 1, 2020, the Company acquired Wild Sky and assumed the $1.7 million promissory note (the “Wild Sky PPP Loan”) with Holcomb Bank received under the PPP. On January 22, 2021, the Company applied for the promissory note to be forgiven by the SBA in whole or in part and on March 29, 2021, the Company obtained the forgiveness of the Wild Sky PPP Loan in whole and recorded a non-cash gain of $1.7 million on the Wild Sky PPP Loan forgiveness during the year ended December 31, 2021.

Second Wild Sky PPP Loan

On March 23, 2021, Wild Sky entered into a promissory note of $842,000 with Holcomb Bank (the “Second Wild Sky PPP Loan”) which had a two-year term and bore interest at a rate of 1.0% per annum. This was the second tranche available under the PPP and was forgiven as of March 23, 2022, and the Company recorded a non-cash gain of $842,000 on the Second Wild Sky PPP Loan forgiveness during the year ended December 31, 2022.

Total non-cash gain recorded by the Company for the PPP was $1.1 million and $2.2 million for the years ended December 31, 2022, and 2021, respectively.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Level 3: Valuation is based on inputs that are both significant to the fair value measurement and unobservable. Level 3 inputs includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value generally require significant management judgment or estimation.

Fair Value Considerations

Financial instruments recognized in the consolidated balance sheets consist of cash, accounts receivable, other liabilities and accounts payable. The Company believes that the carrying value of its current financial instruments approximates their fair value due to the short-term nature of these instruments. The carrying value of the Centre Lane Senior Secured Credit Facility and the 10% Convertible Promissory Note approximates the fair value due to their nature and level of risk.

NOTE 14 – REVENUE RECOGNITION

The following table represents our revenues disaggregated by type (in thousands):

	Year Ended December 31,
	2022	2021
Revenue:
Digital publishing	$8,032	$2,887
Advertising technology	11,548	10,038
Total revenue	$19,580	$12,925

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Revenue:
United States	$18,400	$11,662
Israel	1,180	1,263
Total revenue	$19,580	$12,925

Revenue by geography is generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 94%, and 90% of total revenue for the years ended December 31, 2022, and 2021, respectively.

As of December 31, 2022, and 2021, approximately 100% of our long-lived assets were attributable to operations in the United States. Long-lived assets include websites and other intangibles assets that are utilized in overall revenue generation.

Deferred Revenue

The movement in deferred revenue during the year ended December 31, 2022 and 2021, comprised the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred revenue at start of the year	$1,162	$347
Amounts invoiced during the year	588	1,060
Less: revenue recognized during the year	(1,013)	(245)
Deferred revenue at end of the year	$737	$1,162
NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company accounts for its operating lease under FASB ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize on the balance sheet at lease commencement, the lease assets and the related lease liabilities for the rights and obligations created by operating and finance leases with lease terms of more than 12 months.

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement that expired on October 31, 2021. On June 14, 2022, the Company signed a second lease addendum (“Second Addendum”) to the lease with a lease term for five years beginning upon completion of improvements to the office space by the landlord, which was completed on September 12, 2022. The annual base rent is $100,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the lease for one additional five-year term.

At December 31, 2022, the operating lease asset was $367,000 and is included under assets on the consolidated balance sheets.

At December 31, 2022, the operating lease liability was $357,000 and is included under liabilities on the consolidated balance sheets.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $33,000 for the year ended December 31, 2022. Rent expense prior to commencement of the lease was $110,000, net of landlord incentives of $95,000 for the year ended December 31, 2022.
Rent expense for the year ended December 31, 2021 was $203,000.

The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability.

As of December 31, 2022 and 2021, the right-of-use asset and lease liability for the operating lease are summarized as follows (in thousands):

	December 31,
	2022	2021
Assets
Operating lease right-of-use asset	$367	$—

Liabilities
Operating lease liability, current	$38	$—
Operating lease liability, net of current portion	319	—
Total operating lease liabilities	$357	$—

Weighted average remaining lease terms (in years)	4.75	—
Weighted average discount rate	14.39%	—
Current portion of operating lease liability of $38,000 is included in other liabilities on the balance sheets at December 31, 2022.

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

Synacor Litigation

In 2020, Synacor, Inc. (“Synacor”) commenced an action against MediaHouse, LLC, Inform, Inc. and the Company, alleging approximately $230,000 was owed based on invoices issued in 2019 in respect to that certain Content Provider & Advertising Agreement with MediaHouse. During January 2022, the Company entered into a settlement agreement related to the legal proceedings with Synacor totaling $184,000. The agreement obligates the Company to pay $12,000 per month beginning January 24, 2022, for 12 consecutive months and then a final one-time payment in the amount of $40,000 which was paid on or before January 24, 2023. The Company previously reserved approximately $245,000 towards this litigation, and following the settlement, the Company recognized an adjustment of $61,000 included in litigation settlement on the consolidated statements of operations for the year ended December 31, 2022.

At December 31, 2022, the Company paid $144,000 in connection with the Synacor settlement agreement, leaving an outstanding balance of $40,000. This amount is included in other liabilities on the consolidated balance sheet at December 31, 2022.

MediaHouse Defamation

A former employee of the Company filed a suit against the Company, MediaHouse, LLC, and Gregory A. Peters, a former Executive, (the “Defendants”) alleging two counts of defamation.

On August 2, 2022, the parties engaged in mediation, which resulted in a settlement of the lawsuit on August 4, 2022. The Company agreed to pay $62,500 over a 12-month period, with the first payment commencing on September 8, 2022, and final payment due on August 1, 2023. Approximately $42,000 was outstanding at December 31, 2022. This amount is included in other liabilities on the consolidated balance sheet at December 31, 2022.

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

On September 6, 2022, the Company’s Board of Directors approved a settlement of $650,000 payable over a 50-month period commencing January 2023. The amount is included in other liabilities on the consolidated balances sheets. See Note 10, "Oceanside Share Exchange Loan" to the accompanying consolidated financial statements for further information.

Other Litigation

Other litigation is defined as smaller claims or litigation that are neither individually nor collectively material. It does not include lawsuits that relate to collections.

The Company is party to various other legal proceedings that arise in the ordinary course of business, separate from normal course accounts receivable collections matters. Due to the inherent difficulty of predicting the outcome of these litigations and other legal proceedings, the Company cannot predict the eventual outcome of these matters, and it is reasonably possible that some of them could be resolved unfavorably to the Company. As a result, it is possible that the Company’s results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies. The outcome is not determinable as of the issuance of these financial statements.
NOTE 16 – STOCK BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan is the successor to the Company’s prior stock option plans (2011, 2013, 2015, and 2019 Plans) and accordingly no new grants will be made under the prior plans from and after the date of adoption of the Stock Option Plan. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2022, 15,982,340 shares were remaining under the Stock Option Plan for the future issuance.

Options

As of December 31, 2022, options to purchase 6,517,660 shares of common stock were outstanding under the Stock Option Plan at a weighted average exercise price of $0.33 per share.

Compensation expense recorded in connection with the Stock Option Plan was $144,000, and $207,000 for the years ended December 31, 2022, and 2021, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying condensed consolidated financial statements.

The following table presents the activity of the Company’s outstanding stock options of common stock for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2021	1,415,227	$0.62	6.2	$—
Granted	5,612,433	0.04	9.3	—
Exercised	(100,000)	—	—	—
Forfeited	(338,000)	—	—	—
Expired	(72,000)	—	—	—
Balance Outstanding, December 31, 2022	6,517,660	$0.33	7.8	—
Exercisable at December 31, 2022	796,796	$0.67	4.5	$—
Unvested at December 31, 2022	5,720,864

100,000 common stock options were exercised during the years ended December 31, 2022 and 2021, respectively, with an intrinsic value of $44,000 and $295,000, respectively.

Summarized information with respect to options outstanding under the stock option plans at December 31, 2022, is as follows:

Options Outstanding				Options Exercisable
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
0.002 - 0.13	5,062,433	$0.01	9.4	137,500	$0.01
0.14 - 0.24	767,000	0.18	9.8	—	—
0.25 - 0.49	54,000	0.28	0.5	54,000	0.28
0.50 - 0.85	501,000	0.69	2.5	501,000	0.69
0.86 - 1.75	133,227	1.64	6.9	104,296	1.64
	6,517,660	$0.12	8.8	796,796	$0.67

As of December 31, 2022, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $154,000 to be recognized over a weighted-average period of 1.95 years.
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

The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards for the year ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Expected Term (years)	6.25	6.25
Expected volatility	96% - 104%	94% - 96%
Risk -free interest rate	2.73% - 2.93%	0.67%
Dividend yield	—	—
Expected forfeiture rate	—	—

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
Restricted Stock Awards (RSAs)
During the years ended December 31, 2022, and 2021, the Company granted 235,000 and 176,250 in RSAs to its independent directors and recognized compensation expense of approximately $2,400 and $1,800, respectively.
Shares Held in Escrow
As part of the Company’s acquisition of Oceanside, the Company assumed the existing S&W Option plan (“Israel Sub Plan”). The Israel Sub Plan was cancelled and 26 individuals who were participants in the plan had their options under the Israel Sub Plan convert into options to purchase stock of the Company, with their original vesting period. The grant date was determined to be the acquisition date and the stock price on the acquisition date of $1.60 was determined to be the grant price. As of the acquisition date, there were a total of 546,773 shares that will be issued between acquisition date and March 31, 2023.
During the year ended December 31, 2022, and 2021, shares of 174,253 and 379,266 were issued under the Israel Sub Plan.
During the year ended December 31, 2022, and 2021, the Company recognized stock based compensation expense of $89,000 and $281,000, respectively, in connection with the Oceanside employee share issuances. These are included in general and administrative expenses on the consolidated statements of operation and comprehensive loss.
NOTE 17 – STOCKHOLDER'S DEFICIT

Preferred Stock
The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the “Preferred Stock”), issuable in such series and with such designations, rights and preferences as the board of directors may determine. The Company’s board of directors has previously designated five series of preferred stock, consisting of 10% Series A Convertible Preferred Stock (“Series A Stock”), 10% Series B Convertible Preferred Stock (“Series B Stock”), 10% Series C Convertible Preferred Stock (“Series C Stock”), 10% Series D Convertible Preferred Stock (“Series D Stock”), 10% Series E Convertible Preferred Stock (“Series E Stock”) and 10% Series F Convertible Preferred Stock (“Series F Stock”) .
The designations, rights and preferences of the Series F-1, Series F-2 and Series F-3 are identical, other than the dividend rate, liquidation preference and date of automatic conversion into shares of our common stock. The Series F-1 pays dividends at the rate of 12% per annum and automatically converted into shares of our common stock on April 10, 2022. The Series F-2 pays dividends at the rate of 6% per annum and automatically converted into shares of our common on July 27, 2022. The Series F-3 pays dividends at the rate of 10% per annum and automatically converted into shares of our common stock on August 30, 2022. The Series E pays dividends at the rate of 10% per annum and automatically converted into shares of our common stock on November 21, 2022.
Additional terms of the designations, rights and preferences of the Series F-1, Series F-2 and Series F-3 include:
•the shares have no voting rights, except as may be provided under Florida law;
•the shares pay cash dividends subject to the provisions of Florida law at the dividend rates set forth above, payable monthly in arrears;
•the shares are convertible at any time at the option of the holder into shares of our common stock on a 1:1 basis. The conversion ratio is proportionally adjusted in the event of stock splits, recapitalization or similar corporate events. Any shares not previously converted will automatically convert into shares of our common stock on the dates set forth above;

•the shares rank junior to our 10% Series A Convertible Preferred Stock and our 10% Series E Convertible Preferred Stock;
•in the event of a liquidation or winding up of the Company, the shares have a liquidation preference of $0.50 per share for the Series F-1, $0.50 per share for the Series F-2 and $0.40 per share for the Series F-3; and
•the shares are not redeemable by the Company.

Other designations, rights and preferences of each of series of preferred stock are identical, including:
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

On August 31, 2021, W. Kip Speyer, the Company’s CEO, at that time, gave notice that all his held preferred stock was converted in accordance with the original terms. Accordingly, 7,919,017 shares of the Company’s common stock were issued to Mr. Speyer. The Company recognized the conversion of the preferred stock on August 31, 2021 and provided all rights as a common shareholder with regard to said shares to Mr. Speyer, including all voting rights. The Company confirms that there was no inducement to convert the shares and that the correct shares were issued in accordance with the original conversion terms. Approximately $691,000 in outstanding dividend related to this preferred stock is included in other liabilities on the consolidated balance sheet at December 31, 2022.

At December 31, 2022 and 2021, 0 and 125,000 shares of Series E Stock were issued and outstanding, respectively. There are no shares of Series A-1 Stock, Series B Stock, Series B-1 Stock, Series C Stock, Series D or Series F Stock issued and outstanding. The Series E stock automatically converted into shares of our common stock on November 21, 2022, and 1,250 shares were transferred to common stock to satisfy this transaction.

Dividends for Series A Convertible Preferred Stock were $0 and $40,000 during the years ended December 31, 2022 and 2021, respectively.

Dividends for Series E Convertible Preferred Stock were $5,000 and $68,000, for the years ended December 31, 2022 and 2021, respectively.

Dividend for Series F Convertible Preferred Stock were $0 and $134,000 during the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, accrued unpaid preference dividend was $691,000 and $692,000, respectively, amounts for 2021 included $242,000 due within that year. These amounts are payable to the Company's Chairman, Mr. Kip Speyer and is included under other liabilities in the consolidated balance sheet as at December 31, 2022.

Common Stock

Shares of Common Stock under the Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2022, 15,982,340 shares were remaining under the 2022 Plan for the future issuance.

Issue of Common Stock

During the year ended December 31, 2022, the Company issued 634,253 shares of our common stock for the following concepts (in thousands, except share data):

	Shares (#)	Value $'000
Conversion of Preferred Stocks	125,000	1
Services rendered	235,000	38
Options exercised by employees	100,000	1
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	174,253	279
Total	634,253	$319

During the year ended December 31, 2021, the Company issued 31,648,233 shares of our common stock for the following concepts (in thousands, except share data):

	Shares (#)	Value $'000
Shares issued to Centre Lane related to debt financing	12,650,000	$1,129
Services rendered	176,250	2
Options exercised by employees	100,000	14
Warrants exercised	25,000	10
Stock issued for deemed dividend	10,398,700	—
Conversion of Preferred Stocks	7,919,017	79
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	379,266	607
Total	31,648,233	$1,841

Stocks Issued for Deemed Dividend

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

Treasury Stocks

During the year ended December 2020, the Company executed a settlement agreement with three shareholders who relinquished their Bright Mountain common stock shares. A total of 825,175 shares were acquired with a value of $220,000. The shares are being held as Treasury Stock by the Company.

Warrants
At December 31, 2022 and 2021, we had 35,998,316 and 35,823,316 common stock warrants outstanding to purchase shares of our common stock, respectively, with an exercise price ranging between $0.65 and $1.00 per share.
A summary of the Company’s warrants outstanding as of December 31, 2022 is presented below:

Warrants Exercise Price	Number Outstanding	Gross cash proceeds if exercised $'000
$1.00	4,992,308	$4,992
0.65	15,550,000	10,108
$0.75	15,456,008	11,592
	35,998,316	$26,692
During the year ended December 31, 2022, a total of 175,000 warrants were issued in settlement of liability of $216,000.
A summary of the Company’s warrants outstanding as of December 31, 2021, is presented below:

Warrants Exercise Price	Number Outstanding	Gross cash proceeds if exercised $'000
$1.00	4,817,308	$4,817
0.65	15,550,000	10,108
$0.75	15,456,008	11,592
	35,823,316	$26,517

During the year ended December 31, 2021, a total of 25,000 warrants were exercised at $0.40 per share.
NOTE 18 – LOSS PER SHARE

As of December 31, 2022, and 2021, there were 150,444,636 and 149,810,383 shares of common stock issued, respectively, and 149,619,461 and 148,985,208 shares of common stock outstanding, respectively. Outstanding shares as of December 31, 2022, and 2021, have been adjusted to reflect 825,175 treasury shares.

Basic net loss per share is computed by dividing the net earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted loss per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the treasury stock method, and if-converted method as applicable.

The following tables reconcile actual basic and diluted earnings per share for the years ended December 31, 2022, and 2021 (in thousands except shares and per share data).

	December 31,
	2022	2021
Loss per share:
Numerator:
Net loss	$(8,125)	$(12,000)
Preferred stock dividends	(5)	(242)
Common stock deemed dividend	—	(212)
Net loss available to common stockholders	$(8,130)	$(12,454)
Denominator
Weighted-average common shares outstanding
Basic and diluted	149,191,057	128,163,616
Net loss per common share
Basic and diluted	$(0.05)	$(0.10)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the years ended December 31, 2022, and 2021 were as follows:

	December 31,
	2022	2021
Common stock equivalent from:
Shares unvested and subject to exercise of stock options	6,517,660	1,415,227
Shares subject to warrants stock conversion	35,998,316	35,823,316
Shares subject to convertible preferred stock conversion	—	125,000
Shares subject to convertible notes stock conversion	200,000	200,000
NOTE 19 – RELATED PARTY TRANSACTIONS
Centre Lane Partners

Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”), who sold the Wild Sky business to the Company in June 2020 has partnered and assisted the Company from a liquidity perspective during 2021 and through the year ended December 31, 2022. This relationship has been determined to qualify as a related party. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions. Through December 31, 2022, the Company has entered into 15 amendments to the Amended and Restated Senior Secured Credit agreement between itself and Centre Lane Partners. See Note 9 - Centre Lane Senior Secured Credit Facility for more information.

The total related party debt owed to Centre Lane Partners was $33.1 million and $26.3 million as of December 31, 2022 and 2021, respectively. See Note 9, Centre Lane Senior Secured Credit Facility for details on this facility.
Convertible Promissory Note

As discussed in Note 11, 10% Convertible Promissory Note, the note payable to the Chairman of the Board amounted to $80,000 as of December 31, 2022, and 2021, respectively, See Note 11, 10% Convertible Promissory Note for further discussion on these notes payable.

Preferred Stocks

During the years ended December 31, 2022 and 2021, the Company paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $5,000 and $5,000, respectively, held by affiliates of the Company.

At December 31, 2022 and 2021, accrued unpaid preference dividend was $691,000 and $692,000, respectively, amounts for 2021 included $242,000 due with that year. These amounts are payable to the Company's Chairman, Mr. kip Speyer.

Oceanside Acquisition

The unsecured and interest free Closing Notes of $750,000 related to the Oceanside acquisition were recorded ratably as compensation expense into the consolidated statement of operations and comprehensive loss over the 24-month term and an accrued payable is being recognized over the same period.

As of August 15, 2020, the Company did not make payment on the one-year closing note and thereby defaulted on its obligation and the two-year closing note accelerated to become payable as of August 15, 2020. Upon default, the closing notes accrue interest at a 1.5% per month rate, or 18% annual rate. As a result, there was a total charge of $301,000 recorded during the third quarter of 2020 which was $250,000 of compensation expense and $51,000 of interest expense. The Company established a reserve for the $750,000 which was included in litigation reserves.

On September 6, 2022, the Company’s Board of Directors approved a settlement of $650,000 payable over a 50- month period commencing January 2023. The Company recognize a gain of approximately $286,000 which includes $100,000 for the reduction in the settlement and $186,000 representing interest that was previously accrued up to December 30, 2021, the amount is included in litigation settlement in the consolidated statement of operations and comprehensive loss. For details on the Oceanside Acquisition, see Note 10, "Oceanside Shares Exchange", to the consolidated financial statements.
NOTE 20 – INCOME TAXES
The Company is subject to federal and various state income taxes in the United States as well as income taxes in various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations.
On December 27, 2020, the Consolidations Appropriations Act, 2021 (“CAA” or the “Act”) was signed into law and included government appropriations and additional economic stimulus. Notable provisions of the CAA included changes to the PPP including legislation concluding that expenses used to obtain loan forgiveness are tax deductible.

The Company evaluated the various aspects of the Act and determined that it was eligible for the PPP. During the year ended December 31, 2021, the Company obtained two PPP loans for $842,000 and $296,000. These loans were forgiven in 2022. The Cancellation of Debt Income ("CODI") from these loans were deemed excludable from taxable income and therefore deducted as a permanent book tax difference during the year ended December 31, 2022.

During the year ended December 30, 2020, the Company obtained two PPP loans of $1.7 million and $465,000. These were forgiven during the year ended December 31, 2021, the CODI from these loans were deemed excludable from taxable income and therefore deducted as a permanent book tax difference.

The Company’s loss before income taxes consists of the following:

	Year Ended December 31,
	2022	2021

United States	$(7,596)	$(11,002)
Foreign	(529)	(998)
Total loss before provision for income taxes	$(8,125)	$(12,000)

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	December 31,
	2022		2021
	Amount	Rate	Amount	Rate

Federal tax expense (benefit) at the statutory rate from operations	$(1,706)	21.00%	$(2,520)	21.00%
State tax benefit, net of federal income tax benefit	(872)	10.73%	(754)	6.29%
PPP loan forgiveness	(62)	0.76%	(456)	3.80%
Other adjustments	(73)	0.90%	(9)	0.08%
Effect of foreign taxes	43	(0.53)%	52	(0.43)%
Transaction costs	—	—%	22	(0.18)%
Stock compensation	38	(0.46)%	234	(1.95)%
Other permanent differences	—	—%	70	(0.58)%
Change in valuation allowance	2,632	(32.40)%	3,361	(28.03)%
Total tax provision (benefit)	$—	—%	$—	—%
The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2022, and 2021, are as follows:

	December 31,
	2022	2021

Deferred tax assets:
Net operating loss carryforward	$16,552	$14,269
Other	1,028	676
Total gross deferred tax assets	17,580	14,945
Less: Deferred tax asset valuation allowance	(17,570)	(14,938)
Total net deferred tax assets	$10	$7

Property and equipment	(10)	(7)
Net deferred tax liability	$—	$—
As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $57.0 million that expire at various dates from 2030 through 2038, and includes $46.7 million that have an unlimited carryforward period. As of December 31, 2022, the Company had state and local net operating loss carryforwards of $74.2 million that expire at various dates from 2030 through 2041, and includes $19.1 million that have an unlimited carryforward period. As of December 31, 2022, the Company had foreign net operating loss carryforwards of $4.8 million primarily in Israel that have an unlimited carryforward period.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the historical earnings history of the Company and its foreign subsidiaries, the net deferred tax assets less deferred tax liabilities for 2022 were fully offset by the deferred tax liability and a 100% valuation allowance on the remaining balance. Based on all available evidence, management determined that it is more likely than not that the Company's net deferred tax assets will not be realized. As a result, the Company continues to maintain a full valuation against its net deferred tax assets. For the years ended December 31, 2022, and 2021, the change in the valuation allowance was an increase of approximately $2.6 million and an increase of approximately $3.4 million, respectively.

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

The Company records tax positions as liabilities and adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022, and 2021, the Company has not recorded any liabilities for uncertain tax positions in its consolidated financial statements.

The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2022 and 2021, no accrued interest or penalties are recorded on the balance sheet, and the Company has not recorded any related expenses.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years currently open under statute from 2018 to the present in the U.S. and from 2019 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.
NOTE 21 – RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED FINANCIAL STATEMENTS

On March 6, 2023, the Board, upon the recommendation of the Audit Committee of the Company’s Board (the “Audit Committee”), determined that the Company’s previously issued unaudited consolidated financial statements as of and for each of the periods ended June 30, 2022 and September 30, 2022 (collectively, the “Prior Quarters Unaudited Financial Statements”) should no longer be relied upon due to material errors contained in those financial statements primarily relating to the understatement of interest payable and interest expense (the “Restatement Items”).

In October 2022, under the direction of the Company’s recently appointed Chief Financial Officer, a detailed analysis was performed of the Amended and Restated Senior Secured Credit Agreement, dated June 5, 2020, among the Company, the lenders party thereto and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane”), as amended. During the course of this analysis, errors were identified in connection with the accounting related to Amendments No. 8 – 15 of the Centre Lane Senior Secured Credit Facility, which resulted in the understatement of interest payable and interest expense for each of the interim quarterly periods ended June 30, 2022 and September 30, 2022 and the year-to-date 2022 period.

As a result of such errors, the management of the Company, the Audit Committee and the Board of Directors have determined that it is appropriate to restate the Prior Period Financial Statements to correct the accounting of the Restatement Items.

From December 30, 2021 to January 26, 2022, draws advanced by Amendments 2 through 8 of the Centre Lane Senior Secured Credit Facility totaling $5.5 million, and exit fees totaling $3.6 million, were due for full repayment on February 28, 2022. On March 11, 2022, there was a further amendment (Amendment 10) to the Centre Lane Senior Secured Credit Facility, which changed the repayment date of the outstanding principal and capitalized these exit fees with a new repayment date. The Company did not commence accruing interest on these amounts. Consistent with FASB ASC No. 250, Accounting Changes and Error Corrections, (ASC 250), we are restating these amounts.

The table below reflects the impact of the correction of the understatement of the interest payable on the consolidated balance sheet as at June 30, 2022, in thousands:

	June 30, 2022
	As Previously Filed	Restatement Adjustment	As Restated

Total Assets	$30,701	$—	$30,701

Liabilities
Current Liabilities
Interest payable – Centre Lane Senior Secured Credit Facility – related party	1,702	270	1,972
Other current liabilities	15,796	—	15,796
Total current Liabilities	17,498	270	17,768
Long term liabilities	22,878	—	22,878
Total Liabilities	40,376	270	40,646

Shareholders’ deficit
Accumulated deficit	(109,448)	(270)	(109,718)
Other	99,773	—	99,773
Total shareholders’ deficit	(9,675)	(270)	(9,945)

Total liabilities and shareholders’ deficit	$30,701	$—	$30,701

The table below reflects the impact of the correction of the understatement of the interest expense on the consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022, in thousands, except for shares and per share data:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Filed	Restatement Adjustment	As Restated	As Previously Filed	Restatement Adjustment	As Restated

Gross margin	$2,817	$—	$2,817	$4,586	$—	$4,586
General and administrative expenses	3,443	—	3,443	7,331	—	7,331
Loss from operations	(626)	—	(626)	(2,745)	—	(2,745)

Financing income (expense)
Interest expense - Centre Lane Senior Secured Credit Facility- related party	(885)	(270)	(1,155)	(1,724)	(270)	(1,994)
Other	323	—	323	1,164	—	1,164
Total financing income (expense)	(562)	(270)	(832)	(560)	(270)	(830)

Net loss before income tax	(1,188)	(270)	(1,458)	(3,305)	(270)	(3,575)
Income tax provision (benefit)	—	—	—	—	—	—
Net loss	$(1,188)	$(270)	$(1,458)	$(3,305)	$(270)	$(3,575)

Net loss attributable to common shareholders	$(1,189)	(270)	(1,459)	$(3,307)	$(270)	$(3,577)

Comprehensive loss	$(1,172)	$(270)	$(1,442)	$(3,290)	$(270)	$(3,560)

Basic and diluted net loss per share	$(0.01)	$—	$(0.01)	$(0.02)	$—	$(0.02)
Weighted average shares outstanding
Basic and diluted	149,159,461	—	149,159,461	149,130,579	—	149,130,579

The table below reflects the impact of the correction of the understatement of the interest payable on the consolidated balance sheet as at September 30, 2022, in thousands:

	September 30, 2022
	As Previously Filed	Restatement Adjustment	As Restated

Total Assets	$30,284	$—	$30,284

Liabilities
Current Liabilities
Interest payable – Centre Lane Senior Secured Credit Facility – related party	1,855	582	2,437
Other current liabilities	16,551	—	16,551
Total current Liabilities	18,406	582	18,988
Long term liabilities	23,979	—	23,979
Total Liabilities	42,385	582	42,967

Shareholders’ deficit
Accumulated deficit	(111,948)	(582)	(112,530)
Other	99,847	—	99,847
Total shareholders’ deficit	(12,101)	(582)	(12,683)

Total liabilities and shareholders’ deficit	$30,284	$—	$30,284

The table below reflects the impact of the correction of the understatement of the interest expense on the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022, in thousands, except for shares and per share data:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Filed	Restatement Adjustment	As Restated	As Previously Filed	Restatement Adjustment	As Restated

Gross margin	$2,146	$—	$2,146	$6,694	$—	$6,694
General and administrative expenses	3,323	—	3323	10,616	—	10,616
Loss from operations	(1,177)	—	(1,177)	(3,922)	—	(3,922)

Financing income (expense)
Interest expense - Centre Lane Senior Secured Credit Facility- related party	(744)	(312)	(1,056)	(2,468)	(582)	(3,050)
Other	3	—	3	1,168	—	1,168
Total financing income (expense)	(741)	(312)	(1,053)	(1,300)	(582)	(1,882)

Net loss before income tax	(1,918)	(312)	(2,230)	(5,222)	(582)	(5,804)
Income tax provision (benefit)	—	—	—	—	—	—
Net loss	$(1,918)	$(312)	$(2,230)	$(5,222)	$(582)	$(5,804)

Net loss attributable to common shareholders	(1,919)	(312)	(2,231)	(5,225)	$(582)	$(5,807)

Comprehensive loss	(1,882)	$(312)	$(2,194)	(5,171)	$(582)	$(5,753)

Basic and diluted net loss per share	$0.01	$—	$0.01	$0.04	$—	$0.04
Weighted average shares outstanding
Basic and diluted	149,159,461	—	149,159,461	149,140,312	—	149,140,312

NOTE 22 – SUBSEQUENT EVENTS

Centre Lane Senior Secure Credit Facility Amendment

On February 10, 2023, the Company and its subsidiaries CL Media Holdings LLC, Bright Mountain Media, Inc., Bright Mountain LLC, MediaHouse, Inc. entered into the Sixteenth Amendment to Amended and Restated Senior Secured Credit Agreement (the “Agreement”). The Company and its subsidiaries are parties to a credit agreement between itself, the lenders party thereto and Centre Lane Partners Master Credit Fund II, L.P. as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional term loan amount of $1.5 million. This term loan matures on June 30, 2023. As of February 10, 2023, the accumulated term loan principal is $32.6 million, inclusive of fees and interest paid in kind capitalized.

Reduction in Work Force

On February 28, 2023, the Company reduced its headcount from 57 employees to 52 employees. There were no executive officers included in this reduction. As a result, the Company will recognize a onetime severance cost of approximately $122,000 during the first quarter of 2023. The reduction in force will result in annual savings of approximately $343,000 or 7% of gross salary.

Non-Reliance on Previously Issued Financial Statements

On March 6, 2023, the Board of Directors, upon the recommendation of the Audit Committee, determined that the Company’s previously issued unaudited consolidated financial statements as of and for each of the interim quarterly periods ended June 30, 2022 and September 30, 2022 (collectively, the “Prior Period Financial Statements”), should no longer be relied upon due to material errors contained in those financials statements primarily relating to the understatement of interest payable and interest expense (the “Restatement Items”).

The Company is restating its financial statements as of and for each of the periods ended June 30, 2022 and September 30, 2022 in this Annual Report on Form 10-K for the year ended December 31, 2022.

See Note 21, "Restatement of Previously Issued Unaudited Financial Statements", to the consolidated financial statements for details of the restatement.

Collapse of Silicon Valley Bank

On March 10, 2023, the FDIC took over Silicon Valley Bank ("SVB"), which is one of the Company's banking institution. At December 31, 2022 approximately $152,000, including a corporate credit card deposit of $50,000, was held by the bank, this was subsequently reduced to $51,000 as of our filing date, consisting mainly of the corporate credit card deposit.