Form 10-K/A
period 2022-12-31
Bright Mountain Media, Inc.
filed 2023-05-01
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 22, 2023, we had 149,619,461 shares of our common stock outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
WithumSmith+Brown, PC	New York, New York	100

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023 (the “Form 10-K”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2023 Annual Meeting of Stockholders. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We have also updated our exhibit list.

i

Annual Report on Form 10-K/A

for the Year Ended December 31, 2022

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our Board currently consists of five members. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the board increases the number of directors, the board may fill any vacancy by a vote of a majority of the directors then in office. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor.

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position
W. Kip Speyer	74	Chairman of the Board of Directors
Matthew Drinkwater	49	Director and Chief Executive Officer
Harry D. Schulman	71	Director
Pamela Parizek	58	Director
Gretchen Tibbits	55	Director

W. Kip Speyer has been our Chairman of the Board since May 2010. Mr. Speyer also served as our Chief Executive Officer from May 2010 to December 2021. From 2005 to 2009, Mr. Speyer served as a director, the president and chief executive officer of Speyer Door and Window, LLC, which was sold to Haddon Windows, LLC (SecuraSeal, LLC, AccuWeld Corporation) in December 2009. From October 2002 to May 2005, Mr. Speyer was a private investor. Mr. Speyer was president and chief executive officer of Intelligent Systems Software, Inc. from October 2000 through June 2002, whereby Mr. Speyer became chief executive officer of ICAD, Inc. (NASDAQ: ICAD) which was a combination of ISSI and Howtek, Inc. (NASDAQ: HOWT). Mr. Speyer was the president and chief executive officer of Galileo Corporation (NASDAQ: GAEO) from 1998 to 1999. Galileo Corporation changed its name to NetOptix (NASDAQ: OPTX) and was merged with Corning Corporation (NYSE: GLW) in a stock purchase in May 2000. From 1996 to 1998 Mr. Speyer was the president of Leisegang Medical Group, three medical device companies owned by Galileo Corporation. Prior to joining Galileo Corporation, Mr. Speyer founded Leisegang Medical, Inc. and served as its president and chief executive officer from 1986 to 1996. Leisegang Medical, Inc. was a company specializing in medical devices for women’s health. Mr. Speyer is a graduate of Northeastern University, Boston, Massachusetts, where he earned a Bachelor of Science Degree in Business Administration in 1972. Mr. W. Kip Speyer is active in many local charities and is the father of Mr. Todd F. Speyer, our Senior Vice President of Revenue Operations and previously a member of our Board through March 31, 2023.

We believe that Mr. Speyer possesses attributes that qualify him to serve as a member of our Board, including his extensive experience as the chief executive officer and/or chairman of the board of directors of other public companies.

Matthew Drinkwater has been a member of our Board since January 2022 and was appointed Chief Executive Officer in December 2021. Mr. Drinkwater has an extensive track record of adding value to the companies he has worked for over his professional career in several key senior executive and sales roles at companies such as Buzzfeed Inc. (NASDAQ: BZFD), Twitter Inc., Groupon Inc. (NASDAQ: GRPN), Yahoo and America Online (AOL). Mr. Drinkwater is a digital executive with extensive, progressively advancing leadership experience at iconic high tech brands. Mr. Drinkwater was a member of Revenue Collective, a private organization for commercial growth operators, from 2020 to 2021. Mr. Drinkwater served as the Senior Vice President, International from 2017 to 2019 and General Manager, International from 2019 to 2020 for BuzzFeed Inc. He also was in Agency Development and Global Accounts at Twitter from 2015 to 2017 and head of Twitter’s Global Online Sales in San Paolo, Brazil from 2013 to 2015. Mr. Drinkwater served as Vice President of Groupon East Coast from 2011 to 2013 and Senior Director of Sales, New England and Canada at Yahoo from 2009 to 2011. Mr. Drinkwater holds a B.A. in Economics from College of the Holy Cross.

We believe that Mr. Drinkwater possesses attributes that qualify him to serve as a member of our Board, including his experience serving in key management roles at public companies and extensive knowledge of the tech industry.

Harry D. Schulman has been a member of our Board since November 2019. Mr. Schulman has been President of HDS Consulting LLC since 2008. Prior to this role, Mr. Schulman was an Operating Partner for Baird Capital Partners, a private equity firm managing over $3 billion in assets, assisting in creating sector strategy and finding executive leadership. Mr. Schulman also formerly served as President and Chief Executive Officer of Applica Incorporated, a public company and distributor of small household appliances. For more than 20 years, Mr. Schulman has served on multiple boards including Baird Capital Partners, Hancock Fabrics, Inc., O2 Media, Inc., Q.E.P Co., Inc. and HeZhong International Holdings. Mr. Schulman holds a Master’s degree in International Business from the University of Miami and a Bachelor’s degree in Business from the University of Dayton.

We believe that Mr. Schulman possesses attributes that qualify him to serve as a member of our Board, including his extensive experience serving on the boards of multiple companies.

Pamela Parizek has been a member of our Board since October 2020. Ms. Parizek has over 30 years of experience advising corporate boards, audit committees, c-suite executives and outside counsel on complex accounting, legal and regulatory matters. Ms. Parizek is a JD/CPA, certified in financial forensics, and is a Managing Director in the Forensic Investigations and Intelligence practice of Kroll Associates, Inc., based in Washington, D.C., where she leads the Financial Investigations practice for North America. Prior to this role, Ms. Parizek was a Managing Director at Treliant, LLC, a global consulting firm serving banks and other financial services providers, from 2019 to 2020, and a Managing Director and Senior Advisor at The Claro Group, LLC, a financial, economic, and management consulting firm, from 2017 to 2019. Ms. Parizek was a Partner at KPMG US LLP, a Big Four accounting firm providing audit, tax and advisory services, from 2004 to 2016 and during that period, led the Washington, D.C. forensic practice and served as forensic specialist to audit engagement teams on fraud risk, accounting irregularities and alleged illegal acts. Ms. Parizek also previously served in the enforcement division of the U.S. Securities and Exchange Commission (SEC). Ms. Parizek serves on the Board of Directors of Foundation for a Smoke-Free World since 2018 and on the Board of Trustees of the National Museum of Women in the Arts since 2017. She previously served on the boards of Global Kids, Inc. and the SEC Historical Society. Ms. Parizek holds a J.D. from Northwestern University School of Law and a B.A. from Harvard College.

We believe that Ms. Parizek possesses attributes that qualify her to serve as a member of our Board, including her career at the SEC and extensive knowledge regarding complex accounting, legal and regulatory matters.

Gretchen Tibbits has been a member of our Board since February 2021. Gretchen Tibbits is a Managing Director in the TMT practice at DC Advisory focusing on consumer facing and content driven businesses.Prior to her move into investment banking, Ms. Tibbits had a 25+ career in the media industry including as the President and COO of LittleThings. She held leadership roles at a diverse group of companies including StyleCaster, Hearst, ESPN, WorkingWomanNetwork, Inc. She has been named to the Folio 100 and is a Digital Hall of Fame honoree. Ms. Tibbits’ recent deal success includes representing Trusted Media Brands on its merger with Jukin Media; Outside (formerly Pocket Outdoor Media) on ten acquisitions, including its acquisitions of Outside Magazine & Outside TV and Pinkbike, CyclingTips, Trailforks; and Wild Sky Media on its sale to Bright Mountain Media. Ms. Tibbits earned her B.A. from the University of Virginia where she was an Echols Scholar and a Lawn Resident, and for which she serves on a number of volunteer boards most notably Chairing the Arts Endowment and the Capital Campaign for the Center for the Arts. She earned her MBA from NYU Stern School of Business where she was a Stern Scholar. She is on the board of the Tectonic Theatre Project, a proud resident of Harlem, a theater lover, a wine collector, and an avid traveler.

We believe that Ms. Tibbits possesses attributes that qualify her to serve as a member of our Board, including her extensive experience in management, strategy, and mergers and acquisitions, and her focus on media and technology.

Director Independence

Our Board has determined that Mr. Schulman and Mses. Parizek and Tibbits qualify as “independent” directors within the meaning of the NYSE listing standards. The NYSE independence definition includes a series of objective tests regarding a director’s independence and requires that the Board make an affirmative determination that a director has no relationship with us that would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director.

There are currently no family relationships among any of our directors or executive officers. Mr. W. Kip Speyer serves as Chairman of the Board and is the father of Mr. Todd F. Speyer, our Senior Vice President of Revenue Operations and previously a member of our Board through March 31, 2023.

Executive Officers

Below are the names of and certain information of our current executive officers:

Name	Age	Position
Matthew Drinkwater	49	Chief Executive Officer and Director
Miriam Martinez	66	Chief Financial Officer

The following is certain biographical information describing the business experience of Ms. Martinez who does not serve as director. The biography of Mr. Drinkwater appears earlier in this Amendment No. 1. See “Directors” above.

Miriam Martinez has served as Chief Financial Officer since August 2022, and as Secretary since November 2022. Prior to that, she was our Senior Vice President and Chief Financial Officer for Emergent Capital, Inc., a specialty finance company from September 2010 to 2020. Ms. Martinez has held several positions as Regional President and Chief Financial Officer of Qimonda N.A. and Chief Financial Officer of Infineon N.A., a U.S. subsidiary of a German-based global semiconductor company. Ms. Martinez has a Bachelor of Accounting degree from Pace University and an MBA from Nova University.

Code of Business Conduct and Ethics

In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, our Board adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), which is applicable to all directors, officers and employees. A copy of the Code of Conduct is available on our website under the Investor Relations tab at www.brightmountainmedia.com. You may also obtain a printed copy of our Code of Conduct, without charge, by sending a written request to our principal offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487. Amendments or waivers of the Code of Conduct will be provided on our website within four business days following the date of the amendment or waiver.

Audit Committee. We have a separately designated standing audit committee of the Board (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The current members of the Audit Committee are Pamela Parizek (chair) and Harry Schulman. All members of the Audit Committee have been determined by the Board to be independent within the meaning of the NYSE corporate governance standards. The Board has determined that both Mr. Schulman and Ms. Parizek qualify as “audit committee financial experts,” as defined in Item 407 of Regulation S-K.

The Audit Committee assists the Board with fulfilling its oversight responsibility relating to:

●	the integrity of the Company’s financial statements and financial reporting process; and

●	the Company’s systems of internal controls;

●	the performance of the Company’s accounting function and independent auditors; and

●	the independent auditor’s qualifications and independence.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, officers and persons who beneficially own 10% or more of the Company’s common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company’s and written representations that no other reports were required, during the year ended December 31, 2022, all such filing requirements applicable to Company’s directors, officers and greater than 10% beneficial owners were complied with except that the following persons are in the process of filing Form 4s to report (i) a grant of shares of common stock during the year ended December 31, 2022 in connection with their services to the Board of Directors by each of Mr. Schulman and Mses. Parizek and Tibbits and (ii) a grant of options to purchase shares of common stock in connection with their employment by each of Mr. W. Kip Speyer, Mr. Drinkwater and Ms. Martinez.

ITEM 11. EXECUTIVE COMPENSATION.

Our named executive officers for fiscal year 2022 (the “named executive officers”) are:

●	Matthew Drinkwater, Chief Executive Officer and Director;

●	Miriam Martinez, Chief Financial Officer; and

●	Edward Cabanas, former Chief Financial Officer.

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers for the years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Matt Drinkwater(2)	2022	250,000	—	*	250,000
Chief Executive Officer	2021	20,833	—	*	20,833
Miriam Martinez(3)	2022	85,240	—	45,000	130,240
Chief Financial Officer
Edward Cabanas(4)	2022	145,817	—	—	145,817
Former Chief Financial Officer	2021	191,250	—	—	191,250

(1)	The amounts included in the “Option Awards” column reflects the aggregate grant date fair value of the shares of our common stock, determined pursuant to FASB ASC Topic 718 awarded. * represents that the grant date fair value was less than one dollar. Please see the Outstanding Equity Awards at Fiscal Year End table for additional details.
(2)	Mr. Drinkwater was appointed as Chief Executive Officer effective December 1, 2021.
(3)	Ms. Martinez was appointed as Chief Financial Officer effective August 15, 2022.
(4)	Mr. Cabanas resigned as Chief Financial Officer effective August 15, 2022.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Matthew Drinkwater	125,000	(1)	375,000	(1)	0.01	December 1, 2031
	—		250,000	(2)	0.01	May 25, 2032
Miriam Martinez	—		225,000	(3)	0.20	August 14, 2032
Edward Cabanas	—		—		—	—

(1)	On December 1, 2021, Mr. Drinkwater was granted options to purchase 500,000 shares of common stock. These options (i) vested 25% on November 30, 2022 and (ii) will vest 25% on each of November 30, 2023, November 30, 2024 and November 30, 2025.
(2)	On May 25, 2022, Mr. Drinkwater was granted options to purchase 250,000 shares of common stock. These options will vest 25% on each of May 25, 2023, May 25, 2024, May 25, 2025 and May 25, 2026.
(3)	On August 15, 2022, Ms. Martinez was granted options to purchase 225,000 shares of common stock. These options will vest 25% on each of August 14, 2023, August 14, 2024, August 14, 2025 and August 14, 2026.

Executive Employment Agreements and Other Arrangements

Matthew Drinkwater

We have entered into an Executive Employment Agreement with Matthew Drinkwater, our Chief Executive Officer. His employment contract’s term is for three years. The annual base salary is for $250,000 and he has a discretionary bonus target equivalent to 100% of his base salary subject to achievement of performance metrics. Lastly, Mr. Drinkwater was granted 500,000 options to purchase an equal number of shares of the Company’s common stock.

Miriam Martinez

Pursuant to an Offer Letter, Ms. Martinez will receive an annual base salary of $225,000. In addition to base salary, Ms. Martinez is eligible to participate in all of the Company’s benefits plans as are set forth in the Company’s Employee Manual. In addition, Ms. Martinez was granted 225,000 options to purchase an equal number of shares of the Company’s common stock.

Edward Cabanas

We were not a party to an employment agreement with Mr. Cabanas. His compensation was determined by the Compensation Committee and the Board of Directors.

Director Compensation Table

In 2020, our Board adopted a new compensation policy for the independent directors of the Board. Under the terms of the director compensation policy, independent directors will receive 45,000 shares of common stock per year on a pro-rata basis, based on their start date. Additionally, the Company reimburses each non-employee director for fees, travel, and expenses related to their attendance of Board and committee meetings, if and when incurred.

The following table summarizes the compensation paid to our non-employee directors for their services as members of our Board for the year ended December 31, 2022. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Name	Fees Earned in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
W. Kip Speyer(3)	—	—	*	255,816	255,816
Charles Lichtman(4)	—	16,200	—	—	16,200
Pamela Parizek(5)	—	11,790	—	—	11,790
Harry D. Schulman(5)	—	11,790	—	—	11,790
Gretchen Tibbits(5)	—	11,790	—	—	11,790
Todd Speyer(6)	—	—	*	157,250	157,250

(1)	The stock awards column and the option awards column represent the aggregate grant date fair value of awards granted during the calendar year determined pursuant to FASB ASC Topic 718. For a description of the assumptions underlying the valuation of equity awards, see Note 16 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. * represents that the grant date fair value was less than one dollar.
(2)	The aggregate number of option awards for each director that were outstanding as of December 31, 2022 are as follows:

Name	Option Awards
W. Kip Speyer	250,000
Charles Lichtman	136,599
Pamela Parizek	—
Harry D. Schulman	7,500
Gretchen Tibbits	—
Todd Speyer	285,000

(3)	The option awards column represents the grant date fair value of options to purchase 250,000 shares granted to Mr. W. Kip Speyer on May 26, 2022. The amount in “All Other Compensation” above includes his compensation for employment services rendered, including an automobile allowance of approximately $4,900 and telephone allowance of approximately $1,000. Mr. W. Kip Speyer did not receive any compensation for his service as a director.

(4)	Mr. Lichtman resigned effective December 31, 2022. The stock awards column represents 100,000 shares of common stock granted to Mr. Lichtman on December 31, 2022 in connection with his resignation.
(5)	The stock awards column represents (i) 45,000 shares of common stock granted on December 31, 2022 and (ii) 30,000 shares of common stock granted on January 6, 2023 for services provided in the year ended December 31, 2022.
(6)	Mr. Todd Speyer resigned as a director effective March 31, 2023 and continues to be employed by the Company. The option awards column represents the grant date fair value of options to purchase 185,000 shares granted to Mr. Todd Speyer on May 26, 2022. The amount in “All Other Compensation” above includes his compensation for employment services rendered. Mr. Todd Speyer did not receive any compensation for his service as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022 with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	—	$—	—
Equity compensation plans not approved by shareholders(2)	6,517,660	$0.12	15,982,340
Total	6,517,660	$0.12	15,982,340

(1) This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock unit awards issued under our 2022 Stock Option Plan.

(2) Represents the 2022 Stock Option Plan, which authorized the issuance of up to 22,500,000 shares of common stock.

2022 Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “2022 Stock Option Plan”). The 2022 Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the 2022 Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The 2022 Stock Option Plan is the successor to the Company’s prior stock option plans (2011, 2013, 2015, and 2019 Plans) and accordingly no new grants will be made under the prior plans from and after the date of adoption of the 2022 Stock Option Plan. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2022, 15,982,340 shares were remaining under the 2022 Stock Option Plan for the future issuance.

Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock that may be acquired upon exercise or vesting of equity awards within 60 days of the date of the table below are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

As of April 20, 2023, 172,381,788 shares of our common stock were issued and outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of April 20, 2023, by (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each shareholder known by us to be the beneficial owner of more than 5% of our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company.

Unless otherwise noted below, the address of each person listed on the table is c/o Bright Mountain Media, Inc., 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487.

Beneficial Owner Executive Officers and Directors	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (%)(1)
Matthew Drinkwater(2)	187,500	*
Miriam Martinez	—	—
W. Kip Speyer(3)	31,393,157	18.2%
Harry Schulman(4)	172,500	*
Pamela Parizek	129,370	*
Gretchen Tibbits	116,250	*
All executive officers and directors as a group (6 persons)(5)	31,998,777	18.5%
Beneficial Ownership of 5% or more:
BV Agency, LLC (6)	21,401,993	12.4%
Centre Lane Partners Master Credit Fund II, L.P. (7)	15,150,000	8.8%
Andrew Handwerker(8)	12,699,458	7.3%

* Represents beneficial ownership of less than 1%.

(1)	Based on 172,381,788 shares of common stock issued and outstanding as of April 20, 2023. The common stock has one vote for each share.
(2)	Represents shares underlying exercisable options to purchase shares of common stock.
(3)	Includes 62,500 shares underlying exercisable options to purchase shares of common stock. The amount for Mr. W. Kip Speyer does not include 200,000 shares that may be issued in connection with the conversion of $80,000 of convertible notes.
(4)	Includes 7,500 shares underlying exercisable options to purchases shares of common stock.
(5)	Includes 257,500 shares underlying exercisable options to purchase shares of common stock.
(6)	Shares are beneficially held by Centre Lane Solutions Partners, LP. The address for Centre Lane Solutions Partners, LP is 60 East 42nd Street, Suite 2220, New York, New York 10165.
(7)	Based on a Schedule 13G filed on January 31, 2023. As set forth on the Schedule 13G, the address for Centre Lane Partners Master Credit Fund II, L.P. is 60 East 42nd Street, Suite 2220, New York, New York 10165.
(8)

Includes 750,000 shares underlying exercisable warrants to purchase shares of common stock. As set forth in a SC 13G filed on April 9, 2018, the address for Andrew Handwerker is 4399 Pine Tree Drive, Boynton Beach, FL 33436.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transaction Policy

Under its written charter, the Audit Committee of our Board of Directors is responsible for reviewing and approving related party transactions (as defined in Item 404 of Regulation S-K). Our management is responsible for bringing any such transaction to the attention of the Audit Committee. In approving or rejecting any such transaction, the Audit Committee considers the relevant facts and circumstances, including the material terms of the transaction, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence.

Preferred Stock Purchases

During the years ended December 31, 2022 and 2021, the Company paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $5,000 and $5,000, respectively, held by affiliates of the Company.

At December 31, 2022 and 2021, accrued unpaid preference dividends were $691,000 and $692,000, respectively, amounts for 2021 included $242,000 due with that year. These amounts are payable to the Company’s Chairman, Mr. W. Kip Speyer.

Convertible Notes

During November 2019, we issued and sold Mr. W. Kip Speyer two five-year unsecured convertible notes in the aggregate principal amount of $80,000. These notes, which are convertible at the option of the holder at any time at a conversion price of $0.40 per share, will automatically convert into shares of our common stock on the fifth anniversary of the date of issuance. We used the proceeds from these notes for working capital.

The outstanding principal amount of the convertible notes held by Mr. W. Kip Speyer was $80,000 as of December 31, 2022 and 2021. Accrued interest owed to Mr. W. Kip Speyer was $30,991 and $22,878 as of December 31, 2022 and 2021, respectively, and $33,658 as of April 30, 2023.

Centre Lane Partners

Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”), who sold the Wild Sky business to the Company in June 2020 and beneficially owns more than 5% of the common stock of the Company, has partnered and assisted the Company from a liquidity perspective during the years ended December 31, 2022 and 2021. This relationship has been determined to qualify as a related party. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions. Through December 31, 2022, the Company has entered into 15 amendments to the Amended and Restated Senior Secured Credit Agreement between it and Centre Lane Partners (the “Credit Agreement”).

The total related party debt including accrued interest owed to Centre Lane Partners was $33.1 million and $26.3 million as of December 31, 2022 and 2021, respectively.

Through April 30, 2023, the Company has entered into 17 amendments to the Credit Agreement. The related party debt owed to Centre Lane Partners was $35.5 million which includes fees and interest paid in kind capitalized and $300,000 of accrued interest as of April 30, 2023. In conjunction with an asset purchase agreement, the Company was extended an additional $26.3 million inclusive of fees on April 20, 2023. The aggregate total indebtedness to Centre Lane Partners and affiliates at April 30, 2023 was approximately $62.1 million. Also, on April 20, 2023, in connection with the 17th amendment to the Credit Agreement, the Company issued 21,401,993 shares of common stock to BV Agency, LLC, an entity beneficially held by Centre Lane Solutions Partners.

Employment Matters

On February 8, 2023, the Company and Mr. W. Kip Speyer memorialized Mr. W. Kip Speyer’s continued service as Chairman of the Board of Directors. Also, the Company and Mr. W. Kip Speyer memorialized the expiration date for Mr. W. Kip Speyer’s employment agreement with the Company as April 1, 2023. See the Director Compensation table above for Mr. W. Kip Speyer’s total compensation for the year ended December 31, 2022. Mr. W. Kip Speyer’s total compensation for the year ended December 31, 2021 was $284,250, as disclosed in the Company’s Form 10-K for the year ended December 31, 2021.

Mr. Todd F. Speyer, who is the son of Mr. W. Kip Speyer, our Chairman of the Board, is employed by the Company as Senior Vice President of Revenue Operations. Mr. Todd F. Speyer was previously a member of our Board through March 31, 2023. We are not a party to an employment agreement with Mr. Todd Speyer. His compensation was determined by the compensation committee, based upon industry norms. See the Director Compensation Table above for Mr. Todd F. Speyer’s total compensation for the year ended December 31, 2022. For the year ended December 31, 2021, Mr. Todd F. Speyer’s total compensation was $157,250, as disclosed in the Company’s Form 10-K for the year ended December 31, 2021.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees and Services

On August 25, 2021, the Audit Committee of the Board of Directors of the Company dismissed EisnerAmper LLP (“Eisner”), as the Company’s independent registered public accounting firm, effective August 24, 2021, and engaged WithumSmith+Brown, PC (“Withum”) as its new independent registered public accounting firm. The change in independent registered public accounting firm was not the result of any disagreement with Eisner on any matters of accounting principles, financial statement disclosure or auditing scope. Withum served as the Company’s independent registered public accounting firm for the year ended December 31, 2022 and December 31, 2021.

The following table sets forth the fees for professional audit services and other services rendered by Withum for the years ended December 31, 2022 and December 31, 2021, respectively.

	2022	2021
Audit Fees(1)	$450,137	$1,147,328
Audit-Related Fees(2)	48,854	58,616
Tax Fees(3)	895	56,439
All Other Fees(4)	—	—
Total	$499,886	$1,262,383

(1)	Audit Fees. Audit Fees include fees of audits for our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees. Audit Related Fees include assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements or acquisition audits and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.
(3)	Tax Fees. Tax Fees consist of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. The Company’s tax return for the year ended December 31, 2022 has not been completed as of the date of this filing.
(4)	All Other Fees. All Other Fees consist of fees for professional services or costs not otherwise reported in Audit Fees, Audit-Related Fees or Tax Fees.

Policy for Approval of Audit and Permitted Non-Audit Services

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The fees paid to the auditors with respect to 2022 and 2021 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

Our Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the SEC on March 29, 2023 immediately following the signature pages of the report. See Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the SEC on March 29, 2023.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto listed in the Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the SEC on March 29, 2023.

(a)(3) Exhibits

The following exhibits listed in the Exhibit Index below are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Merger dated July 31, 2019 by and among Bright Mountain Media, Inc., Bright Mountain Israel Acquisition Ltd. (a to be formed entity), Slutzky & Winshman Ltd. and the shareholders of Slutzky & Winshman, Ltd.	8-K	8/1/19	2.1
2.2	Merger Agreement and Plan of Merger dated November 8, 2019 by and among Bright Mountain Media, Inc. BMTMZ, and News Distribution Network, Inc.	8-K	11/21/19	2.1
3.1	Amended and Restated Articles of Incorporation	10	1/31/13	3.3
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation	8-K	12/4/15	3.7
3.9	Articles Amendment to the Amended and Restated Articles of Incorporation	8-K	11/13/18	3.10
3.10	Amended and Restated Bylaws	10	1/31/13	3.2

4.1	Form of unit warrant 2018 private placement	10-K	4/2/18	4.1
4.2	Form of placement agent warrant 2018 private placement	10-K	4/2/18	4.2
4.3	Specimen common stock certificate	10-K	5/14/20	4.3
4.4	Form of unit warrant 2019 private placement	8-K	1/14/19	4.1
4.5	Form of placement agent warrant 2019 private placement	8-K	1/14/19	4.2
4.6	Description of Securities	10-K	3/29/23	4.6
10.1	2011 Stock Option Plan	10	1/31/13	10.1
10.2	2013 Stock Option Plan	10-Q	11/13/13	10.18
10.3	2015 Stock Option Plan	8-K	5/27/15	10.36
10.4	2019 Stock Option Plan	10-K	12/23/21	10.4
10.5	2022 Stock Option Plan	8-K	4/20/22	10.3
10.6	Letter Agreement dated September 19, 2017 with Vinay Belani	8-K	9/25/17	10.2
10.7	Consulting Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.45
10.8	M&A Advisory Agreement dated September 6, 2017 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	10/4/18	10.46
10.9	Finder’s Agreement dated October 31, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	10-Q	11/20/18	10.2
10.10	Uplisting Advisory and Consulting Agreement dated December 11, 2018 by and between Spartan Capital Securities, LLC and Bright Mountain Media, Inc.	8-K	1/14/19	10.1
10.11	Lease Agreement dated August 24, 2014 for registrant’s principal executive offices	10-Q	11/12/14	10.26
10.12	Addendum to Lease dated August 5, 2015 for registrant’s principal executive offices	10-Q	8/11/15	10.37
10.13	Amendment to Lease Agreement dated August 8, 2018 for registrant’s principal executive offices	10-Q	11/20/18	10.1
10.14	Executive Employment Agreement effective April 1, 2020 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	3/31/20	10.1
10.15	Letter Agreement dated February 8, 2023 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	2/10/23	10.1
10.16	Executive Employment Agreement effective December 1, 2021 between Bright Mountain Media, Inc. and Matthew Drinkwater	8-K	12/17/21	10.1
10.17	Consulting Agreement effective January 1, 2021 between Greg Peters and Bright Mountain Media, Inc.	8-K	1/6/21	10.1
10.18	Amendment dated July 31, 2019 to Finder’s Fee Agreement by and between Bright Mountain Media, Inc. and Spartan Capital Securities, LLC	8-K	8/7/19	10.2
10.19	Promissory Note dated August 15, 2019 due to Joey Winshman	8-K	8/16/19	10.1

10.20	Promissory Note dated August 15, 2019 to Nadav Slutzky	8-K	8/16/19	10.2
10.21	Promissory Note dated August 15, 2019 to Eli Desatnik	8-K	8/16/19	10.3
10.22	Employment Agreement dated August 15, 2019 by and between Slutzky & Winshman Ltd. and Joey Winshman	8-K	8/16/19	10.8
10.23	Consulting Agreement dated August 15, 2019 by and between Bright Mountain Media, Inc., Slutzky & Winshman Ltd. and Nadav Slutzky	8-K	8/16/19	10.9
10.24	Membership Interest Purchase Agreement dated June 5, 2020 between Centre Lane Partners Master Credit Fund II and Bright Mountain Media, Inc.	8-K	6/8/20	10.1
10.25	Credit Agreement dated as of June 5, 2020 by and among CL Media Holdings, LLC, as the Borrower, the Financial Institutions thereto and Centre Lane Partners Master Fund II, L.P. as Agent	8-K	6/8/20	10
10.26	Form of Warrant for November 2019 Private Placement	8-K	2/4/20	10.2
10.27	First Amendment to an Amended and Restated Senior Credit Agreement dated April 26, 2021	8-K	4/30/21	10.1
10.28	Second Amendment to an Amended and Restated Senior Credit Facility Agreement dated May 26, 2021	8-K	6/2/21	10.1
10.29	Third Amendment to Amended and Restated Senior Credit Facility Agreement dated December 20, 2021	8-K	8/18/21	10.1
10.30	Fourth Amendment to Amended and Restated Senior Secured Credit Agreement dated August 31, 2021	8-K	9/7/21	10.1
10.31	Fifth Amendment to Amended and Restated Senior Secured Credit Agreement dated October 8, 2021	8-K	10/8/21	10.1
10.32	Sixth Amendment to Amended and Restated Senior Secured Credit Agreement dated November 5, 2021	8-K	11/5/21	10.1
10.33	Seventh Amendment to an Amended and Restated Senior Secured Credit Agreement dated December 23, 2021	8-K	12/29/21	10.1
10.34	Eighth Amendment to an Amended and Restated Senior Secured Credit Agreement dated January 26, 2022	8-K	1/20/22	10.1
10.35	Ninth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 11, 2022	8-K	2/17/22	10.1
10.36	Annex A to the Credit Agreement dated February 11, 2022	8-K	2/17/22	10.2
10.37	Tenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated March 11, 2022	8-K	3/16/22	10.1
10.38	Annex A to the Credit Agreement dated March 11, 2022	8-K	3/16/22	10.2

10.39	Eleventh Amendment to an Amended and Restated Senior Secured Credit Agreement dated March 25, 2022	8-K	3/31/22	10.1
10.40	Annex A to the Credit Agreement dated March 25, 2022	8-K	3/31/22	10.2
10.41	Twelfth Amendment to an Amended and Restated Senior Secured Credit Agreement dated April 15, 2022	8-K	4/20/22	10.1
10.42	Annex A to the Credit Agreement dated April 15, 2022	8-K	4/20/22	10.2
10.43	Thirteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated May 10, 2022	8-K	5/16/22	10.1
10.44	Annex A to the Credit Agreement dated May 10, 2022	8-K	5/16/22	10.2
10.45	Fourteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated June 10, 2022	8-K	6/16/22	10.1
10.46	Annex A to the Credit Agreement dated June 10, 2022	8-K	6/16/22	10.2
10.47	Fifteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated July 8, 2022	8-K	7/13/22	10.1
10.48	Annex A to the Credit Agreement dated July 8, 2022	8-K	7/13/22	10.2
10.49	Sixteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 10, 2023	8-K	2/16/23	10.1
10.50	Annex A to the Credit Agreement dated February 10, 2023	8-K	2/16/23	10.2
10.51	Share Issuance Agreement between Spartan Capital Securities, LLC and Bright Mountain Media, Inc. dated September 22, 2021	8-K	9/28/21	10.1
21.1	List of Subsidiaries				X
23.1	Consent of WithumSmith+Brown, PC	10-K	3/29/23	23.1
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1*	Certification of the Principal Executive Officer pursuant to Section 1350				X
32.2*	Certification of the Principal Financial Officer pursuant to Section 1350				X

101.INS	INLINE XBRL INSTANCE DOCUMENT				X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

BRIGHT MOUNTAIN MEDIA, INC.

Date: May 1, 2023	By:	/s/ Miriam Martinez
Miriam Martinez
Chief Financial Officer
(Principal Financial and Accounting Officer)