Form 10-Q
period 2023-03-31
Bright Mountain Media, Inc.
filed 2023-05-12
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 10, 2023, there were 171,211,454 shares of the issuer’s shares outstanding.

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
•completed and proposed acquisitions;
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
•dilution to existing shareholders upon the conversion of outstanding convertible notes and/or the exercise outstanding options and warrants;
•provisions of our charter and Florida law which may have anti-takeover effects;
•concentration of our stock ownership and control; and
•our ability to issue additional shares of preferred stock in the future.
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, including the Part II, Item 2, our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.
OTHER PERTINENT INFORMATION
Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company”, “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “first quarter of 2023” refers to the three months ended March 31, 2023, “first quarter of 2022” refers to the three months ended March 31, 2022, and “2022” refers to the year ended December 31, 2022. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share figures)

	March 31, 2023	December 31, 2022*
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$784	$316
Accounts receivable, net	1,264	3,585
Prepaid expenses and other current assets	408	600
Total Current Assets	2,456	4,501
Property and equipment, net	38	40
Intangible assets, net	4,124	4,510
Goodwill	19,645	19,645
Operating lease right-of-use asset	352	367
Other assets	187	137
Total Assets	$26,802	$29,200
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$8,835	$10,317
Other liabilities	1,758	1,838
Interest payable – 10% Convertible Promissory Notes– related party	33	31
Interest payable – Centre Lane Senior Secured Credit Facility – related party	72	—
Deferred revenues	974	737
Note payable – 10.00% Convertible Promissory Notes, net of discount, related party	71	68
Note payable – Centre Lane Senior Secured Credit Facility – related party (current portion)	7,696	4,860
Total Current Liabilities	19,439	17,851
Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	24,856	25,101
Operating lease liability	304	319
Total liabilities	44,599	43,271
Commitments and Contingencies
Shareholders’ deficit
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized:
Series A-1, 2,000,000 shares designated, no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Series B-1, 6,000,000 shares designated, no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Series E, 2,500,000 shares designated, no shares issued and outstanding at March 31, 2023 and December 31, 2022; liquidation preference of $0.40 per share	—	—
Series F, 4,344,017 shares designated, no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.01, 324,000,000 shares authorized, 150,634,636 and 150,444,636 issued and 149,809,461 and 149,619,461 outstanding at March 31, 2023 and December 31, 2022, respectively	1,506	1,504
Treasury stock, at cost; 825,175 shares at March 31, 2023 and December 31, 2022	(220)	(220)
Additional paid-in capital	98,851	98,797
Accumulated deficit	(118,065)	(114,269)
Accumulated other comprehensive income	131	117
Total shareholders’ deficit	(17,797)	(14,071)
Total liabilities and shareholders’ deficit	$26,802	$29,200

*	Derived from audited consolidated financial statements.
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share figures)

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	$1,498	$3,460
Cost of revenue	970	1,728
Gross margin	528	1,732
General and administrative expenses	3,428	3,851
Loss from operations	(2,900)	(2,119)
Financing income (expense)
Gain on forgiveness of PPP loan	—	842
Other income (expense)	278	—
Interest expense - Centre Lane Senior Secured Credit Facility- related party	(1,163)	(835)
Interest expense - Convertible Promissory notes - related party	(5)	(5)
Other interest expense	(6)	—
Total financing income (expense)	(896)	2
Net loss before income taxes	(3,796)	(2,117)
Income tax provision (benefit)	—	—
Net loss	(3,796)	(2,117)

Dividends
Preferred stock dividends	—	(1)

Net loss attributable to common shareholders	$(3,796)	$(2,118)
Foreign currency translation	14	—
Comprehensive loss	$(3,782)	$(2,118)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.01)
Weighted average shares outstanding
Basic and diluted	149,708,905	149,101,377
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC
CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2023 and 2022
(unaudited)
(in thousands, except share figures)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	150,444,636	$1,504	(825,175)	$(220)	$98,797	$(114,269)	$117	$(14,071)
Net loss	—	—	—	—	—	(3,796)	—	(3,796)
Common stock issued for services rendered	190,000	2	—	—	29	—	—	31
Stock based compensation	—	—	—	—	25	—	—	25
Foreign currency translation, net	—	—	—	—	—	—	14	14
Balance, March 31, 2023	150,634,636	$1,506	(825,175)	$(220)	$98,851	$(118,065)	$131	$(17,797)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	125,000	$1	149,810,383	$1,498	(825,175)	$(220)	$98,129	$(106,144)	$12	$(6,724)
Net loss	—	—	—	—	—	—	—	(2,117)		(2,117)
Series E preferred stock dividend	—	—	—	—	—	—	(1)	—	—	(1)
Stock based compensation	—	—	—	—	—	—	29	—	—	29
Oceanside acquisition	—	—	174,253	2	—	—	277	—	—	279
Balance, March 31, 2022	125,000	$1	149,984,636	$1,500	(825,175)	$(220)	$98,434	$(108,261)	$12	$(8,534)

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,796)	$(2,117)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	7	3
Interest paid-in kind on Centre Lane Credit Facility	789	—
Amortization of operating lease right-of-use asset	14	—
Amortization of debt discount	305	280
Amortization of intangibles	386	396
Stock based compensation	25	29
Stock compensation for Oceanside shares	—	117
Gain on forgiveness of PPP loan	—	(842)
Common stock issued for services rendered	31	—
(Recovery of) provision for bad debt	(188)	271
Changes in operating assets and liabilities:
Accounts receivable	2,509	592
Prepaid expenses and other current assets	142	114
Operating lease liability	1	—
Accounts payable and accrued expenses	(1,471)	(463)
Other liabilities	(96)	—
Interest payable – Centre Lane Senior Secured Credit Facility, related party	72	557
Interest payable – 10% Convertible Promissory note, related party	2	2
Deferred revenue	237	(302)
Net cash used in operating activities	(1,031)	(1,363)
Cash flows from investing activities:
Purchase of property and equipment	(5)	—
Net cash used in investing activities	(5)	—
Cash flows from financing activities:
Preference dividend payments	—	1
Principal payments received (funded) for notes receivable	—	6
Proceeds from Centre Lane Senior Secured Credit Facility, related party	1,500	1,400
Repayments of BMLLC acquisition debt	—	(250)
Net cash provided by financing activities	1,500	1,157
Effect of foreign exchange rates on cash	4	—
Net increase (decrease) in cash and cash equivalents	468	(206)
Cash and cash equivalents at the beginning of period	316	781
Cash and cash equivalents at end of period	$784	$575
Supplemental disclosure of cash flow information
Interest paid-in-kind on Centre Lane Credit Facility	$789	$—
Non-cash investing and financing activities
Issuance of common shares to Oceanside to settle share liability	$—	$162
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND DEVELOPMENTS.

Organization and Nature of Operations

Bright Mountain Media, Inc. (the “Company,” “Bright Mountain” or “we”), is a holding company which focuses on digital publishing and advertising technology. The Company is engaged in content creation and advertising technology development that helps customers connect with, and market to, targeted audiences in high quality environments using a variety of digital ad formats.

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

The Company generates revenue through sales of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue. Additionally, we also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers known as demand side platforms ("DSPs") and sellers known as supply side platforms ("SSPs").
Amendment to Centre Lane Senior Secured Credit Agreement

On February 10, 2023, the Company and its subsidiaries CL Media Holdings LLC, Bright Mountain Media, Inc., Bright Mountain LLC, MediaHouse, Inc. entered into the Sixteenth Amendment to Amended and Restated Senior Secured Credit Agreement (the “Sixteenth Amendment”). The Company and its subsidiaries are parties to a credit agreement between itself, the lenders party thereto and Centre Lane Partners Master Credit Fund II, L.P. as Administrative Agent and Collateral Agent dated June 5, 2020, as amended (the “Credit Agreement”). The Credit Agreement was amended to provide for an additional term loan amount of $1.5 million. This term loan matures on June 30, 2023.

Reduction in Work Force

On February 28, 2023, the Company reduced its headcount from 57 employees to 52 employees. There were no executive officers included in this reduction. As a result, the Company recognized a onetime severance cost of approximately $122,000 during the three months ended March 31, 2023.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Subsequent Event

Asset Purchase Agreement

On April 3, 2023, in accordance with certain procedures (the “Bidding Procedures”) adopted by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in In re Big Village Holding LLC, et al., jointly-administered under case No. 23-10174 (the “Bankruptcy Case”), the “Company” submitted a bid (the “Bid”) for the acquisition of certain assets of Big Village Insights, Inc., a Delaware corporation f/k/a Engine International, Inc., for which the Company was successful.

On April 10, 2023, the Company entered into a definitive asset purchase agreement with Big Village Insights, Inc. f/k/a Engine International, Inc., Big Village Agency LLC f/k/a Engine USA LLC, Big Village Group Inc. f/k/a Engine Group Inc., Deep Focus, Inc., EMX Digital Inc., Balihoo, Inc., and Big Village Media LLC f/k/a Engine Media LLC in the Bankruptcy Case (collectively, the “Sellers”) to acquire the assets of the Seller’s Agency Business and Insights Business (the “Acquisition”).

On April 20, 2023, the Company completed the Acquisition for approximately $20.0 million, plus assumed liabilities, in an all-cash transaction funded by a senior secured credit facility.

Centre Lane Senior Secure Credit Facility

On April 4, 2023, the Company entered into a commitment letter (the “Commitment Letter”) with Centre Lane Solutions Partners, LP (together with any designated affiliates thereof, the “CLP Lenders”), pursuant to which CLP Lenders would provide financing in the form of a senior secured credit facility for the Acquisition. On April 20, 2023, the Company and its subsidiaries CL Media Holdings LLC, Bright Mountain LLC, MediaHouse, Inc., Big-Village Agency LLC, and BV Insights LLC, entered into the Seventeenth Amendment to the Credit Agreement (the “Seventeenth Amendment”). The Credit Agreement was amended, as provided in the Seventeenth Amendment, to provide for an additional term loan amount of $26.3 million to, among other things, finance the Acquisition. This term loan matures on April 20, 2026.

Also, in connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by CLP Lenders. The issuance of the shares of common stock were not registered under the Securities Act of 1933, as amended (“Securities Act”), in accordance with Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. As of April 20, 2023, BV Agency, LLC and Centre Lane Partners Master Credit Fund II, L.P. own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

See Note 21, Subsequent Events to the consolidated financial statements.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The unaudited consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited financial statements for the three months ended March 31, 2023, and 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2022, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim consolidated financial statements should be read in conjunction with that report.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Going Concern and Liquidity
Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $118.1 million as of March 31, 2023. Cash flows used in operating activities were $1.0 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had approximately a $17.0 million working capital deficit, inclusive of $784,000 in cash and cash equivalents.

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

In considering our forecast for the next twelve months, the current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, the Company’s available cash will not be sufficient to fund its anticipated level of operations. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.
Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the U.S. and other foreign countries in which the Company operates.

As of March 31, 2023, the Company exceeded the federally insured limit of $250,000 for interest and noninterest bearing accounts. As of December 31, 2022, the Company's interest and noninterest bearing accounts were within the federally insured.

As of March 31, 2023, the Company had cash balances with a single financial institution in excess of the FDIC insured limits by amounts of $338,000.

As of December 31, 2022, the Company exceeded the insurance limit for one of its international bank accounts by $66,000.

Collapse of Silicon Valley Bank

On March 10, 2023, Silicon Valley Bank ("SVB"), which is one of the Company's banking institutions, was shut down by its state regulator and is in receivership with the FDIC. At March 31, 2023 and December 31, 2022, approximately $50,000 and $152,000, including a corporate credit card deposit of $50,000, was held by the bank.

Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

At March 31, 2023, and December 31, 2022, the Company had $784,000 and $316,000, respectively, in cash and cash equivalents.
Off-balance Sheet Arrangements
There are no off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.
Use of Estimates

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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
Concentrations of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit-quality financial institutions. Such deposits may be in excess of federally insured limits. In addition, the Company maintains various bank accounts in Thailand and Israel, with some level of insurance. We perform periodic evaluations of the relative credit standing of the financial institutions. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

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

The following table provides information about concentration that exceed 10% of revenue, accounts receivable and accounts payable for the period.

	Three Months Ended March 31,
	2023	2022

Revenue Concentration
Customers exceeding 10% of revenue	—	1
% of overall revenue
Customer 1	—%	24.3%
Total % of revenue	—%	24.3%

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

	March 31, 2023	December 31, 2022
Accounts Receivable Concentration
Customers exceeding 10% of receivable	1	1
% of accounts receivable	11.8%	43.5%

	March 31, 2023	December 31, 2022
Accounts Payable Concentration
Vendors exceeding 10% of payable	1	2
% of accounts payable	12.3%	21.8%
Reclassification
During the year ended December 31, 2022, reclassification of certain accounts has been made to previously reported amounts to conform to their treatment to the current period. Specifically, the Company identified a reclassification of commissions from general and administrative expenses to cost of revenue on the consolidated statements of operations, reclassification between note receivable to prepaid expense and other current assets, website acquisition assets to intangible asset, as well as a reclassification between accrued expenses to other liabilities on the consolidated balance sheets. These reclassifications had no impact on the previously reported net loss for the three months ended March 31, 2022.
Effective Accounting Pronouncements Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 (amended by ASU 2019-10), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments, which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new guidance on January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements for the three months ended March 31, 2023.

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The adoption of this standard did not have a material impact on our consolidated financial statements for the three months ended March 31, 2023.

Recent Accounting Pronouncements Not Yet Adopted
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE
Accounts receivable, net consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accounts receivable	$1,251	$3,447
Unbilled receivables (A)	388	724
	1,639	4,171
Less allowance for doubtful accounts	(375)	(586)
Accounts receivable, net	$1,264	$3,585

(A) - Unbilled receivable represents amounts for services rendered at the end of the period pending generation of invoice to the customer.
Bad debt (recoveries) expense was $(188,000) and $271,000 for the three months ended March 31, 2023, and 2022, respectively.
NOTE 4 – PREPAID COSTS AND OTHER ASSETS
Prepaid expenses and other assets consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Prepaid consulting service agreements – Spartan (1)	190	285
Deposits	87	137
Other	318	315
Total prepaid costs and other assets	595	737
Less: Non-current other assets – Spartan (1)	(187)	(137)
Prepaid expenses and other current assets	$408	$600

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	Estimated Useful Life (Years)	March 31, 2023	December 31, 2022
Furniture and fixtures	3-5	$49	$49
Computer equipment	3	347	340
		396	389
Less: accumulated depreciation		(358)	(349)
Property and equipment, net		$38	$40
Depreciation and amortization expense for the three months ended March 31, 2023, and 2022 was $7,000 and $3,000, respectively, and is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
NOTE 6 – INTANGIBLES ASSETS, NET
Website acquisitions, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Website acquisition assets	$1,124	$1,124
Less: accumulated amortization	(1,123)	(1,122)
Website acquisition assets, net	$1	$2
Other intangible assets, net consisted of the following (in thousands):

	As of March 31, 2023				As of December 31, 2022
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	2.0	$2,759	$(1,735)	$1,024	$2,759	$(1,617)	$1,143
IP/Technology	7.1	1,983	(936)	1,047	1,983	(899)	1,083
Customer relationships	2.2	6,680	(4,646)	2,034	6,680	(4,419)	2,261
Non-compete agreements	0.4	402	(384)	18	402	(381)	21
Total	3.4	$11,824	$(7,701)	$4,123	$11,824	$(7,316)	$4,508

	March 31, 2023	December 31, 2022
Website	$1	$2
Other intangibles	4,123	4,508
Total intangible, net	$4,124	$4,510

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

Amortization expense for the three months ended March 31, 2023 and 2022 was approximately $386,000 and $396,000, respectively, related to both the website acquisition costs and the intangible assets and is included in general and administrative expense in the statements of operations and comprehensive loss.
As of March 31, 2023, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows (in thousands):

Remainder of 2023	$1,157
2024	1,542
2025	781
2026	147
Thereafter	497
Total expected amortization expense	$4,124
NOTE 7 – GOODWILL
The following table represents the allocation of Goodwill as of March 31, 2023, and December 31, 2022 (in thousands):

	Owned & Operated	Ad Exchange	Total
December 31, 2022	$9,726	$9,920	$19,645
Addition	—	—	—
March 31, 2023	$9,726	$9,920	$19,645

Goodwill is tested for impairment at least annually and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value of the Goodwill associated with the reporting unit exceeds the implied value of the Goodwill associated with the reporting unit.

At December 31, 2022, an assessment was performed using a qualitative assessment which includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our qualitative assessment did not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, and we performed a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt structure, adjusted for current market conditions. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be necessary.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$7,660	$8,585
Accrued wages, commissions and bonus	389	380
Publisher cost	204	559
Professional fees	413	677
Other	169	116
Total accounts payable and accrued expenses	$8,835	$10,317
NOTE 9 – CENTRE LANE SENIOR SECURED CREDIT FACILITY

Effective June 1, 2020, the Company entered into a membership interest purchase agreement to acquire 100% of Wild Sky Media, a subsidiary (the “Purchase Agreement”). To finance this acquisition, the Company obtained a first lien senior secured credit facility from Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”) in the amount of $16.5 million, comprising of $15.0 million of initial indebtedness, repayment of Wild Sky’s existing accounts receivable factoring facility of approximately $900,000 and approximately $500,000 of expenses.

Centre Lane Partners subsequently loaned the Company an additional $9.7 million to provide liquidity to fund operations beginning in April 2021 (as amended, the “Centre Lane Senior Secured Credit Facility”). This Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction resulting in Centre Lane Partners owning 10% of the Company's Common Stock as of March 31, 2023. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

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

Commencing with the ninth amendment, the interest rate was increased to 12% on all subsequent draws with 8% payable quarterly in cash and 4% payable-in-kind in lieu of cash payment. These draws are known as the “last in first out loans”, totaling $4.4 million inclusive of exit fees at March 31, 2023, due and payable on June 30, 2023.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

There was no payment on the principal loan balance for the three months ended March 31, 2023, and 2022.
Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is also required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services provided under this agreement. The Centre Lane Senior Secured Credit Facility provides that this fee shall be in all respects fully earned, due and paid-in-kind by the Company on the effective date (“Effective Date”) of the Centre Lane Senior Secured Credit Facility and on each anniversary of the Effective Date during the term of this agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. There was no administrative fee charged during the three months ended March 31, 2023 and 2022

The below table summarizes the loan balances and accrued interest for the periods ended March 31, 2023, and December 31, 2022, (in thousands):

	March 31, 2023	December 31, 2022

Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party (Current Portion)	$7,696	$4,860
Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	24,856	25,101
Net principal	32,552	29,961
Add: debt discount	2,921	3,148
Outstanding principal	$35,473	$33,109
The below table summarizes the movement in the outstanding principal for the three months ended March 31, 2023, and the year ended December 31, 2022, (in thousands):

	March 31, 2023	December 31, 2022
Opening balance	$33,109	26,334
Add:
Draws	1,500	3,050
Exit and other fees	75	621
Interest capitalized	789	3,104
	2,364	6,775
Outstanding principal	$35,473	$33,109

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain of its subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners. The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent. The Credit Agreement was amended to provide for additional loans used for working capital. In addition, and as part of the transaction, there are Exit Fees (“the Exit Fees”), which will be added and capitalized to the principal amount of the original loan. As of March 31, 2023, there were sixteen amendments to the Centre Lane Senior Secured Credit Facility.

Consistent with FASB ASC Topic 470 Debt, (“ASC 470”), the Company is required to perform an analysis of the change in each amendment to determine whether the change is a modification or an extinguishment of debt. Under a

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

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
The below table summarizes the amendments that were executed by the Company since the inception of the facility to March 31, 2023, (in thousands, except for share data):

Number	Date	Draw $’000	Repayment Date	Interest Rate (PIK)	Interest Rate (Cash)	Agency Fee	Exit Fee (A)	Common Stock Issued	Accounting Impact
1	04/26/21	$—	June 30, 2025	10%	$—	$—	$—	150,000	Extinguishment	(B)
2	05/26/21	1,500	June 30, 2025	10%	—	—	750	3,000,000	Modification
3	08/12/21	500	June 30, 2025	10%	—	—	250	2,000,000	Modification
4	08/31/21	1,100	June 30, 2025	10%	—	—	550	—	Modification
5	10/08/21	725	June 30, 2025	10%	—	—	363	—	Extinguishment
6	11/05/21	800	June 30, 2025	10%	—	—	800	7,500,000	Modification
7	12/23/21	500	June 30, 2025	10%	—	70	500	—	Modification
		$5,125				$70	$3,213	12,650,000

8	01/26/22	350	June 30, 2025	10%	—	—	350	—	Modification
9	02/11/22	250	June 30, 2023	4%	8%	—	13	—	Modification
10	03/11/22	300	June 30, 2023	4%	8%	—	15	—	Modification
11	03/25/22	500	June 30, 2023	4%	8%	—	25	—	Modification
12	04/15/22	450	June 30, 2023	4%	8%	—	23	—	Modification
13	05/10/22	500	June 30, 2023	4%	8%	35	25	—	Modification
14	06/10/22	350	June 30, 2023	4%	8%	—	18	—	Modification
15	07/08/22	350	June 30, 2023	4%	8%	—	18	—	Modification
		$3,050				$35	$487	—

16	02/10/23	1,500	June 30, 2023	4%	8%	—	75	—	Modification
		$9,675				$105	$3,775	12,650,000

(A)	Added and capitalized to the principal amount of the original loan and the original loan terms apply.

(B)
The Centre Lane Senior Secured Credit Facility was amended to permit the Company to raise up to $6.0 million of total cash proceeds from the sale of its preferred stock prior to December 31, 2021, without having to make a mandatory prepayment of the loans. Additionally, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum.

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

All amounts advanced for Amendments 9 through 16 are due on June 30, 2023 along with accrued and unpaid interest. The outstanding amount at March 31, 2023 is $4.4 million, inclusive of interest paid in kind.

Commencing June 30, 2023, the Company is required to pay 2.5% of the original principal plus draws advanced by amendments 2 through 8 along with accrued and unpaid interest. The outstanding amount at March 31, 2023 is $31.1 million, inclusive of interest paid in kind.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

As of March 31, 2023 and December 31, 2022, of the Centre Lane Senior Secured Credit Facility was $32.6 million and $30.0 million, respectively, net of unamortized debt discount of $2.9 million and $3.1 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

Interest expense for the three months ended March 31, 2023, and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense	$862	$558
Amortization	301	277
Total interest expense	$1,163	$835
Subsequent Events
On April 20, 2023, the Credit Agreement was amended, to provide for an additional term loan amount of $26.3 million, this term loan matures on April 20, 2026.
See Note 21, Subsequent Events to the consolidated financial statements.
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
On September 6, 2022, the Company’s Board of Directors (the "Board") approved a settlement with the Oceanside Shareholders providing for payment of $650,000 payable over a 50-month period commencing January 2023.
NOTE 11 – 10% CONVERTIBLE PROMISSORY NOTES

During November 30, 2018, the Company issued 10% convertible promissory notes ("Convertible Notes") in the amount of $80,000 to the Chairman of the Board, a related party. The Convertible Notes are unsecured and mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share. A beneficial conversion feature exists on the date the Convertible Notes were issued whereby the fair value of the underlying common stock to which the Convertible Notes are convertible is in excess of the face value of the Convertible Notes of $80,000.

The principal balance of these Convertible Notes payable was $80,000 at March 31, 2023 and December 31, 2022. The total Convertible Notes payable was $71,000 and $68,000, net of discount of $9,000 and $12,000, at March 31, 2023 and December 31, 2022, respectively.

Interest expense for the Convertible Notes was $5,000 inclusive of interest of $2,000 and discount amortization of $3,000 for the three months ended March 31, 2023, and 2022.

The outstanding principal and interest is due and payable November 2023.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 12 – PAYCHECK PROTECTION PROGRAM
The Paycheck Protection Program (“PPP”) was established by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), administered by the Small Business Administration (“SBA”). During 2021 to 2022, the Company and one of its subsidiaries. Wild Sky Media, entered into agreements to borrow funds under the PPP program. Under the terms of the CARES Act, PPP loan recipients could apply for and be granted forgiveness for all, or a portion of loans granted under the PPP.
On March 23, 2021, Wild Sky entered into a promissory note of $842,000 with Holcomb Bank (the “Second Wild Sky PPP Loan”) which had a two-year term and bears interest at a rate of 1.0% per annum. This was the second tranche available under the PPP program and was forgiven as of March 23, 2022, and the Company recorded a non-cash gain of $842,000 on the PPP forgiveness during the three months ended March 31, 2022.
NOTE 13 – REVENUE RECOGNITION
The following table represents our revenue disaggregated by type (in thousands):

	Three Months Ended March 31,
	2023	2022

Revenue:
Digital publishing	$954	$1,625
Advertising technology	544	1,835
Total revenue	$1,498	$3,460
Geographic Information
Revenue by geographical region consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022

Revenue:
Unites States	$1,460	$3,066
Israel	38	394
Total revenue	$1,498	$3,460
Revenue by geography is generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 97% and 89% of total revenue for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, and December 31, 2022, approximately 100% of our long-lived assets were attributable to operations in the United States. Long-lived assets include websites and other intangibles assets that are utilized in overall revenue generation.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Deferred Revenue
The movement in deferred revenue during the three months ended March 31, 2023 and the year ended December 31, 2022 comprised the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred revenue at start of the period	$737	$1,162
Amounts invoiced during the period	410	588
Less: revenue recognized during the period	(173)	(1,013)
Deferred revenue at end of the period	$974	$737
NOTE 14 – STOCK BASED COMPENSATION

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan is the successor to the Company’s prior stock option plans (2011, 2013, 2015 and 2019 Plans) and accordingly no new grants will be made under the prior plans from and after the date of adoption of the Stock Option Plan. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of March 31, 2023, 15,999,840 shares were remaining the Stock Option Plan for the future issuance.
Options
As of March 31, 2023, options to purchase 6,500,160 shares of common stock were outstanding under the Stock Option Plan at a weighted average exercise price of $0.13 per share.
Compensation expense recorded in connection with the Stock Option Plan was $25,000 and $29,000 for the three months ended March 31, 2023 and 2022, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.
The following table presents the activity of the Company’s outstanding stock options of common stock for the three months ended March 31, 2023:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	6,517,660	$0.12	7.8	$—
Granted	425,000	$0.17	9.2	$—
Forfeited	(442,500)	$—	—	$—
Balance Outstanding, March 31, 2023	6,500,160	$0.13	8.3	$—
Exercisable at, March 31, 2023	1,069,295	$0.50	3.9	$—
Unvested at, March 31, 2023	5,430,865	$0.06	9.2	$—
As of March 31, 2023, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $200,847 to be recognized through May 2030.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Expected Term (years)	6.25	0
Expected volatility	499%	—%
Risk -free interest rate	3.61%	—%
Dividend yield	—%	—%
Expected forfeiture rate	—%	—%
No options were issued during the three months ended March 31, 2022.
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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

At March 31, 2023 the operating lease asset was $352,000 and is included under assets on the consolidated balance sheet.

At March 31, 2023, the operating lease liability was $358,000, including current portion of $54,000 and is included under liabilities on the consolidated balance sheet.
Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $40,000 for the three months ended March 31, 2023.

Rent expense prior to commencement of the lease for the three months ended March 31, 2022 was $48,000.
The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability.
As of March 31, 2023 and December 31, 2022, the right-of-use asset and lease liability for the operating lease are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets
Operating lease right-of-use asset	$352	$367

Liabilities
Operating lease liability, current	$54	$38
Operating lease liability, net of current portion	304	319
Total operating lease liability	$358	$357

Current portion of operating lease liability of $54,000 and $38,000 is included in other liabilities on the balance sheets at March 31, 2023 and December 31, 2022, respectively.
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
NOTE 17 – SHAREHOLDERS’ DEFICIT
Preferred Stocks

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the “Preferred Stock”), issuable in such series and with such designations, rights and preferences as the Board may determine. The Company’s Board has previously designated five series of preferred stock, consisting of 10% Series A Convertible Preferred Stock (“Series A Stock”), 10% Series B Convertible Preferred Stock (“Series B Stock”), 10% Series C Convertible Preferred Stock (“Series C Stock”), 10% Series D Convertible Preferred Stock (“Series D Stock”) and 10% Series E Convertible Preferred Stock (“Series E Stock”) and 10% Series F Convertible Preferred Stock (“Series F Stock”).

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
•the shares rank junior to the 10% Series A Convertible Preferred Stock and our 10% Series E Convertible Preferred Stock;
•in the event of a liquidation or winding up of the Company, the shares have a liquidation preference of $0.50 per share for the Series F-1, $0.50 per share for the Series F-2 and $0.40 per share for the Series F-3; and
•the shares are not redeemable by the Company.

Other designations, rights and preferences of each of series of preferred stock are identical, including:
•shares do not have voting rights, except as may be permitted under Florida law;
•are convertible into shares of our common stock at the holder’s option on a one for one basis;

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
•are entitled to a liquidation preference equal to a return of the capital invested; and
•each share will automatically convert into shares of common stock five years from the date of issuance or upon a change in control.

Both the voluntary and automatic conversion formulas are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

There are no shares preferred stock issued or outstanding at March 31, 2023, and December 31, 2022.

At March 31, 2023 and December 31, 2022, accrued unpaid preference dividend was $692,000 payable to the Company's Chairman, Mr. Kip Speyer and is included under other liabilities in the consolidated balance sheet.
Common Stocks
Shares of Common Stock under the Stock Option Plan
On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan is a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of March 31, 2023, 15,999,840 shares were remaining under the 2022 Plan for the future issuance.
Issuance of Common Stock
During the three months ended March 31, 2023, the Company issued 190,000 shares of our common stock to the Board for services rendered with a fair value of $30,000.
During the three months ended March 31, 2022, the Company issued a net 174,253 shares of our common stock for the following concepts (in thousands, except share data):

	Shares (#)	Value
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	174,253	$279
Total	174,253	$279
Treasury Stocks

During the year ended December 31, 2021, three shareholders relinquished their Bright Mountain common stock shares. A total of 825,175 shares were acquired with a value of $220,000. The shares are being held as Treasury Stock by the Company.

Warrants
At March 31, 2023 and December 31, 2022, we had 35,998,316 common stock warrants outstanding to purchase shares of our common stock with an exercise price ranging between $0.65 and $1.00 per share. A summary of the Company’s warrants outstanding as of March 31, 2023, is presented below:

Warrants as of March 31, 2023 Exercise Price	Number Outstanding	Gross cash proceeds if exercised
$1.00	4,992,308	$4,992
$0.65	15,550,000	$10,108
$0.75	15,456,008	$11,592
	35,998,316	$26,692

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 18 – LOSS PER SHARE

As of March 31, 2023, and 2022, there were 150,634,636 and 149,984,636 shares of common stock issued, respectively, and 149,809,461 and 149,159,461 shares of common stock outstanding, respectively. Outstanding shares as of March 31, 2023, and 2022, have been adjusted to reflect 825,175 treasury shares.

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
The following tables reconcile actual basic and diluted earnings per share for the three months ended March 31, 2023, and 2022 (in thousands except per share data).

	Three Months Ended March 31,
	2023	2022
Loss per share:
Numerator:
Net loss	$(3,796)	$(2,117)
Preferred stock dividends	—	(1)
Net loss available to common shareholders	$(3,796)	$(2,118)
Denominator
Weighted-average common shares outstanding
Basic and diluted	149,708,905	149,101,377
Net loss per common share
Basic and diluted	$(0.03)	$(0.01)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of March 31,
	2023	2022
Shares unvested and subject to exercise of stock options	6,500,160	1,361,227
Shares subject to warrants stock conversion	35,998,316	35,823,316
Shares subject to convertible preferred stock conversion	—	125,000
Shares subject to convertible notes stock conversion	200,000	200,000
NOTE 19 – RELATED PARTIES
Centre Lane Partners

Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”), who sold the Wild Sky business to the Company in June 2020 has partnered and assisted the Company from a liquidity perspective during 2022 and through the

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
three months ended March 31, 2023. This relationship has been determined to qualify as a related party as Centre Lane Partners owns 10% of the Company's Common Stock as of March 31, 2023. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions. Through March 31, 2023, the Company has entered into 16 amendments to the Amended and Restated Senior Secured Credit agreement between itself and Centre Lane Partners. See Note 9 - Centre Lane Senior Secured Credit Facility for more information.

The total related party debt owed to Centre Lane Partners was $35.5 million and $33.1 million as of March 31, 2023 and December 31, 2022, respectively. See Note 9, Centre Lane Senior Secured Credit Facility for details on this facility.
Subsequent Events
On April 20, 2023, the Credit Agreement was amended, to provide for an additional term loan amount of $26.3 million, this term loan matures on April 20, 2026. As part of this transaction, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by CLP Lenders. As of April 20, 2023, BV Agency, LLC and Centre Lane Partners Master Credit Fund II, L.P. own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.
See Note 21, Subsequent Events to the consolidated financial statements.
Convertible Promissory Note
As discussed in Note 11, Convertible Promissory Note, the note payable to the Chairman of the Board amounted to $80,000 and $80,000 as of March 31, 2023, and December 31, 2022, respectively, See Note 11, Convertible Promissory Note for further discussion on these notes payable.
Preferred Stocks
During the three months ended March 31, 2023, and 2022, the Company paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $0 and $1,200, respectively, held by affiliates of the Company.

At March 31, 2023 and December 31, 2022, accrued unpaid preference dividend was $692,000. These amounts are payable to the Company's Chairman, Mr. Kip Speyer.
NOTE 20 – INCOME TAXES
The Company recorded $0 tax provision for the three months ended March 31, 2023, and 2022, due in large part to its expected tax losses for the period and maintaining a full valuation allowance against its net deferred tax assets.
At March 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three months ended March 31, 2023, and 2022.
NOTE 21 – SUBSEQUENT EVENTS

Asset Purchase Agreement

On April 3, 2023, in accordance with certain procedures (the “Bidding Procedures”) adopted by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in In re Big Village Holding LLC, et al., jointly-administered under case No. 23-10174 (the “Bankruptcy Case”), the Company submitted a bid (the “Bid”) for the acquisition of certain assets of Big Village Insights, Inc., a Delaware corporation f/k/a Engine International, Inc., Big Village Agency LLC, a Delaware limited liability company f/k/a Engine USA LLC, Big Village Group Inc., a Delaware corporation f/k/a Engine Group Inc., Deep Focus, Inc., a New York corporation, EMX Digital Inc., a Delaware corporation, Balihoo, Inc., a Delaware corporation, and Big Village Media LLC, a Delaware limited liability company f/k/a Engine Media LLC in the Bankruptcy Case (collectively, the “Sellers”) related to the Sellers’ Agency Business and Insights Business, (as defined in the APA) (collectively, the “Business”). The Bid contemplated the payment of a deposit, a cash payment at Closing (as defined in the APA) and the assumption of certain of Sellers’ liabilities (the “Assumed Liabilities”), all as set forth in a definitive asset purchase agreement among the Sellers and the Company (the “APA”) and described below.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

In accordance with the Bidding Procedures, on April 4, 2023, the Sellers conducted an auction among qualified bidders, including the Company (the “Auction”). At the Auction, following certain negotiated modifications to the APA, the Company was declared the winning bidder with a bid of $20.0 million plus the Assumed Liabilities, in accordance with the modified APA. The Company delivered the deposit of $2.0 million to the escrow agent effective as of April 3, 2023.

On April 10, 2023, the Bankruptcy Court entered an order approving the sale of all of the Sellers’ right, title and interest in, to, and under the assets, rights, and properties of every nature (whether now existing or hereafter acquired and whether or not reflected on the books or financial records of Sellers) primarily used in or related to the operation or conduct of the Business (the “Acquired Assets,” and the acquisition of the Acquired Assets, the "Acquisition") to the Company in accordance with the APA, as modified at the Auction (the “Sale Order”). The APA was executed on April 10, 2023 and upon the Sale Order became a binding agreement among the parties.

On April 20, 2023, the Company completed the Acquisition acquiring two business units of Big Village for approximately $20.0 million, plus assumed liabilities, in an all-cash transaction funded by a senior secured credit facility.

Centre Lane Senior Secure Credit Facility

On April 4, 2023, the Company entered into a commitment letter (the “Commitment Letter”) with Centre Lane Solutions Partners, LP (together with any designated affiliates thereof, the “CLP Lenders”). The Commitment Letter provides that, subject to the conditions set forth therein, the CLP Lenders commit to provide financing in the form of a senior secured credit facility with a super priority first lien term loan in an aggregate principal amount of up to $26.3 million (the “SPTL Facility”) for the Acquisition, including the payment of the deposit, cash payment at Closing, the payment of cure claims related to assumed and assigned executory contracts, the payment of related transaction fees and expenses, including funding the original issue discount, and the funding of cash to the Company’s balance sheet. In connection with the SPTL Facility, the Company and its subsidiaries are required to grant to the CLP Lenders a perfected, first priority security interest in all assets and capital stock held in or by the Company and its subsidiaries.

On April 20, 2023, the Company and its subsidiaries CL Media Holdings LLC, Bright Mountain LLC, MediaHouse, Inc., Big-Village Agency LLC, and BV Insights LLC, entered into the Seventeenth Amendment to the Credit Agreement. The Credit Agreement was amended, as provided in the Seventeenth Amendment, to provide for an additional term loan amount of $26.3 million to, among other things, finance the Acquisition. This term loan matures on April 20, 2026.

Also, in connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by CLP Lenders. The issuance of the shares of common stock were not registered under the Securities Act, in accordance with Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. As of April 20, 2023, BV Agency, LLC and Centre Lane Partners Master Credit Fund II, L.P. own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

The Company estimated that approximately $1.6 million in legal and other fees associated with the closing of the Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, and in any subsequent filing we make with the SEC.
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

Limited Number of Customers. During the three months ended March 31, 2022, one customer represented 24.3% of revenue, there were no such concentration during the three months ended March 31, 2023.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three months ended March 31, 2023 and 2022, (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$1,498	$3,460
Cost of revenue	970	1,728
Gross margin	528	1,732
General and administrative expenses	3,428	3,851
Total financing income (expense)	(896)	2
Net loss	$(3,796)	$(2,117)

Adjusted EBITDA (1)	$(2,081)	$(1,575)

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

Revenue decreased $2.0 million or 57% in the three months ended March 31, 2023, compared to the same period in 2022. See below for a detailed analysis of revenue for the three months ended March 31, 2023, and 2022.

Cost of Revenue

Cost of revenue includes payment to third parties for services performed to drive revenue, which include revenue share paid for ad exchange on third party sites, advertising fees, fees paid for content creation, influencers, writers and sales commission.

Costs of revenue decreased approximately $758,000 or 44% for the three months ended March 31, 2023 compared to 2022. See below for a detailed analysis of cost of revenue for the three months ended March 31, 2023, and 2022.

General and Administrative Expenses

General and administrative expenses consist primarily of (i) personnel and related costs for our executive, finance and accounting, human resources, and, administrative personnel, including salaries, benefits, bonuses, and stock-based compensation; (ii) legal, accounting and other professional service fees; (iii) other corporate expenses; (iv) information technology costs; and (v) facility costs.

General and administrative expenses decreased approximately $423,000 or 11% for the three months ended March 31, 2023 compared to 2022. See below for a detailed analysis of general and administrative expenses for the three months ended March 31, 2023 and 2022.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
Net loss from operations for the quarter ended March 31, 2023 was $3.8 million as compared to a net loss of $2.1 million for the same period in 2022. The following is our analysis for the period.

	Three Months Ended March 31,
	2023	2022	Change	% Change

Revenue	$1,498	$3,460	$(1,961)	(57)%	decreased
Cost of revenue	970	1,728	(758)	(44)%	decreased
Gross margin	528	1,732	(1,204)	(70)%	decreased
General and administrative expense	3,428	3,851	(423)	(11)%	decreased
Loss from operations	(2,900)	(2,119)	(781)	37%	increased
Financing income (expense)	(896)	2	(898)	(44900)%	increased
Net loss	$(3,796)	$(2,117)	$(1,679)	79%	increased

Gross margin %	35%	50%	(15)%	(30)%	decreased

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

Our revenue showed an overall reduction of $2.0 or 57% and was driven by macroeconomics factors coupled with overall reduction in spending by some partners due to inflationary concerns, this has led to lower than normal rates. Macroeconomic impact was noted significantly by direct sales for the digital publishing customers as well as reduction in traffic. We also noted one of our partners changing its platform to favor short video and other "creator" content over news and media type content.

Approximately 64% of the Company’s revenue for the three months ended March 31, 2023 was generated from our digital publishing customers compared to 47% for the same period in 2022.

During three months ended March 31, 2023, approximately 93% of advertising technology revenue was generated in the U.S. and 7% was generated from our business in Israel, compared to 79% and 21% in the U.S. and Israel, respectively, for the same period in 2022. During the latter part of 2022, the Company starting scaling down its operations in Israel and focusing more on its U.S. market in advertising technology to capitalize on more attractive revenue streams.
Cost of Revenue
Costs of revenue decreased $758,000 or 44% for the three months ended March 31, 2023, compared to the same period for 2022. These costs include revenue share payments to media providers and website publishers. The decreased was largely attributable to revenue share payments which decreased $307,000 or 39% and user acquisition spend which decreased to $110,000 or 82%.
Gross Margin
Our gross margin decreased $1.2 million or 70% for the three months ended March 31, 2023, compared to the same period for 2022.
General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	Change	% Change

Personnel cost	$1,745	$1,721	$24	1%
Legal expense	53	82	(29)	(35)%
Professional fees	785	751	34	5%
Insurance	159	144	15	10%
Depreciation and amortization expense	393	400	(7)	(2)%
Website expense	309	353	(44)	(12)%
Other	(16)	400	(416)	(104)%
Total	$3,428	$3,851	$(423)	(11)%

Gross margin as a percentage of general and administrative expense	15%	45%	(30)%	(66)%
General and administrative expenses decreased $423,000, or 11% for the three months ended March 31, 2023, compared to the same period in 2022. The reduction is primarily due to a combination of factors as discussed below.

Personnel Cost

Personnel cost increased approximately $24,000 or 1% for the three months ended March 31, 2023 compared to the same period in 2022. This change is mainly driven by a combination of reduction in head count which resulted in severance cost of approximately $122,000 for the three months ended March 31, 2023.

There was no reduction during the same period for 2022, however, subsequent reduction during the year ended 2022 impacted the cost for 2023 as shown by the reduction in headcount. We had 52 total employees as of March 31, 2023 compared to 71 total employees for the same period in 2022.

Legal Fees

Legal fees decreased $29,000 or 35%, for the three months ended March 31, 2023, compared to the same period in 2022.

Professional Fees

Professional fees increased $34,000 or 5%, for the three months ended March 31, 2023, compared to the same period in 2022.

Website expense

Website expense decreased $44,000 or (12)%, for the three months ended March 31, 2023, compared to the same period in 2022.

Financing Expense (Income)

	Three Months Ended March 31,
	2023	2022	Change	% Change

Interest expense	$1,174	$840	$334	40%
Gain of forgiveness of PPP loan	—	(842)	842	(100)%
Other expense (income)	(278)	—	(278)	100%
Total financing expense (income)	$896	$(2)	$898	(44900)%

Financing expense increased $898,000 or over 100% for the three months ended March 31, 2023, compared to the same period 2022. This increase was largely attributable to a $334,000 increase in interest expense related to the Centre Lane Senior Secured Credit Facility, which reflected higher principal and fees due to the Centre Lane Senior Secured Credit Facility amendments during the year ended December 31, 2022. This increase was offset by a reduction in the Paycheck Protection Program ("PPP") loan forgiveness amount, which was $842,000 in 2022.
Use of Non-GAAP Financial Measure

Non-GAAP results are presented only as a supplement to the financial statements and for use within management's discussion and analysis based on U.S. generally accepted accounting principles ("GAAP"). The non-GAAP financial information is provided to enhance the reader's understanding of the Company's financial performance, but non-GAAP measures should not be considered in isolation or as a substitute for financial measures calculated in accordance with GAAP.

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

A reconciliation of net loss before taxes to EBITDA and Adjusted EBITDA is as follows:

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Net loss before tax plus:	$(3,796)	$(2,117)
Depreciation expense	7	3
Amortization of intangibles	386	396
Amortization of debt discount	305	280
Other interest expense	6	—
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes - related party	864	559
EBITDA	(2,228)	(879)
Stock compensation expense	25	146
Gain on forgiveness of PPP loan	—	(842)
Non-restructuring severance expense	122	—
Adjusted EBITDA	$(2,081)	$(1,575)
Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities and net working capital (deficit) as of March 31, 2023, compared to December 31, 2022.

	March 31, 2023	December 31, 2022
Total current assets	$2,455	$4,501
Total current liabilities	19,439	17,851
Net working capital deficit	$(16,984)	$(13,350)

As of March 31, 2023, we had a cash balance of $784,000 compared with a cash balance of $316,000 as of December 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company received $1.5 million and $1.4 million, respectively, in debt financing from Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners"). The use of the funds was for general working capital needs. See Note 9, Centre Lane Senior Secured Credit Facility for more information.
Going Concern
Going Concern and Liquidity
Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $118.1 million as of March 31, 2023. Cash flows used in operating activities were $1.0 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had approximately a $17.0 million working capital deficit, inclusive of $784,000 in cash and cash equivalents.

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

In considering our forecast for the next twelve months, the current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, the Company’s available cash will not be sufficient to fund its anticipated level of operations. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(1,031)	$(1,363)
Investing activities	(5)	—
Financing activities	1,500	1,157
Effect of foreign exchange rates on cash	4	—
Increase (decrease) in cash and cash equivalents	$468	$(206)

Operating Activities

For the three months ended March 31, 2023, cash used in operating activities was $1.0 million. The primary factors affecting our operating cash flows during the period were our net loss of $3.8 million, adjusted for non-cash charges of $386,000 for amortization of intangible assets, $305,000 of amortization of debt discount, $25,000 of stock-based compensation expense, $188,000 for the recovery of bad debt, $790,000 in interest paid in kind on the Centre Lane Credit Facility and a $1.4 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.5 million increase in accounts receivables, a $1,000 increase in operating lease liability and a $142,000 increase in prepaid and other current assets, offset by a $1.5 million decrease in accounts payable and accrued expenses, a $72,000 decrease in interest payable on Centre Lane Senior Secured Credit Facility and a $237,000 decrease in deferred revenue.

For the three months ended March 31, 2022, cash used in operating activities was $1.4 million. The primary factors affecting our operating cash flows during the period were our net loss of $2.1 million, adjusted for non-cash charges of $396,000 for amortization of intangible assets, $280,000 of amortization of debt discount, $29,000 of stock-based compensation expense, $117,000 of stock compensation for Oceanside shares, $271,000 for the provision of bad debt, $842,000 from the gain on forgiveness of PPP loan and a $500,000 net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $592,000 increase in accounts receivable, a $557,000 increase in interest payable on Centre Lane Senior Secured Credit Facility, and a $302,000 increase in deferred revenue, offset by a $114,000 decrease in prepaid and other current assets.
Investing Activities

Cash used in investing activities of $5,000 and $0 for the three months ended March 31, 2023, and 2022, respectively, was due entirely to the purchase of property and equipment.
Financing Activities

During the three months ended March 31, 2023, and 2022 the Company raised $1.5 million and $1.4 million, respectively, of debt financing from Centre Lane Senior Secured Credit Facility, which was used primarily to fund our working capital.

Contractual Obligations and Commitments
The Company leases its corporate offices under a long-term non-cancellable operating lease agreement that expired on October 31, 2021. On June 14, 2022, the Company signed a second lease addendum (“Second Addendum”) to the lease with a lease term for five years beginning upon completion of improvements to the office space by the Landlord, which was completed on September 12, 2022. The annual base rent is $96,000, with a provision for a 3% increase on each anniversary of the rent commencement date, the lease expires in 2027. The Company has the option to renew the lease for one additional five-year term. See Note 16, Commitment and Contingencies for details regarding the Company’s lease.
There were no other material changes in our contractual obligations and commitments from those disclosed above and in the Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of March 31, 2023, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, accounts receivable allowances, income taxes, equity-based compensation, intangibles and goodwill valuation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in the “Summary of Significant Accounting Policies” in Note 2 to our unaudited consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item 3 to Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the period ended March 31, 2023, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, because of the effect of the material weaknesses described below, management concluded that based upon this assessment that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

As set forth below, management will take steps to remediate the material weaknesses identified below. Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended March 31, 2023.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, management identified the material weakness described below:

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

During the three months ended March 31, 2023, the Company commenced its remediation plan to enhance controls relating to the accounting of its debt arrangements that includes the following:

•Internal interest calculations are prepared and compared to the model provided by the external evaluators, along with outstanding principal and carrying value;

•Quarterly statements are being received from Centre Lane Partners where the balances are compared to internal schedules;

•Monthly journal entries for interest expense and supporting documentation are being reviewed by an individual independent of its preparation as part of the month end close; and

•Monthly reconciliations are being performed to support the month end close, which are being reviewed and evidenced by both preparer’s and reviewer’s signature to demonstrate independence and accountability.

Also, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, management had previously identified the following material weaknesses, which caused management to conclude that as of December 31, 2021 our internal controls over financial reporting were not effective at the reasonable assurance level:

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

•Management evaluation of (i) the disclosure controls and procedures and (ii) internal control over financial reporting was not sufficiently comprehensive due to limited personnel;

•Ineffective controls and procedures in area of review and preparation of Form 10-K and other filings on a timely basis; and

•Inadequate controls surrounding information provided to third party valuation reports in connection with acquisitions to ensure that the financial information is accurate and free from misstatements.

Commencing in the year ended December 31, 2022, the Company implemented a remediation plan to remediate the material weaknesses identified during the year ended December 31, 2021 as follows:

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

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of developments to legal proceedings during the three months ended March 31, 2023, see “Litigation” under Note 16, “Commitments and Contingencies” to our consolidated financial statements.
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

2.1	Asset Purchase Agreement, as modified, dated April 10, 2023	8-K	4/13/23	2.1

10.1	Letter Agreement dated February 8, 2023 by and between W. Kip Speyer and Bright Mountain Media, Inc.	8-K	2/10/23	10.1

10.2	Sixteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 10, 2023	8-K	2/16/23	10.1

10.3	Annex A to the Credit Agreement dated February 10, 2023	8-K	2/16/23	10.2

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350				Filed

32.2*	Certification of the Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 1350				Filed

101.INS	Inline XBRL Instance Document				Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

May 11, 2023	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Miriam Martinez
Miriam Martinez,
Chief Financial Officer (Principal Financial and Accounting Officer)