Form 10-Q
period 2023-06-30
Bright Mountain Media, Inc.
filed 2023-08-14
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 11, 2023, there were 171,281,454 shares of the issuer’s shares outstanding.

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
OTHER PERTINENT INFORMATION
Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain”, the “Company”, “we”, “us”, “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2023” refers to the three months ended June 30, 2023, “second quarter of 2022” refers to the three months ended June 30, 2022, and “2022” refers to the year ended December 31, 2022. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share figures)

	June 30, 2023	December 31, 2022*
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,350	$316
Accounts receivable, net	15,225	3,585
Prepaid expenses and other current assets	1,423	600
Total Current Assets	19,998	4,501
Property and equipment, net	214	40
Intangible assets, net	19,556	4,510
Goodwill	20,936	19,645
Operating lease right-of-use asset	338	367
Other assets	187	137
Total Assets	$61,229	$29,200
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$15,202	$10,317
Other liabilities	4,788	1,838
Interest payable – 10% Convertible Promissory Notes– related party	35	31
Deferred revenues	4,863	737
Note payable – 10% Convertible Promissory Notes, net of discount, related party	75	68
Note payable – Centre Lane Senior Secured Credit Facility – related party (current portion)	4,048	4,860
Total Current Liabilities	29,011	17,851
Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	53,061	25,101
Operating lease liability	276	319
Total liabilities	82,348	43,271
Shareholders’ deficit
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.01, 324,000,000 shares authorized, 172,106,629 and 150,444,636 issued and 171,281,454 and 149,619,461 outstanding at June 30, 2023 and December 31, 2022, respectively	1,721	1,504
Treasury stock, at cost; 825,175 shares at June 30, 2023 and December 31, 2022	(220)	(220)
Additional paid-in capital	101,266	98,797
Accumulated deficit	(124,136)	(114,269)
Accumulated other comprehensive income	250	117
Total shareholders’ deficit	(21,119)	(14,071)
Total liabilities and shareholders’ deficit	$61,229	$29,200

*	Derived from audited consolidated financial statements.
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share figures)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$12,616	$5,717	$14,114	$9,176
Cost of revenue	9,162	2,900	10,132	4,628
Gross margin	3,454	2,817	3,982	4,548
General and administrative expenses	7,374	3,443	10,802	7,293
Loss from operations	(3,920)	(626)	(6,820)	(2,745)
Financing (expense) income
Gain on forgiveness of PPP loan	—	296	—	1,137
Other income	103	39	381	39
Interest expense - Centre Lane Senior Secured Credit Facility - related party	(2,244)	(1,160)	(3,407)	(1,994)
Interest expense - Convertible Promissory notes - related party	(6)	(6)	(11)	(11)
Other interest expense	(4)	(1)	(10)	(1)
Total financing (expense)	(2,151)	(832)	(3,047)	(830)
Net loss before income taxes	(6,071)	(1,458)	(9,867)	(3,575)
Income tax provision	—	—	—	—
Net loss	(6,071)	(1,458)	(9,867)	(3,575)

Dividends
Preferred stock dividends	—	(1)	—	(2)

Net loss attributable to common shareholders	$(6,071)	$(1,459)	$(9,867)	$(3,577)
Foreign currency translation	119	17	133	17
Comprehensive loss	$(5,952)	$(1,442)	$(9,734)	$(3,560)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.02)
Weighted average shares outstanding
Basic and diluted	166,779,390	149,159,461	158,291,304	149,130,579
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC
CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2023 and 2022
(unaudited)
(in thousands, except share figures)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	150,444,636	$1,504	(825,175)	$(220)	$98,797	$(114,269)	$117	$(14,071)
Net loss	—	—	—	—	—	(3,796)	—	(3,796)
Common stock issued for services rendered	190,000	2	—	—	29	—	—	31
Stock based compensation	—	—	—	—	25	—	—	25
Foreign currency translation, net	—	—	—	—	—	—	14	14
Balance, March 31, 2023	150,634,636	$1,506	(825,175)	$(220)	$98,851	$(118,065)	$131	$(17,797)
Net loss	—	—	—	—	—	(6,071)	—	(6,071)
Common stock issue to Center Lane Partners	21,401,993	214	—	—	1,712	—	—	1,926
Extinguishment of Centre Lane Credit Facility	—	—	—	—	670	—	—	670
Common stock issued for options exercised	70,000	1	—	—	—	—	—	1
Stock based compensation	—	—	—	—	33	—	—	33
Foreign currency translation, net	—	—	—	—	—	—	119	119
Balance, June 30, 2023	172,106,629	$1,721	(825,175)	$(220)	$101,266	$(124,136)	$250	$(21,119)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	125,000	$1	149,810,383	$1,498	(825,175)	$(220)	$98,129	$(106,144)	$12	$(6,724)
Net loss	—	—	—	—	—	—	—	(2,117)		(2,117)
Series E preferred stock dividend	—	—	—	—	—	—	(1)	—	—	(1)
Stock based compensation	—	—	—	—	—	—	29	—	—	29
Oceanside acquisition	—	—	174,253	2	—	—	277	—	—	279
Balance, March 31, 2022	125,000	$1	149,984,636	$1,500	(825,175)	$(220)	$98,434	$(108,261)	$12	$(8,534)
Net loss	—	—	—	—	—	—	—	(1,458)	—	(1,458)
Series E preferred stock dividend	—	—	—	—	—	—	(1)	—	—	(1)
Stock based compensation	—	—	—	—	—	—	30	—	—	30
Foreign currency translation, net	—	—	—	—	—	—	—	—	17	17
Balance, June 30, 2022	125,000	1	149,984,636	$1,500	(825,175)	$(220)	$98,463	$(109,719)	$29	$(9,946)

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,867)	$(3,575)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	46	12
Interest paid-in kind on Centre Lane Credit Facility	2,407	—
Amortization of operating lease right-of-use asset	29	—
Amortization of debt discount	844	615
Amortization of intangibles	1,114	786
Stock based compensation	58	59
Stock compensation for Oceanside shares	—	117
Gain on forgiveness of PPP loan	—	(1,137)
Common stock issued for services rendered	31	—
(Recovery of) provision for bad debt	(27)	222
Changes in operating assets and liabilities:
Accounts receivable	3,259	(146)
Prepaid expenses and other current assets	(78)	324
Operating lease liability	(24)	4
Accounts payable and accrued expenses	(2,259)	(950)
Other liabilities	1,496	—
Interest payable – Centre Lane Senior Secured Credit Facility, related party	—	1,390
Interest payable – 10% Convertible Promissory note, related party	4	4
Deferred revenue	(627)	(539)
Net cash used in operating activities	(3,594)	(2,814)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(4)
Net cash used in investing activities	(4)	(4)
Cash flows from financing activities:
Proceeds from stock option exercises	1	—
Preference dividend payments	—	(2)
Principal payments received for notes receivable	—	6
Proceeds from Centre Lane Senior Secured Credit Facility, related party	6,626	2,700
Repayments of BMLLC acquisition debt	—	(250)
Net cash provided by financing activities	6,627	2,454
Effect of foreign exchange rates on cash	5	—
Net increase (decrease) in cash and cash equivalents	3,034	(364)
Cash and cash equivalents at the beginning of period	316	781
Cash and cash equivalents at end of period	$3,350	$417
Supplemental disclosure of cash flow information
Cash paid for interest	$161	$—
Interest paid-in-kind on Centre Lane Credit Facility	$2,407	$—
Non-cash investing and financing activities
Recognition of right-of-use asset and operating lease liability	$—	$691
Issuance of common shares to Oceanside to settle share liability	$—	$162
Issuance of common stock for Centre Lane debt financing	$1,926	$—
Issuance of debt to finance acquisition of Big Village Entities	$19,874	$—
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND DEVELOPMENTS

Organization and Nature of Operations

Bright Mountain Media, Inc. (the “Company,” “Bright Mountain” or “we”) is a holding company which focuses on digital publishing and advertising technology. The Company is engaged in content creation and advertising technology development that helps customers connect with, and market to, targeted audiences in high quality environments using a variety of digital ad formats.

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
Asset Purchase Agreement

On April 3, 2023, in accordance with certain procedures (the “Bidding Procedures”) adopted by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in In re Big Village Holding LLC, et al., jointly-administered under case No. 23-10174 (the “Bankruptcy Case”), the “Company” submitted a bid (the “Bid”) for the acquisition of certain assets of Big Village Insights, Inc., a Delaware corporation f/k/a Engine International, Inc., Big Village Agency LLC, a Delaware limited liability company f/k/a Engine USA LLC, Big Village Group Inc., a Delaware corporation f/k/a Engine Group Inc., Deep Focus, Inc., a New York corporation, EMX Digital Inc., a Delaware corporation, Balihoo, Inc., a Delaware corporation, and Big Village Media LLC, a Delaware limited liability company f/k/a Engine Media LLC in the Bankruptcy Case (collectively, the “Sellers”) related to the Sellers’ Agency Business and Insights Business (as defined in the APA) (collectively, the “Business”). The Bid contemplated the payment of a deposit, a cash payment at Closing (as defined in the APA) and the assumption of certain of Sellers’ liabilities (the “Assumed Liabilities”), all as set forth in a definitive asset purchase agreement among the Sellers and the Company (the “APA”) and described below, for which the Company was successful.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

On April 10, 2023, the Company entered into a definitive asset purchase agreement to acquire the assets of two business units of Big Village (Big Village Insights, Inc and Big Village Agency LLC, (together, the “Big Village Entities”)) for approximately $20.0 million, plus assumed liabilities, in an all-cash transaction funded by a senior secured credit facility (the "Big Village Acquisition"). On April 20, 2023, the Company completed the Big Village Acquisition.

As part of the Big Village Acquisition, the Company formed BV Insights, LLC ("Insights") and Big-Village Agency, LLC ("Agency") to incorporate the assets acquired in the transactions, additionally, letters of employment were extended to certain legacy employees of the Big Village Entities, resulting in a total of 203 employees accepting the offer of employment by the Company.

Insights is a global business intelligence firm providing primary research, secondary research, competitive intelligence and expert insight to address customer's strategic issues. Insights' revenue is primarily derived from providing a single integrated service for research.

Agency is a digital marking service company, providing advertising technology serving advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. Agency's revenue is derived from the planning and execution of creative and media marketing campaigns.

Centre Lane Senior Secure Credit Facility

The Company and its subsidiaries are parties to the Amended and Restated Senior Secured Credit Agreement between itself, the lenders party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (“Centre Lane Partners”), dated June 5, 2020, as amended (the “Credit Agreement”).

On April 4, 2023, the Company entered into a commitment letter (the “Commitment Letter”) with Centre Lane Solutions Partners, LP (together with any designated affiliates thereof, the “CLP Lenders”), pursuant to which CLP Lenders would provide financing in the form of a senior secured credit facility for the Big Village Acquisition.

On April 20, 2023, the Company and its subsidiaries CL Media Holdings LLC, Bright Mountain LLC, MediaHouse, Inc., Big-Village Agency LLC, and BV Insights LLC, and Centre Lane Partners entered into the Seventeenth Amendment to the Credit Agreement (the “Seventeenth Amendment”). The Credit Agreement was amended, as provided in the Seventeenth Amendment, to provide for an additional term loan amount of $26.3 million to, among other things, finance the Acquisition. This term loan, which was provided by BV Agency, LLC, (an affiliate of Centre Lane Solutions Partners, LP) matures on April 20, 2026 and was issued at a discount of 5% or $1.3 million. Interest of 15% payable under the note payable-in-kind in lieu of cash payment up to April 30, 2024, then 5% payable quarterly in cash and 10% payable-in-kind in lieu of cash payment until maturity of April 20, 2026.

Also, in connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by CLP Lenders. The issuance of the shares of common stock were not registered under the Securities Act of 1933, as amended (“Securities Act”), in accordance with Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. As of June 30, 2023, BV Agency, LLC and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

Reduction in Work Force

During the three and six months ended June 30, 2023, the Company reduced its headcount by 12 and 17 employees, respectively. There were no executive officers included in this reduction. As a result, the Company recognized a onetime severance cost of approximately $114,000 and $236,000, respectively during the three and six months ended June 30, 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The unaudited consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2023, and 2022

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2022, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim consolidated financial statements should be read in conjunction with that report.
Going Concern and Liquidity
Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $124.1 million as of June 30, 2023. Cash flows used in operating activities were $3.6 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had approximately a $9.0 million working capital deficit, inclusive of $3.4 million in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring all strategic alternatives, including restructuring or refinancing its debts, seeking additional debt, such as borrowings under the Credit Agreement or equity capital. The ability to access the capital market is also dependent on the stock volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

In considering our forecast for the next twelve months, the Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, the Company’s available cash will not be sufficient to fund its anticipated level of operations. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

The accompanying unaudited consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.
Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the U.S. and other foreign countries in which the Company operates.

As of June 30, 2023, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. As of December 31, 2022, the Company's interest and non-interest-bearing accounts were within the federally insured limit.

As of June 30, 2023, the Company had cash balances with a single financial institution in excess of the FDIC insured limit by amounts of $2.9 million.

As of December 31, 2022, the Company exceeded the insurance limit for one of its international bank accounts by $66,000.

Off-balance Sheet Arrangements
There are no off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

Transaction Cost

The Company incurred significant costs directly related to the Big Village Acquisition and are recorded as an expense on the income statement. See Note 13, Business Combinations, to these consolidated financial statements for further information.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our unaudited consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Significant estimates included in the accompanying unaudited consolidated financial statements include, valuation of goodwill and intangible assets, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, the valuation of equity-based transactions, valuation of the Center Lane Senior Secured Facility carrying value regarding debt modification or extinguishment, and the valuation allowance on deferred tax assets.
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
Concentrations of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit-quality financial institutions. Such deposits may be in excess of federally insured limits. In addition, the Company maintains various bank accounts in Thailand and Israel, with some level of insurance. We perform periodic evaluations of the relative credit standing of financial institutions. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

We perform credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable balances.

The Company generates revenue as follows:

•selling of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue;

•generating advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs and sellers known as SSPs;

•serving advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and

•providing primary research, secondary research, competitive intelligence and expert insight to address customer's strategic issues, where revenue is primarily derived from providing a single integrated service for research.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

The following table provides information about concentration that exceed 10% of revenue, accounts receivable and accounts payable for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue Concentration
Customers exceeding 10% of revenue	1	1	1	1
% of overall revenue	14.2%	41.7%	12.7%	34.9%
Total % of revenue	14.2%	41.7%	12.7%	34.9%

	June 30, 2023	December 31, 2022
Accounts Receivable Concentration
Customers exceeding 10% of receivable	2	1
% of accounts receivable	33.1%	43.5%

	June 30, 2023	December 31, 2022
Accounts Payable Concentration
Vendors exceeding 10% of payable	—	2
% of accounts payable	—%	21.8%
Reclassification
During the year ended December 31, 2022, reclassification of certain accounts has been made to previously reported amounts to conform to their treatment to the current period. Specifically, the Company identified a reclassification of commissions from general and administrative expenses to cost of revenue on the consolidated statements of operations, reclassification between note receivable to prepaid expense and other current assets, website acquisition assets to intangible assets, as well as a reclassification between accrued expenses to other liabilities on the consolidated balance sheets. These reclassifications had no impact on the previously reported net loss for the three and six months ended June 30, 2022.
Effective Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13 (amended by ASU 2019-10), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments, which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company was required to adopt the new guidance on January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements for the six months ended June 30, 2023.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The adoption of this standard did not have a material impact on our consolidated financial statements for the six months ended June 30, 2023.

Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard is effective January 1, 2024 (early adoption is permitted, but not earlier than January 1, 2021). The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.
NOTE 3 – ACCOUNTS RECEIVABLE
Accounts receivable, net consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accounts receivable	$11,959	$3,447
Unbilled receivables (1)	3,757	724
	15,716	4,171
Less allowance for doubtful accounts	(491)	(586)
Accounts receivable, net	$15,225	$3,585

(1) - Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoice to the customer.
Bad debt expense was $161,000 and $49,000 for the three months ended June 30, 2023, and 2022, respectively, and (recoveries) expense of $(27,000) and $222,000 for the six months ended June 30, 2023, and 2022, respectively.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

NOTE 4 – PREPAID COSTS AND OTHER ASSETS
Prepaid expenses and other assets consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Prepaid insurance	$443	$1
Prepaid consulting service agreements – Spartan (1)	95	285
Prepaid software	107	176
Deposits	187	137
Subscriptions	638	—
Other	140	138
Total prepaid costs and other assets	1,610	737
Less: Non-current other assets	(187)	(137)
Prepaid expenses and other current assets	$1,423	$600

(1)
Spartan Capital Securities, LLC ("Spartan Capital") is a broker-dealer that has assisted the Company with a range of services including capital raising activities, M&A advisory, and consulting services. The Company has a five-year agreement with Spartan Capital commencing October 2018 for the provision of such services. During the years ended December 31, 2018 to December 31, 2020, a series of payments were made under the terms of this agreement, resulting in amounts being capitalized and amortized over the remaining life of the agreement. These amounts will be fully amortized by September 30, 2023.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	Estimated Useful Life (Years)	June 30, 2023	December 31, 2022
Furniture and fixtures	3-5	$8	$49
Computer equipment	3	125	340
Computer software	5	2,229	—
		2,362	389
Less: accumulated depreciation		(2,148)	(349)
Property and equipment, net		$214	$40
Depreciation and amortization expense for the three months ended June 30, 2023, and 2022 was $39,000 and $8,000, respectively, and $46,000 and $12,000 for the six months ended and June 30, 2023, and 2022, respectively.
The amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

NOTE 6 – INTANGIBLES ASSETS, NET
Website acquisitions, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Website acquisition assets	$1,124	$1,124
Less: accumulated amortization	(1,123)	(1,122)
Website acquisition assets, net	$1	$2
Other intangible assets, net consisted of the following (in thousands):

	As of June 30, 2023				As of December 31, 2022
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	2 - 10	$8,381	$(1,973)	$6,408	$2,759	$(1,617)	$1,142
IP/technology	10	5,821	(1,047)	4,774	1,983	(899)	1,084
Customer relationships	5 - 10	13,380	(5,023)	8,357	6,680	(4,419)	2,261
Non-compete agreements	3 - 5	402	(386)	16	402	(381)	21
Total		$27,984	$(8,429)	$19,555	$11,824	$(7,316)	$4,508

During the three and six months ended June 30, 2023, the Company acquired intangible assets through the acquisition of the Big Village Entities as follows, (in thousands):

	Useful Life (Years)	Amount
Trade name	7 to 10	$5,622
Developed technology	10	3,838
Customer relationships	7 to 10	6,700
Total		$16,160

	June 30, 2023	December 31, 2022
Website	$1	$2
Other intangibles	19,555	4,508
Total intangible, net	$19,556	$4,510

Amortization expense for the three months ended June 30, 2023 and 2022 was approximately $728,000 and $390,000, respectively, and $1.1 million and $786,000 for the six months ended and June 30, 2023, and 2022, respectively.

Amortization expense related to both the website acquisition costs and the intangible assets and is included in general and administrative expense in the statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

As of June 30, 2023, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows (in thousands):

Remainder of 2023	$1,650
2024	3,300
2025	2,539
2026	1,904
Thereafter	10,163
Total expected amortization expense	$19,556
NOTE 7 – GOODWILL
The following table represents the allocation of goodwill as of June 30, 2023, and December 31, 2022 (in thousands):

	Owned & Operated	Ad Exchange	Other	Total
December 31, 2022	$9,725	$9,920	$—	$19,645
Addition	—	—	1,291	1,291
June 30, 2023	$9,725	$9,920	$1,291	$20,936

Goodwill acquired as part of the Big Village Acquisition totals $1.3 million, and represents the value of unidentifiable intangible assets including future technology, new customer relationships and workforce. See Note 13, Business Combinations.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$11,139	$8,585
Accrued wages, commissions and bonus	644	380
Publisher cost	763	559
Professional fees	767	677
Subcontractor	1,270	—
Other	619	116
Total accounts payable and accrued expenses	$15,202	$10,317
NOTE 9 – OTHER LIABILITIES

Other liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Current portion of long term lease	$57	$38
Dividend payable	692	692
Project advance expense (1)	2,696	—
Litigation reserves	1,338	1,107
Other current liabilities	5	1
Total other liabilities	$4,788	$1,838
(1) Represents amount advanced by customers to cover third party expenses specifically related to their project, these expenses are offset against the advance and are not part of the Company's income statement.
NOTE 10 – CENTRE LANE SENIOR SECURED CREDIT FACILITY

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

On April 4, 2023, the Company entered into a commitment letter (the “Commitment Letter”) with Centre Lane Partners, pursuant to which they would provide financing in the form of a senior secured credit facility for the acquisition of the Big Village Entities.

On April 20, 2023, the Company and its subsidiaries entered into the Seventeenth Amendment to the Credit Agreement (the “Seventeenth Amendment”) with Centre Lane Partners. The Credit Agreement was amended, as provided in the Seventeenth Amendment, to provide for an additional term loan amount of $26.3 million to, among other things, finance the Acquisition. This term loan, which was provided by BV Agency, LLC, matures on April 20, 2026 and was issued at a discount of 5% or $1.3 million. Interest of 15% payable under the note payable-in-kind in lieu of cash payment up to April 30, 2024, then 5% payable quarterly in cash and 10% payable-in-kind in lieu of cash payment until maturity of April 20, 2026.

As part of the Seventeenth Amendment, the Company is required to pay an amendment fee of 2% of the principal amount of the existing First Out and Last Out Terms Loans, totaling $706,000, additionally, an exit fee of $18,000 of the loan to finance the Big Village Acquisition. The outstanding principal on these at April 20, 2023 was $31.0 million and

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

$4.3 million, respectively. These fees total $724,000 and are due on payable at maturity. Additionally, the maturity dates were extended to April 20, 2026.

Also, in connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. The shares valued $1.9 million, based on a per share price of $0.09, which was the closing price of the Company’s common stock at close of market on April 19, 2023. The issuance of the shares of common stock were not registered under the Securities Act of 1933, as amended (“Securities Act”), in accordance with Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. As of June 30, 2023, BV Agency, LLC and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

Including the Seventeenth Amendment, Centre Lane Partners subsequently loaned the Company an additional $36.0 million to provide liquidity to fund operations beginning in April 2021 (as amended, the “Centre Lane Senior Secured Credit Facility”). This Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

The original note issued under the Centre Lane Senior Secured Credit Facility initially bore interest at a rate of 6.0% per annum, with payments of 2.5% of outstanding principal beginning on June 30, 2023. The interest rate was increased to 10.0% pursuant to the first amendment to the Centre Lane Senior Secured Credit Facility and interest payable under the note is payable-in-kind (“PIK Interest”) in lieu of cash payment.

Commencing with the ninth amendment, the interest rate was increased to 12% on all subsequent draws with 8% payable quarterly in cash and 4% payable-in-kind in lieu of cash payment. These draws are known as the “last in first out loans”, totaling $4.4 million inclusive of exit fees at June 30, 2023, due and payable on April 20, 2026.

There is no prepayment penalty associated with this Centre Lane Senior Secured Credit Facility. However, partial or full prepayments of the Centre Lane Senior Secured Credit Facility would be required in the event of certain future capital raises.
Optional Prepayment

The Company may, at any time, voluntarily prepay, in whole or in part, a minimum of $250,000 of the outstanding principal of the loans, plus any accrued but unpaid interest on the aggregate principal amount of the loans being prepaid.
Repayment of Loans

The Company is required to repay in cash to Centre Lane Partners (i) commencing with the fiscal quarter ending on June 30, 2023, in consecutive quarterly installments to be paid on the last day of each fiscal quarter of the Company, an amount equal to 2.5% of the outstanding aggregate principal amount of the original principal plus draws advanced by amendments 2 through 8 along with accrued and unpaid interest (after giving effect to capitalized PIK Interest) and (ii) on the maturity date all outstanding obligations (including, without limitation, all accrued and unpaid principal and interest on the principal amounts of the Loans (including any accrued but uncapitalized PIK Interest)) of the loan parties that are due and payable on such date. The outstanding amount for these draws at June 30, 2023 is $32.4 million, inclusive of interest paid in kind.

On June 30, 2023, the Company and its subsidiaries entered into its Eighteenth Amendment with Centre Lane Partners regarding installment payment due on June 30, 2023, to be paid in equal monthly installments on July 3, 2023, August 7, 2023 and September 5, 2023, respectively.

During the three and six months ended June 30, 2023, the Company paid approximately $161,000 toward outstanding interest payable, there was no payment made during the same period for 2022.

There was no payment on the principal loan balance for the three and six months ended June 30, 2023, and 2022.
Fees

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is also required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services provided under the Credit Agreement. The Credit Agreement provides that this fee shall be in all respects fully earned, due and paid-in-kind by the Company on the effective date (“Effective Date”) of the Credit Agreement and on each anniversary of the Effective Date during the term of this agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $140,000 and is included in outstanding principal. The administrative fee charged during the three months ended June 30, 2023 and 2022 was $35,000 and $35,000, respectively.

The below table summarizes the loan balances and accrued interest for the periods ended June 30, 2023, and December 31, 2022, (in thousands):

	June 30, 2023	December 31, 2022

Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party (Current Portion)	$4,048	$4,860
Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	53,061	25,101
Net principal	57,109	29,961
Add: debt discount	7,041	3,148
Outstanding principal	$64,150	$33,109
The below table summarizes the movement in the outstanding principal for the periods ended June 30, 2023, and December 31, 2022, (in thousands):

	June 30, 2023	December 31, 2022
Opening balance	$33,109	26,334
Add:
Draws	27,816	3,050
Exit and other fees	818	621
Interest capitalized	2,407	3,104
	31,041	6,775
Outstanding principal	$64,150	$33,109

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain of its subsidiaries entered into various amendments to the Credit Agreement between itself and Centre Lane Partners. The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent. The Credit Agreement was amended to provide for additional loans used for working capital. In addition, and as part of the transaction, there are exit fees (the "Exit Fees"), which will be added and capitalized to the principal amount of the original loan. As of June 30, 2023, there were eighteen amendments to the Credit Agreement.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

new debt. A debt is considered extinguished if the present value of the new cash flows under the term of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the old debt.

In connection with the Seventeenth Amendment, the Company determined that the change was an extinguishment consistent with ASC 470, Debt, the old debt of $35.5 million was derecognized and the new debt of $62.7 million was recognized at estimated fair value. A gain on extinguishment was recognized against additional paid in capital of $670,000, as Centre Lane Partners is a related party.

On June 30, 2023, the Company and its subsidiaries entered into its Eighteenth Amendment with Centre Lane Partners regarding installment payment due on June 30, 2023, to be paid in equal monthly installments on July 3, 2023, August 7, 2023 and September 5, 2023, respectively. There was no impact on principal or interest and no fees incurred by the Company for this amendment.
The below table summarizes the amendments to the Credit Agreement that impacted principal, interest and fees that were executed by the Company since the inception of the facility to June 30, 2023, (in thousands, except for share data):

Number	Date	Draw $’000	Repayment Date	Interest Rate (PIK)	Interest Rate (Cash)	Agency Fee	Exit Fee (A)	Common Stock Issued	Accounting Impact
1	04/26/21	$—	April 20, 2026	10%	$—	$—	$—	150,000	Extinguishment	(B)
2	05/26/21	1,500	April 20, 2026	10%	—	—	750	3,000,000	Modification
3	08/12/21	500	April 20, 2026	10%	—	—	250	2,000,000	Modification
4	08/31/21	1,100	April 20, 2026	10%	—	—	550	—	Modification
5	10/08/21	725	April 20, 2026	10%	—	—	363	—	Extinguishment
6	11/05/21	800	April 20, 2026	10%	—	—	800	7,500,000	Modification
7	12/23/21	500	April 20, 2026	10%	—	70	500	—	Modification
		$5,125				$70	$3,213	12,650,000

8	01/26/22	350	April 20, 2026	10%	—	—	350	—	Modification
9	02/11/22	250	April 20, 2026	4%	8%	—	13	—	Modification
10	03/11/22	300	April 20, 2026	4%	8%	—	15	—	Modification
11	03/25/22	500	April 20, 2026	4%	8%	—	25	—	Modification
12	04/15/22	450	April 20, 2026	4%	8%	—	23	—	Modification
13	05/10/22	500	April 20, 2026	4%	8%	35	25	—	Modification
14	06/10/22	350	April 20, 2026	4%	8%	—	18	—	Modification
15	07/08/22	350	April 20, 2026	4%	8%	—	18	—	Modification
		$3,050				$35	$487	—

16	02/10/23	1,500	April 20, 2026	4%	8%	—	75	—	Modification
17	04/20/23	26,316	April 20, 2026	15%	—%	35	708	21,401,993	Extinguishment	(C)
		$35,991				$140	$4,483	34,051,993

(A)	Added and capitalized to the principal amount of the original loan and the original loan terms apply.

(B)
The Centre Lane Senior Secured Credit Facility was amended to permit the Company to raise up to $6.0 million of total cash proceeds from the sale of its preferred stock prior to December 31, 2021, without having to make a mandatory prepayment of the loans. Additionally, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum.

(C)	15% PIK until April 20, 2024, then 5% cash and 10% PIK thereafter.

Draws advanced by amendments 2 through 8 totaling $5.5 million and exit fees totaling $3.6 million, were due for full repayment on February 28, 2022. Prior to this date, the loan agreement allowed the Company to waive the accrual of

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

interest on these amounts. There was no repayment of these amounts, and as a result, on March 11, 2022, amendment 10 was executed, changing the repayment date of the outstanding principal and commencing interest accrual on the exit fees.

All amounts advanced for amendments 9 through 16 were due on June 30, 2023 along with accrued and unpaid interest, however, the maturity date was changed to April 20, 2026 with amendment 17. The outstanding amount at June 30, 2023 is $4.4 million, inclusive of interest paid in kind.

As of June 30, 2023 and December 31, 2022, of the Centre Lane Senior Secured Credit Facility was $57.1 million and $30.0 million, respectively, net of unamortized debt discount of $7.0 million and $3.1 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

Interest expense for the three and six months ended June 30, 2023, and 2022 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest expense	$1,707	$829	$2,570	$1,386
Amortization	536	331	837	608
Total interest expense	$2,243	$1,160	$3,407	$1,994

Subsequent Events

On July 28, 2023, the Credit Agreement was amended, to provide for an additional term loan amount of $2.0 million. This term loan matures on June 30, 2024.
See Note 23, Subsequent Events to the consolidated financial statements.
NOTE 11 – OCEANSIDE SHARE EXCHANGE LOAN

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
On August 15, 2020, the Company did not make payment on the one-year Closing Note and thereby defaulted on its obligation and the two-year Closing Note accelerated to become payable as of August 15, 2020. Upon default, the Closing Notes accrue interest at a 1.5% per month rate, or 18% annual rate.
On September 6, 2022, the Company’s Board of Directors (the "Board") approved a settlement with the Oceanside Shareholders providing for payment of $650,000 payable over a 50-month period which commenced January 2023. Amount unpaid as of June 30, 2023 was $572,000.
NOTE 12 – 10% CONVERTIBLE PROMISSORY NOTES

On November 30, 2018, the Company issued 10% convertible promissory notes ("Convertible Notes") in the amount of $80,000 to the Chairman of the Board, a related party. The Convertible Notes are unsecured and mature five years from issuance and are convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share. A beneficial conversion feature exists on the date the Convertible Notes were issued whereby the fair value of the underlying common stock to which the Convertible Notes are convertible is in excess of the face value of the Convertible Notes of $80,000.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

The principal balance of these Convertible Notes payable was $80,000 at June 30, 2023 and December 31, 2022. The total Convertible Notes payable was $75,000 and $68,000, net of discount of $5,000 and $12,000, at June 30, 2023 and December 31, 2022, respectively.

Interest expense for the Convertible Notes was $6,000 inclusive of interest of $2,000 and discount amortization of $4,000 for the three months ended June 30, 2023, and 2022. Interest expense for the Convertible Notes was $11,000 inclusive of interest of $4,000 and discount amortization of $7,000 for the six months ended June 30, 2023 and 2022.

The outstanding principal and interest of the Convertible Notes is due and payable November 2023.

NOTE 13 – BUSINESS COMBINATIONS

On April 20, 2023, the Company completed the Big Village Acquisition of two business units of Big Village Holding LLC for approximately $20.0 million, plus assumed liabilities, in an all-cash transaction funded by a senior secured credit facility.

As part of the Big Village Acquisition, the Company formed BV Insights, LLC ("Insights") and Big-Village Agency, LLC ("Agency") to incorporate the assets acquired in the transactions, additionally, letters of employment were extended to certain legacy employees of the Big Village Entities, resulting in a total of 203 employees accepting the offer of employment by the Company.
The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and intangibles. The goodwill of $1.3 million recognized was attributable to assembled workforce

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

and strategic benefits that are expected to be achieved. Identified intangibles total $16.2 million inclusive of the below, in thousands:

	Useful Life (Years)	Amount
Trade name	7 to 10	$5,622
Developed technology	10	3,838
Customer relationships	7 to 10	6,700
		$16,160
The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities at the date of the Big Village Acquisition, in thousands:

Purchase price consideration
Center Lane Senior Secured Credit Facility	$19,874

Fair value of assets assumed
Accounts receivable	$14,872
Intangibles	16,160
Goodwill	1,291
Prepaid and other assets	795
Property and equipment	216
33,334
Fair value of liabilities assumed
Accounts payable and accrued expenses	$7,271
Deferred revenue	4,754
Other current liabilities	1,435
13,460

Total fair value of assets and liabilities assumed	$19,874

We incurred costs related to the Big Village Acquisition of approximately $1.0 million during the three and six months ended June 30, 2023. Additionally, $2.8 million in cure claims was paid to accepted vendors on the closing date and $1.2 million was subsequently paid to employees representing bonus. Amounts for cure claims and bonuses are included above as part of assumed liability. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our consolidated statements of operations.

NOTE 14 – PAYCHECK PROTECTION PROGRAM
The Paycheck Protection Program (“PPP”) was established by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and administered by the Small Business Administration (“SBA”). During 2021 to 2022, the Company and one of its subsidiaries, Wild Sky Media, entered into agreements to borrow funds under the PPP program. Under the terms of the CARES Act, PPP loan recipients could apply for and be granted forgiveness for all, or a portion of loans granted under the PPP.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Second Bright Mountain PPP Loan
On February 17, 2021, the Company entered into a promissory note of $296,000 with Regions Bank (the “Second Bright Mountain PPP Loan”) which had a two-year term and bears interest at a rate of 1.0% per annum. This was the second tranche available under the PPP program and was forgiven as of June 15, 2022, and the Company recorded a non-cash gain of $296,000 on the PPP forgiveness during the three and six months ended June 30, 2022.
Second Wild Sky PPP Loan
On March 23, 2021, Wild Sky entered into a promissory note of $842,000 with Holcomb Bank (the “Second Wild Sky PPP Loan”) which had a two-year term and bears interest at a rate of 1.0% per annum. This was the second tranche available under the PPP program and was forgiven as of March 23, 2022, and the Company recorded a non-cash gain of $842,000 on the PPP forgiveness during the six months ended June 30, 2022.
NOTE 15 – REVENUE RECOGNITION
The following table represents our revenue disaggregated by type (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue:
Digital publishing	$1,444	$2,364	$2,399	$3,988
Advertising technology	11,172	3,353	11,715	5,188
Total revenue	$12,616	$5,717	$14,114	$9,176
Geographic Information
Revenue by geographical region consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue:
Unites States	$12,616	$5,053	$14,077	$8,108
Israel	—	664	37	1,068
Total revenue	$12,616	$5,717	$14,114	$9,176
Revenue by geography is generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% and 88% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 100% and 88% for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, and December 31, 2022, approximately 100% of our long-lived assets were attributable to operations in the United States. Long-lived assets include websites and other intangibles assets that are utilized in overall revenue generation.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Deferred Revenue
The movement in deferred revenue during the six months ended June 30, 2023 and the year ended December 31, 2022 comprised the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred revenue at start of the period	$737	$1,162
Amounts invoiced during the period	1,561	588
Business combination	4,754	—
Less: revenue recognized during the period	(2,189)	(1,013)
Deferred revenue at end of the period	$4,863	$737
NOTE 16 – STOCK BASED COMPENSATION

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan is the successor to the Company’s prior stock option plans (2011, 2013, 2015 and 2019 Plans) and accordingly no new grants will be made under the prior plans from and after the date of adoption of the Stock Option Plan. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of June 30, 2023, 16,543,215 shares were remaining under the Stock Option Plan for future issuance.
Options
As of June 30, 2023, options to purchase 5,956,785 shares of common stock were outstanding under the Stock Option Plan at a weighted average exercise price of $0.14 per share.
Compensation expense recorded in connection with the Stock Option Plan was $33,000 and $30,000 for the three months ended June 30, 2023 and 2022, respectively, with $58,000 and $59,000 for the six months ended June 30, 2023 and 2022, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.
The following table presents the activity of the Company’s outstanding stock options of common stock for the six months ended June 30, 2023:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	6,517,660	$0.12	7.8	$—
Granted	535,000	$0.16	9.2	$—
Exercised	(70,000)	—	—	$—
Forfeited	(869,375)	$0.01	—	$—
Expired	(156,500)	0.10	—	—
Balance Outstanding, June 30, 2023	5,956,785	$0.14	8.2	$—
Exercisable at, June 30, 2023	1,835,897	$0.29	6.3	$—
Unvested at, June 30, 2023	4,120,888	$0.07	9.0	$—

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
As of June 30, 2023, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $167,588 to be recognized through May 2030.
The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards for the three months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Expected Term (years)	6.25	6.25
Expected volatility	499%	412%
Risk -free interest rate	3.59%	2.70%
Dividend yield	—%	—%
Expected forfeiture rate	—%	—%
535,000 and 4,845,433 options were issued during the six months ended June 30, 2022 and 2022.
NOTE 17 – FAIR VALUE MEASUREMENTS

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
NOTE 18– COMMITMENTS AND CONTINGENCIES
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement that expired on October 31, 2021 (as amended, the “Lease”). On June 14, 2022, the Company signed a second lease addendum (the “Second Addendum”) to the Lease with a lease term for five years beginning upon completion of improvements to the office space by the landlord, which was completed on September 12, 2022. The annual base rent is $100,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the Lease for one additional five-year term.

At June 30, 2023 the operating lease asset was $338,000 and is included under assets on the consolidated balance sheet.

At June 30, 2023, the operating lease liability was $333,000, including current portion of $57,000 and is included under liabilities on the consolidated balance sheet.
Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at Lease commencement. Operating lease expense was approximately $40,000 and $81,000 for the three and six months June 30, 2023, respectively, and there was no such expense for the same period in 2022.

Rent expense prior to commencement of the Lease for the three and six months ended June 30, 2022 was $44,000 and $92,000, respectively.
The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability.
As of June 30, 2023 and December 31, 2022, the right-of-use asset and lease liability for the operating lease are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets
Operating lease right-of-use asset	$338	$367

Liabilities
Operating lease liability, current	$57	$38
Operating lease liability, net of current portion	276	319
Total operating lease liability	$333	$357

Current portion of operating lease liability of $57,000 and $38,000 is included in other liabilities on the balance sheets at June 30, 2023 and December 31, 2022, respectively.
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida, Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of an impending Big Village Acquisition. Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition.
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
NOTE 19 – SHAREHOLDERS’ DEFICIT
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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

There were no shares of preferred stock issued or outstanding at June 30, 2023, and December 31, 2022.

At June 30, 2023 and December 31, 2022, accrued unpaid preference dividend was $692,000 payable to the Company's Chairman, Mr. Kip Speyer, and is included under other liabilities in the consolidated balance sheet.
Common Stocks
Shares of Common Stock under the Stock Option Plan
On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan is a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of June 30, 2023, 16,543,215 shares were remaining under the 2022 Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Issuance of Common Stock
During the three and six months ended June 30, 2023, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Shares (#)	Value	Shares (#)	Value
Shares issued to Centre Lane related to debt financing	21,401,993	$1,926	21,401,993	$1,926
Common stock issued for options exercised	70,000	1	70,000	1
Common stock issued for services rendered	—	—	190,000	31
	21,471,993	$1,927	21,661,993	$1,958
During the six months ended June 30, 2022, the Company issued a net 174,253 shares of our common stock for the following concepts (in thousands, except share data):

	Shares (#)	Value
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	174,253	$279
Total	174,253	$279
Treasury Stocks

During the year ended December 31, 2021, three shareholders relinquished their Bright Mountain common stock shares. A total of 825,175 shares were acquired with a value of $220,000. The shares are being held as Treasury Stock by the Company.

Warrants
At June 30, 2023, we had 31,173,316 common stock warrants outstanding to purchase shares of our common stock with an exercise price ranging between $0.65 and $1.00 per share. A summary of the Company’s warrants outstanding as of June 30, 2023, is presented below:

Warrants as of June 30, 2023 Exercise Price	Number Outstanding	Gross cash proceeds if exercised
$1.00	4,992,308	$4,992
$0.65	10,725,000	$6,971
$0.75	15,456,008	$11,592
	31,173,316	$23,555
Approximately 4,825,000 common stock warrants expired during the six months ended June 30, 2023.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
At December 31, 2022, we had 35,998,316 common stock warrants outstanding to purchase shares of our common stock with an exercise price ranging between $0.65 and $1.00 per share. A summary of the Company’s warrants outstanding as of December 31, 2022, is presented below:

Warrants as of December 31, 2022 Exercise Price	Number Outstanding	Gross cash proceeds if exercised
$1.00	4,992,308	$4,992
$0.65	15,550,000	$10,108
$0.75	15,456,008	$11,592
	35,998,316	$26,692
NOTE 20 – LOSS PER SHARE

As of June 30, 2023, and 2022, there were 172,106,629 and 149,984,636 shares of common stock issued, respectively, and 171,281,454 and 149,159,461 shares of common stock outstanding, respectively. Outstanding shares as of June 30, 2023, and 2022, have been adjusted to reflect 825,175 treasury shares.

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
The following tables reconcile actual basic and diluted earnings per share for the three and six months ended June 30, 2023, and 2022 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Loss per share:
Numerator:
Net loss	$(6,071)	$(1,458)	$(9,867)	$(3,575)
Preferred stock dividends	—	(1)	—	(2)
Net loss available to common shareholders	$(6,071)	$(1,459)	(9,867)	(3,577)
Denominator
Weighted-average common shares outstanding
Basic and diluted	166,779,390	149,159,461	158,291,304	149,130,579
Net loss per common share
Basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.02)

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of June 30,
	2023	2022
Shares unvested and subject to exercise of stock options	5,956,785	6,188,660
Shares subject to warrants stock conversion	31,173,316	35,823,316
Shares subject to convertible preferred stock conversion	—	125,000
Shares subject to convertible notes stock conversion	200,000	200,000
NOTE 21 – RELATED PARTIES
Centre Lane Partners

Centre Lane Partners, who sold the Wild Sky business to the Company in June 2020 has partnered and assisted the Company from a liquidity perspective during 2022 and through the six months ended June 30, 2023.

Additionally, in connection with the Seventeenth Amendment, on June 30, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners.

This relationship has been determined to qualify as a related party, BV Agency, LLC and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions. Through June 30, 2023, the Company has entered into 18 amendments to the Credit Agreement between itself and Centre Lane Partners. See Note 10, Centre Lane Senior Secured Credit Facility for more information.

The total related party debt owed to Centre Lane Partners was $64.2 million and $33.1 million as of June 30, 2023 and December 31, 2022, respectively. See Note 10, Centre Lane Senior Secured Credit Facility, for more information.
Convertible Promissory Note
As discussed in Note 12, 10% Convertible Promissory Notes, the note payable to the Chairman of the Board amounted to $80,000 and $80,000 as of June 30, 2023, and December 31, 2022, respectively. See Note 12, 10% Convertible Promissory Notes for further discussion on these notes payable.
Preferred Stocks
During the three months ended June 30, 2023, and 2022, the Company paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $0 and $1,200, respectively, held by affiliates of the Company.
During the six months ended June 30, 2023, and 2022, the Company paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $0 and $2,500, respectively, held by affiliates of the Company.
At June 30, 2023 and December 31, 2022, accrued unpaid preference dividend was $692,000. These amounts are payable to the Company's Chairman, Mr. Kip Speyer.
NOTE 22 – INCOME TAXES
The Company recorded $0 tax provision for the three and six months ended June 30, 2023, and 2022, due in large part to its expected tax losses for the period and maintaining a full valuation allowance against its net deferred tax assets.
At June 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and six months ended June 30, 2023, and 2022.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
NOTE 23 – SUBSEQUENT EVENTS
Centre Lane Senior Secure Credit Facility Amendment

On July 28, 2023, the Company and its subsidiaries, CL Media Holdings LLC, Bright Mountain LLC, MediaHouse, Inc., Big-Village Agency LLC, and BV Insights LLC, and Centre Lane Partners entered into the Nineteenth Amendment to the Credit Agreement (the “Nineteenth Amendment”). The Credit Agreement was amended, as provided in the Nineteenth Amendment, to provide for an additional term loan amount of $2.0 million to, among other things, finance the integration and further growth of the Company post-Acquisition. This term loan matures on April 20, 2026.

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

The Company generates revenue through sales of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue. We also generate advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs and sellers known as SSPs. Additionally, following the acquisition of Big Village’s agency and insights divisions, advertising technology is also derived from consumer insights and creative media services. Revenue is primarily derived from providing a single integrated service for research, planning and execution of creative and media marketing campaigns.
Asset Purchase Agreement

On April 20, 2023, the Company completed the acquisition of two business units of Big Village (Big Village Insights, Inc and Big Village Agency LLC, (together, the “Big Village Entities”)) for approximately $20.0 million, plus assumed liabilities, in an all-cash transaction funded by a senior secured credit facility (the "Big Village Acquisition").

As part of the Big Village Acquisition, the Company formed BV Insights, LLC (“Insights”) and Big-Village Agency, LLC ("Agency") to incorporate the assets acquired in the transactions, additionally, letters of employment were extended to certain legacy employees of the Big Village Entities, resulting in a total of 203 employees accepting the offer of employment by the Company.

Insights is a global business intelligence firm providing primary research, secondary research, competitive intelligence and expert insight to address customer's strategic issues. Insights' revenue is primarily derived from providing a single integrated service for research.

Agency is a digital marking service company, providing advertising technology serving advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. Agency's revenue is derived from the planning and execution of creative and media marketing campaigns.
Key Factors Affecting Our Performance

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

Limited Number of Customers. During the six months ended June 30, 2023 and 2022 one customer represented 12.7% and 34.9% of revenue, respectively.

Managing Industry Dynamics. We operate in the rapidly evolving digital advertising industry. Advances in programmatic advertising technologies, which is the efficient and automated method of purchasing ads online, has enabled publishers to auction their ad inventory to more buyers, simultaneously in real time. As advertisers keep pace with ongoing changes in the way that consumers view and interact with digital media there will be further innovation. We believe our focus on our customers has allowed us to understand their needs and our ongoing innovation has enabled us to quickly adapt to changes in the industry, develop new solutions and do so cost effectively. Our performance depends on our ability to keep pace with industry changes and the evolving needs of our customers while continuing our cost efficiency.

Additionally, companies are looking for new means to target their messaging to their desired audiences as regulatory concerns accelerate the impact on existing industry standards. Tech companies will be limited in how they monetize personal information for advertising purposes.

Two highly visible examples of this trend are the impending degradation of Google’s third-party cookie and the data security measures embedded within Apple’s iPhone. This has created a need for companies to find new methods to better understand their target audiences, and have the tools to reach those audiences.
Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$12,616	$5,717	$14,114	$9,176
Cost of revenue	9,162	2,900	10,132	4,628
Gross margin	3,454	2,817	3,982	4,548
General and administrative expenses	7,374	3,443	10,802	7,293
Total financing income (expense)	(2,151)	(832)	(3,047)	(830)
Net loss	(6,071)	(1,458)	(9,867)	(3,575)

Adjusted EBITDA (1)	$(1,856)	$39	$(3,942)	$(1,389)

(1) For a reconciliation of net loss to Adjusted EBITDA see “Use of Non-GAAP Financial Measures” below.

Revenue

The Company generates revenue as follows:

•selling of advertising services which generate revenue from advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue;

•generating advertising services revenue from facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs and sellers known as SSPs;

•serving advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and

•providing primary research, secondary research, competitive intelligence and expert insight to address customer's strategic issues, where revenue is primarily derived from providing a single integrated service for research.

Revenue increased $6.9 million or 121% for the three months ended June 30, 2023, compared to the same period in 2022. Revenue increased $4.9 million or 54% for the six months ended June 30, 2023, compared to the same period in 2022. See below for a detailed analysis of revenue for the three and six months ended June 30, 2023, and 2022.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which include revenue share paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers and sales commission.

Costs of revenue increased approximately $6.3 million or 216% for the three months ended June 30, 2023 compared to 2022. Costs of revenue increased approximately $5.5 million or 119% for the six months ended June 30, 2023 compared to 2022. See below for a detailed analysis of cost of revenue for the three and six months ended June 30, 2023, and 2022.

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

General and administrative expenses increased approximately $3.9 million or 114% for the three months ended June 30, 2023 compared to 2022. General and administrative expenses increased approximately $3.5 million or 48% for the six months ended June 30, 2023 compared to 2022. See below for a detailed analysis of general and administrative expenses for the three and six months ended June 30, 2023 and 2022.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net loss from operations for the quarter ended June 30, 2023 was $6.1 million as compared to a net loss of $1.5 million for the same period in 2022. The following is our analysis for the period.

	Three Months Ended June 30,
	2023	2022	Change	% Change

Revenue	$12,616	$5,717	$6,899	121%	increased
Cost of revenue	9,162	2,900	6,262	216%	increased
Gross margin	3,454	2,817	637	23%	increased
General and administrative expense	7,374	3,443	3,931	114%	increased
Loss from operations	(3,920)	(626)	(3,294)	526%	increased
Financing (expense) income	(2,151)	(832)	(1,319)	159%	increased
Net loss	(6,071)	(1,458)	(4,613)	316%	increased

Gross margin %	27%	49%	(22)%	(44)%	decreased

Revenue

Our revenue showed an overall increase of $6.9 million or 121% for the three months ended June 30, 2023 compared to the same period in 2022 and was driven by a combination of the Big Village Acquisition offset by macroeconomics factors coupled with overall reduction in spending by some partners due to inflationary concerns, which has led to lower than normal rates. Macroeconomic impact was noted significantly by direct sales for the digital publishing customers as well as reduction in traffic. We also noted one of our partners changing its platform to favor short video and other "creator" content over news and media type content.

The Company focuses on digital publishing and advertising technology.

Digital Publishing

Digital publishing decreased by $895,000 or 38% for the three months ended June 30, 2023 compared to the same period in 2022. Approximately $1.5 million or 12% of the Company’s revenue for the three months ended June 30, 2023 was generated from our digital publishing customers compared to $2.4 million or 41% for the same period in 2022.

Advertising Technology

Advertising technology increased by $7.8 million or 233% for the three months ended June 30, 2023 compared to the same period in 2022. Approximately $11.2 million or 89% of the Company’s revenue for the three months ended June 30, 2023 was generated from our advertising technology customers compared to $3.4 million or 59% for the same period in 2022. The increase is attributable to the Big Village Entities which represents $9.2 million or 82% of advertising technology sales and 73% of overall revenue for the three months ended June 30, 2023.

During the three months ended June 30, 2023, approximately 100% of advertising technology revenue was generated in the U.S. and 0% was generated from our business in Israel, compared to 80% and 20% in the U.S. and Israel, respectively, for the same period in 2022. During the latter part of 2022, the Company started scaling down its operations in Israel and focusing more on its U.S. market in advertising technology to capitalize on more attractive revenue streams.

Cost of Revenue

	Three Months Ended June 30,
	2023	2022	Change	% Change
Direct salaries and labor cost	$2,528	$—	$2,528	100%	increased
Direct project cost	2,576	—	2,576	100%	increased
Non-direct project cost	2,390	—	2,390	100%	increased
Revenue share	1,131	1,654	(523)	(32)%	decreased
Content creation	307	365	(58)	(16)%	decreased
Sales commission	196	298	(102)	(34)%	decreased
Other	34	583	(549)	(94)%	decreased
	$9,162	$2,900	$6,262	216%	increased
Costs of revenue increased $6.3 million or 216% for the three months ended June 30, 2023, compared to the same period for 2022. Approximately $7.5 million or 82% in cost of revenue is attributable to the Big Village Entities for the three months ended June 30, 2023.
Direct Salaries and Labor
Direct salaries and labor cost was $2.5 million for the three months ended June 30, 2023 and represents 28% of overall cost of revenue and represent salary and labor cost of employees that works directly on customer's project for the Big Village Entities.
Direct salaries and labor cost also includes approximately $1.2 million for the three months ended June 30, 2023, representing bonus paid to the employees of Big Village as part of the Big Village Acquisition.
Direct Project Cost
Direct project cost was $2.6 million for the three months ended June 30, 2023 and represents 28% of overall cost of revenue and includes payments made to third-parties that are directly attributable to completion of project to allow for revenue recognition for the Big Village Entities.
Non-Direct Cost
Non-direct cost was $2.4 million for the three months ended June 30, 2023 and represents 26% of overall cost of revenue, these cost are overall client services that are not specifically related to a particular project.
Revenue Share
Revenue share cost represents $1.1 million or 12% and 57% overall cost of revenue for the three months ended June 30, 2023 and 2022, respectively, and represents payments to media providers and website publishers.
Gross Margin
Our gross margin increased $637,000 or 23% for the three months ended June 30, 2023, compared to the same period for 2022.

General and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	Change	% Change
Personnel cost	$2,017	$1,579	$438	28%
Legal expense	607	231	376	163%
Professional fees	2,789	665	2,124	319%
Insurance	272	152	120	79%
Depreciation and amortization expense	766	398	368	92%
Website expense	378	339	39	12%
Other	545	79	466	590%
Total	$7,374	$3,443	$3,931	114%

Gross margin as a percentage of general and administrative expense	47%	82%	(35)%	(43)%
General and administrative expenses increased $3.9 million, or 114% for the three months ended June 30, 2023, compared to the same period in 2022. The reduction is primarily due to a combination of factors as discussed below.

Personnel Cost

Personnel cost increased by approximately $438,000 or 28% for the three months ended June 30, 2023 compared to the same period in 2022. This change is mainly driven by a combination of an increase and reduction in head count.

During the three months ended June 30, 2023, the Company's headcount increased by 205 employees, with 203 employees attributable to the Big Village Acquisition. Personnel cost for Big Village employees are allocated between cost of revenue and general and administrative expenses depending on their contribution to certain revenue generated projects. Amount included in general and administrative expenses was $194,000 with $2.5 million included under cost of revenue for the three months ended June 30, 2023.

During the three months ended June 30, 2023, the Company's headcount was reduced by 12 employees that were terminated as a reduction in force. The Company incurred severance cost of approximately $114,000 which was paid subsequent to the quarter end.

The Company incurred severance cost of approximately $29,000 associated with head count reduction during the same period for 2022.

Legal Fees

Legal fees increased $376,000 or 163%, for the three months ended June 30, 2023, compared to the same period in 2022. Approximately $359,000 represents cost associated with the Big Village Acquisition.

Professional Fees

Professional fees increased $2.1 million or 319%, for the three months ended June 30, 2023, compared to the same period in 2022. Approximately $685,000 represents cost associated with the Big Village Acquisition.

Financing Expense

	Three Months Ended June 30,
	2023	2022	Change	% Change
Interest expense	$2,254	$1,167	$1,087	93%
Gain of forgiveness of PPP loan	—	(296)	296	(100)%
Other expense (income)	(103)	(39)	(64)	164%
Total financing expense (income)	$2,151	$832	$1,319	159%

Financing expense increased $1.3 million or 159% for the three months ended June 30, 2023, compared to the same period 2022. This increase was largely attributable to a $1.1 million increase in interest expense related to the Centre Lane Senior Secured Credit Facility, which reflected higher principal and fees due to the Centre Lane Senior Secured Credit Facility amendments during the year ended December 31, 2022 and through the quarter end. This increase was offset by a reduction in the Paycheck Protection Program ("PPP") loan forgiveness amount, which was $296,000 in 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Net loss from operations for the six months ended June 30, 2023 was $9.9 million as compared to a net loss of $3.6 million for the same period in 2022. The following is our analysis for the period.

	Six Months Ended June 30,
	2023	2022	Change	% Change
Revenue	$14,114	$9,176	$4,938	54%	increased
Cost of revenue	10,132	4,628	5,504	119%	increased
Gross margin	3,982	4,548	(566)	(12)%	decreased
General and administrative expense	10,802	7,293	3,509	48%	increased
Loss from operations	(6,820)	(2,745)	(4,075)	148%	increased
Financing (expense) income	(3,047)	(830)	(2,217)	267%	increased
Net loss	$(9,867)	$(3,575)	$(6,292)	176%	increased

Gross margin %	28%	50%	(22)%	(44)%	decreased
Revenue
Our revenue showed an overall increase of $4.9 million or 54% for the six months ended June 30, 2023 compared to the same period in 2022 and was driven by a combination of the acquisition of the Big Village Entities offset by macroeconomics factors coupled with overall reduction in spending by some partners due to inflationary concerns, this has led to lower than normal rates. Macroeconomic impact was noted significantly by direct sales for the digital publishing customers as well as reduction in traffic. We also noted one of our partners changing its platform to favor short video and other "creator" content over news and media type content.

Digital Publishing

Digital publishing reduced by $1.6 million or 39% for the three months ended June 30, 2023 compared to the same period in 2022. Approximately $2.4 million or 17% of the Company’s revenue for the six months ended June 30, 2023 was generated from our digital publishing customers compared to $4.0 million or 43% for the same period in 2022.

Advertising Technology

Advertising technology increased by $6.5 million or 126% for the six months ended June 30, 2023 compared to the same period in 2022. Approximately $11.7 million or 83% of the Company’s revenue for the six months ended June 30,

2023 was generated from our advertising technology customers compared to $5.2 million or 57% for the same period in 2022. The increase is attributable to the Big Village Entities which represents 79% or $9.2 million of advertising technology sales and 65% of overall revenue for the six months ended June 30, 2023.

During the six months ended June 30, 2023, approximately 100% of advertising technology revenue was generated in the U.S. and 0% was generated from our business in Israel, compared to 79% and 21% in the U.S. and Israel, respectively, for the same period in 2022. During the latter part of 2022, the Company started scaling down its operations in Israel and focusing more on its U.S. market in advertising technology to capitalize on more attractive revenue streams.
Cost of Revenue

	Six Months Ended June 30,
	2023	2022	Change	% Change
Direct salaries and labor	$2,528	$—	$2,528	100%	increased
Direct project and other cost	2,576	—	2,576	100%	increased
Non-direct project cost	2,390	—	2,390	100%	increased
Revenue share	1,617	2,447	(830)	(34)%	decreased
Content creation	598	672	(74)	(11)%	decreased
Sales commission	247	336	(89)	(26)%	decreased
Other	176	1,173	(997)	(85)%	decreased
	$10,132	$4,628	$5,504	119%	increased
Direct Salaries and Labor
Direct salaries and labor cost was $2.5 million for the six months ended June 30, 2023 and represents 25% of overall cost of revenue and represent salary and labor cost of employees that works directly on customer's project for the Big Village Entities.
Direct salaries and labor cost also includes approximately $1.2 million for the six months ended June 30, 2023, representing bonus paid to the employees of Big Village as part of the Big Village Acquisition.
Direct Project Cost
Direct project cost was $2.6 million for the six months ended June 30, 2023 and represents 25% of overall cost of revenue and includes payments made to third-parties that are directly attributable to completion of project to allow for revenue recognition for the Big Village Entities.
Non-Direct Cost
Non direct cost was $2.6 million for the six months ended June 30, 2023 and represents 24% of overall cost of revenue, these cost are overall client services that are not specifically related to a particular project.
Revenue Share
Revenue share cost represents $1.6 million or 16% and $2.4 million or 53% overall cost of revenue for the six months ended June 30, 2023 and 2022, respectively, and represents payments to media providers and website publishers.
Gross Margin
Our gross margin decreased $566,000 or 12% for the six months ended June 30, 2023, compared to the same period for 2022 which is consistent with the increase noted in revenue and cost of revenue.

General and Administrative Expenses

	Six Months Ended June 30,
	2023	2022	Change	% Change
Personnel cost	$3,762	$3,300	$462	14%	increased
Legal fees	660	312	348	112%	increased
Professional fees	3,574	1,416	2,158	152%	increased
Insurance	431	296	135	46%	increased
Depreciation and amortization	1,160	798	362	45%	increased
Website expense	687	692	(5)	(1)%	decreased
Other	528	479	49	10%	increased
Total	$10,802	$7,293	$3,509	48%	increased

Gross margin as a percentage of general and administrative expense	37%	62%	(25)%	(41)%	decreased
General and administrative expenses increased $3.5 million, or 48% for the six months ended June 30, 2023, compared to the same period in 2022. The reduction is primarily due to a combination of factors as discussed below.
Personnel Cost
Personnel cost increased approximately $462,000 or 14% for the six months ended June 30, 2023 compared to the same period in 2022. This change is mainly driven by an increase in head count, as a result of the acquisition of Big Village Entities.
During the six months ended June 30, 2023 the Company's headcount increased by 205 employees, with 203 employees attributable to the Big Village Acquisition. Personnel cost for Big Village employees are allocated between cost of revenue and general and administrative expenses depending on their contribution to certain revenue generated projects. Amount included in general and administrative expenses was $194,000 with $2.5 million included under cost of revenue for the six months ended June 30, 2023.

During the six months ended June 30, 2023, the Company's headcount was reduced by 17 employees including 12 employees that were terminated as a reduction in force. The Company incurred severance cost of approximately $236,000 which was paid subsequent to the quarter end.

The Company incurred severance cost of approximately $29,000 associated with head count reduction during the same period for 2022.
Legal Expense
Legal fees increased $348,000 or 112%, for the six months ended June 30, 2023, compared to the same period in 2022. Approximately $359,000 represents cost associated with the Big Village Acquisition.
Professional Fees
Professional fees increased $2.2 million or 152%, for the six months ended June 30, 2023, compared to the same period in 2022. Approximately $685,000 represents cost associated with the Big Village Acquisition.

Financing Expense

	Six Months Ended June 30,
	2023	2022	Change	% Change
Interest expense	$3,428	$2,006	$1,422	71%	increased
Gain of forgiveness of PPP loan	—	(1,137)	1,137	(100)%	decreased
Other expense (income)	(381)	(39)	(342)	877%	increased
Total financing expense (income)	$3,047	$830	$2,217	267%	increased
Financing expense increased $2.2 million or 267% for the six months ended June 30, 2023, compared to the same period 2022. This increase was largely attributable to a $1.4 million increase in interest expense related to the Centre Lane Senior Secured Credit Facility, which reflected higher principal and fees due to the Credit Agreement amendments during the year ended December 31, 2022 through the quarter end. This increase was offset by a reduction in the Paycheck Protection Program ("PPP") loan forgiveness amount, which was $1.1 million in 2022.
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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss before tax plus:	(6,071)	(1,458)	(9,867)	(3,575)
Depreciation expense	39	8	46	12
Amortization of intangibles	728	390	1,114	786
Amortization of debt discount	540	335	844	615
Other interest expense	8	1	10	1
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes - related party	1,709	836	2,573	1,396
EBITDA	(3,047)	112	(5,280)	(765)
Stock compensation expense	33	30	58	176
Gain on forgiveness of PPP loan	—	(296)	—	(1,137)
Non-restructuring severance expense	114	29	236	29
Non-recurring professional fees	685	164	685	308
Non-recurring legal fees	359	—	359	—
Adjusted EBITDA	$(1,856)	$39	$(3,942)	$(1,389)
Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities and net working capital (deficit) as of June 30, 2023, compared to December 31, 2022.

	June 30, 2023	December 31, 2022
Total current assets	$19,998	$4,501
Total current liabilities	29,011	17,851
Net working capital deficit	$(9,013)	$(13,350)

As of June 30, 2023, we had a cash balance of $3.4 million compared with a cash balance of $0.3 million as of December 31, 2022.

During the six months ended June 30, 2023 and 2022, the Company received $6.6 million and $2.7 million, respectively, in debt financing from Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners"). The use of the funds was for general working capital needs and to fund the Big Village Acquisition. See Note 10, Centre Lane Senior Secured Credit Facility for more information.
Going Concern
Going Concern and Liquidity
Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $124.1 million as of June 30, 2023. Cash flows used in operating activities were $3.6 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had approximately a $9.0 million working capital deficit, inclusive of $3.4 million in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring all strategic alternatives, including restructuring or refinancing its debts, seeking additional debt, such as borrowings under the Credit Agreement or equity capital. The ability to access the capital market is also dependent on the stock volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

In considering our forecast for the next twelve months, the Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, the Company’s available cash will not be sufficient to fund its anticipated level of operations. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

The accompanying unaudited consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	(3,594)	(2,814)
Investing activities	(4)	(4)
Financing activities	6,627	2,454
Effect of foreign exchange rates on cash	5	—
Increase (decrease) in cash and cash equivalents	3,034	(364)

Operating Activities

For the six months ended June 30, 2023, cash used in operating activities was $3.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $9.9 million, adjusted for non-cash charges of $1.1 million for amortization of intangible assets, $844,000 of amortization of debt discount, $58,000 of stock-based compensation expense, $2.4 million in interest paid in kind on the Centre Lane Credit Facility and a $1.8 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $3.3 million increase in accounts receivables offset by a $2.3 million increase in accounts payable and accrued expenses, an increase in other liabilities of $1.5 million, and a $627,000 increase in deferred revenue.

For the six months ended June 30, 2022, cash used in operating activities was $2.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $3.6 million, adjusted for non-cash charges of $786,000 for amortization of intangible assets, $615,000 of amortization of debt discount, $59,000 of stock-based compensation expense, $117,000 of stock compensation for Oceanside shares, $222,000 for the provision of bad debt, $1.1 million from the gain on forgiveness of PPP loan and a $88,000 net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $950,000 increase in accounts payable and accrued expenses, a $146,000 decrease in accounts receivable, a $1.4 million increase in interest payable on Centre Lane Senior Secured Credit Facility, and a $539,000 increase in deferred revenue, offset by a $324,000 increase in prepaid and other current assets.
Investing Activities

Cash used in investing activities of $4,000 and $4,000 for the six months ended June 30, 2023, and 2022, respectively, was due entirely to the purchase of property and equipment.
Financing Activities

During the six months ended June 30, 2023, and 2022 the Company raised $6.6 million and $2.7 million, respectively, of debt financing from Centre Lane Senior Secured Credit Facility, which was used primarily to fund our working capital and the Big Village Acquisition.

Contractual Obligations and Commitments
The Company leases its corporate offices under a long-term non-cancellable operating lease agreement that expired on October 31, 2021. On June 14, 2022, the Company signed a second lease addendum (“Second Addendum”) to the lease with a lease term for five years beginning upon completion of improvements to the office space by the Landlord, which was completed on September 12, 2022. The annual base rent is $96,000, with a provision for a 3% increase on each anniversary of the rent commencement date, the lease expires in 2027. The Company has the option to renew the lease for one additional five-year term. See Note 18, Commitment and Contingencies for details regarding the Company’s lease.
There were no other material changes in our contractual obligations and commitments from those disclosed above and in the Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of June 30, 2023, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.
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
Business Combination
We account for acquisitions under FASB ASC Topic 805, Business Combinations, ("ASC 805"). In general, the acquisition method of accounting requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. We primarily estimate fair value of identified intangible assets using discounted cash flow analyses based on market participant based inputs. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded as goodwill in our condensed consolidated balance sheets. Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in our condensed consolidated statement of operations. The Company has allocated the purchase price based on preliminary estimates of fair value for the assets acquired and liabilities assumed using information currently available. Adjustments, if any, to the preliminary allocation are not expected to be material.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the period ended June 30, 2023, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

As set forth below, management will take steps to remediate the material weaknesses identified below. Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended June 30, 2023.

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

During the six months ended June 30, 2023, the Company commenced its remediation plan to enhance controls relating to the accounting of its debt arrangements that includes the following:

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

•We no longer rely on a third-party consultant to prepare our SEC filings, and this is now being done internally.

•We have engaged a third-party company to assist the Company with SOX compliance.

•We are in the process of completing our information technology general controls ("ITGC") risk assessment and moving forward to document and implement controls over the revenue process.

We will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of developments to legal proceedings during the six months ended June 30, 2023, see “Litigation” under Note 18, “Commitments and Contingencies” to our consolidated financial statements.
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

2.1	Asset Purchase Agreement, as modified, dated April 10, 2023	8-K	4/13/23	2.1

10.1	Seventeenth Amendment to Amended and Restated Senior Secured Credit Agreement dated April 20, 2023	8-K	4/26/23	10.1

10.2	Annex A to the Credit Agreement dated February 10, 2023	8-K	4/26/23	10.2

10.3	Eighteenth Amendment to Amended and Restated Senior Secured Credit Agreement dated June 30, 2023				Filed

10.5	Nineteenth Amendment to the Amended and Restated Senior Secured Credit Agreement dated July 28, 2023	8-K	8/3/23	10.1

10.6	Annex A to the Credit Agreement dated July 28, 2023	8-K		10.2

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350				Filed

32.2*	Certification of the Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 1350				Filed

101.INS	Inline XBRL Instance Document				Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

BRIGHT MOUNTAIN MEDIA, INC.

August 14, 2023	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Miriam Martinez
Miriam Martinez,
Chief Financial Officer (Principal Financial and Accounting Officer)