Form 10-Q
period 2023-09-30
Bright Mountain Media, Inc.
filed 2023-11-14
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 13, 2023, there were 171,301,454 shares of the issuer’s common stock outstanding.

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
•our ability to predict the impact of COVID-19 and other future pandemics or outbreaks of disease;
•our ability to protect our content;
•our ability to protect our intellectual property rights;
•the success of our technology development efforts;
•our ability to obtain or maintain key website addresses;
•our dependence on certain third-party service providers;
•liability related to content which appears on our websites;
•cybersecurity risk associated with cyber attack or data breach;
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
OTHER PERTINENT INFORMATION
Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “us," “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2023” refers to the three months ended September 30, 2023, “third quarter of 2022” refers to the three months ended September 30, 2022, and “2022” refers to the year ended December 31, 2022. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share figures)

	September 30, 2023	December 31, 2022*
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,780	$316
Accounts receivable, net	16,161	3,585
Prepaid expenses and other current assets	813	600
Total Current Assets	19,754	4,501
Property and equipment, net	176	40
Intangible assets, net	16,189	4,510
Goodwill	8,349	19,645
Operating lease right-of-use asset	321	367
Other assets, non-current	187	137
Total Assets	$44,976	$29,200
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$14,375	$10,317
Other current liabilities	4,697	1,344
Interest payable – 10% Convertible Promissory Notes – related party	37	31
Deferred revenues	4,489	737
Note payable – 10% Convertible Promissory Notes, net of discount – related party	78	68
Note payable – Centre Lane Senior Secured Credit Facility – related party (current portion)	4,716	4,860
Total Current Liabilities	28,392	17,357
Other liabilities, non-current	364	494
Note payable – Centre Lane Senior Secured Credit Facility, net of discount – related party	56,723	25,101
Operating lease liability, non-current	269	319
Total liabilities	85,748	43,271
Shareholders’ deficit
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.01, 324,000,000 shares authorized, 172,126,629 and 150,444,636 issued and 171,301,454 and 149,619,461 outstanding at September 30, 2023 and December 31, 2022, respectively	1,721	1,504
Treasury stock, at cost; 825,175 shares at September 30, 2023 and December 31, 2022	(220)	(220)
Additional paid-in capital	101,323	98,797
Accumulated deficit	(143,903)	(114,269)
Accumulated other comprehensive income	307	117
Total shareholders’ deficit	(40,772)	(14,071)
Total liabilities and shareholders’ deficit	$44,976	$29,200

*	Derived from audited consolidated financial statements.
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share figures)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$15,289	$5,244	$29,403	$14,420
Cost of revenue	11,927	3,098	22,059	7,726
Gross margin	3,362	2,146	7,344	6,694
General and administrative expenses	4,121	3,323	14,923	10,616
Impairment of goodwill and intangibles	16,259	—	16,259	—
Loss from operations	(17,018)	(1,177)	(23,838)	(3,922)
Financing (expense) income
Gain on forgiveness of PPP loan	—	—	—	1,137
Other income	34	18	415	58
Interest expense - Centre Lane Senior Secured Credit Facility - related party	(2,769)	(1,050)	(6,176)	(3,050)
Interest expense - Convertible Promissory notes - related party	(6)	(6)	(17)	(17)
Other interest expense	(8)	(15)	(18)	(10)
Total financing (expense)	(2,749)	(1,053)	(5,796)	(1,882)
Net loss before income taxes	(19,767)	(2,230)	(29,634)	(5,804)
Income tax provision	—	—	—	—
Net loss	(19,767)	(2,230)	(29,634)	(5,804)

Dividends
Preferred stock dividends	—	(1)	—	(3)

Net loss attributable to common shareholders	$(19,767)	$(2,231)	$(29,634)	$(5,807)
Foreign currency translation	57	37	190	54
Comprehensive loss	$(19,710)	$(2,194)	$(29,444)	$(5,753)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.01)	$(0.18)	$(0.04)
Weighted average shares outstanding
Basic and diluted	171,285,150	149,159,461	162,670,182	149,140,312
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC
CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2023
(unaudited)
(in thousands, except share figures)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022*	150,444,636	$1,504	(825,175)	$(220)	$98,797	$(114,269)	$117	$(14,071)
Net loss	—	—	—	—	—	(3,796)	—	(3,796)
Common stock issued for services rendered	190,000	2	—	—	29	—	—	31
Stock based compensation	—	—	—	—	25	—	—	25
Foreign currency translation, net	—	—	—	—	—	—	14	14
Balance, March 31, 2023	150,634,636	$1,506	(825,175)	$(220)	$98,851	$(118,065)	$131	$(17,797)
Net loss	—	—	—	—	—	(6,071)	—	(6,071)
Common stock issue to Center Lane Partners	21,401,993	214	—	—	1,712	—	—	1,926
Extinguishment of Centre Lane Credit Facility	—	—	—	—	670	—	—	670
Common stock issued for options exercised	70,000	1	—	—	—	—	—	1
Stock based compensation	—	—	—	—	33	—	—	33
Foreign currency translation, net	—	—	—	—	—	—	119	119
Balance, June 30, 2023	172,106,629	$1,721	(825,175)	$(220)	$101,266	$(124,136)	$250	$(21,119)
Net loss	—	—	—	—	—	(19,767)	—	(19,767)
Common stock issued for options exercised	20,000	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	57	—	—	57
Foreign currency translation, net	—	—	—	—	—	—	57	57
Balance, September 30, 2023	172,126,629	$1,721	(825,175)	$(220)	$101,323	$(143,903)	$307	$(40,772)
*Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC
CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2022
(unaudited)
(in thousands, except share figures)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021*	125,000	$1	149,810,383	$1,498	(825,175)	$(220)	$98,129	$(106,144)	$12	$(6,724)
Net loss	—	—	—	—	—	—	—	(2,117)	—	(2,117)
Series E preferred stock dividend	—	—	—	—	—	—	(1)	—	—	(1)
Stock based compensation	—	—	—	—	—	—	29	—	—	29
Oceanside acquisition	—	—	174,253	2	—	—	277	—	—	279
Balance, March 31, 2022	125,000	$1	149,984,636	$1,500	(825,175)	$(220)	$98,434	$(108,261)	$12	$(8,534)
Net loss	—	—	—	—	—	—	—	(1,458)	—	(1,458)
Series E preferred stock dividend	—	—	—	—	—	—	(1)	—	—	(1)
Stock based compensation	—	—	—	—	—	—	30	—	—	30
Foreign currency translation, net	—	—	—	—	—	—	—	—	17	17
Balance, June 30, 2022	125,000	$1	149,984,636	$1,500	(825,175)	$(220)	$98,463	$(109,719)	$29	$(9,946)
Net loss	—	—	—	—	—	—	—	(2,230)	—	(2,230)
Series E preferred stock dividend	—	—	—	—	—	—	(1)	—	—	(1)
Stock based compensation	—	—	—	—	—	—	38	—	—	38
Foreign currency translation, net	—	—	—	—	—	—	—	—	37	37
Balance, September 30, 2022	125,000	$1	149,984,636	$1,500	(825,175)	$(220)	$98,500	$(111,949)	$66	$(12,102)
*Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(29,634)	$(5,804)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	84	24
Interest paid-in kind on Centre Lane Credit Facility	4,463	—
Amortization of operating lease right-of-use asset	44	—
Amortization of debt discount	1,438	923
Amortization of intangibles	1,943	1,173
Impairment of goodwill and intangibles	16,259	—
Stock based compensation	115	97
Stock compensation for Oceanside shares	—	117
Gain on forgiveness of PPP loan	—	(1,137)
Common stock issued for services rendered	31	—
Provision for bad debt	177	87
Changes in operating assets and liabilities:
Accounts receivable	(277)	(387)
Prepaid expenses and other current assets	573	423
Operating lease liability	(38)	—
Accounts payable and accrued expenses	(2,343)	(1,024)
Other liabilities	2,218	661
Interest payable – Centre Lane Senior Secured Credit Facility, related party	—	1,820
Interest payable – 10% Convertible Promissory note, related party	6	6
Deferred revenue	(942)	(166)
Net cash used in operating activities	(5,883)	(3,187)
Cash flows from investing activities:
Purchase of property and equipment	(14)	—
Net cash used in investing activities	(14)	—
Cash flows from financing activities:
Proceeds from stock option exercises	1	1
Preference dividend payments	—	(3)
Principal payments received for notes receivable	—	20
Proceeds from Centre Lane Senior Secured Credit Facility, related party	8,626	3,050
Repayment of principal on Centre Lane Credit Facility	(270)	—
Repayments of BMLLC debt	—	(250)
Net cash provided by financing activities	8,357	2,818
Effect of foreign exchange rates on cash	4	—
Net increase (decrease) in cash and cash equivalents	2,464	(369)
Cash and cash equivalents at the beginning of period	316	781
Cash and cash equivalents at end of period	$2,780	$412
Supplemental disclosure of cash flow information
Cash paid for interest	$161	$96
Interest paid-in-kind on Centre Lane Credit Facility	$4,463	$—
Non-cash investing and financing activities
Recognition of right-of-use asset and operating lease liability	$—	$380
Issuance of common shares to Oceanside to settle share liability	$—	$162
Issuance of common stock for Centre Lane debt financing	$1,926	$—
Issuance of debt to finance acquisition of Big Village Entities	$19,874	$—
Extinguishment of Centre Lane Credit Facility	$670	$—
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND DEVELOPMENTS

Organization and Nature of Operations

Bright Mountain Media, Inc. (the “Company,” “Bright Mountain” or “we”) is a holding company with an end-to-end digital media and advertising services platform that efficiently connect brands with targeted consumer demographics. We focus on digital publishing, advertising technology, consumer insights, creative and media services.

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

Consumer Insights

Our consumer insights division focuses on providing primary and secondary research, competitive intelligence, and expert insight to address customer's strategic issues. We offer dynamic and innovative research that provide clients with a holistic view on their consumer, along with where and when to reach them. Our cutting-edge approach combines advanced data analytics, artificial intelligence, and comprehensive market research to uncover actionable insights that drive informed decision-making.

Creative Services

Our creative division turns data into award-winning campaigns. We are uniquely able to leverage insights teams along with highly strategic media planning and buying teams to help brands get their advertising in the right place, and drive business results. Our goal is to combine data-driven decisions with creative services that’s fueled by a deep understanding of modern culture.

Media Services

Our media services focus on advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. The goal is that our clients can tap into the most sought-after advertising spaces across various platforms that work best for them. Our data-driven approach ensures that every ad placement is not only well-targeted but also continuously optimized for maximum efficiency and ROI. Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us an indispensable partner in the success of our clients' advertising and marketing endeavors.

The Company generates revenue as follows:

•selling of advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue;

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

•facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs and sellers known as SSPs;

•serving advertisers and agencies by providing access to premium inventory and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and

•providing primary and secondary research, competitive intelligence and expert insight to address customer's strategic issues, where revenue is primarily derived from providing a single integrated service for research.

Reduction in Work Force

During the three and nine months ended September 30, 2023, the Company reduced its headcount by 16 and 36 employees, respectfully. There were no executive officers included in this reduction. As a result, the Company recognized a onetime severance cost of approximately $85,000 and $322,000, respectively during the three and nine months ended September 30, 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The unaudited consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2023, and 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2022, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim consolidated financial statements should be read in conjunction with that report.
Going Concern and Liquidity
Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $143.9 million as of September 30, 2023. Cash flows used in operating activities were $5.9 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had approximately a $8.6 million working capital deficit, inclusive of $2.8 million in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring all strategic alternatives, including restructuring or refinancing its debts, seeking additional debt, such as borrowings under the Centre Lane Senior Secured Credit Agreement or raising equity capital. The ability to access the capital market is also dependent on the stock volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, is not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

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

As of September 30, 2023, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. As of December 31, 2022, the Company's interest and non-interest-bearing accounts were within the federally insured limit.

As of September 30, 2023, the Company had cash balances with a single financial institution in excess of the FDIC insured limit by amounts of $2.4 million.

As of September 30, 2023 and December 31, 2022, the Company exceeded the insurance limit for one of its international bank accounts by $15,000 and $66,000.

Off-balance Sheet Arrangements
There are no off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

Significant estimates included in the accompanying unaudited consolidated financial statements include, valuation of goodwill and intangible assets, allowance for doubtful accounts, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, litigation reserves, the valuation of equity-based transactions, valuation of the Center Lane Senior Secured Facility carrying value regarding debt modification or extinguishment, and the valuation allowance on deferred tax assets.
Foreign Currency

We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, costs and expenses on the date of the transaction. Translation gains and losses as a result of consolidation are included in accumulated other comprehensive income (loss). Transaction gains and losses are included within “general and administrative expense” on the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

The Company generates revenue as follows:

•selling of advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue;

•facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs and sellers known as SSPs;

•serving advertisers and agencies by providing access to premium inventory and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and

•providing primary research and secondary research, competitive intelligence and expert insight to address customer's strategic issues, where revenue is primarily derived from providing a single integrated service for research.

The following table provides information about concentration that exceed 10% of revenue, accounts receivable and accounts payable for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue Concentration
Customers exceeding 10% of revenue	2	2	1	1
% of overall revenue
Customer 1	14.8%	30.9%	13.5%	33.4%
Customer 2	14.3%	10.8%	0%	0%
Total % of revenue	29.1%	41.7%	13.5%	33.4%

	September 30, 2023	December 31, 2022
Accounts Receivable Concentration
Customers exceeding 10% of receivable	2	1
% of accounts receivable	34.7%	43.5%

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

	September 30, 2023	December 31, 2022
Accounts Payable Concentration
Vendors exceeding 10% of payable	0%	2
% of accounts payable	0%	21.8%
Reclassification
During the year ended December 31, 2022, reclassification of certain accounts has been made to previously reported amounts to conform to their treatment to the current period. Specifically, the Company identified a reclassification of commissions from general and administrative expenses to cost of revenue on the consolidated statements of operations, reclassification between note receivable to prepaid expense and other current assets, website acquisition assets to intangible assets, as well as a reclassification between accrued expenses to other liabilities on the consolidated balance sheets. These reclassifications had no impact on the previously reported net loss for the three and nine months ended September 30, 2022.
Effective Accounting Pronouncements Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13 (amended by ASU 2019-10), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments, which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company was required to adopt the new guidance on January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2023.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The adoption of this standard did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2023.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE
Accounts receivable, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accounts receivable	$14,430	$3,447
Unbilled receivables (1)	2,239	724
	16,669	4,171
Less allowance for doubtful accounts	(508)	(586)
Accounts receivable, net	$16,161	$3,585
(1) - Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoice to the customer.
Bad debt expense (recoveries) was $204,000 and $(136,000) for the three months ended September 30, 2023, and 2022, respectively, and $177,000 and $87,000 for the nine months ended September 30, 2023, and 2022, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
NOTE 4 – PREPAID COSTS AND OTHER ASSETS
Prepaid expenses and other assets consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Prepaid insurance	$111	$1
Prepaid consulting service agreements – Spartan (1)	—	285
Prepaid software	65	176
Deposits	187	137
Subscriptions	382	—
Other current assets	255	138
Total prepaid costs and other assets	1,000	737
Less: other assets, non-current	(187)	(137)
Prepaid expenses and other current assets	$813	$600

(1)
Spartan Capital Securities, LLC ("Spartan Capital") is a broker-dealer that has assisted the Company with a range of services including capital raising activities, M&A advisory, and consulting services. The Company has a 5 years agreement with Spartan Capital commencing October 2018 for the provision of such services. During the years ended December 31, 2018 to December 31, 2020, a series of payments were made under the terms of this agreement, resulting in amounts being capitalized and amortized over the remaining life of the agreement. These amounts were fully amortized by September 30, 2023.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	Estimated Useful Life (Years)	September 30, 2023	December 31, 2022
Furniture and fixtures	3-5	$8	$49
Computer equipment	3	126	340
Computer software	5	2,229	—
		2,363	389
Less: accumulated depreciation		(2,187)	(349)
Property and equipment, net		$176	$40
Depreciation and amortization expense for the three months ended September 30, 2023, and 2022 was $38,000 and $12,000, respectively, and $84,000 and $24,000 for the nine months ended and September 30, 2023, and 2022, respectively.
The amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
NOTE 6 – INTANGIBLES ASSETS, NET
Website acquisitions, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Website acquisition assets	$1,124	$1,124
Less: accumulated amortization	(1,123)	(1,122)
Website acquisition assets, net	$1	$2
Other intangible assets, net consisted of the following:

	As of September 30, 2023				As of December 31, 2022
(in thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	2 - 10	$8,381	$(2,854)	$5,527	$2,759	$(1,617)	$1,142
IP/technology	10	5,821	(2,067)	3,754	1,983	(899)	1,084
Customer relationships	5 - 10	13,380	(6,473)	6,907	6,680	(4,419)	2,261
Non-compete agreements	3 - 5	402	(402)	—	402	(381)	21
Total		$27,984	$(11,796)	$16,188	$11,824	$(7,316)	$4,508
The Company performed an impairment assessment at September 30, 2023 and recorded an impairment loss of $2.5 million, for the three and nine months ended September 30, 2023, there was no impairment loss recorded for the same period in 2022, impairment loss is included in the below table:

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

(in thousands)	Accumulated Amortization	Impairment Loss	Amortization	Accumulated Amortization
	December 31, 2022	Nine Months Ended September 30, 2023		September 30, 2023
Trade name	$1,617	$608	$629	$2,854
IP/technology	899	887	281	2,067
Customer relationships	4,419	1,029	1,025	6,473
Non-compete agreements	381	13	8	402
Total	$7,316	$2,537	$1,943	$11,796

During the nine months ended September 30, 2023, the Company acquired intangible assets through the acquisition of the Big Village Entities as follows:

(in thousands)	Useful Life (Years)	Amount
Trade name	7 to 10	$5,622
Developed technology	10	3,838
Customer relationships	7 to 10	6,700
Total		$16,160
For further details on the Big Village Acquisition, see Note 13, Business Combinations to the consolidated financial statements.

(in thousands)	September 30, 2023	December 31, 2022
Website	$1	$2
Other intangibles	16,188	4,508
Total intangible, net	$16,189	$4,510

Amortization expense for the three months ended September 30, 2023 and 2022 was approximately $829,000 and $387,000, respectively, and $1.9 million and $1.2 million for the nine months ended and September 30, 2023, and 2022, respectively.

Amortization expense related to both the website acquisition costs and the intangible assets and is included in general and administrative expense in the statements of operations and comprehensive loss.
As of September 30, 2023, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows:

(in thousands)
Remainder of 2023	$547
2024	2,187
2025	1,978
2026	1,771
2027	1,771
Thereafter	7,935
Total expected amortization expense	$16,189

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

NOTE 7 – GOODWILL
The following table represents the allocation of goodwill as of September 30, 2023, and December 31, 2022:

(in thousands)	Owned & Operated	Ad Exchange	Other	Total
December 31, 2022	$9,725	$9,920	$—	$19,645
Addition	—	—	2,425	2,425
Impairment	$(7,767)	$(5,954)	$—	(13,721)
September 30, 2023	$1,958	$3,966	$2,425	$8,349

Goodwill acquired as part of the Big Village Acquisition totals $2.4 million, and represents the value of unidentifiable intangible assets including future technology, new customer relationships and workforce. See Note 13, Business Combinations.

Goodwill is tested for impairment at least annually and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value of the goodwill associated with the reporting unit exceeds the implied value of the goodwill associated with the reporting unit.

At September 30, 2023, an impairment assessment was performed on goodwill for Ad Exchange and Owned and Operating reporting units. The assessment used a qualitative assessment which includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our qualitative assessment concluded that it is more likely than not that the estimated fair value of the reporting unit is less than the carrying value, hence, we performed a quantitative analysis.

In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on a market participant debt structure and cost of capital. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be necessary.

Our quantitative analysis showed that the implied fair value of our goodwill is less than its carrying value which resulted in an impairment charge of approximately $13.7 million.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accounts payable	$10,409	$8,585
Accrued wages, commissions and bonus	283	380
Publisher cost	1,332	559
Professional fees	801	677
Subcontractor	1,461	—
Other	89	116
Total accounts payable and accrued expenses	$14,375	$10,317

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Current portion of long term lease	$48	$38
Dividend payable	692	692
Project advance expense (1)	3,051	—
Litigation reserves	1,270	1,107
Other current liabilities	—	1
Total other current liabilities	5,061	1,838
Less: other liabilities, non-current	(364)	(494)
Other current liabilities	$4,697	$1,344
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

On April 20, 2023, the Company and its subsidiaries entered into the Seventeenth Amendment to the Credit Agreement (the “Seventeenth Amendment”) with Centre Lane Partners. The Credit Agreement was amended, as provided in the Seventeenth Amendment, to provide for an additional term loan amount of $26.3 million to, among other things, finance the Acquisition. This term loan, which was provided by BV Agency, LLC, matures on April 20, 2026 and was issued at a discount of 5% or $1.3 million. Interest of 15% payable under the note is payable-in-kind in lieu of cash payment up to April 30, 2024, then 5% payable quarterly in cash and 10% payable-in-kind in lieu of cash payment until maturity of April 20, 2026.

As part of the Seventeenth Amendment, the Company is required to pay an amendment fee of 2% of the principal amount of the existing First Out and Last Out Terms Loans, totaling $706,000, additionally, an exit fee of $18,000 of the loan to finance the Big Village Acquisition. The outstanding principal on these at April 20, 2023 was $31.0 million and $4.3 million, respectively. These fees total $724,000 and are due and payable at maturity. Additionally, the maturity dates were extended to April 20, 2026.

Also, in connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. The shares valued $1.9 million, based on a per share price of $0.09, which was the closing price of the Company’s common stock at close of market on April 19, 2023. The issuance of the shares of common stock were not registered under the Securities Act of 1933, as amended (“Securities Act”), in accordance with Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. As of September 30, 2023, BV Agency, LLC and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

On July 28, 2023, the Company and its subsidiaries entered into the Nineteenth Amendment to the Credit Agreement (the “Nineteenth Amendment”) with Centre Lane Partners. The Credit Agreement was amended, as provided in the Nineteenth Amendment, to provide for an additional term loan amount of $2.0 million to, among other things, finance the

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

integration and further growth of the Company post-Acquisition. This term loan is part of the last in first out loan and matures on June 28, 2024 .

Including the Nineteenth Amendment, Centre Lane Partners subsequently loaned the Company an additional $38.0 million to provide liquidity to fund operations beginning in April 2021 (as amended, the “Centre Lane Senior Secured Credit Facility”). This Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

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

Commencing with the ninth amendment, the interest rate was increased to 12% on all subsequent draws with 8% payable quarterly in cash and 4% payable-in-kind in lieu of cash payment. These draws are known as the “last in first out loans”, totaling $6.8 million inclusive of exit fees at September 30, 2023, due and payable on April 20, 2026, excluding the Nineteenth Amendment which is due and payable on June 28, 2024.

In connection with the Nineteenth Amendment, adjustments were made to the interest rate for outstanding loans with the exception of the draw under the Seventeenth Amendment as follows:

•The interest rate per annum changed to 7.0% plus the Secured Overnight Financing Rate ("SOFR"). At September 30, 2023, the SOFR was 5.37%, overall interest on these facilities was 12.37% at September 30, 2023;

•The cash pay rate for the last in first out loan was changed to the SOFR plus 3.0%, at September 30, 2023, the rate was 8.37%;

•Effective July 1, 2024, the first in last out loan PIK Rate will be per annum rate of 7.0% and SOFR plus 5.0%.

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
Repayment of Loans

The Company is required to repay in cash to Centre Lane Partners (i) commencing with the fiscal quarter ending on June 30, 2023, in consecutive quarterly installments to be paid on the last day of each fiscal quarter of the Company, an amount equal to 2.5% of the outstanding aggregate principal amount of the original principal plus draws advanced by amendments 2 through 8 along with accrued and unpaid interest (after giving effect to capitalized PIK Interest) and (ii) on the maturity date all outstanding obligations (including, without limitation, all accrued and unpaid principal and interest on the principal amounts of the Loans (including any accrued but uncapitalized PIK Interest)) of the loan parties that are due and payable on such date. The outstanding amount for these draws at September 30, 2023 is $33.1 million, inclusive of interest paid in kind.

On June 30, 2023, the Company and its subsidiaries entered into its Eighteenth Amendment with Centre Lane Partners regarding installment payment which were due on June 30, 2023, and paid in equal monthly installments on July 3, 2023, August 7, 2023 and September 5, 2023, respectively.

In connection with the Nineteenth Amendment, quarterly installments equal to 2.5% of the outstanding aggregate principal are due on the first in last out loan commencing March 31, 2024.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Payment on the principal on the first in last out loan balance during the three and nine months ended September 30, 2023 was $270,000, there was no payment made during the same period for 2022.
During the three and nine months ended September 30, 2023, the Company paid approximately $124,000 and $285,000, respectively, toward outstanding interest payable. Interest for the three and nine months ended September 30, 2022 was $55,000 and $96,000, respectively.

Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is also required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services provided under the Credit Agreement. The Credit Agreement provides that this fee shall be in all respects fully earned, due and paid-in-kind by the Company on the effective date (“Effective Date”) of the Credit Agreement and on each anniversary of the Effective Date during the term of this agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $140,000 and is included in outstanding principal. The administrative fee charged during the nine months ended September 30, 2023 and 2022 was $35,000 and $35,000, respectively.

The below table summarizes the loan balances and accrued interest for the periods ended September 30, 2023, and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022

Note payable – Centre Lane Senior Secured Credit Facility – related party (current portion)	$4,716	$4,860
Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	56,723	25,101
Net principal	61,439	29,961
Add: debt discount	6,597	3,148
Outstanding principal	$68,036	$33,109
The below table summarizes the movement in the outstanding principal for the periods ended September 30, 2023, and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Opening balance	$33,109	$26,334
Add:
Draws	29,816	3,050
Exit and other fees	918	621
Interest capitalized	4,463	3,104
	35,197	6,775
Less: Payment	(270)	—
Outstanding principal	$68,036	$33,109

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain of its subsidiaries entered into various amendments to the Credit Agreement between itself and Centre Lane Partners. The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent. The Credit Agreement was

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

amended to provide for additional loans used for working capital. In addition, and as part of the transaction, there are exit fees (the "Exit Fees"), which will be added and capitalized to the principal amount of the original loan. As of September 30, 2023, there were eighteen amendments to the Credit Agreement.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

The below table summarizes the amendments to the Credit Agreement that impacted principal, interest and fees that were executed by the Company since the inception of the facility to September 30, 2023, (in thousands, except for share data):

Number	Date	Draw $’000	Repayment Date	Interest Rate (PIK) (D)	Interest Rate (Cash)	Agency Fee	Exit Fee (A)	Common Stock Issued	Accounting Impact
1	04/26/21	$—	April 20, 2026	12.37%	—	$—	$—	150,000	Extinguishment	B
2	05/26/21	1,500	April 20, 2026	12.37%	—	—	750	3,000,000	Modification	F
3	08/12/21	500	April 20, 2026	12.37%	—	—	250	2,000,000	Modification	F
4	08/31/21	1,100	April 20, 2026	12.37%	—	—	550	—	Modification	F
5	10/08/21	725	April 20, 2026	12.37%	—	—	363	—	Extinguishment	F
6	11/05/21	800	April 20, 2026	12.37%	—	—	800	7,500,000	Modification	F
7	12/23/21	500	April 20, 2026	12.37%	—	70	500	—	Modification	F
		$5,125				$70	$3,213	12,650,000

8	01/26/22	350	April 20, 2026	12.37%	—	—	350	—	Modification
9	02/11/22	250	April 20, 2026	4.00%	8.37%	—	13	—	Modification	F
10	03/11/22	300	April 20, 2026	4.00%	8.37%	—	15	—	Modification	F
11	03/25/22	500	April 20, 2026	4.00%	8.37%	—	25	—	Modification	F
12	04/15/22	450	April 20, 2026	4.00%	8.37%	—	23	—	Modification	F
13	05/10/22	500	April 20, 2026	4.00%	8.37%	35	25	—	Modification	F
14	06/10/22	350	April 20, 2026	4.00%	8.37%	—	18	—	Modification	F
15	07/08/22	350	April 20, 2026	4.00%	8.37%	—	18	—	Modification	F
		$3,050				$35	$487	—

16	02/10/23	1,500	April 20, 2026	4.00%	8.37%	—	75	—	Modification	F
17	04/20/23	26,316	April 20, 2026	15.00%	—%	35	708	21,401,993	Extinguishment	C
19	07/28/23	2,000	June 28, 2024	4.00%	8.37%	—	$100	—	Modification	F
		$37,991				$140	$4,583	34,051,993

(A)	Added and capitalized to the principal amount of the original loan and the original loan terms apply.

(B)
The Centre Lane Senior Secured Credit Facility was amended to permit the Company to raise up to $6.0 million of total cash proceeds from the sale of its preferred stock prior to December 31, 2021, without having to make a mandatory prepayment of the loans. Additionally, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum.

(C)	15% PIK until April 20, 2024, then 5% cash and 10% PIK thereafter.

(D)	New rates in effect in connection with amendment nineteen, Amendment 1 through 8 PIK rate was 10%

(E)	New rates in effect in connection with amendment nineteen, Amendment 9 through 16 cash rate was 8%

(F)	Last In First Out Loans

Draws advanced by amendments 2 through 8 totaling $5.5 million and exit fees totaling $3.6 million, were due for full repayment on February 28, 2022. Prior to this date, the loan agreement allowed the Company to waive the accrual of interest on these amounts. There was no repayment of these amounts, and as a result, on March 11, 2022, amendment 10 was executed, changing the repayment date of the outstanding principal and commencing interest accrual on the exit fees.

All amounts advanced for amendments 9 through 16 were due on June 30, 2023 along with accrued and unpaid interest, however, the maturity date was changed to April 20, 2026 with amendment 17. The outstanding amount at September 30, 2023 is $6.8 million, inclusive of interest paid in kind.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

As of September 30, 2023 and December 31, 2022, of the Centre Lane Senior Secured Credit Facility was $61.4 million and $30.0 million, respectively, net of unamortized debt discount of $6.6 million and $3.1 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

Interest expense for the three and nine months ended September 30, 2023, and 2022 consisted of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest expense	$2,179	$745	$4,748	$2,137
Amortization	590	305	1,428	913
Total interest expense	$2,769	$1,050	$6,176	$3,050

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
On September 6, 2022, the Company’s Board of Directors (the "Board") approved a settlement with the Oceanside Shareholders providing for payment of $650,000 payable over a 50-month period which commenced January 2023. The amount unpaid as of September 30, 2023 was $520,000, which includes current portion of $156,000 and long term portion of $364,000. The amount is included in other liabilities on the consolidated balance sheets.
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

The principal balance of these Convertible Notes payable was $80,000 at September 30, 2023 and December 31, 2022. The total Convertible Notes payable was $78,000 and $68,000, net of discount of $2,000 and $12,000, at September 30, 2023 and December 31, 2022, respectively.

Interest expense for the Convertible Notes was $6,000 inclusive of interest of $2,000 and discount amortization of $4,000 for the three months ended September 30, 2023, and 2022. Interest expense for the Convertible Notes was $17,000 inclusive of interest of $7,000 and discount amortization of $10,000 for the nine months ended September 30, 2023 and 2022.

The outstanding principal and interest of the Convertible Notes is due and payable November 2023.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

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
The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and intangibles. The goodwill of $2.4 million recognized was attributable to assembled workforce and strategic benefits that are expected to be achieved. Identified intangibles total $16.2 million inclusive of the below:

(in thousands)	Useful Life (Years)	Amount
Trade name	7 to 10	$5,622
Developed technology	10	3,838
Customer relationships	7 to 10	6,700
		$16,160
During the three months ended September 30, 2023, the company adjusted the fair value of the assets acquired, and liabilities assumed, resulting in an increase of $1.1 million in goodwill. Consistent with ASC, Business Combinations

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

(Topic 805), the fair values of assets acquired and liabilities assumed may change over the measurement period as additional information is received. The measurement period will end no later than one year from the acquisition date.
The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities at the date of the Big Village Acquisition and subsequent adjustment:

(in thousands)	As Previously Reported	Adjustment	Adjusted Balance
Purchase price consideration
Center Lane Senior Secured Credit Facility	$19,874	$—	$19,874

Fair value of assets assumed
Accounts receivable	$14,872	$(2,395)	$12,477
Intangibles	16,160	—	16,160
Goodwill	1,291	1,134	2,425
Prepaid and other assets	795	41	836
Property and equipment	216	(10)	206
	$33,334	$(1,230)	$32,104
Fair value of liabilities assumed
Accounts payable and accrued expenses	$7,271	$(731)	6,540
Deferred revenue	4,754	(59)	4,695
Other current liabilities	1,435	(440)	995
	$13,460	$(1,230)	$12,230

Total fair value of assets and liabilities assumed	$19,874	$—	$19,874

We incurred costs related to the Big Village Acquisition of approximately $1.1 million during the nine months ended months ended September 30, 2023. Additionally, $2.8 million in cure claims was paid to accepted vendors on the closing date and $1.2 million was subsequently paid to employees representing bonus. Amounts for cure claims and bonuses are included above as part of assumed liability. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our consolidated statements of operations and comprehensive loss.
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
Second Bright Mountain PPP Loan
On February 17, 2021, the Company entered into a promissory note of $296,000 with Regions Bank (the “Second Bright Mountain PPP Loan”) which had a two-year term and bears interest at a rate of 1.0% per annum. This was the second tranche available under the PPP program and was forgiven as of June 15, 2022, and the Company recorded a non-cash gain of $296,000 on the PPP forgiveness during the nine months ended months ended September 30, 2022.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Second Wild Sky PPP Loan
On March 23, 2021, Wild Sky entered into a promissory note of $842,000 with Holcomb Bank (the “Second Wild Sky PPP Loan”) which had a two-year term and bears interest at a rate of 1.0% per annum. This was the second tranche available under the PPP program and was forgiven as of March 23, 2022, and the Company recorded a non-cash gain of $842,000 on the PPP forgiveness during the nine months ended September 30, 2022.
NOTE 15 – REVENUE RECOGNITION
The following table represents our revenue disaggregated by type:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue:
Digital publishing	$1,037	$2,513	$3,442	$6,500
Advertising technology	3,643	2,731	6,147	7,920
Consumer insights	8,015	—	14,898	—
Creative services	1,801	—	3,486	—
Media services	793	—	1,430	—
Total revenue	$15,289	$5,244	$29,403	$14,420
Geographic Information
Revenue by geographical region consists of the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue:
United States	$15,289	$4,902	$29,366	$13,375
Israel	—	342	37	1,045
Total revenue	$15,289	$5,244	$29,403	$14,420
Revenue by geography is generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% and 93% of total revenue for the three months ended September 30, 2023 and 2022, respectively, and 100% and 93% for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, and December 31, 2022, approximately 100% of our long-lived assets were attributable to operations in the United States. Long-lived assets include websites and other intangibles assets that are utilized in overall revenue generation.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Deferred Revenue
The movement in deferred revenue during the nine months ended September 30, 2023 and the year ended December 31, 2022 comprised the following:

(in thousands)	September 30, 2023	December 31, 2022
Deferred revenue at start of the period	$737	$1,162
Amounts invoiced during the period	14,670	588
Business combination	4,695	—
Less: revenue recognized during the period	(15,613)	(1,013)
Deferred revenue at end of the period	$4,489	$737
NOTE 16 – STOCK BASED COMPENSATION

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan is the successor to the Company’s prior stock option plans (2011, 2013, 2015 and 2019 Plans) and accordingly no new grants will be made under the prior plans from and after the date of adoption of the Stock Option Plan. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of September 30, 2023, 11,355,640 shares were remaining under the Stock Option Plan for future issuance.
Options
As of September 30, 2023, options to purchase 11,144,360 shares of common stock were outstanding under the Stock Option Plan at a weighted average exercise price of $0.11 per share.
Compensation expense recorded in connection with the Stock Option Plan was $57,000 and $38,000 for the three months ended September 30, 2023 and 2022, respectively, with $115,000 and $97,000 for the nine months ended September 30, 2023 and 2022, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.
The following table presents the activity of the Company’s outstanding stock options of common stock for the nine months ended September 30, 2023:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	6,517,660	$0.12	7.8	$—
Granted	5,803,200	$0.09	9.4	$—
Exercised	(90,000)	$0.01	—	$—
Forfeited	(869,375)	$0.02	—	$—
Expired	(217,125)	$0.07	—	—
Balance Outstanding, September 30, 2023	11,144,360	$0.11	8.9	$—
Exercisable at, September 30, 2023	1,811,522	$0.30	6.4	$—
Unvested at, September 30, 2023	9,332,838	$0.08	9.4	$—

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
As of September 30, 2023, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $344,000 to be recognized through July 2027.
The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards for the three months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Expected Term (years)	6.25	6.25
Expected volatility	489%	96% - 104%
Risk -free interest rate	3.88%	2.73% - 2.93%
Dividend yield	—%	—%
Expected forfeiture rate	—%	—%
During the nine months ended September 30, 2023 and 2022, options issued were 5,803,200 and 5,070,433, respectively.
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Assets Measured at Fair Value on a Nonrecurring Basis

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include goodwill and intangible assets, net.

The below table shows the quantitative information for assets measured at fair value on a non-recurring basis:

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Rate (Weighted Average Cost of Capital

Goodwill	$8,349	Discounted cash flow	Discount rate	21.12%

Intangible assets, net	$16,189	Discounted cash flow	Discount rate	21.12%

Goodwill and Intangibles Assets

At September 30, 2023, an impairment assessment was performed on goodwill and intangibles assets for Ad Exchange and Owned and Operating reporting units. We estimated the fair value of our reporting units utilizing an income approach (discounted cash flow method), which incorporated significant unobservable Level 3 inputs. The assessment indicated that the carrying value was in excess of its implied fair value, resulting in an impairment charge of $13.7 million and $2.5 million for goodwill and intangible assets, respectively.

NOTE 18– COMMITMENTS AND CONTINGENCIES
Lease Agreements

The Company accounts for its operating lease under FASB ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize on the balance sheet at lease commencement, the lease assets and the related lease liabilities for the rights and obligations created by operating and finance leases with lease terms of more than 12 months.

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement that expired on October 31, 2022. On June 14, 2022, the Company signed a new agreement with lease term for five years beginning upon completion of improvements to the office space by the landlord, which was completed on September 12, 2022. The annual base rent is $100,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the Lease for one additional five-year term.

At September 30, 2023 the operating lease asset was $321,000 and is included under assets on the consolidated balance sheet.

At September 30, 2023, the operating lease liability was $317,000, including current portion of $48,000 and is included under liabilities on the consolidated balance sheet.
Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $39,000 and $120,000 for the three and nine months September 30, 2023, respectively, compared to $6,000 for the same period in 2022.

Rent expense prior to commencement of the lease was $3,000, net of landlord incentives and $95,000 for the three and nine months ended September 30, 2022, respectively, and is included in general and administrative expense in the statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The Company’s non-lease components are primarily related to property maintenance and other operating services, which varies based on future outcomes and is recognized in rent expense when incurred and not included in the measurement of the lease liability.
As of September 30, 2023 and December 31, 2022, the right-of-use asset and lease liability for the operating lease are summarized as follows:

(in thousands)	September 30, 2023	December 31, 2022
Assets
Operating lease right-of-use asset	$321	$367

Liabilities
Operating lease liability, current	$48	$38
Operating lease liability, net of current portion	269	319
Total operating lease liability	$317	$357

Current portion of operating lease liability of $48,000 and $38,000 is included in other current liabilities on the balance sheets at September 30, 2023 and December 31, 2022, respectively.
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
Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida, Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of an impending Big Village Acquisition. Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. The outcome of this matter is not determinable as of the date of issuance of these financial statements.
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Both the voluntary and automatic conversion formulas are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

There were no shares of preferred stock issued or outstanding at September 30, 2023, and December 31, 2022.

At September 30, 2023 and December 31, 2022, accrued unpaid preference dividend was $692,000 payable to the Company's Chairman, Mr. Kip Speyer, and is included under other liabilities in the consolidated balance sheet.
Common Stocks
Shares of Common Stock under the Stock Option Plan
On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan is a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of September 30, 2023, 11,355,640 shares were remaining under the 2022 Plan for future issuance.
Issuance of Common Stock
During the three and nine months ended September 30, 2023, the Company issued shares of our common stock as follows:

(in thousands, except share data)	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Shares	Value	Shares	Value
Shares issued to Centre Lane related to debt financing	—	$—	21,401,993	$1,926
Common stock issued for options exercised	20,000	—	90,000	1
Common stock issued for services rendered	—	—	190,000	31
	20,000	$—	21,681,993	$1,958
During the nine months ended September 30, 2022, the Company issued a net 174,253 shares of our common stock for the following concepts:

(in thousands, except share data)	Shares	Value
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	174,253	$279
Total	174,253	$279
Treasury Stocks

During the year ended December 31, 2021, three shareholders relinquished their Bright Mountain common stock shares. A total of 825,175 shares were acquired with a value of $220,000. The shares are being held as Treasury Stock by the Company.

Warrants

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
At September 30, 2023, we had 25,582,729 common stock warrants outstanding to purchase shares of our common stock with an exercise price ranging between $0.65 and $1.00 per share. A summary of the Company’s warrants outstanding as of September 30, 2023, is presented below:

Warrants as of September 30, 2023 Exercise Price	Number Outstanding	Gross cash proceeds if exercised
$0.65	5,134,413	$3,337
$0.75	15,456,008	$11,592
$1.00	4,992,308	$4,992
	25,582,729	$19,921
Approximately 10,415,587 common stock warrants expired during the nine months ended September 30, 2023.
On August 11, 2023, the Board approved certain amendments to warrants to purchase approximately 15.3 million shares of the Company’s common stock held by investors associated with Spartan Capital Securities, LLC and its affiliates. The Board also approved entering into a resale registration statement on Form S-1 to register the resale of the shares underlying the warrants. Management is still exploring timeline for Form S-1 and warrant amendments.
At December 31, 2022, we had 35,998,316 common stock warrants outstanding to purchase shares of our common stock with an exercise price ranging between $0.65 and $1.00 per share. A summary of the Company’s warrants outstanding as of December 31, 2022, is presented below:

Warrants as of December 31, 2022 Exercise Price	Number Outstanding	Gross cash proceeds if exercised
$0.65	15,550,000	$10,108
$0.75	15,456,008	$11,592
$1.00	4,992,308	$4,992
	35,998,316	$26,692
NOTE 20 – LOSS PER SHARE

As of September 30, 2023, and 2022, there were 172,126,629 and 149,984,636 shares of common stock issued, respectively, and 171,301,454 and 149,159,461 shares of common stock outstanding, respectively. Outstanding shares as of September 30, 2023, and 2022, have been adjusted to reflect 825,175 treasury shares.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
The following tables reconcile actual basic and diluted earnings per share for the three and nine months ended September 30, 2023, and 2022.

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Loss per share:
Numerator:
Net loss	$(19,767)	$(2,230)	$(29,634)	$(5,804)
Preferred stock dividends	—	(1)	—	(3)
Net loss available to common shareholders	$(19,767)	$(2,231)	(29,634)	(5,807)
Denominator
Weighted-average common shares outstanding
Basic and diluted	171,285,150	149,159,461	162,670,182	149,140,312
Net loss per common share
Basic and diluted	$(0.12)	$(0.01)	$(0.18)	$(0.04)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share were as follows:

	As of September 30,
	2023	2022
Shares unvested and subject to exercise of stock options	11,144,360	5,975,660
Shares subject to warrants stock conversion	25,582,729	35,823,316
Shares subject to convertible preferred stock conversion	—	125,000
Shares subject to convertible notes stock conversion	200,000	200,000
NOTE 21 – RELATED PARTIES
Centre Lane Partners

Centre Lane Partners, who sold the Wild Sky business to the Company in June 2020 has partnered and assisted the Company from a liquidity perspective during 2022 and through the nine months ended September 30, 2023.

Additionally, in connection with the Seventeenth Amendment, on September 30, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners.

This relationship has been determined to qualify as a related party, BV Agency, LLC and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions. Through September 30, 2023, the Company has entered into 19 amendments to the Credit Agreement between itself and Centre Lane Partners. See Note 10, Centre Lane Senior Secured Credit Facility for more information.

The total related party debt owed to Centre Lane Partners was $68.0 million and $33.1 million as of September 30, 2023 and December 31, 2022, respectively. See Note 10, Centre Lane Senior Secured Credit Facility, for more information.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)
Convertible Promissory Note
As discussed in Note 12, 10% Convertible Promissory Notes, the note payable to the Chairman of the Board amounted to $80,000 and $80,000 as of September 30, 2023, and December 31, 2022, respectively. See Note 12, 10% Convertible Promissory Notes for further discussion on these notes payable.
Preferred Stocks
During the three months ended September 30, 2023, and 2022, the Company paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $0 and $1,000, respectively, held by affiliates of the Company.
During the nine months ended September 30, 2023, and 2022, the Company paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $0 and $3,000, respectively, held by affiliates of the Company.
At September 30, 2023 and December 31, 2022, accrued unpaid preference dividend was $692,000. These amounts are payable to the Company's Chairman, Mr. Kip Speyer.
NOTE 22 – INCOME TAXES
The Company recorded $0 tax provision for the three and nine months ended September 30, 2023, and 2022, due in large part to its expected tax losses for the period and maintaining a full valuation allowance against its net deferred tax assets.
At September 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and nine months ended September 30, 2023, and 2022.
NOTE 23 – SUBSEQUENT EVENTS
Transition to Principal Financial Officer
On October 13, 2023, Bright Mountain Media, Inc. (the “Company”) announced that Miriam Martinez will be transitioning from the Chief Financial Officer of the Company to the principal financial officer of the Company, effective immediately (the “Effective Date”). Ms. Martinez will continue to serve as the Company’s principal financial officer for a period of 60 days following the Effective Date, followed by which Ms. Martinez will be taking a leave of absence from the Company.
Appointment of Chief Financial Officer
On October 18, 2023, the Company announced the appointment of Ethan Rudin to serve as the Chief Financial Officer of the Company, effective immediately.

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

Consumer Insights

Our consumer insights division focuses on providing primary and secondary research, competitive intelligence, and expert insight to address customer's strategic issues. We offer dynamic and innovative research that provide clients with a holistic view on their consumer, along with where and when to reach them. Our cutting-edge approach combines advanced data analytics, artificial intelligence, and comprehensive market research to uncover actionable insights that drive informed decision-making.

Creative Services

Our creative services division turns data into award-winning campaigns. We are uniquely able to leverage insights teams along with highly strategic media planning and buying teams to help brands get their advertising in the right place, and drive business results. Our goal is to combine data-driven decisions with creative that’s fueled by a deep understanding of modern culture.

Media Services

Our media services focus on advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. The goal is that our clients can tap into the most sought-after advertising spaces across various platforms that work best for them. Our data-driven approach ensures that every ad placement is not only well-

targeted but also continuously optimized for maximum efficiency and ROI. Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us an indispensable partner in the success of our clients' advertising and marketing endeavors.

The Company generates revenue as follows:

•selling of advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue;

•facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs and sellers known as SSPs;

•serving advertisers and agencies by providing access to premium inventory and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and

•providing primary and secondary research, competitive intelligence and expert insight to address customer's strategic issues, where revenue is primarily derived from providing a single integrated service for research.

Asset Purchase Agreement

On April 20, 2023, the Company completed the acquisition of two business units of Big Village (Big Village Insights, Inc and Big Village Agency LLC, (together, the “Big Village Entities”)) for approximately $20.0 million, plus assumed liabilities, in an all-cash transaction funded by the Centre Lane Senior Secured Credit Facility (the "Big Village Acquisition").

As part of the Big Village Acquisition, the Company formed BV Insights, LLC (“Insights”) and Big-Village Agency, LLC ("Agency") to own the assets acquired in the transactions. In addition, letters of employment were extended to certain legacy employees of the Big Village Entities, resulting in the employment of an additional 203 employees by the Company on April 20, 2023.

Recent Developments
On August 11, 2023, the Board approved certain amendments to warrants to purchase approximately 15.3 million shares of the Company’s common stock held by investors who purchased Company units in its private securities offering placed by Spartan Capital Securities, LLC and its affiliates. The Board also approved the filing of a resale registration statement on Form S-1 to register the resale of the shares underlying the warrants. Management is still exploring the timeline for the Form S-1 and warrant amendments.

Key Factors Affecting Our Performance

Seasonal Fluctuations. Typically advertising technology companies report a material portion of their revenues during the third and fourth calendar quarter as a result of back to school and holiday related advertising spend. We continue to experience this trend in our advertising technology division. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years or quarters.

Limited Number of Customers. During the nine months ended September 30, 2023 and 2022 one customer represented 13.5% and 33.4% of revenue, respectively.

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
Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and nine months ended September 30, 2023 and 2022:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$15,289	$5,244	$29,403	$14,420
Cost of revenue	11,927	3,098	22,059	7,726
Gross margin	3,362	2,146	7,344	6,694
General and administrative expenses	4,121	3,323	14,923	10,616
Impairment of goodwill and intangibles	$16,259	$—	$16,259	$—
Total financing income (expense)	(2,749)	(1,053)	(5,796)	(1,882)
Net loss	(19,767)	(2,230)	(29,634)	(5,804)

Adjusted EBITDA profit (loss) (1)	$283	$(373)	$(3,633)	$(1,766)

(1) For a reconciliation of net loss to Adjusted EBITDA see “Use of Non-GAAP Financial Measures” below.

Revenue

The Company generates revenue as follows:

•selling of advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue;

•facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs and sellers known as SSPs;

•serving advertisers and agencies by providing access to premium inventory and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and

•providing primary and secondary research, competitive intelligence and expert insight to address customer's strategic issues, where revenue is primarily derived from providing a single integrated service for research.

Revenue increased $10.0 million, or 192%, for the three months ended September 30, 2023, compared to the same period in 2022. Revenue increased $15.0 million, or 104%, for the nine months ended September 30, 2023, compared to the same period in 2022. See below for a detailed analysis of revenue for the three and nine months ended September 30, 2023, and 2022.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers and sales commission.

Costs of revenue increased approximately $8.8 million, or 285%, for the three months ended September 30, 2023 compared to 2022. Costs of revenue increased approximately $14.3 million, or 186%, for the nine months ended September 30, 2023 compared to 2022. See below for a detailed analysis of cost of revenue for the three and nine months ended September 30, 2023, and 2022.

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

General and administrative expenses increased approximately $798,000, or 24%, for the three months ended September 30, 2023 compared to 2022. General and administrative expenses increased approximately $4.3 million, or 41%, for the nine months ended September 30, 2023 compared to 2022. See below for a detailed analysis of general and administrative expenses for the three and nine months ended September 30, 2023 and 2022.

Impairment of goodwill and intangibles

Impairment of goodwill and intangibles increased approximately $16.3 million, or 100% for the three and nine months ended September 30, 2023 compared to 2022.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Net loss from operations for the quarter ended September 30, 2023 was $19.8 million as compared to a net loss of $2.2 million for the same period in 2022. The following is our analysis for the period.

(in thousands)	Three Months Ended September 30,
	2023	2022	Change	% Change
Revenue	$15,289	$5,244	$10,045	192%	increased
Cost of revenue	11,927	3,098	8,829	285%	increased
Gross margin	3,362	2,146	1,216	57%	increased
General and administrative expense	4,121	3,323	798	24%	increased
Impairment of goodwill and intangibles	16,259	—	16,259	100%	increased
Loss from operations	(17,018)	(1,177)	(15,841)	1346%	increased
Financing (expense) income	(2,749)	(1,053)	(1,696)	161%	increased
Net loss	$(19,767)	$(2,230)	$(17,537)	786%	increased

Gross margin %	22%	41%	(19)%	(46)%	decreased

Revenue

Our revenue showed an overall increase of $10.0 million, or 192%, for the three months ended September 30, 2023 compared to the same period in 2022 which was driven by the Big Village Acquisition, and was partially offset by macroeconomics factors, coupled with an overall reduction in spending by some partners due to inflationary concerns, which has led to lower than normal rates and lower earnings. The macroeconomic impact significantly reduced direct sales by digital publishing customers as well as traffic on our website, which resulted in lower revenue in these divisions. We also noted that one of our partners has changed its platform to favor short video and other "creator" content over news and media type content. These changes impact the visitors to our site and revenue in general.

The Company focuses on digital publishing, advertising technology, consumer insights, creative and media services. Revenue generated by each such division are set forth below:

(in thousands)	Three Months Ended September 30,
	2023	2022	Change	% Change
Digital publishing	$1,037	$2,513	(1,476)	(59)%	decreased
Advertising technology	3,643	2,731	912	33%	increased
Consumer insights	8,015	—	8,015	100%	increased
Creative services	1,801	—	1,801	100%	increased
Media services	793	—	793	100%	increased
	$15,289	$5,244	$10,045	192%	increased

Digital Publishing

Digital publishing revenue decreased by $1.5 million, or 59%, for the three months ended September 30, 2023 compared to the same period in 2022. Approximately $1.0 million, or 7%, of the Company’s revenue for the three months ended September 30, 2023 was generated from our digital publishing customers compared to $2.5 million, or 48%, for the same period in 2022. This division was significantly impacted by macroeconomics factors, coupled with an overall reduction in spending by some partners due to inflationary concerns and reduction in website traffic.

Advertising Technology

Advertising technology revenue increased by $912,000, or 33%, for the three months ended September 30, 2023 compared to the same period in 2022. Approximately $3.6 million, or 24%, of the Company’s revenue for the three months ended September 30, 2023 was generated from our advertising technology customers compared to $2.7 million, or 52%, for the same period in 2022.

During the three months ended September 30, 2023, approximately 100% of advertising technology revenue was generated in the U.S. and 0% was generated from our business in Israel, compared to 87% and 13% in the U.S. and Israel, respectively, for the same period in 2022. During the latter part of 2022, the Company started scaling down its operations in Israel and focusing more on its U.S. market in advertising technology to capitalize on more attractive revenue streams. The loss of revenue in Israel is a contributor to lower than expected growth in revenue in this category.

Consumer Insights

Consumer insights revenue, a new offering we acquired as part of the Big Village Acquisition, increased by $8.0 million, or 100%, for the three months ended September 30, 2023 compared to the same period in 2022. This revenue represents approximately 52% of the Company’s revenue for the three months ended September 30, 2023.

Creative Services

Creative services revenue, which we also acquired as part of the Big Village Acquisition increased by $1.8 million, or 100%, for the three months ended September 30, 2023 compared to the same period in 2022. This revenue represents approximately 12% of the Company’s revenue for the three months ended September 30, 2023.

Media Services

Media services revenue, which we also acquired as part of the Big Village Acquisition increased by $793,000, or 100%, for the three months ended September 30, 2023 compared to the same period in 2022. This revenue represents approximately 5% of the Company’s revenue for the three months ended September 30, 2023.

Cost of Revenue

(in thousands)	Three Months Ended September 30,
	2023	2022	Change	% Change
Direct salaries and labor cost	$2,674	$—	$2,674	100%	increased
Direct project cost	3,489	—	3,489	100%	increased
Non-direct project cost	2,880	—	2,880	100%	increased
Publisher cost	2,085	1,657	428	26%	increased
Content creation	228	327	(99)	(30)%	decreased
Sales commission	344	405	(61)	(15)%	decreased
Other	227	709	(482)	(68)%	decreased
	$11,927	$3,098	$8,829	285%	increased
Cost of revenue increased $8.8 million, or 285%, for the three months ended September 30, 2023, compared to the same period for 2022. Approximately $9.1 million, or 76%, in the increase of cost of revenue is attributable to the Big Village Entities for the three months ended September 30, 2023.
Direct Salaries and Labor Cost
Direct salaries and labor cost was $2.7 million for the three months ended September 30, 2023 and represents 22% of overall cost of revenue. These costs represent salary and labor cost for employees that work directly on customer projects for our consumer insights, creative and media services.
Direct Project Cost
Direct project cost was $3.5 million for the three months ended September 30, 2023 and represents 29% of overall cost of revenue. These costs includes payments made to third-parties that are directly attributable to completion of projects that allow for revenue recognition for our consumer insights, creative and media services.
Non-Direct Project Cost
Non-direct cost was $2.9 million for the three months ended September 30, 2023 and represents 24% of overall cost of revenue. These costs represent overall client service costs that are not specifically related to a particular project for our consumer insights, creative and media services.
Publisher Cost
Publisher cost was $2.1 million, which represents 17% of overall cost of revenue, and $1.7 million, or 53%, of overall cost of revenue, for the three months ended September 30, 2023 and 2022, respectively. We experienced an increase of $428,000, or 26%, for the three months ended September 30, 2023 compared to the same period in 2022. These costs represent payments to media providers and website publishers.

Gross Margin
Our gross margin increased $1.2 million, or 57%, for the three months ended September 30, 2023, compared to the same period for 2022.

General and Administrative Expenses

(in thousands)	Three Months Ended September 30,
	2023	2022	Change	% Change
Personnel cost	$2,301	$1,660	$641	39%	increased
Legal expense	211	53	158	298%	increased
Professional fees	(643)	827	(1,470)	(178)%	decreased
Insurance	328	150	178	119%	increased
Depreciation and amortization expense	867	399	468	117%	increased
Website expense	290	223	67	30%	increased
Other	767	11	756	6873%	increased
Total	$4,121	$3,323	$798	24%	increased

Gross margin as a percentage of general and administrative expense	82%	65%	17%	26%
General and administrative expenses increased by $798,000, or 24%, for the three months ended September 30, 2023, compared to the same period in 2022. The reduction is primarily due to a combination of factors as discussed below.

Personnel Cost

Personnel cost increased by approximately $641,000, or 39%, for the three months ended September 30, 2023 compared to the same period in 2022. This change is mainly driven by changes in head count. Personnel cost for Big Village employees is allocated between cost of revenue and general and administrative expenses depending on their contribution to certain revenue generating projects.

During the three months ended September 30, 2023, the Company's headcount decreased by 16 employees that were terminated as a reduction in force. A portion of the severance cost, or $14,000 was included in general and administrative expenses, this amount is related to three employees. In addition, severance cost related to 13 employees, which totaled $71,000, is included under cost of revenue. The Company employee's headcount was 188 and 59 at September 30, 2023 and 2022, respectively.

Legal Fees

Legal fees increased by $158,000, or 298%, for the three months ended September 30, 2023, compared to the same period in 2022.

Professional Fees

Professional fees decreased $1.5 million, or 178%, for the three months ended September 30, 2023, compared to the same period in 2022. Professional fees includes a credit balance which relates to a combination of adjustments to estimates made in the previous quarters as well as write off of older liabilities where the company was able to negotiate a lesser payment.

Impairment of goodwill and intangibles

(in thousands)	Three Months Ended September 30,
	2023	2022	Change	% Change
Impairment of goodwill and intangibles	$16,259	$—	$16,259	100%	increased

During the three months ended September 30, 2023, the Company performed an assessment of its goodwill and intangible assets. The assessment indicated that the carrying value was in excess of its implied fair value, resulting in an impairment charge of $13.7 million and $2.5 million for goodwill and intangibles, respectively.

Financing Expense

(in thousands)	Three Months Ended September 30,
	2023	2022	Change	% Change
Interest expense	$2,783	$1,071	$1,712	160%	increased
Other expense (income)	(34)	(18)	(16)	89%	decreased
Total financing expense (income)	$2,749	$1,053	$1,696	161%	increased

Financing expense increased by $1.7 million, or 161%, for the three months ended September 30, 2023, compared to the same period in 2022. This increase was largely attributable to a $1.7 million increase in interest expense related to the Centre Lane Senior Secured Credit Facility, which reflected higher principal and fees due to the Centre Lane Senior Secured Credit Facility amendments during the year ended December 31, 2022 and through the quarter end.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net loss from operations for the nine months ended September 30, 2023 was $29.6 million as compared to a net loss of $5.8 million for the same period in 2022. The following is our analysis for the period.

(in thousands)	Nine Months Ended September 30,
	2023	2022	Change	% Change
Revenue	$29,403	$14,420	$14,983	104%	increased
Cost of revenue	22,059	7,726	14,333	186%	increased
Gross margin	7,344	6,694	650	10%	increased
General and administrative expense	14,923	10,616	4,307	41%	increased
Impairment of goodwill and intangibles	16,259	—	16,259	100%	increased
Loss from operations	(23,838)	(3,922)	(19,916)	508%	increased
Financing (expense) income	(5,796)	(1,882)	(3,914)	208%	increased
Net loss	$(29,634)	$(5,804)	$(23,830)	411%	increased

Gross margin %	25%	46%	(21)%	(46)%	decreased
Revenue
Our revenue showed an overall increase of $15.0 million, or 104%, for the nine months ended September 30, 2023 compared to the same period in 2022 which was driven by the acquisition of the Big Village Entities, and was partially offset by macroeconomics factors, coupled with an overall reduction in spending by some partners due to inflationary concerns, which has led to lower than normal rates and lower earnings. The macroeconomic impact significantly reduced direct sales by digital publishing customers as well as traffic on our website, resulting in lower revenue in these divisions.

We also noted that one of our partners has changed its platform to favor short video and other "creator" content over news and media type content. These changes impact the visitors to our site and revenue in general.
The Company focuses on digital publishing, advertising technology, consumer insights, creative and media services. Revenue generated by each division are set forth below:

(in thousands)	Nine Months Ended September 30,
	2023	2022	Change	% Change
Digital publishing	$3,442	$6,500	$(3,058)	(47)%	decreased
Advertising technology	6,147	7,920	(1,773)	(22)%	decreased
Consumer insights	14,898	—	14,898	100%	increased
Creative services	3,486	—	3,486	100%	increased
Media services	1,430	—	1,430	100%	increased
	$29,403	$14,420	$14,983	104%	increased

Digital Publishing

Digital publishing revenue decreased by $3.1 million, or 47%, for the nine months ended September 30, 2023 compared to the same period in 2022. Approximately $3.4 million, or 12%, of the Company’s revenue for the nine months ended September 30, 2023 was generated from our digital publishing customers compared to $6.5 million or 45% for the same period in 2022. This division was significantly impacted by macroeconomics factors, coupled with an overall reduction in spending by some partners due to inflationary concerns and reduction in website traffic.

Advertising Technology

Advertising technology revenue decreased by $1.8 million, or 22%, for the nine months ended September 30, 2023 compared to the same period in 2022. Approximately $6.1 million, or 21%, of the Company’s revenue for the nine months ended September 30, 2023 was generated from our advertising technology customers compared to $7.9 million, or 55%, for the same period in 2022.

During the nine months ended September 30, 2023, approximately 99% of our advertising technology revenue was generated in the U.S. and 1% was generated from our business in Israel, compared to 87% and 13% in the U.S. and Israel, respectively, for the same period in 2022. During the latter part of 2022, the Company started scaling down its operations in Israel and focusing more on its U.S. market in advertising technology to capitalize on more attractive revenue streams. The loss of revenue in Israel is a contributor to reduction in revenue in this category.

Consumer Insights

Consumer insights revenue which is a new offering we acquired with the Big Village Acquisition, increased by $14.9 million, or 100%, for the nine months ended September 30, 2023 compared to the same period in 2022 and represented approximately 51% of the Company’s revenue for the nine months ended September 30, 2023.

Creative Services

Creative services revenue, which we also acquired as part of the Big Village Acquisition, increased by $3.5 million, or 100%, for the nine months ended September 30, 2023 compared to the same period in 2022 and represented approximately 12% of the Company’s revenue for the nine months ended September 30, 2023.

Media Services

Media services revenue, which we also acquired as part of the Big Village Acquisition, increased by $1.4 million or 100% for the nine months ended September 30, 2023 compared to the same period in 2022 and represented approximately 5% of the Company’s revenue for the nine months ended September 30, 2023.

Cost of Revenue

(in thousands)	Nine Months Ended September 30,
	2023	2022	Change	% Change
Direct salaries and labor	$5,202	$—	$5,202	100%	increased
Direct project and other cost	6,065	—	6,065	100%	increased
Non-direct project cost	5,272	—	5,272	100%	increased
Publisher cost	3,701	4,104	(403)	(10)%	decreased
Content creation	826	999	(173)	(17)%	decreased
Sales commission	592	741	(149)	(20)%	decreased
Other	401	1,882	(1,481)	(79)%	decreased
	$22,059	$7,726	$14,333	186%	increased
Direct Salaries and Labor Cost
Direct salaries and labor cost was $5.2 million for the nine months ended September 30, 2023 and represented 24% of overall cost of revenue for this period. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative and media services.
Direct Project Cost
Direct project cost was $6.1 million for the nine months ended September 30, 2023 and represented 27% of overall cost of revenue for this period. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative and media services.
Non-Direct Project Cost
Non direct cost was $6.1 million for the nine months ended September 30, 2023 and represented 24% of overall cost of revenue for this period. These costs represent overall client service costs that are not specifically related to a particular project.
Publisher Cost
Publisher cost was $3.7 million, which represents 17% of overall cost of revenue, and $4.1 million, or 53%, of overall cost of revenue for the nine months ended September 30, 2023 and 2022, respectively. We experienced a decrease of

$403,000, or 10%, for the nine months ended September 30, 2023 compared to the same period in 2022. These costs represent payments to media providers and website publishers.
Gross Margin
Our gross margin increased $650,000, or 10%, for the nine months ended September 30, 2023, compared to the same period for 2022, which is consistent with the increase noted in revenue and cost of revenue.
General and Administrative Expenses

(in thousands)	Nine Months Ended September 30,
	2023	2022	Change	% Change
Personnel cost	$6,063	$4,960	$1,103	22%	increased
Legal fees	871	365	506	139%	increased
Professional fees	2,931	2,243	688	31%	increased
Insurance	760	446	314	72%	increased
Depreciation and amortization	2,027	1,197	830	69%	increased
Website expense	977	915	62	7%	increased
Other	1,294	490	804	164%	increased
Total	$14,923	$10,616	$4,307	41%	increased

Gross margin as a percentage of general and administrative expense	49%	63%	(14)%	(22)%	decreased
General and administrative expenses increased $4.3 million, or 41% for the nine months ended September 30, 2023, compared to the same period in 2022. The reduction is primarily due to a combination of factors as discussed below.
Personnel Cost
Personnel cost increased approximately by $1.1 million, or 22%, for the nine months ended September 30, 2023 compared to the same period in 2022. This change was mainly driven by an increase in head count as a result of the acquisition of the Big Village Entities.
During the nine months ended September 30, 2023 the Company's headcount increased by a net amount of 131 employees, mainly attributable to the Big Village Acquisition. Personnel cost for Big Village employees are allocated between cost of revenue and general and administrative expenses depending on their contribution to certain revenue generating projects.
During the nine months ended September 30, 2023, the Company's headcount was reduced by 59 employees including 36 employees that were terminated as a reduction in force. The Company incurred severance cost of approximately $322,000 in connection with this reduction. Approximately $72,000 is included in cost of sales with the balance of $250,000 included in general and administrative cost.

The Company incurred severance cost of approximately $30,000 associated with a head count reduction during the same period for 2022.
Legal Expense
Legal fees increased by $506,000, or 139%, for the nine months ended September 30, 2023, compared to the same period in 2022. Approximately $384,000 of this increase represented costs associated with the Big Village Acquisition.

Professional Fees
Professional fees increased by $688,000, or 31%, for the nine months ended September 30, 2023, compared to the same period in 2022. Approximately $685,000 of this amount represented costs associated with the Big Village Acquisition.
Impairment of goodwill and intangibles

(in thousands)	Nine Months Ended September 30,
	2023	2022	Change	% Change
Impairment of goodwill and intangibles	$16,259	$—	$16,259	100%	increased

During the nine months ended September 30, 2023, the Company performed an assessment of its goodwill and intangible assets. The assessment indicated that the carrying value was in excess of its implied fair value, resulting in an impairment charge of $13.7 million and $2.5 million for goodwill and intangibles, respectively. There was no such charges for the same period in 2022.
Financing Expense

(in thousands)	Nine Months Ended September 30,
	2023	2022	Change	% Change
Interest expense	$6,211	$3,077	$3,134	102%	increased
Gain of forgiveness of PPP loan	—	(1,137)	1,137	(100)%	decreased
Other expense (income)	(415)	(58)	(357)	616%	increased
Total financing expense (income)	$5,796	$1,882	$3,914	208%	increased
Financing expense increased by $3.9 million, or 208%, for the nine months ended September 30, 2023, compared to the same period during 2022. This increase was largely attributable to a $3.1 million increase in interest expense related to the Centre Lane Senior Secured Credit Facility, which reflected higher principal and fees due to the amendments to this facility during the year ended December 31, 2022 through the quarter end. This increase was partially offset by a reduction in the Paycheck Protection Program ("PPP") loan forgiveness amount, which was $1.1 million in 2022.
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
A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months ended September 30, 2023
	2023	2022	2023	2022
Net loss before tax plus:	(19,767)	(2,230)	(29,634)	(5,804)
Depreciation expense	38	12	84	24
Amortization of intangibles	829	387	1,943	1,173
Impairment of goodwill and intangibles	16,259	—	16,259	—
Amortization of debt discount	594	309	1,438	923
Other interest expense	8	14	18	10
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes - related party	2,181	747	4,754	2,144
EBITDA profit (loss)	142	(761)	(5,138)	(1,530)
Stock compensation expense	56	38	114	214
Gain on forgiveness of PPP loan	—	—	—	(1,137)
Non-restructuring severance expense	85	—	322	30
Non-recurring professional fees	—	350	685	657
Non-recurring legal fees	—	—	384	—
Adjusted EBITDA profit (loss)	$283	$(373)	$(3,633)	$(1,766)
Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities and net working capital (deficit) as of September 30, 2023, compared to December 31, 2022.

(in thousands)	September 30, 2023	December 31, 2022
Total current assets	19,754	4,501
Total current liabilities	28,392	17,357
Net working capital deficit	$(8,638)	$(12,856)

As of September 30, 2023, we had a cash balance of $2.8 million compared with a cash balance of $316,000 as of December 31, 2022.

During the nine months ended September 30, 2023 and 2022, the Company drew $8.6 million and $3.1 million, respectively, in debt financing from the Centre Lane Senior Secured Financing Facility. The funds were used for general working capital needs and to fund the Big Village Acquisition. See Note 10, Centre Lane Senior Secured Credit Facility for more information.

Going Concern
Going Concern and Liquidity
Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $143.9 million as of September 30, 2023. Cash flows used in operating activities were $5.9 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had approximately a $8.6 million working capital deficit, inclusive of $2.8 million in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring all strategic alternatives, including restructuring or refinancing its debts, seeking additional debt, such as borrowings under the Centre Lane Senior Secured Credit Agreement or raising equity capital. The ability to access the capital market is also dependent on the stock volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, is not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

The accompanying unaudited consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Summary of Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022:

(in thousands)	Nine Months ended September 30, 2023
	2023	2022
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(5,883)	$(3,187)
Investing activities	(14)	—
Financing activities	8,357	2,818
Effect of foreign exchange rates on cash	4	—
Increase (decrease) in cash and cash equivalents	$2,464	$(369)

Operating Activities

For the nine months ended September 30, 2023, cash used in operating activities was $5.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $29.6 million, adjusted for non-cash charges of $1.9 million for amortization of intangible assets, $1.4 million of amortization of debt discount, $16.3 million impairment of goodwill and intangibles, $4.5 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, $177,000 for the provision of bad debt, $115,000 for stock option compensation expense, and a $802,000 net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $277,000 increase in accounts receivables offset by a $2.3 million increase in accounts payable and accrued expenses, an increase in other liabilities of $2.2 million, an increase in prepaid expenses and other current assets of $573,000, and a $942,000 increase in deferred revenue.

For the nine months ended September 30, 2022, cash used in operating activities was $3.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $5.8 million, adjusted for non-cash charges of $1.2 million for amortization of intangible assets, $923,000 of amortization of debt discount, $97,000 of stock-based compensation expense, $117,000 of stock compensation for the Oceanside shares, $87,000 for the provision of bad debt, $1.1 million from the gain on forgiveness of PPP loans and a $1.3 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $1.0 million decrease in accounts payable and accrued expenses, a $387,000 increase in accounts receivable, a $1.8 million increase in interest payable on the Centre Lane Senior Secured Credit Facility, and a $166,000 decrease in deferred revenue, increase in other liabilities of $661,000, offset by a $423,000 increase in prepaid and other current assets.

Investing Activities

Cash used in investing activities of $14,000 and $0 for the nine months ended September 30, 2023, and 2022, respectively, was due entirely to the purchase of property and equipment.
Financing Activities

During the nine months ended September 30, 2023, and 2022 the Company drew $8.6 million and $3.1 million, respectively, of debt financing from the Centre Lane Senior Secured Credit Facility, which was used primarily to fund our working capital and the Big Village Acquisition.
Summary of Debt Facilities
Centre Lane Senior Secured Credit Facility
The Company and its subsidiaries are parties to the Amended and Restated Senior Secured Credit Agreement between itself, the lenders party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (“Centre Lane Partners”), dated June 5, 2020, as amended (the “Credit Agreement”).
The outstanding principal owed to Centre Lane Partners was $68.0 million and $33.1 million as of September 30, 2023 and December 31, 2022, respectively, which matures on April 20, 2026.
The loan bears interest of 7.0% per annum plus the Secured Overnight Financing Rate ("SOFR"). At September 30, 2023, the SOFR was 5.37%, thus the overall interest rate on this facility was 12.37% at September 30, 2023.
Interest is paid in kind at 12.37% on approximately $33.1 million of the amount owed under the facility and at 15% on $28.1 million of the amount owed under the facility. With respect to the remaining $6.8 million owed under the facility, interest is paid in kind at 4% and in cash at the SOFR plus 3.0% (for a total interest rate of 8.37% at September 30, 2023).
Effective July 1, 2024, the $34.6 million outstanding under the Centre Lane Senior Secured Credit Facility will bear interest at 7.0% and SOFR plus 5.0%.
See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements for more information.

10% Convertible Promissory Notes
On November 30, 2018, the Company issued 10% convertible promissory note ("Convertible Note") in the amount of $80,000 to the Chairman of the Board, a related party. The Convertible Note is unsecured and matures five years from issuance and is convertible at the option of the holder into shares of our common stock at any time prior to maturity at a conversion price of $0.40 per share. The outstanding principal and interest of the Convertible Note is due and payable in November 2023.
See Note 12, 10% Convertible Promissory Notes to the consolidated financial statements for more details.
Contractual Obligations and Commitments

The Company leases its corporate offices under a long-term non-cancellable operating lease agreement that expired on October 31, 2021. On June 14, 2022, the Company signed a new agreement with lease term for five years beginning upon completion of improvements to the office space by the Landlord, which was completed on September 12, 2022. The annual base rent is $100,000, with a provision for a 3% increase on each anniversary of the rent commencement date, the lease expires in 2027. The Company has the option to renew the lease for one additional five-year term. See Note 18, Commitment and Contingencies for details regarding the Company’s lease.
There were no other material changes in our contractual obligations and commitments from those disclosed above and in the Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements
As of September 30, 2023, there were no off-balance sheet arrangements between us and any other entity that has, or is reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.
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
Business Combination
We account for acquisitions under FASB ASC Topic 805, Business Combinations, ("ASC 805"). In general, the acquisition method of accounting requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. We primarily estimate the fair value of identified intangible assets using discounted cash flow analyses based on market participant based inputs. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded as goodwill in our condensed consolidated balance sheets. Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in our condensed consolidated statement of operations. With respect to the Big Village Acquisition, the Company has allocated the purchase price based on preliminary estimates of fair value for the assets acquired and liabilities assumed using information currently available. Adjustments, if any, to the preliminary allocation are not expected to be material.
Recent Accounting Pronouncements
Recent accounting pronouncements are detailed in the “Summary of Significant Accounting Policies” in Note 2 to our unaudited consolidated financial statements.
Smaller Reporting Company Status
We are a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company even though we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item 3 to Form 10-Q.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and principal financial officer have concluded that as of the period ended September 30, 2023, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, because of the effect of the material weaknesses described below, management concluded that based upon this assessment that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

As set forth below, management will take steps to remediate the material weaknesses identified below. Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended September 30, 2023.

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

During the nine months ended September 30, 2023, the Company commenced its remediation plan to enhance controls relating to the accounting of its debt arrangements that includes the following:

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

Also, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, management previously identified the following material weaknesses, which caused management to conclude that as of December 31, 2021 our internal controls over financial reporting were not effective at the reasonable assurance level:

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

Commencing in the year ended December 31, 2022, the Company implemented a remediation plan to remediate the material weaknesses identified during the year ended December 31, 2021 as follows:

•We hired a new Chief Financial Officer with extensive knowledge of implementing procedures to remediate material weaknesses in companies.

•We expanded our finance department through the hiring of a certified public accountant with previous experience as an auditor and knowledge of SEC filings and technical issues. We believe this will strengthen our finance department as we work towards segregation of duties, strong internal controls and provide guidance to enhance our current staff. Management will further expand the accounting and finance function by hiring additional staff to ensure segregation of duties is enforced.

•We no longer rely on a third-party consultant to prepare our SEC filings, and this is now being done internally.

•We engaged a third-party company to assist the Company with SOX compliance.

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

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of developments to legal proceedings during the nine months ended September 30, 2023, see “Litigation” under Note 18, “Commitments and Contingencies” to our consolidated financial statements.
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

10.1	Nineteenth Amendment to the Amended and Restated Senior Secured Credit Agreement dated July 28, 2023	10Q	8/14/23	10.5
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350				Filed

32.2*	Certification of the Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 1350				Filed

101.INS	Inline XBRL Instance Document				Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

BRIGHT MOUNTAIN MEDIA, INC.

November 14, 2023	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Miriam Martinez
Miriam Martinez,
(Principal Financial Officer)