Form 10-K
period 2023-12-31
Bright Mountain Media, Inc.
filed 2024-04-01
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,704,754 on June 30, 2023.
As of March 29, 2024 we had 171,557,411 shares of our common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2023 (this “Annual Report on Form 10-K”) contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," “would, “could” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in forward-looking statements. Factors that could cause or contribute to such differences in our actual results include those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (the "SEC"). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law.

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

Business Overview
Organization and Nature of Operations

Bright Mountain Media, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Bright Mountain” or “we”) has an end-to-end digital media and advertising services platform that efficiently connects brands with targeted consumer demographics. We focus on digital publishing, advertising technology, consumer insights, creative and media services.

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

Advertising Technology

Our advertising technology division focuses on delivering targeted ads to audiences on owned and operated sites as well as third-party publishers in a cost-effective manner through the deployment of proprietary technologies. By developing our own proprietary technology stack, we are able to pass along efficiencies to both the demand and supply side of the ecosystem. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both demand (buy side) and publisher supply (sell side) programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, CTV, in-app). Programmatic advertising relies on software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with a bid price offered by advertisers.

Consumer Insights

Our consumer insights division focuses on providing primary and secondary research, competitive intelligence, and expert insight to address customers' strategic issues. We provide cutting-edge and dynamic research, offering clients a comprehensive perspective on their consumers. This insight extends to strategic guidance on the optimal timing and channels to effectively connect with target audiences. Our cutting-edge approach combines advanced data analytics, artificial intelligence, and comprehensive market research, to uncover actionable insights that drive informed decision-making.

Creative Services

Our creative services division transforms data into award-winning campaigns. We are uniquely able to leverage insights teams with highly strategic media planning and buying teams to ensure brands not only position their advertising precisely, but also yield impactful business results. Our goal is to combine data-driven decisions with creativity fueled by a deep understanding of modern culture.

Media Services

Our media services division focuses on advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. Our aim is to empower clients to access the most sought-after advertising spaces across diverse platforms tailored to their specific needs and preferences. Our data-driven approach ensures that ad placements are not only well-targeted, but also continuously optimized for maximum efficiency and ROI. Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us an indispensable partner in the success of our clients' advertising and marketing endeavors.

The Company generates revenue through:

•the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue;
•facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs");
•serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and
•providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research.

Our Strategy

Leveraging technology, data and insights to power customers’ creative and media strategies.

We Are Built on Advertising Technology

Innovative advertising technology built for modern digital media audiences. Our mission is to transform programmatic advertising through more sophisticated technology—with simpler, more straight-forward integrations—and a culture of true partnership.

We are Powered by Our Data Driven Insights

Our global research and analytics division uncovering not just the ‘what’ but the ‘why’ behind customer behavior, supporting clients’ insights needs with agile tools, CX research, branding, product innovation, data analytics, and more. We go beyond research to deliver integrated expertise and products that fine tune your data strategies, drive bottom line growth, and differentiate in today’s marketplace. Through collaboration with your teams to uncover the human truths that help you activate insight and accelerate growth.

A powerhouse of Millennial, Gen Z and Gen Alpha research, our consumer insights division is the foremost authority on emerging trends, generational insights, and youth behavior empowering companies to see tomorrow.

We Are Creative in Love with Our Craft

A modern creative and media shop that positions brands to be lifted by their audiences with contextually crafted work in social, digital, and traditional channels. We aim to understand what is happening now in humanity and culture and getting prepared for what's next.

We Are The Authority On Moms And Motherhood
Our division offers massive global reach through our engaging content and multicultural audiences. We are here for mom throughout her motherhood journey. Helping families raise happy, kind and confident kids. Delivering diverse voices and perspectives on motherhood.
Market Challenge
According to eMarketer's report, "US Ad Spending 2023", published May 2023, digital ad spending in the US faces its slowest growth rate in over a decade, even though almost $20.0 billion more was anticipated to be spent in 2023 compared to 2022. Most of the new money is going to new channels, rather than those that were popular just a few years ago. Total ad spending for 2023 in the U.S. was expected to reach approximately $350.00 billion. Digital was expected to account for 74.6% of that total, or $263.89 billion. Total media ad spending was anticipated to increase by just 3.8% due to negative growth from traditional media. TV, radio, out-of-home (OOH), and print ad spending were anticipated to collectively contract by 6.3% in 2023, with the bulk of the loss coming from TV.
According to eMarketer, CTV ad spending was set to be the second-fastest growing major ad channel in 2023.
According to eMarketer's report, "Advertising Trends to Watch in 2024", published November 2023, after growing at a compound annual rate of 17.6% over the past 15 years, digital ad spending is expected to settle into year over year growth in the low double digits starting in 2024 and through at least 2027. This is a sign of a mature market that should top $270.0 billion in 2024 and account for over three-quarters of all ad spending.

Industry Outlook

Impact on the U.S. Market
In April 2023, a report was published by Interactive Advertising Bureau ("IAB") titled "Internet Advertising Revenue Report, Full-Year 2022 Results." The report reflected how the digital advertising industry showed resilience in the face of a strained economy. Internet advertising revenues grew 10.8% year-over year (YoY), totaling $209.7 billion. After seeing exponential growth coming out of the pandemic, the highest level of growth seen since 2006, a deceleration in advertising revenues was expected. High inflation rates and economic uncertainty throughout 2022 impacted marketing budgets.
The IAB report states that the programmatic growth trend continued in 2022 as it grew 10.5% year over year and increased its share of overall non-search ad revenue to 12.7% (from 10.8% in 2021).
The IAB report indicated that mobile advertising revenues continue to strengthen with 14.1% YoY growth and ad revenues reaching a record high of $154.1 billion. The continued evolution and expansion of digital environments, the increase in consumption of digital audio formats such as podcasts, plus the continued rollout of 5G and its beneficial impact on VR and AR advertising capabilities, were likely to continue to positively impact mobile ad revenues in 2023.
IAB indicated that they expected to see advertising budgets in 2023 continue to migrate to retail media networks as they offer advertisers access to first-party data for personalization and measurement in closed-loop environments.
Per the IAB report, regulatory uncertainty and continued economic challenges will likely threaten industry profit margins and reduce the rate of economic contributions. As user privacy concerns continue to rise and new state-level regulations are being introduced, it’s becoming increasingly evident that the industry needs to adapt and evolve beyond traditional methods.
Impact on the Worldwide Market
In January 2024, eMarketer published a report titled "Worldwide Digital Ad Spending Forecast 2024". The report stated that ad spending growth will accelerate across the board in 2024, and that digital media, traditional media, and total media ad spending will all grow faster worldwide this year than in 2023. After two years of relative malaise, the outlook is positive on a global scale and in every major region of the world. eMarketer indicated that digital advertising had a better 2023 than they originally predicted.
According to eMarketer's report, the US is expected to account for almost 40% of total worldwide ad spending and 44% of digital ad spending in 2024. In 2023, the US posted its slowest digital ad growth in 14 years of 9.7%, but the world's largest economy still produced $23.8 billion in new digital ad dollars. In other words, in a down year, the US produced more new digital ad spending than almost any other country in the world produced in total. The US is expected to return to double-digit growth for both total and digital ad spending this year, and its share of the worldwide spending in both categories is expected to tick up in the coming years, after taking a slight dip in 2023.

Digital Ad Spending Worldwide, 2022-2027 billions, % change and % of total media ad spending

$919.70
$842.43
$767.12
$691.22
$610.86
$551.88
64.9%
67.5%
67.7%
71.6%
73.2%
74.7%
9.1%
10.7%
13.2%
11.0%
9.8%
9.2%
2022
2023
2024
2025
2026
2027
Digital ad spending
% of total media ad spending
% change

Note: includes advertising that appears on desktop and laptop computers as well as mobile phones, tablets, and other internet-connected devices, and includes all the various formats of advertising on those platforms
Source: Insider Intelligence | eMarketer Forecast, Oct 2023

284093	www.eMarketer.com

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
Technology and Product Platforms (Including URL’s)
Our top technical priorities are the security of our systems and the fast and reliable delivery of pages and ads to our users. Our systems are designed to handle processing of personal data, as well as traffic and network growth. We rely on multiple tiers of redundancy/failover and, with respect to our advertising technology business, third-party content delivery networks to achieve our goal of 24 hours-a-day, seven-days-a-week uptime. Regular automated backups protect the integrity of our data. Our servers are continuously monitored by numerous third-party and open-source monitoring and alerting tools.
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
Customers
Our customers are advertisers, advertising agencies and advertising service organizations seeking to have their respective advertisements placed on one of the many platforms serviced by the Company. For the years ended December 31, 2023 and 2022, two customers represented 23.0% of our revenue and one customer represented 37.7% of our revenue, respectively; both customers have the option to cancel their agreements by providing the Company 10 days and 30 days prior written notice, respectively.
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
We rely on IP addresses, geo-location information, and persistent identifiers about Internet users and do not attempt to associate this data with other data that can be used to identify real people. This type of information is considered personal data in some jurisdictions or otherwise may be the subject of future legislation or regulation. The definition of personal data varies by state and country and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. For example, some European countries consider IP addresses or unique device identifiers to be personal data subject to heightened legal and regulatory requirements. As a result, our technology platform and business practices must be assessed regularly in each country in which we do business.

There are also several specific foreign laws and regulations governing the collection and use of certain types of consumer data relevant to our business.
For instance, the use and transfer of personal data in the European Union (the "EU") member states is currently governed under the EU Data Protection Directive, which generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data. In addition, the EU has finalized the General Data Protection Regulation (“GDPR”), which became effective in May 2019. The GDPR sets out higher potential liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe. Among other requirements, the GDPR obligates companies that process large amounts of personal data about EU residents to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Further, the EU is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the EU ePrivacy Regulation. The EU ePrivacy Regulation proposes burdensome requirements around obtaining consent and imposes fines for violations that are materially higher than those imposed under the EU Cookie Directive.
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
Human Capital
Because of the service nature of our business, the quality of personnel is of crucial importance to our continuing success and our employees, including creative, digital, research, media and account specialists, and their skills and relationships with clients, are among our most valuable assets. There is keen competition for qualified employees.
As of December 31, 2023, we had 190 employees, of which 173 were employed in the U.S. and 17 outside of the U.S., in Thailand.
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
The Company sets specific standards for human capital management and, on a yearly basis, assesses each operating unit’s performance in managing and developing its workforce. We undertake human capital initiatives with the aim of ensuring that employees have the high level of competence and commitment our business needs to succeed. We formally assess our operating units against their efforts in the areas of people development, diversity and inclusion, performance management, talent acquisition and organization development in order to drive or support the units’ strategic business and growth goals. Accordingly, the operating units create and deploy skills-training programs, management training, employee goal-setting and feedback platforms, applicant-tracking systems, new-employee onboarding processes, and other programs intended to enhance the performance and engagement of the workforce.
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

The Company has a 401(K) plan that covers employees that have reached 18 years of age upon commencement of employment. The plan provides for voluntary employee contribution through salary deductions. For the year ended December 31, 2023, and 2022, there were no employer contribution made.
History of Our Company

We were organized as a Florida corporation in 2010 but remained a development stage company until 2013, when we changed our name to Bright Mountain Holdings, Inc., and began building our digital marketing brand in 2014. In 2015, we changed our name again to Bright Mountain Acquisition Corporation, and then to Bright Mountain Media, Inc., as we began acquiring businesses, including e-commerce businesses, and implementing our strategy to transform into a digital publishing and advertising technology holding company. During 2018, we discontinued our e-commerce product sales segment to focus entirely on the advertising segment. In 2020, we acquired Wild Sky Media in the digital publishing area consistent with our strategy to transform into a digital publishing and advertising technology holding company. In 2023, we expanded our focus when we completed the acquisition of two business units of Big Village (Big Village Insights, Inc and Big Village Agency LLC, (together, the “Big Village Entities”)). Through these acquisitions, we have now expanded how we connect with our customers focusing on consumer insights, and creative and media services. We currently have six subsidiaries: CL Media Holdings LLC, Bright Mountain LLC, Mediahouse, LLC, Slutzky & Winshman Ltd, Big-Village Agency LLC, and BV Insights LLC; each of which offers a unique service to our customers. During the year ended December 31, 2023, we terminated operations of Mediahouse, LLC and Slutzky & Winshman Ltd, which were located in the United States and Israel, respectively. At December 31, 2023, these two entities held no employees but had not been dissolved.

Our principal executive offices are located at 6400 Congress Avenue, Suite 2050, Boca Raton, FL 33487, and our
telephone number is (561) 998-2440.

Available Information
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

Summary of Principal Risk Factors

Risks Relating to Our Financial Condition and Indebtedness

•We have a history of losses.
•We may not be able to refinance, extend or repay our substantial indebtedness owed to Centre Lane, which would have a material adverse effect on our financial condition and ability to continue as a going concern.
•Our secured indebtedness may impair our ability to operate our business.
•We have depended upon sales of equity securities and borrowings under the Centre Lane Senior Secured Credit Facility to provide operating capital.
•Our economic performance has raised substantial doubt about our ability to continue as a going concern.
•If we fail to establish and maintain adequate internal control over our financial and management system, our ability to accurately and timely report our financial results could be adversely affected, resulting in errors in our financial reporting, which could cause a loss of investor confidence.
•We depend upon a substantial portion of our revenues from a limited number of customers.
•We are subject to seasonal fluctuations in our revenues in future periods.
•Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

Risks Related to Our Operations

•Past acquisitions and any future acquisitions, joint ventures, strategic alliances or similar transactions may not perform as expected.
•The acquisition of new businesses is costly, and these acquisitions may not enhance our financial condition.
•If we fail to detect advertising fraud or other actions that impacts our advertising campaign performance, we could harm our reputation with advertisers or agencies, which would cause our revenue and business to suffer.
•If advertising on the internet loses its appeal, our revenue could decline.
•Our success is dependent upon our ability to effectively expand and manage our relationships with our publishers.
•Online security breaches or other disruptions of our information technology systems could harm our business.
•We must generate high quality content in order to attract and retain users, advertisers and strategic buyers.
•We may expend significant resources to protect our content or to defend claims of infringement by third parties, and if we are not successful, we may lose the rights to use material or be required to pay significant fees.
•Failure to protect our intellectual property rights or claims by others that we infringe their intellectual property rights could substantially harm our business.
•Developing and implementing new and updated applications, features and services for our websites may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs.
•If we are unable to obtain or maintain key website addresses, our ability to operate and grow our business may be impaired.
•If we are unable to respond to rapid technological change, our products and services could become obsolete, and our reputation could suffer.
•Our ability to deliver our content depends upon the quality, availability, policies and prices of certain third-party service providers.
•We may be held liable for content or third-party links on our website or content distributed to third parties, and our general liability insurance may not be adequate to compensate us for all liabilities to which we are exposed.
•We depend on our senior management team and other key employees, and the loss of any of them could harm our business.
•We must hire, integrate and/or retain qualified personnel to support our business.

•We deliver advertisements to users from third-party advertising services, which exposes our users to content and functionality over which we do not have ultimate control.
•Our services may be interrupted if we experience problems with our network infrastructure.
•Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic.
•We are unable to predict the impacts of COVID-19 and any other future pandemic or outbreak of disease on our business.
•Privacy violations could impair our business.
•We are subject to several regulatory risks, and any failure to comply with various regulations could adversely impact our business.
•Litigation is both costly and time-consuming, and there is no certainty of a favorable result.
•Our industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations and financial condition could be harmed.
•We may be adversely affected by the effects of inflation.
•Our platform relies on third-party open source software components.
•The effectiveness of certain services we offer depends on our ability to collect and use online data.
•The rejection of digital advertising by consumers, through opt-in, opt-out or ad-blocking technologies or other means or the restriction on the use of third party-cookies, mobile device identifiers or other tracking technologies, could adversely affect our business, results of operations, and financial condition.
•If ad formats and digital device types develop in ways that prevent advertisements from being delivered to consumers, our business, results of operations, and financial condition may be adversely affected.
•Our intellectual property rights may be difficult to enforce and protect, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and having an adverse effect on our business, results of operations, and financial condition.
•We could experience a decline in renewals or demand for our subscription-based research services.
•We may be unable to develop and offer new research products and services.
•Our creative advertising services division may not be able to remain competitive or retain key clients.

Risks Related to the Ownership of Our Securities

•There is a limited public market for our Common Stock.
•We have outstanding convertible notes, options and warrants to purchase approximately 19% of our outstanding Common Stock, which will have a dilutive effect on our existing shareholders if converted or exercised.
•The concentration of stock ownership and control by Centre Lane, and our debt transaction with Centre Lane, may cause conflicts of interests that may adversely affect us.
•Some provisions of our charter documents and Florida law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders and may prevent attempts by our shareholders to replace or remove our current management.
•Our Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing or deterring a change of control.
•We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future and, as such, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.
•We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our Common Stock.

RISKS RELATING TO OUR FINANCIAL CONDITION AND INDEBTEDNESS

We have a history of losses.

We incurred significant net losses for the years ended December 31, 2023, and 2022, and at December 31, 2023, we had a significant accumulated deficit. There is substantial doubt that we will be able to significantly increase our revenues and gross profit to a level which supports profitable operations and provides sufficient funds to pay our operating expenses and other obligations as they become due. The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring all strategic alternatives, including restructuring or refinancing its debts, seeking additional debt, such as borrowings under the Centre Lane Senior Secured Credit Facility or seeking equity capital. The ability to access the capital market is also dependent on the stock volume and market price of the Company's stock, which cannot be assured. The Company may need to pursue other measures including reducing or delaying certain business activities, reducing general and administrative expenses, and reducing its headcount.

We may not be able to refinance, extend or repay our substantial indebtedness owed to Centre Lane, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We anticipate that we will need a significant amount of cash in the near future in order to repay the portion of our outstanding debt obligations owed under the Centre Lane Senior Secured Credit Facility as and when they mature during 2024. As of December 31, 2023, we owed Centre Lane $70.2 million under the Centre Lane Senior Secured Credit Facility. Of this amount, $879,000, $3.0 million, $879,000 and $879,000 is due on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, respectively. The balance of $64.6 million is due in 2025 or later. If we have insufficient cash to pay these amounts and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default in the Centre Lane Senior Secured Credit Facility, Centre Lane would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if Centre Lane exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

Our secured indebtedness may impair our ability to operate our business.

As of December 31, 2023, and 2022, we had $70.2 million and $33.1 million in outstanding secured indebtedness under the Centre Lane Senior Secured Credit Facility, respectively. The instruments governing our existing secured indebtedness may inhibit our ability to incur additional debt and require significant payments from the proceeds of any debt or equity sale without the consent of the lender. In addition, we have additional covenants and obligations under the secured indebtedness which may limit our ability to operate our business. Our ability to repay the indebtedness may require us to dedicate a substantial portion of our cash flow for operations to payment of debt service and principal thereby reducing funds available to implement our business strategy. Our level of indebtedness could also provide limits in our ability to adjust to changing market conditions and vulnerability in the event of a downturn in economic conditions in the businesses in which we operate and impair our ability to obtain additional financing for our business strategy. If we are unable to meet our obligations under the secured indebtedness, the lender may call a default and our business could be foreclosed upon.

We have depended upon sales of equity securities and borrowings under the Centre Lane Senior Secured Credit Facility to provide operating capital.

Historically, we have not generated sufficient gross profit to pay our operating expenses and we reported a net loss for the years ended December 31, 2023, and 2022. During 2023 and 2022, we were dependent on borrowings under the Amended and Restated Centre Lane Senior Secured Credit Facility (the "Centre Lane Senior Secured Credit Facility") to support our working capital needs. We are not currently a party to any binding agreements to raise additional capital and there are no assurances we will be able to raise any additional third-party capital. Although we recently improved our gross profit substantially and became cash flow positive, there can be no assurance that this trend will continue, and if it does not continue, and we are unable to raise sufficient additional working capital as needed, we may be unable to grow our Company, and we may not be able to pay our liabilities as they come due.

The Company’s economic performance has raised substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $149.8 million at December 31, 2023. Our independent registered public accounting firm’s report on our audited financial statements includes an explanatory paragraph related to substantial doubt about the Company’s ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we fail to establish and maintain adequate internal control over our financial and management system, our ability to accurately and timely report our financial results could be adversely affected, resulting in errors in our financial reporting, which could cause a loss of investor confidence.

We must maintain effective financial and management systems and internal controls to meet our public company reporting obligations. Moreover, the Sarbanes-Oxley ("SOX") requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. If we have a material weakness or deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to maintain effective financial and management systems and internal controls could result in errors in our financial reporting, us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements.

We depend upon a substantial portion of our revenues from a limited number of customers.

For the year ended December 31, 2023, two customers represented 23.0% of our revenue, and for the year ended December 31, 2022, one customer represented 37.7% of our revenue. The loss of these customers could have a material adverse impact on our results of operations in future periods. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customer. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. If these customers experiences declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose two major customers. These customers may generally terminate their business with us upon 10 and 30 days’ notice, respectively. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenue, results of operations and/or the trading price of our Common Stock.

We are subject to seasonal fluctuations in our revenues in future periods.

Typically advertising technology companies report a material portion of their revenues during the fourth calendar quarter as a result of holiday-related advertising spending. Our experience has been consistent with this trend. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years or quarters.

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

RISKS RELATED TO OUR OPERATIONS

Past acquisitions and any future acquisitions, joint ventures, strategic alliances or similar transactions may not perform as expected.

We have consummated and may continue to consummate acquisitions, joint ventures and strategic alliances in order to provide increased capabilities to our existing products, supply new products and services or enhance our distribution channels. We may make strategic acquisitions of and investments in other businesses that offer complementary products, services and technologies, augment our market segment coverage and geographic locations, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. If we fail to integrate acquired businesses successfully into our existing businesses, or if these businesses fail to perform as well as we had anticipated, we could incur unanticipated expenses and losses, and the costs of the acquisition could exceed the benefits either in the short term or the long term.

Risks that could have a material adverse effect on our business, results of operations or financial condition include, without limitation:

•the inability of the acquired business to meet the sales and operating projections provided to us;
•the difficulty of assimilating the operations and personnel of acquired businesses;
•the unexpected loss of customers of the acquired business;
•the diversion of management time and resources and the potential disruption of our ongoing business;

•the potential inability of management to maximize our financial and strategic position as a result of an acquisition or investment;
•the potential for costs and delays in implementing, and the potential difficulty in maintaining, uniform standards, controls, procedures and policies, including the integration of different information systems;
•unexpected costs and time associated with upgrading the acquired business's internal accounting systems as well as educating each of its staff as to the proper methods of collecting and recording financial data;
•the risk of entering market segments in which we have no or limited direct prior experience and where competitors in such market segments have stronger market segment positions;
•potential unknown liabilities associated with acquired businesses;
•the risk that there could be deficiencies in the internal controls of any acquired company or investments that could result in a material weakness in our overall internal controls taken as a whole; and
•the potential loss of key employees of an acquired company.

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

An element of our growth strategy has been to acquire companies which complement our business. The process to undertake a potential acquisition can be time-consuming and costly. We have expended and expect to continue to expend significant resources to undertake business, financial and legal due diligence on potential acquisition targets. In addition, there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash and exposure to undisclosed or potential liabilities of acquired companies. In some instances, we may be required to provide historic audited financial statements for up to two years for acquisition targets in compliance with the rules and regulations of the SEC. The necessity to provide these audited financial statements will increase the costs to us of consummating an acquisition or, if it is determined that the target company cannot obtain the requisite audited financials, we may be unable to pursue an acquisition which might otherwise be accretive to our business. In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these businesses will enhance our future financial condition. To the extent that a business we acquire does not meet the performance criteria used to establish a purchase price, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any.

If we fail to detect advertising fraud or other actions that impacts our advertising campaign performance, we could harm our reputation with advertisers or agencies, which would cause our revenue and business to suffer.

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

The efficient operation of our business depends on our information technology systems. We collect, process, store, and share high volumes of personal information which is regulated by various laws. We rely on encryption and authentication technology to effect secure transmission of such information. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

We must generate high quality content in order to attract and retain users, advertisers and strategic buyers.

The success of the Wild Sky Media brand depends largely on its ability to provide high quality content which is of interest to its users. If its users do not perceive its existing content to be of high quality, or if we introduce new content or enter into new business ventures that are not favorably perceived by users, we may not be successful in promoting and maintaining the Wild Sky Media brand. Any change in the focus of our operations as a result of the content we provide creates a risk of diluting our brand, confusing users and decreasing the value of our website traffic base to advertisers. If we are unable to maintain or grow the Wild Sky Media brand, our business could be harmed.

We may expend significant resources to protect our content or to defend claims of infringement by third parties, and if we are not successful, we may lose the rights to use material or be required to pay significant fees.

Our success and ability to compete are dependent on our proprietary content. We rely on copyright law to protect our content. While we actively take steps to protect our proprietary rights, these steps may not be adequate to prevent the infringement or misappropriation of our content, which could harm our business. In addition to content written by our employees, we also acquire content from various freelance providers and other third-party content providers. While we attempt to ensure that such content may be freely used by us, other parties may assert claims of infringement against us relating to such content. We may need to obtain licenses from others to refine, develop, market and deliver new content or services. We may not be able to obtain any such licenses on commercially reasonable terms or at all or rights granted pursuant to any licenses may not be valid and enforceable.

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

Our website addresses, or domain names, are critical to our business. We currently own more than 142 domain names. However, the regulation of domain names is subject to change, and it may be difficult for us to prevent third parties from acquiring domain names that are similar to ours, that infringe our trademarks or that otherwise decrease the value of our brands. If we are unable to obtain or maintain key domain names for the various areas of our business, our ability to operate and grow our business may be impaired.

If we are unable to respond to rapid technological change, our products and services could become obsolete, and our reputation could suffer.

The markets for our products and services are characterized by rapidly changing technology, evolving industry standards and increasingly sophisticated customer requirements. The introduction of products embodying new technology and the emergence of new industry standards can negatively impact the marketability of our existing products and can exert price pressures on existing products. Additionally, if our websites or services do not work as intended, or if we are unable to upgrade the functionality of our websites or services as needed to keep up with the rapid evolution of technology , our websites or services may not operate properly or as efficiently as those of our competitors, which could harm our business. It is critical to our success that we are able to anticipate and react quickly to changes in technology or in industry standards and to successfully develop, introduce, and achieve market acceptance of new, enhanced and competitive products and services on a timely basis and cost-effective basis. Software product design, development and enhancement involve creativity, expense and the use of new development tools and learning processes. Delays in software development processes are common, as are project failures, and either factor could harm our business. There can be no assurance that we will successfully develop new products and services or enhance and improve our existing products and services, that new products and services and enhanced and improved existing products and services will achieve market acceptance or that the introduction of new products and services or enhanced existing products and services by others will not negatively impact us. Our inability to develop products and services that are competitive in technology and price and that meet end-user needs could have a material adverse effect on our business, financial condition or results of operations.

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

We may be held liable for content or third-party links on our website or content distributed to third parties, and our general liability insurance may not be adequate to compensate us for all liabilities to which we are exposed.

As a publisher and distributor of content over the internet, including links to third-party websites that may be accessible through our websites, or content that includes links or references to a third-party’s website, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature, content or ownership of the material that is published on or distributed from our websites. These types of claims have been brought, sometimes successfully, against online services, websites and print publications in the past. Other claims may be based on errors, or false or misleading information provided on linked websites, including information deemed to constitute professional advice such as legal, medical, financial or investment advice. Although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liabilities imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our financial condition and business. Implementing measures to reduce our exposure to these forms of liability may require us to spend substantial resources and limit the attractiveness of our websites to users.
We depend on our senior management team and other key employees, and the loss of any of them could harm our business.
We rely on our leadership team and other key employees. From time to time, there are changes in our management team resulting from the hiring or departure of executives or other key employees, which could disrupt our business. Although some of our senior management are parties to an employment contract with us, some of our senior management and key employees are employed on an at will basis, which means that they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a material adverse effect on our business.

We must hire, integrate and/or retain qualified personnel to support our business.

Our success also depends on our ability to attract, train and retain qualified personnel. Competition for qualified personnel is intense and we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract and retain qualified personnel, our business may suffer.

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

Various risks could interrupt access to our primary network infrastructure or data, exposing us to significant costs and other liabilities. Our revenue depends on technology for critical business operations, providing services to our clients, delivering and measuring advertising impressions, operating our ad exchange, and impression placement. That technology further depends on our IT systems' continuing and uninterrupted performance. Our IT infrastructure operates on cloud-based service providers, Software as a Service (SaaS) providers), and managed services housed in third-party commercial data centers, including primary and secondary locations, which are regionally dispersed to mitigate the impact of a localized event. This infrastructure relies on multiple internet service providers (ISPs), content delivery networks (CDNs), domain name systems (DNS providers), and mobile networks for operations. In addition, our systems interact with the systems of buyers and sellers and their contractors.

Any damage to, or failure of, these systems could result in interruptions to the availability or functionality of our service. Moreover, the failure of our data center hosting facilities or any other third-party providers to meet our capacity requirements or dramatically increased costs of such resources, could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. All of these providers and systems are vulnerable to disruption and/or damage from several sources, many of which are beyond our control, including without limitation: (i) loss of adequate power or cooling and telecommunications failures, (ii) fire, flood, earthquake, hurricane, and other natural disasters, (iii) software and hardware errors, failures, or crashes, (iv) financial insolvency, and (v) computer viruses, malware, hacking, terrorism, and similar disruptive problems.

Cyberattacks present a severe threat because they are difficult to prevent and remediate, are constantly evolving and improving, and can be used to defraud our buyers and sellers and their clients to steal confidential or proprietary data from us, our clients, or their users. Artificial intelligence has the potential to exacerbate cybersecurity threats, increasing their frequency and sophistication. Malfunctions or failure of our systems or systems that interact with our systems, or inaccessibility or corruption of data, could disrupt our operations and negatively impact our business. This could impact our business operations to a level in excess of any applicable business interruption insurance, result in potential liability to buyers and sellers, and negatively affect our reputation and ability to sell our solution.

Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic.

Our websites are hosted by third-party providers. Any disruption of the computing platform at these third-party providers could result in a service outage. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, supplier failures to meet commitments and similar events could damage these systems and cause interruptions in the hosting of our websites or services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our website and could cause advertisers to terminate their agreements with us. In addition, we could lose advertising revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for losses that may occur due to any failures of or interruptions in our systems.

Our websites and other services must accommodate high volumes of traffic and deliver frequently updated information. While we have not experienced any systems failures to date, it is possible that we may experience systems failures in the future and that such failures could have a material adverse effect on our business. In addition, our users and clients depend on internet service providers, online service providers and other website operators for access to our websites and services. Many of these providers and operators have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems and outside of our control. Any of these system failures could harm our business, financial condition and results of operations. We are unable to predict the impacts of COVID-19 and any other future pandemic or outbreak of disease on our business.

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

The COVID-19 pandemic has affected our operations in the past and may continue to do so in the future. For example, with the COVID-19 pandemic, we experienced a pause in marketing campaigns by a limited number of clients and an adverse impact from several suppliers. We also experienced interruptions in our daily operations, including financial reporting process, as a result of certain policies and actions put into place to mitigate the effects of the COVID-19 pandemic. We expect the revenue impact on our industry could vary dramatically by vertical. For example, we would expect to see less advertising demand from the travel, leisure and hospitality verticals and more advertising demand in the health, technology, insurance, and pharmaceutical verticals. We will continue to assess the impact of the COVID-19 pandemic on our Company, however, at this time we are unable to predict all possible impacts on our Company, our operations, and our revenues.

In addition, we cannot predict the impact any future pandemic or outbreak of a disease, or a catastrophic event will have on our business partners and third-party vendors, and we may be adversely impacted as a result of the adverse impact our third-party vendors suffer. We maintain long-standing relationships with Google and others that provide access to hundreds of thousands of advertisers from which most of our Real Time Bidding and digital publishing revenue originates. Any adverse impact on the operations of those companies would have a correspondingly adverse impact on our revenues in future periods. To the extent a pandemic or other catastrophic event adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operations.

Privacy violations could impair our business.

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

We are subject to several regulatory risks, and any failure to comply with various regulations could adversely impact our business.

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

We may be involved in lawsuits and regulatory actions, both in and outside the ordinary course of our business, with customers, employees and others. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management’s attention from core business operations and impact operating results, particularly if a lawsuit results in an unfavorable outcome, or could harm the Company’s reputation with customers, employees, investors and others. Litigation is both costly and time consuming and often results in the diversion of management time and resources. All or a portion of our costs may not be covered by insurance, and there can be no assurance that we will prevail in any such matter.

Our industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations and financial condition could be harmed.

Our industry is intensely competitive. To sustain and grow our revenue, we must continuously respond to the different trends driving our industry. We generally have flexible master services agreements in place with our customers. Such agreements allow our customers to change the amount of spend through our platform or terminate our services with limited notice. As a result, the introduction of new entrants or technology that are superior to or that achieve greater market acceptance than our products and solutions could negatively impact our revenue. In such an event, we may experience a reduction in market share and may have to respond by reducing our prices, resulting in lower profit margins for us. There has also been rapid evolution and consolidation in the marketing technology industry, and we expect this trend to continue. Larger companies typically have more assets to purchase emerging companies or technologies, which gives them a competitive edge. If we are not able to effectively compete with these consolidated companies, we may not be able to maintain our market share and may experience a reduction in our revenue.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices, we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Our platform relies on third-party open source software components.

Failure to comply with the terms of the underlying open source software licenses could expose us to liabilities, and the combination of open source software with code that we develop could compromise the proprietary nature of our platform. Our platform utilizes software licensed to us by third-party authors under “open source” licenses and we expect to continue to utilize open source software in the future. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of the open source software we use, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay new solution introductions, result in a failure of our platform and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches. Furthermore, some open source licenses require that proprietary source code combined with, linked to or distributed with such open source software be released to the public, and may also prohibit charging fees for the use of the software. If we combine, link or distribute our proprietary software with open source software in a specific manner, we could, under some open source licenses, be required to release the source code of our proprietary software to the public. This could also preclude us from charging license fees. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.

The effectiveness of certain services we offer depends on our ability to collect and use online data.

New tools used by consumers to limit data collection, regulatory restrictions and potential changes to web browsers and mobile operating systems affect our ability to collect such data, which could harm our operating results and financial condition. The ability of our platform to deliver high quality solutions to our customers is based on our technology’s capability to derive relevant, actionable insights from the data that we ingest into our systems and our ability to execute marketing programs across digital channels. The future of digital data collection practices is evolving, with some prominent companies in the industry recently announcing that they will implement their own individual data collection tools and phase out others. This approach may or may not be compatible with our current operations in those channels and platforms. It is yet to be determined if there will be an industry-wide framework for targeting consumers in a digital environment. Furthermore, regulatory and legislative actions may influence which data collection tools are permitted in various jurisdictions and may further restrict our data collection efforts. Without this incremental data, we may not have sufficient insight into the consumer’s activity to provide some of our current tools, products, and services, which may impact our capacity to execute our customers’ programs efficiently and effectively. Various digital tracking tools may be deleted or blocked by consumers. The most commonly used internet browsers also allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with), which are not affected by changes from web browsers and operating systems, or third-party cookies (placed by parties that do not have direct relationship with the consumer), which some browsers may block by default. Mobile devices using Android and iOS operating systems limit the ability of cookies, or similar technology, to track consumers while they are using applications other than their web browser on the device. Even if cookies and ad blockers do not ultimately have an adverse effect on our business, investor concerns about the utility and robustness of these tracking technologies could limit demand for our stock and cause its price to decline. We also partner with third-party data suppliers and publishers. When we purchase or license from third-party data suppliers, we are dependent upon our ability to obtain such data on commercially reasonable terms and in compliance with applicable regulations. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we had to terminate our ties with data suppliers either due to commercial or regulatory reasons, our ability to provide products to our customers could be materially adversely impacted, which could result in decreased revenues and operating results. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

The rejection of digital advertising by consumers, through opt-in, opt-out or ad-blocking technologies or other means or the restriction on the use of third party-cookies, mobile device identifiers or other tracking technologies, could adversely affect our business, results of operations, and financial condition.

Our advertising technology division, research division, and publishing division use, in various ways, “cookies,” or small text files placed on consumer devices when an Internet browser is used, as well as mobile device identifiers, to gather data in connection with certain of their products and offerings. These cookies and mobile device identifiers may record information such as when a consumer views or clicks on an advertisement, when a consumer visits a website, the consumer’s location, and browser or other device information. Third party vendors may also share their information about consumers’ interests with us or give us permission to use their cookies and mobile device identifiers. We use data from cookies, mobile device identifiers, and other tracking technologies for various purposes, including—for our advertising technology division—helping advertisers decide whether to bid on, and how to price, an ad impression in a certain location, at a given time, for a particular consumer. Without cookies, mobile device identifiers, and other tracking technology data: (i) transactions processed through our advertising technology division would be executed with less insight into consumer activity, reducing the precision of advertisers' decisions about which impressions to purchase for an advertising campaign, which could make placement identifiers advertising through our platform less valuable, and harm our revenue; (ii) we might no longer be able to continue to provide certain products we currently offer, such as certain audience segments; (iii) vendors who help us monetize our advertising inventory on our owned and operated websites might face greater difficulty in monetizing that inventory. If our ability to use cookies, mobile device identifiers or other tracking technologies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookies, mobile device identifiers and other tracking technology data, which could be time consuming or costly to develop, less effective, and subject to additional regulation. Additionally, consumers can, with increasing ease, implement technologies that limit our ability to collect and use data to deliver advertisements or provide services or products. Cookies may be deleted or blocked by consumers. The most commonly used Internet browsers allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with) or third-party cookies (placed by parties, like us, that have no direct relationship with the consumer), and some browsers block third-party cookies by default. Some prominent technology companies, including Google, have also announced intentions to discontinue the use of cookies, and to develop alternative methods and mechanisms for tracking consumers. As companies replace cookies, it is possible that such companies may rely on proprietary algorithms or statistical methods to track consumers without cookies, or may utilize log-in credentials entered by consumers into other web properties owned by these companies, such as their email services, to track web usage, including usage across multiple devices. Alternatively, such companies may build different and potentially proprietary consumer tracking methods into their widely-used web browsers. Although we believe it is possible for our businesses to adapt and continue to provide their services and products without cookies, this transition could be more disruptive, slower, or more expensive than we currently anticipate, and could materially affect our ability to serve our customers, and our business, results of operations, and financial condition could be adversely affected. Mobile devices using Android and iOS operating systems limit the ability of cookies to track consumers while they are using applications other than their web browser on the device. As a consequence, fewer cookies may be set in browsers or be accessible in mobile devices, which could adversely affect our business. Some consumers also download “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the consumer experience, including increased load times, data consumption, and screen overcrowding. Ad-blocking technologies and other global privacy controls may prevent some third-party cookies, or other tracking technologies, from being stored on a consumer's computer or mobile device. If more consumers adopt these measures, it could reduce the volume or effectiveness and value of advertising, which could adversely affect our business, results of operations, and financial condition. Even if ad blockers do not ultimately have an adverse effect on our business, investor concerns about ad blockers could cause our stock price to decline.

If ad formats and digital device types develop in ways that prevent advertisements from being delivered to consumers, our business, results of operations, and financial condition may be adversely affected.

Our adtech division depends upon the ability of its platform to provide advertising for a variety of digital devices, and the major operating systems or Internet browsers that run on them. The design of digital devices and operating systems or browsers is controlled by third parties that may also introduce new devices and operating systems or modify existing ones, and our access to content on certain devices may be limited. If our platform cannot operate effectively with popular devices, operating systems, or Internet browsers, our business, results of operations, and financial condition could be adversely affected.

Our intellectual property rights may be difficult to enforce and protect, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and having an adverse effect on our business, results of operations, and financial condition.

We rely upon a combination of trade secrets, third-party confidentiality and non-disclosure agreements, additional contractual restrictions on disclosure and use, and trademark, copyright, patent, and other intellectual property laws to establish and protect our proprietary technology and intellectual property rights. We currently rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited. Historically, we have prioritized keeping our technology architecture, trade secrets, and engineering roadmap private, and as a general matter, have not patented our proprietary technology. As a result, we cannot look to patent enforcement rights to protect much of our proprietary technology. Any issued patents may be challenged, invalidated, or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. While it is our policy to protect and defend our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution, or other violations of our intellectual property rights. Third parties may knowingly or unknowingly infringe our intellectual property rights, third parties may challenge intellectual property rights held by us, and pending and future trademark and patent applications may not be approved. These claims may result in restrictions on our use of our intellectual property or the conduct of our business. In any of these cases, we may be required to expend significant time and expense to prevent infringement or to enforce our rights. We also cannot guarantee that others will not independently develop technology with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our intellectual property rights in such countries may be inadequate. If we are unable to protect our intellectual property rights (including in particular, the proprietary aspects of our platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create, and protect their intellectual property. Our customer agreements generally restrict the use of our confidential information solely to such customer’s use in connection with their use of our services. In spite of such limitations, reverse engineering our software or the theft or misuse of our confidential information could occur by customers or other third parties who have access to our technology. We also endeavor to enter into agreements with our employees and contractors in order to limit access to and disclosure of our confidential information, as well as to clarify rights to intellectual property and technology associated with our business. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by the employees or consultants party thereto. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Furthermore, protecting our intellectual property is particularly challenging after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies.

We could experience a decline in renewals or demand for our subscription-based research services.

The success of our insights business depends in part upon retaining (on both a client company and dollar basis) and enriching existing client relationships for our research products and services and for consulting services. Future declines in client retention or failure to generate demand for and new sales of our research services due to competition, changes in our offerings, or otherwise, could have an adverse effect on our results of operations and financial condition. Consulting engagements generally are project-based and non-recurring. A decline in our ability to fulfill existing or generate new consulting engagements could have an adverse effect on our results of operations and financial condition.
We may be unable to develop and offer new research products and services.

The future success of our insights business will depend in part on our ability to offer new products and services. These new products and services must successfully gain market acceptance by anticipating and identifying changes in client requirements and changes in the technology industry and by addressing specific industry and business organization sectors. The process of internally researching, developing, launching, and gaining client acceptance of a new product or service, or assimilating and marketing an acquired product or service, is risky and costly. We may not be able to introduce new, or assimilate acquired, products or services successfully. Our failure to do so would adversely affect our ability to maintain a competitive position in our market and continue to grow our business.

Our creative advertising services division may not be able to remain competitive or retain key clients.

Clients periodically review and change their advertising, marketing and corporate communications requirements and relationships. If we are unable to remain competitive or retain key clients, our business, results of operations and financial position may be adversely affected. We operate in a highly competitive industry. Key competitive considerations for retaining existing clients and winning new clients include our ability to develop solutions that meet client needs in a rapidly changing environment, the quality and effectiveness of our services and our ability to serve clients efficiently. From time to time, clients may put their advertising, marketing and corporate communications business up for competitive review. To the extent that we are not able to remain competitive or retain key clients, our revenue may be adversely affected, which could have a material adverse effect on our business, results of operations and financial position.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

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

We have outstanding convertible notes, options and warrants to purchase approximately 19% of our outstanding Common Stock, which will have a dilutive effect on our existing shareholders if converted or exercised.

As of December 31, 2023, we had 171,277,959 shares of Common Stock outstanding, with convertible notes, options, and warrants outstanding to purchase an aggregate of 32,290,426 shares of Common Stock. The conversion or possible exercise of the preferred notes, warrants and/or options, would increase the total outstanding shares of Common Stock by approximately 19% at December 31, 2023, which will have a dilutive effect on our existing shareholders.

The concentration of stock ownership and control by Centre Lane, and our debt transaction with Centre Lane, may cause conflicts of interests that may adversely affect us.

We have entered into and may, in the future, enter into various debt transactions and agreements with Centre Lane, including the Centre Lane Senior Secured Credit Facility. Centre Lane has no fiduciary duty to make decisions in our best interest. Centre Lane is entitled to vote our Common Stock in accordance with its own interests, which may be contrary to our and your interests and Centre Lane is not obligated to offer us business opportunities or to offer to loan additional amounts to us. We believe that the debt transactions and agreements that we have entered into with Centre Lane are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and Centre Lane. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to do business. In addition, conflicts of interest may arise between us and Centre Lane. Centre Lane may favor its own interests over our and your interests.

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

Our Common Stock ownership is highly concentrated. As of December 31, 2023, Mr. W. Kip Speyer, our Chairman of the Board, together with members of our Board, collectively beneficially owned approximately 17.6% of our Common Stock. In addition, 10th Lane Partners LP, an affiliate of Centre Lane, beneficially owns approximately 21.2% of our Common Stock and an additional individual shareholder owns an additional 6.9% of our Common Stock. As a result of the concentrated ownership of the Company's stock, these people collectively may be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our Company and it may affect the market price of our Common Stock.

We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future and, as such, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, any future loan arrangements we enter into may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Therefore, there can be no assurance that any dividends on our Common Stock will ever be paid. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our Common Stock.

Pursuant to our Articles of Incorporation, the aggregate number of shares of capital stock which we are authorized to issue is 344,000,000 shares, of which 324,000,000 shares are Common Stock, and 20,000,000 shares are “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board. Our Board is empowered, without shareholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our Common Stock shareholders. As of the filing of this Annual Report on Form 10-K, there is no outstanding preferred stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy

Cybersecurity is a critical aspect of our operations, and our board of directors and management prioritize safeguarding our digital assets and ensuring the integrity and confidentiality of sensitive information to protect our assets, customers, and stakeholders. Our cybersecurity program is managed by our Global IT Director and overseen by our executive leadership team and board of directors. It encompasses risk management, a management framework, governance, education and training across the organization, SOC2 compliance, and an incident response protocol.

We employ a proactive risk management strategy to identify, assess, track, and mitigate cyber security risks. Our risk assessment process involves continuous monitoring of our IT infrastructure, external vulnerability assessments, and reviews of our third-party relationships. We prioritize risks based on their potential impact on our operations and implement targeted controls and safeguards to mitigate identified threats.

Our Cybersecurity management framework is aligned with the Cybersecurity Framework (CSF) developed by the National Institute of Standards and Technology (NIST) and COBIT 2019. This framework provides a structured approach to managing our policies, standards, and processes, improving our cyber security posture. Additionally, we maintain SOC2 compliance, demonstrating our adherence to industry-recognized security standards and best practices.

Our board of directors and our executive leadership team, through our Information Security Executive Charter, oversee our risk management program, of which cybersecurity represents an important component. Our Global IT Director is responsible for managing our risk management program, including our cybersecurity strategies and initiatives and the periodic review of our policies, standards, and risks. Our Global IT Director has over 25 years of experience in technology and security.

Our executive leadership approves cyber security strategies, initiatives, and investments to ensure alignment with business objectives and risk tolerance.

In the event of a cyber security incident, we would follow an incident response protocol that includes procedures for incident tracking, escalation, containment, eradication, and recovery. As part of our incident response process, we would adhere to SEC reporting requirements related to cyber security incidents, providing timely and transparent disclosures as necessary.

Cybersecurity threats, and their evolving nature, pose a risk to us and our strategy, results of operations, and financial condition in the future. Our risk factors include further detail about the cybersecurity risks we face. To date, cybersecurity threats or incidents have not materially affected us or our operations. Our focus on risk management, governance, compliance, and incident response is intended to mitigate the potential harm posed by evolving cyber threats and challenges.
ITEM 2. DESCRIPTION OF PROPERTY
The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement that expired on October 31, 2021 (as amended, the "Lease"). On June 14, 2022, the Company signed a new agreement with a lease term for five years beginning upon completion of improvements to the office space by the landlord, which were completed on September 12, 2022. The annual base rent is $100,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the Lease for one additional five-year term.
As the majority of the Company's employees work remotely, we believe that our properties are sufficient to meet our current and projected business needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any legal proceedings that, in the opinion of our management, are expected to have a material adverse effect on our business, financial condition, operating results or cash flows. We are, however, a party to the following actions:
Ladenburg
On July 11, 2023, Ladenburg Thalmann & Co. Inc. ("Ladenburg) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida, Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the "Agreement") with the Company on September 1, 2020. According to Ladenburg, the Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engaged in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending Big Village Acquisition. Ladenburg now seeks $1.5 million, plus interest costs and attorneys' fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. The outcome of this matter is not determinable as of the date of issuance of this report.
Other Litigation

Other litigation is defined as smaller claims or litigation that are neither individually nor collectively material. It does not include lawsuits that relate to collections.

The Company is party to various other legal proceedings that arise in the ordinary course of business, separate from normal course accounts receivable collections matters. Due to the inherent difficulty of predicting the outcome of litigation and other legal proceedings, the Company cannot predict the eventual outcome of these matters, and it is reasonably possible that some of them could be resolved unfavorably to the Company. As a result, it is possible that the Company’s results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies. The outcome is not determinable as of the issuance of this report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective August 19, 2022, our Common Stock commenced quotation for trading on the OTCQB Market under the symbol "BMTM". From September 19, 2021 through August 18, 2022, the Company’s Common Stock was traded on the OTC Expert Market tier of the OTC Markets under the symbol "BMTM".

The Company’s Common Stock trades at very low volumes. The approximate number of holders of record of the Company’s Common Stock as of March 29, 2024, was 407. The closing price of our Common Stock as reported on the OTCQB Market on December 29, 2023 was $0.12 per share.

The following table sets forth the high and low bid prices per share of our Common Stock as reported by the OTC Markets for the periods indicated. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	December 31, 2023
	High	Low
1st Quarter	$0.35	$0.10
2nd Quarter	$0.14	$0.04
3rd Quarter	$0.11	$0.06
4th Quarter	$0.14	$0.06

	December 31, 2022
	High	Low
1st Quarter (1)	$—	$—
2nd Quarter (2)	$0.001	$0.001
3rd Quarter	$1.00	$0.001
4th Quarter	$0.45	$0.08

(1) No trading as Company was in restatement period.

(2) Limited trading as Company was in restatement period.

Dividend Policy

The Company has paid or accrued dividends on shares of preferred stock pursuant to the terms of such preferred stock. The Company has never declared nor paid any cash dividends on its Common Stock, and we do not expect to pay any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. The decision whether to pay cash dividends on our Common Stock will be made within the sole discretion of the Board, and will depend on the Company’s financial condition, results of operations, capital requirements and other factors that the Board considers significant. There can be no assurance that any dividends on our Common Stock will ever be paid. In addition, any future loan arrangements we enter into may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock.
Recent Sales of Unregistered Securities
None.
Repurchases of Equity Securities
None.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2023, and 2022 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the "Risk Factors," "Cautionary Notice Regarding Forward-Looking Statements" and "Business" sections in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions to identify forward-looking statements.
Overview
Organization and Nature of Operations

Bright Mountain Media, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Bright Mountain” or “we”) has an end-to-end digital media and advertising services platform that efficiently connects brands with targeted consumer demographics. We focus on digital publishing, advertising technology, consumer insights, creative and media services.

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

Advertising Technology

Our advertising technology division focuses on delivering targeted ads to audiences on owned and operated sites as well as third-party publishers in a cost-effective manner through the deployment of proprietary technologies. By developing our own proprietary technology stack, we are able to pass along efficiencies to both the demand and supply side of the ecosystem. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both demand (buy side) and publisher supply (sell side) programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, CTV, in-app). Programmatic advertising relies on software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with a bid price offered by advertisers.

Consumer Insights

Our consumer insights division focuses on providing primary and secondary research, competitive intelligence, and expert insight to address customers' strategic issues. We provide cutting-edge and dynamic research, offering clients a comprehensive perspective on their consumers. This insight extends to strategic guidance on the optimal timing and channels to effectively connect with target audiences. Our cutting-edge approach combines advanced data analytics, artificial intelligence, and comprehensive market research, to uncover actionable insights that drive informed decision-making.

Creative Services

Our creative services division transforms data into award-winning campaigns. We are uniquely able to leverage insights teams with highly strategic media planning and buying teams to ensure brands not only position their advertising precisely, but also yield impactful business results. Our goal is to combine data-driven decisions with creativity fueled by a deep understanding of modern culture.

Media Services

Our media services division focuses on advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. Our aim is to empower clients to access the most sought-after advertising spaces across diverse platforms tailored to their specific needs and preferences. Our data-driven approach ensures that ad placements are not only well-targeted, but also continuously optimized for maximum efficiency and ROI. Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us an indispensable partner in the success of our clients' advertising and marketing endeavors.

The Company generates revenue through:

•the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue;
•facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs");
•serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and
•providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research.
Recent Developments
On April 20, 2023, the Company completed the acquisition of two business units of Big Village (Big Village Insights, Inc. and Big Village Agency LLC (together, referred to as the "Big Village Entities")), for approximately $20.0 million, plus assumed liabilities, in an all-cash transaction funded by the Centre Lane Senior Secured Credit Facility (the "Big Village Acquisition").
As part of the Big Village Acquisition, the Company formed BV Insights, LLC ("Insights") and Big Village Agency, LLC ("Agency"), to own the assets acquired in the transaction. In addition, letters of employment were extended to certain legacy employees of the Big Village Entities, resulting in the employment of an additional 203 employees on April 20, 2023.

Other Developments
During 2022, the Company began scaling down its operations of Slutzky & Winshman Ltd, a digital media company located in Israel that was acquired in August 2019. This decision was made after a consistent decline in revenue. In 2023, we terminated operations in Israel and all employees were terminated.
Also in 2023, we terminated the operation of News Distribution Network, Inc., a newspaper technology company, which we also acquired in 2019, and subsequently rebranded this service as Mediahouse, also as a result of a declining revenue stream.
There were no specific costs associated with these exits. At December 31, 2023, these two entities have not yet been dissolved.

Key Factor Affecting Our Performance

Seasonal Fluctuations. Typically advertising technology companies report a material portion of their revenues during the third and fourth calendar quarter as a result of back-to-school and holiday-related advertising spend. We continue to experience this trend in our advertising technology division. Because of seasonal fluctuations, there can be no assurance that the results of any quarter or full year will be indicative of results for future years or quarters.

Limited Number of Customers. During the years ended December 31, 2023, and 2022, two and one customer(s) represented 23.0% and 37.7% of revenue, respectively. The loss of either of these customers could have a material adverse impact on our results of operations in future periods.

Managing Industry Dynamics. We operate in the rapidly evolving digital advertising industry. Advances in programmatic advertising technologies, and the efficient and automated method of purchasing ads online, has enabled publishers to auction their ad inventory to more buyers simultaneously, in real time. As advertisers stay ahead of evolving trends in consumer engagement with digital media, an expansive opportunity for innovation emerges. Our commitment to understanding customer needs empowers us, and our continuous pursuit of innovation enables swift adaptation to industry shifts. This approach not only facilitates the development of cutting-edge solutions, but also does so in a cost-effective manner.

As regulatory concerns accelerate the impact on existing industry standards, companies are actively seeking new methods to finely tailor their messages to target audiences. Tech companies will be limited in how they monetize personal information for advertising purposes. This trend is exemplified by two imminent developments: (1) the anticipated erosion of Google's third-party cookies and (2) the data security measures integrated into Apple iPhones. Consequently, companies must explore innovative methods to better understand their target audiences and have the tools to effectively engage with them.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following are the key financial and operational metrics for the years ended December 31, 2023, and 2022:

	December 31,
($ in thousands)	2023	2022
Revenue	$44,546	$19,580
Cost of revenue	31,766	10,493
Gross margin	12,780	9,087
General and administrative expenses	22,522	14,155
Impairment of goodwill and intangibles	17,070	—
Financing income (expense)	(8,752)	(3,057)
Net loss from operations	$(35,564)	$(8,125)

Adjusted EBITDA (1)	$(3,932)	$(2,463)

(1) For a reconciliation of net loss to Adjusted EBITDA see “Use of Non-GAAP Financial Measures” below.

Revenue

The Company generates revenue through:
•the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue;
•facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs");
•serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and
•providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research.

Revenue increased approximately $25.0 million, or 128%, for the year ended December 31, 2023 when compared to the same period in 2022. See below for a detailed analysis of revenue for the years ended December 31, 2023, and 2022.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers and sales commission.

Cost of revenue increased approximately $21.3 million, or 203%, for the year ended December 31, 2023 compared to 2022. See below for a detailed analysis of cost of revenue for the years ended December 31, 2023, and 2022.

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

General and administrative expenses increased approximately $8.4 million, or 59%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. See below for a detailed analysis of general and administrative expenses for the years ended December 31, 2023 and 2022.

Impairment of goodwill and intangibles

Impairment of goodwill and intangibles increased approximately $17.1 million, or 100%, for the for the year ended December 31, 2023 compared to 2022.

Results of Operations

The following is our analysis of the results of operations for the years ended December 31, 2023, and 2022. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net loss from operations for the year ended December 31, 2023 was $35.6 million as compared to a net loss of $8.1 million for the year ended December 31, 2022. The following is our analysis for the period.

	Year Ended December 31,
($ in thousands)	2023	2022	Change	% Change

Revenue	$44,546	$19,580	$24,966	128%	increased
Cost of revenue	31,766	10,493	21,273	203%	increased
Gross margin	12,780	9,087	3,693	41%	increased
General and administrative expense	22,522	14,155	8,367	59%	increased
Impairment of goodwill and intangibles	17,070	—	17,070	100%	increased
Loss from operations	(26,812)	(5,068)	(21,744)	429%	increased
Financing income (expense)	(8,752)	(3,057)	(5,695)	186%	increased
Net loss from operations	$(35,564)	$(8,125)	$(27,439)	338%	increased

Gross margin %	29%	46%	(18)%	(38)%	decreased

Revenue

Our revenue showed an overall increase of $25.0 million, or 128%, for the year ended December 31, 2023, compared to the same period in 2022, which was driven by $31.0 million in revenue as a result of the Big Village Acquisition, and was partially offset by macroeconomic factors, coupled with an overall reduction in spending by some customers due to inflationary concerns, which led to lower than normal rates and lower earnings. The macroeconomic impacts significantly reduced direct sales by digital publishing customers as well as traffic on our website, which resulted in lower revenue in these divisions. In addition, some vendors have changed their platforms to favor short video and other "creator" content over news and media type content during 2023. These changes reduced visitors to our site and revenue in general.
The Company focuses on digital publishing, advertising technology, consumer insights, creative and media services. Revenue generated by each division is set forth below:

(in thousands)	Year Ended December 31,
	2023	2022	Change	% Change
Digital publishing	$4,130	$8,032	$(3,902)	(49)%	decreased
Advertising technology	9,463	11,548	(2,085)	(18)%	decreased
Consumer insights	23,868	—	23,868	100%	increased
Creative services	5,130	—	5,130	100%	increased
Media services	1,955	—	1,955	100%	increased
	$44,546	$19,580	$24,966	128%
Digital Publishing

Digital publishing revenue decreased by $3.9 million, or 49%, for the year ended December 31, 2023 compared to the same period for 2022. Approximately $4.1 million, or 9%, of the Company’s revenue for the year ended December 31, 2023 was generated from our digital publishing customers compared to $8.0 million, or 41%, for the same period in 2022. This division was significantly impacted by macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns and reduction in website traffic.

Advertising Technology

Advertising technology revenue decreased by $2.1 million, or 18%, for the year ended December 31, 2023 compared to the same period for 2022. Approximately $9.5 million, or 21%, of the Company’s revenue for the year ended December 31, 2023 was generated from our advertising technology customers compared to $11.5 million, or 59%, for the same period in 2022.

During the year ended December 31, 2023, approximately 100.0% of advertising technology revenue was generated in the U.S. and 0% was generated from our business in Israel, compared to 90% and 10% in the U.S. and Israel, respectively, for the same period in 2022. During the latter part of 2022, the Company started scaling down its operations in Israel and focused more on its U.S. market in advertising technology to capitalize on more attractive revenue streams. The loss of revenue in Israel is a contributor to lower than expected growth in revenue in this category during 2023. The Company subsequently closed operations in Israel in 2023.

Consumer Insights

Consumer insights revenue, which is a new offering we acquired with the Big Village Acquisition, increased by $23.9 million, or 100%, for the year ended December 31, 2023 compared to the same period in 2022 and represented approximately 54% of the Company’s revenue for the year ended December 31, 2023.

Creative Services

Creative services revenue, which we also acquired as part of the Big Village Acquisition, increased by $5.1 million, or 100%, for the year ended December 31, 2023 compared to the same period in 2022, and represented approximately 12% of the Company’s revenue for the year ended December 31, 2023.

Media Services

Media services revenue, which we also acquired as part of the Big Village Acquisition, increased by $2.0 million, or 100%, for the year ended December 31, 2023 compared to the same period in 2022, and represented approximately 4% of the Company’s revenue for the year ended December 31, 2023.

Cost of Revenue

(in thousands)	Year Ended December 31,
	2023	2022	Change	% Change
Direct salaries and labor	$7,355	$—	$7,355	100%	increased
Direct project and other cost	10,246	—	10,246	100%	increased
Non-direct project cost	6,371	—	6,371	100%	increased
Publisher cost	5,877	5,967	(90)	(2)%	decreased
Content creation	1,078	1,372	(294)	(21)%	decreased
Sales commission	764	880	(116)	(13)%	decreased
Other	75	2,274	(2,199)	(97)%	decreased
	$31,766	$10,493	$21,273	203%	increased

Costs of revenue increased $21.3 million, or 203%, for the year ended December 31, 2023, compared to the same period for 2022. This increase is mainly attributable to the acquisition of the Big Village Entities during the year ended December 31, 2023.
Direct Salaries and Labor Cost
Direct salaries and labor cost was $7.4 million for the year ended December 31, 2023, and represented 23% of overall cost of revenue for this period. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative and media services, which divisions we acquired as part of our acquisition of the Big Village Entities.
Direct Project Cost
Direct project cost was $10.2 million for the year ended December 31, 2023, and represented 32% of overall cost of revenue for this period. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative and media services, which divisions we acquired as part of our acquisition of the Big Village Entities.
Non-Direct Project Cost
Non-direct cost was $6.4 million for the year ended December 31, 2023 and represented 20% of overall cost of revenue for this period. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services we acquired as part of our acquisition of the Big Village Entities.
Publisher Cost
Publisher cost was $5.9 million, which represents 18% of overall cost of revenue, and $6.0 million, or 57%, of overall cost of revenue, for the years ended December 31, 2023 and 2022, respectively. We experienced a decrease of $90,000, or 2%, for the year ended December 31, 2023 compared to the same period in 2022. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was $12.8 million, and $9.1 million for the years December 31, 2023 and 2022. Our gross margin increased $3.7 million or 41% for the year ended December 31, 2023, when compared to the same period for 2022 Gross margin as a percentage of revenue decreased to 29% for the year ended December 31, 2023 compared to 46% for the same period of 2022.

General and Administrative Expenses

	Year Ended December 31,
($ in thousands)	2023	2022	Change	% Change
Personnel cost	$10,024	$6,622	$3,402	51%	increased
Legal fees	981	231	750	325%	increased
Professional fees	4,750	3,276	1,474	45%	increased
Insurance	1,014	599	415	70%	increased
Depreciation	125	38	87	227%	increased
Amortization of intangibles	2,490	1,558	932	60%	increased
Website expense	1,193	1,257	(64)	(5)%	decreased
Other	1,945	574	1,371	239%	increased
Total	$22,522	$14,155	$8,367	59%	increased

Gross margin as a percentage of general and administrative expense	57%	64%	(7)%	(12)%	decreased

General and administrative expenses increased $8.4 million, or 59%, for the year ended December 31, 2023, compared to the same period in 2022. The increase is due to a combination of factors as discussed below.

Personnel Cost

Personnel cost increased by approximately $3.4 million, or 51%, for the year ended December 31, 2023 compared to the same period in 2022. This change is mainly driven by an increase in head count as a result of the acquisition of the Big Village Entities.

During the year ended December 31, 2023, the Company's headcount increased by a net amount of 136 employees, or 252%, mainly attributable to the Big Village Acquisition. Personnel cost for Big Village employees is allocated between cost of revenue and general and administrative expenses depending on their contribution to certain revenue generating projects.

The overall increase in headcount during the year ended December 31, 2023, was partially offset by a reduction in the Company's headcount by 85 employees, including 54 employees that were terminated as a reduction in force. The Company incurred severance cost of approximately $389,000 in connection with this reduction. Approximately $75,000 is included in cost of revenue with the balance of $314,000 included in general and administrative cost.

The Company incurred severance cost of approximately $50,000 associated with a headcount reduction during the same period for 2022.

We had 190 total employees as of December 31, 2023, compared to 54 total employees as of December 31, 2022.

Legal Fees

Legal fees increased by $750,000, or 325%, for the year ended December 31, 2023, compared to the same period in 2022. Approximately $711,000 of overall legal fees during 2023 represented costs associated with the Big Village Acquisition.

Professional Fees

Professional fees increased by $1.5 million, or 45%, during the year ended December 31, 2023, when compared to the same period in 2022. Approximately $1.5 million of overall professional fees during 2023 represented costs associated with the Big Village Acquisition.

Impairment of Goodwill and Intangibles

(in thousands)	Year Ended December 31,
	2023	2022	Change	% Change
Impairment of goodwill and intangibles	$17,070	$—	$17,070	100%	increased

During the year ended December 31, 2023, the Company performed an impairment assessment on goodwill and intangibles for the Ad Network, Owned & Operated, and Insights reporting units. The assessment indicated that the carrying value was in excess of its implied fair value for the Ad Network and Owned & Operated reporting units, resulting in an impairment charge of $14.1 million and $2.9 million for goodwill and intangibles, respectively. There was no such charge for the same period in 2022. See Note 6, "Intangible Assets, Net", and Note 7, "Goodwill", to the consolidated financial statements.

Financing Expense (Income)

	Year Ended December 31,
($ in thousands)	2023	2022	Change	% Change
Interest expense	$9,189	$4,263	$4,926	116%	increased
Gain on forgiveness of PPP loan	—	(1,137)	1,137	(100)%	decreased
Other (income) expense	(437)	(69)	(368)	532%	increased
Total financing expense (income)	$8,752	$3,057	$5,695	186%	increased

Financing expense increased $5.7 million, or 186%, for the year ended December 31, 2023, compared to the same period in 2022. This increase was largely attributable to a $4.9 million increase in interest expense related to the Centre Lane Senior Secured Credit Facility, which reflected higher principal and fees as a result of amendments to the Centre Lane Senior Secured Credit Facility during the year ended December 31, 2022 through the year ended December 31, 2023. In 2022, total financing expense was offset by a reduction in the Paycheck Protection Program ("PPP") loan forgiveness of $1.1 million.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities and net working capital (deficit) as of December 31, 2023 as compared to December 31, 2022.

	December 31,
($ in thousands)	2023	2022

Total current assets	$19,737	$4,501
Total current liabilities	30,802	17,851
Net working capital deficit	$(11,065)	$(13,350)

As of December 31, 2023, we had a cash balance of $4.0 million compared with a cash balance of $316,000 as of December 31, 2022. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See –“Going Concern.”

During the year ended December 31, 2023 and 2022, the Company received $8.6 million and $3.1 million, respectively, in debt financing from the Centre Lane Senior Secured Financing Facility. The use of the funds was for general working capital needs and to fund the Big Village Acquisition.

Going Concern
Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $149.8 million as of December 31, 2023. Cash flows used in operating activities were $4.7 million and $3.1 million for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, the Company had a working capital deficit of approximately $11.1 million, inclusive of $4.0 million in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $8.6 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Agreement or raising equity capital. The ability to access the capital markets is also dependent upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, or reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

The Company's current cash and working capital, as of the filing of this Annual Report on Form 10-K, is not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.
Financing Arrangement Summary
Centre Lane Senior Secured Credit Facility
On June 5, 2020, the Company and its subsidiaries entered into to the Amended and Restated Senior Secured Credit Agreement between themselves, the lenders party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (“Centre Lane Partners”), as amended (the “Credit Agreement”). The Credit Agreement has been amended numerous times to change the terms, including the amounts outstanding, the interest rate, the maturity date and other payment terms.

The outstanding principal owed to Centre Lane Partners was $70.2 million and $33.1 million as of December 31, 2023 and 2022, respectively, which matures on April 20, 2026. Of the amount outstanding at December 31, 2023, $879,000, $3.0 million, $879,000 and $879,000 are due on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, respectively. The balance of $64.6 million is due in 2025 or later.

The amount due under the Credit Agreement bears interest of 7.0% per annum plus the Secured Overnight Financing Rate ("SOFR"). At December 31, 2023, the SOFR was 5.39%, thus the overall interest rate on this facility was 12.39% per annum at December 31, 2023.

Interest is paid in kind at 12.39% per annum on approximately $34.1 million of the amount owed under the Credit Agreement, and at 15% per annum on $29.2 million of the amount owed under the Credit Agreement. With respect to the remaining $6.9 million owed under the facility, interest is paid in kind at 4% per annum and in cash at the SOFR plus 3.0% (for a total interest rate of 8.39% per annum at December 31, 2023).

Effective July 1, 2024, the $34.1 million outstanding under the Centre Lane Senior Secured Credit Facility will bear interest at 7.0% per annum, plus the SOFR plus 5.0%.

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, "Centre Lane Senior Secured Credit Facility," to the consolidated financial statements.
10% Convertible Promissory Note

During November 2018, the Company issued a 10% convertible promissory note (the "Convertible Note") in the amount of $80,000 to the Chairman of the Board, a related party. The Convertible Note is unsecured, matured five years from issuance and was convertible at the option of the holder into shares of our common stock at any time prior to maturity at a conversion price of $0.40 per share. The outstanding principal and interest of the Convertible Note was due and payable in November 2023. At December 31, 2023, approximately $119,000 inclusive of principal and interest is due and payable, and the outstanding principal continues to accrue interest.
For a full description of the Convertible Note, see Note 11, "10% Convertible Promissory Note" to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during the years ended December 31, 2023, and 2022:

	Year Ended December 31,
($ in thousands)	2023	2022
Cash flow used in operating activities	$(4,658)	$(3,115)
Cash flow used in investing activities	(14)	(14)
Cash flow provided by financing activities	8,353	2,664
Net increase (decrease) in cash and cash equivalents, net of impact of exchange rates	$3,689	$(466)

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the year ended December 31, 2023, cash used in operating activities was $4.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $35.6 million, adjusted for non-cash charges of $2.5 million for amortization of intangible assets, $2.1 million of amortization of debt discount, $17.1 million impairment of goodwill and intangibles, $6.7 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, $58,000 for the allowance of expected credit losses, $196,000 for stock option compensation expense, and a $2.1 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $1.3 million increase in accounts receivables, a $735,000 decrease in accounts payable and accrued expenses, a decrease in other liabilities of $472,000, a decrease in prepaid expenses and other current assets of $360,000, and a $701,000 decrease in deferred revenue.

For the year ended December 31, 2022, cash used in operating activities was $3.1 million. The primary factors affecting our operating cash flows during the period were our net loss of $8.1 million, adjusted for non-cash charges of

$1.6 million for amortization of intangible assets, $1.2 million of amortization of debt discount, $144,000 of stock-based compensation expense, $89,000 of stock compensation for the Oceanside shares, $84,000 for the allowance for expected credit losses, $1.1 million from the gain on forgiveness of PPP loans and a $121,000 net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $119,000 decrease in accounts receivable, a $695,000 increase in prepaid and other current assets, a $487,000 decrease in accounts payable and accrued expenses, a $698,000 increase in other liabilities, a $466,000 decrease in interest payable on the Centre Lane Senior Secured Credit Facility, and a $426,000 decrease in deferred revenue.

Investing Activities

Cash used in investing activities of $14,000 and $14,000 for the year ended December 31, 2023, and 2022, respectively, was due entirely to the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2023 and 2022, the Company drew $8.6 million and $3.1 million, respectively, of debt financing from the Centre Lane Senior Secured Credit Facility, which was primarily used for working capital needs, which increased as a result of the Big Village Acquisition, offset by a $270,000 and $0 repayment of principal on the Centre Lane Senior Secured Credit Facility during the year ended December 31, 2023 and 2022, respectively.

Contractual Obligations and Commitments

The following table represents our contractual obligations as of December 31, 2023, aggregated by type:

	Total	Due in less than 1 year	Due 1-3 years	Due 3-5 years	More than 5 years
($ in thousands)
Operating lease	$303	$64	$239	$—	$—
Finance lease	60	18	42	—	—
10% Convertible Promissory Notes	80	80	—	—	—
Interest payable - 10% Convertible Promissory Notes	39	39	—	—	—
Centre Lane Senior Secured Credit Facility	70,228	5,592	64,636	—	—
Interest payable - Centre Lane Senior Secured Credit Facility	2,777	2,777	—	—	—
	$73,487	$8,570	$64,917	$—	$—

The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed above. See –“Going Concern.”

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

All of the items included in the reconciliation from net loss before taxes to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, etc.) or (ii) items that management does not consider to be useful in assessing the Company's ongoing operating performance (e.g., M&A costs, income taxes, gain on sale of investments, loss on disposal of assets, etc.). In the case of the non-cash items, management believes that investors can better assess the Company's operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company's ability to generate free cash flow or invest in its business.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Year Ended December 31,
($ in thousands)	2023	2022

Net loss before tax plus:	$(35,564)	$(8,125)
Depreciation expense	125	38
Amortization of intangibles	2,490	1,558
Impairment of goodwill and intangibles	17,070	—
Amortization of debt discount	2,074	1,199
Other interest expense	27	14
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes- related party	7,088	3,050
EBITDA	(6,690)	(2,266)
Stock compensation expense	196	233
Non-recurring professional fees	1,462	657
Non-recurring legal fees	711	—
Gain on forgiveness of PPP loan	—	(1,137)
Non-restructuring severance expense	389	50
Adjusted EBITDA	$(3,932)	$(2,463)

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

Significant estimates included in the accompanying consolidated financial statements include, valuation of goodwill and intangible assets, allowance for current expected credit losses, the determination of the relative selling prices of our services, percentage of completion for revenue recognition, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, discount rates used in the valuation of right-of-use assets and lease liabilities, litigation reserves, the valuation of equity-based transactions, valuation of the Center Lane Senior Secured Facility carrying value regarding debt modification or extinguishment, and the valuation allowance on deferred tax assets.

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Based on these criteria, management has identified the following critical accounting policies:
Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 606, Revenue from Contracts with Customers, (ASC 606). The Company recognizes revenue at a point in time when control is transferred to the customer or over time as a percentage of completion or otherwise in accordance with the terms of the contract. Cash received by the Company prior to when control of services is transferred to the customer is recorded as deferred revenue.
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
The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it provides to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the services promised within each contract and determines those that are performance obligations and assesses whether each promised service is distinct. The Company then recognizes revenue when (or as) the performance obligation is satisfied.
The Company generates revenue as follows:
•selling of advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue;

•facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs and sellers known as SSPs;

•serving advertisers and agencies by providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and

•providing primary and secondary research, competitive intelligence and expert insight to address customer's strategic issues, where revenue is primarily derived from providing a single integrated service for research.
Digital publishing and advertising technology revenues are generated by audiences seeing or clicking on digital advertisements utilizing several advertising partners. The Company recognizes revenue once the performance obligation is satisfied at a point in time, on a gross basis, net of adjustments based on the number of advertisements delivered. Customers are billed monthly or billing is generated via custom content production and extensions on our social media platforms.
Consumer insights revenues are generated by providing primary and secondary research, competitive intelligence, and expert insight to address customers' strategic issues. The Company recognizes revenue as the services are rendered, by applying the percentage of completion method on a cost-to-cost basis to measure progress toward satisfaction of the performance obligation. Progress toward satisfaction of the performance obligation is measured based on costs incurred to-date relative to the total estimated costs expected to be incurred in providing services. The Company does not include costs that do not contribute to its progress toward satisfying its promise to the customer.
Creative services revenues are generated by delivering campaign services to customers. Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for the individual performance obligations separately if they are distinct. If recurring services are performed, the Company recognizes revenue as the services are rendered over time, generally on a ratable basis over the contract term beginning on the date that the service is made available to the customer. For campaign services that require a one-time deliverable, we recognize revenue once the performance obligation is satisfied at a point in time.
Media services revenues are generated through the access to programmatic campaigns. The Company recognizes revenue as the services are rendered over time, on a ratable basis over the contract term, beginning on the date that the service is made available to the customer.

There is no significant initial cost incurred to obtain contracts with customers.
Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of performance obligations. The Company expects to recognize the deferred revenue in the following period when it transfers its services and, therefore, satisfies its performance obligation to the customer.
Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers and sales commission.
Leases

The Company determines whether an arrangement contains a lease at inception in accordance with FASB Accounting Standards Codification No. 842, Leases, (ASC 842). A contract is, or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We do not include options to extend or terminate the lease term unless it is reasonably certain that we will exercise any such options. We recognize rent expense under our operating leases on a straight-line basis, variable lease costs such as operating costs and property taxes are expensed as incurred. For finance leases, we record interest expense on the lease liability in addition to amortizing the right-of-use asset (generally straight-line) over the shorter of the lease term or the useful life of the right-of-use asset.
Accounts Receivable and Allowances
Accounts receivable represent receivables from customers in the ordinary course of business and are recorded in accordance with FASB Accounting Standards Codification No. 310, Receivables, (ASC 310). Receivables are recorded at the invoice amount on the date revenue is recognized and are presented net of the allowance for current expected credit losses in the accompanying consolidated balance sheets. Certain receivables are subject to adjustments from traffic settlements that are deducted from open invoices. Our receivables are not interest bearing and not collateralized.
Unbilled receivables are the results of timing differences between billings to clients and is included in accounts receivable.
The allowance for current expected credit losses is based on our assessment of the collectability of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and establish an allowance for potential write-offs by considering factors including historical experience, credit quality, age of the accounts receivable balances, and current and forecasted economic conditions that may affect a customer’s ability to pay.
The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of operations and comprehensive loss.

Property and Equipment, Net
Property and equipment are recorded at cost, less accumulated depreciation in accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment, (ASC 360). Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. When assets are sold or retired, the applicable cost and accumulated depreciation or amortization are removed from the accounts. The resulting gains or losses are reflected in the combined statements of operations and comprehensive loss.
Goodwill

We account for goodwill under FASB Accounting Standards Codification No. 350, Goodwill and Other, (ASC 350). Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. We allocate goodwill to reporting units based on the expected benefit from business combination. The Company categorizes goodwill into three reporting units: “Owned & Operated”, “Ad Network” and “Insights”.

Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, which are determined through a qualitative assessment.

A qualitative assessment includes consideration of the economic, industry, and market conditions in addition to the overall financial performance of the Company and these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt structure, adjusted for current market conditions. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be necessary. See Note 7, Goodwill to the consolidated financial statements for details regarding goodwill impairment.
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

The Company’s trade name and customer relationships are amortized on a straight-line basis over a useful life of five to ten years. IP/technology is amortized on a straight-line basis over a useful life of ten years. Non-compete agreements are amortized on a straight-line basis over the length of each agreement, typically between three to five years. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Amortization and Impairment of Long-Lived Assets.”
Amortization and Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment, right-of-use assets, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. See Note 6, Intangibles, to the consolidated financial statements for details regarding impairment of intangibles.

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
During the year ended December 31, 2023, and 2022, all website development costs have been expensed. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible assets represent costs incurred by the acquired website to build value prior to acquisition and the related amortization and impairment charges of assets, if applicable, are not ongoing costs of doing business.
Stock-Based Compensation
We account for stock based compensation in accordance with FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation (ASC 718). ASC 718 addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrants. Stock-based compensation for stock option grants to employees and non-employees is based on the fair value of the award on the date of grant. We record forfeitures as they occur. The Company calculates stock compensation expense using the graded vesting method, which begins expensing each tranche on the expense begin date through the vesting date. This will result in front-loaded expenses, and is included in general and administrative expenses in the consolidated statements of operations.
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

The Company follows the provisions of FASB Accounting Standards Codification No. 740, Income Taxes (ASC 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax expenses are recognized as tax expenses in the consolidated statements of operations and comprehensive loss.
Segment Reporting
Consistent with FASB Accounting Standards Codification No. 280, Segment Reporting (ASC 280), our Chief Financial Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our components are digital publishing, advertising technology, consumer insights, creative and media services. There are no segment managers who are held accountable by the Chief Financial Officer, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment.
Off Balance Sheet Arrangements

As of December 31, 2023 and 2022, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.
Foreign Currency

We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, costs and expenses on the date of the transaction. Translation gains and losses as a result of consolidation are included in accumulated other comprehensive income. Transaction gains and losses are included within “general and administrative expense” on the consolidated statements of operations and comprehensive loss.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this Item 7A to Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s consolidated financial statements and related notes, together with the report of independent registered public accounting firm, appear starting at pages F-1 of this Annual Report on Form 10-K for the years ended December 31, 2023, and 2022, and are incorporated by reference in this Item 8.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the period ended December 31, 2023, our disclosure controls and procedures are adequate to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As the Company integrates the operations acquired through the Big Village Acquisition, there is a risk of identifying deficiencies in our overall internal controls. Our focus is on implementing and maintaining effective financial management systems and internal controls, an ongoing process. However, given that all such controls are not yet fully operational, management has concluded that a material weakness exists in the Company’s internal controls over financial reporting, rendering them ineffective at December 31, 2023.

Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly represent, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2023.

Outlined below are the material weaknesses identified by management, along with the remedial actions planned.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2023, management identified certain material weaknesses.

As the Company continues to integrate the operations assumed as part of the Big Village Acquisition, we have identified deficiencies in our overall internal controls, specifically as identified below:

•Inadequate controls related to revenue recognition, cost of revenue, and the accounts payable and accrual process leading to potential omission or misstatement of material transactions impacting financial statements; and

•Ineffectiveness of the Company’s information technology systems and controls concerning financial information.

To address these weaknesses, the Company has initiated a remediation plan comprising the following measures:

•Updating the information technology general controls ("ITGC") risk assessment to incorporate operations from the Big Village Acquisition;

•Examination of information technology systems to ascertain necessary updates to support the financial reporting process;

•Collaboration with a third-party company to ensure SOX compliance, establish and document controls related to revenue recognition, accounts payable, and other processes to enhance internal controls over financial reporting; and

•Expansion of our finance department through the hiring of certified public accountants with prior auditing experience, knowledge of SEC filings and technical issues. In the year ended December 31, 2023, two additional certified public accountants were onboarded, tasked with month end close oversights and SEC reporting. We believe this will strengthen our finance department as we work towards strong internal controls and provide guidance beyond the finance functions for those we rely on to provide information to support our financial reporting process.

We will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary.

Management had previously identified the following material weaknesses, which caused management to conclude that as of December 31, 2022 our internal controls over financial reporting were not effective at the reasonable assurance level:

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

During the year ended December 31, 2023, the Company implemented its remediation plan to enhance controls relating to the accounting of its debt arrangements that includes the following:

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

Due to the measures implemented to enhance controls relating to the accounting of the Company's debt as described above, at December 31, 2023, management concluded that such weakness did not exist at December 31, 2023. We will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered independent public accounting firm on management’s assessment regarding internal controls over financial reporting due to the exemption from such requirements established by rules of the SEC for smaller reporting companies.

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board currently consists of four members. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the board increases the number of directors, the board may fill any vacancy by a vote of a majority of the directors then in office. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor.

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position
W. Kip Speyer	75	Chairman of the Board of Directors
Matthew Drinkwater	50	Director and Chief Executive Officer
Harry D. Schulman	72	Director
Jeff Hirsch	65	Director

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

Jeff Hirsch has been a member of our Board since August 2023. Mr. Hirsch has over 25 years in technology, business, and sales organization development, brand strategy, and investor relations. Since April 2023, he has served as a consultant and as the Managing Partner of Aperiam, a firm that invests in ad tech. From July 2016 to April 2023, he held various leadership roles at PubMatic (NASDAQ: PUBM), a digital marketing company, including serving as Chief Commercial Officer from 2019 until April 2023. He also held prior executive roles as President of CPXi (now Digital Remedy), Chief Executive Officer of AudienceScience, Chief Marketing Officer of SundaySky, SVP of ValueClick, and was a founder and Chief Revenue Officer of Fastclick (NASDAQ: FSTC). Mr. Hirsch graduated from the University of California Santa Barbara with a B.A. in Experimental Psychology.

We believe that Mr. Hirsch possesses attributes that qualify him to serve as a member of our Board, including his extensive experience in management, strategy, and investor relations in our industry.

Director Independence

Our Board has determined that Mr. Schulman and Mr. Hirsch qualify as “independent” directors within the meaning of the NYSE listing standards. The NYSE independence definition includes a series of objective tests regarding a director’s independence and requires that the Board make an affirmative determination that a director has no relationship with us that would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director.

There are currently no family relationships among any of our directors or executive officers. Mr. W. Kip Speyer serves as Chairman of the Board and is the father of Mr. Todd F. Speyer, our Senior Vice President of Revenue Operations and previously a member of our Board through March 31, 2023.

Executive Officers

Below are the names, ages, and positions of our current executive officers:

Name	Age	Position
Matthew Drinkwater	50	Chief Executive Officer and Director
Ethan Rudin	49	Chief Financial Officer

The following is certain biographical information describing the business experience of Mr. Rudin, who does not serve as a director. The biography of Mr. Drinkwater appears earlier in this section. See “Directors” above.

Ethan Rudin has served as our Chief Financial Officer since October 2023. Prior to joining us, Mr. Rudin served as the Chief Financial Officer of Boundless Network, a private equity-backed promotional products distribution platform since November 2022. Mr. Rudin previously served as the Chief Financial Officer of BuildDirect Technologies, an online building materials retailer, from January 2021 to September 2022. Prior to joining BuildDirect Technologies, Mr. Rudin served as the Chief Financial Officer of Greenlane Holdings Inc., a distribution platform for premium vaporization products, from February 2019 to August 2020. Prior to joining Greenlane Holdings Inc., Mr. Rudin served in various roles at Napster/Rhapsody International Inc., an online music streaming platform, from August 2013 to December 2017, including as a special advisor to the Chief Executive Officer and as the Chief Financial Officer, Global Head of Label Relations & Business Development. Mr. Rudin earned his Bachelor of Arts in Economics from Tufts University in 1996 and his Masters of Business Administration from Columbia University Business School in 2022.

Code of Business Conduct and Ethics

In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, our Board adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), which is applicable to all directors, officers and employees. The Code of Conduct includes our insider trading policies and procedures. A copy of the Code of Conduct is available on our website under the Investor Relations tab at www.brightmountainmedia.com. You may also obtain a printed copy of our Code of Conduct, without charge, by sending a written request to our principal offices at 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487. Amendments or waivers of the Code of Conduct will be provided on our website within four business days following the date of the amendment or waiver.

Audit Committee. We have a separately designated standing audit committee of the Board (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The current members of the Audit Committee are Harry Schulman (chair) and Jeff Hirsch. All members of the Audit Committee have been determined by the Board to be independent within the meaning of the NYSE corporate governance standards. The Board has determined that Mr. Schulman qualifies as an “audit committee financial expert,” as defined in Item 407 of Regulation S-K.

The Audit Committee assists the Board with fulfilling its oversight responsibility relating to:

•the integrity of the Company’s financial statements and financial reporting process;
•the Company’s systems of internal controls;
•the performance of the Company’s accounting function and independent auditors; and
•the independent auditor’s qualifications and independence.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, officers and persons who beneficially own 10% or more of the Company’s common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2023 and for prior fiscal years, all such filing requirements applicable to any person who served as a director, officer, or greater than 10% beneficial owner during the year ended December 31, 2023 were complied with except that the following persons are in the process of filing Form 3s and/or Form 4s to report (i) joining the Company as an executive officer or director, (ii) a grant of shares of common stock in connection with their services to the Board of Directors, or (iii) a grant of options to purchase shares of common stock in connection with their employment: Mr. W. Kip Speyer, Mr. Drinkwater, Ms. Martinez, Mr. Schulman, Mr. Hirsch, Ms. Parizek, Ms. Tibbits, and Mr. Todd F. Speyer.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the fiscal year ended December 31, 2023 (the “named executive officers”) are:

•Matthew Drinkwater, Chief Executive Officer and Director;
•Ethan Rudin, Chief Financial Officer; and
•Miriam Martinez, former Chief Financial Officer.

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers for the years ended December 31, 2023, and 2022.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	Total
Matt Drinkwater(2)	2023	317,500	62,679	*	380,179
Chief Executive Officer	2022	250,000	—	*	250,000
Ethan Rudin(3)	2023	67,708	—	*	67,708
Chief Financial Officer	2022	—	—	—	—
Miriam Martinez(4)	2023	222,952	—	—	222,952
Former Chief Financial Officer	2022	85,240	—	*	85,240
* Indicates that the grant date fair value of the option grant was less than one dollar.

(1)
The amounts included in the Option Awards column reflects the aggregate fair market value of stock options to purchase our common stock on the grant date pursuant to FASB ASC Topic 718. All stock options set forth below were granted with an exercise price equal to the fair market value of the common stock on the date of the grant.

(2)
Mr. Drinkwater's annual base salary was increased to $400,000 effective June 1, 2023. He agreed to a 10% reduction in his base salary between September 2023 and December 31, 2023, which was contemporaneous with temporary salary reductions for Wild Sky Media employees.

(3)	Mr. Rudin was appointed Chief Financial Officer effective October 18, 2023.

(4)	Ms. Martinez transitioned from Chief Financial Officer to Principal Financial Officer on October 18, 2023 for a period of 60 days and then went on a leave of absence. On March 6, 2024, she ended her employment by the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price (in $)	Option Expiration Date
Matthew Drinkwater	375,000	(1)	125,000	(1)	$0.01	December 1, 2031
	62,500		187,500	(2)	$0.01	May 25, 2032
Ethan Rudin	—		325,000	(3)	$0.10	October 27, 2033
Miriam Martinez	112,500		112,500	(4)	$0.20	August 14, 2032

(1)
On December 1, 2021, Mr. Drinkwater was granted options to purchase 500,000 shares of common stock. These options (i) vested 25% on each of November 30, 2021, November 30, 2022, and November 30, 2023, and (ii) will vest 25% on November 30, 2024.

(2)	On May 25, 2022, Mr. Drinkwater was granted options to purchase 250,000 shares of common stock. These options (i) vested 25% on May 25, 2023 and (ii) will vest 25% on each of May 25, 2024, May 25, 2025, and May 25, 2026.

(3)	On October 27, 2023, Mr. Rudin was granted options to purchase 325,000 shares of common stock. These options will vest 25% on each of October 27, 2024, October 27, 2025, October 27, 2026, and October 27, 2027.

(4)
On August 15, 2022, Ms. Martinez was granted options to purchase 225,000 shares of common stock. These options vested 25% on August 14, 2023. The vesting for 25% of the unvested options was accelerated effective March 6, 2024 when she ended her employment.

Executive Employment Agreements and Other Arrangements

Matthew Drinkwater

Effective December 1, 2021, we entered into an Executive Employment Agreement with Matthew Drinkwater, our Chief Executive Officer. His employment contract's term is for three years. His annual base salary is $250,000, and he has a discretionary bonus target of $250,000 subject to the achievement of certain year-over-year revenue and EBITDA performance metrics, with half of the bonus tied to the achievement of each of these goals. Additionally, Mr. Drinkwater was granted 500,000 options to purchase an equal number of shares of the Company's common stock at $0.01 per share. If Mr. Drinkwater is terminated without cause, he is entitled to severance equal to his base salary for the balance of the term of his contract. Finally, following Mr. Drinkwater's termination from the Company for any reason, he will be subject to a customary non-solicitation covenant for two years.

Ethan Rudin

On October 4, 2023, we entered into an Executive Employment Agreement with Ethan Rudin, our Chief Financial Officer. Pursuant to his employment contract, his annual base salary is $325,000, and he has a discretionary bonus target equivalent to 25% of his base salary subject to the achievement of certain performance metrics. In addition to his base salary and bonus, Mr. Rudin is eligible to participate in all of the Company's benefit plans offered from time to time, subject to satisfying eligibility requirements. Additionally, Mr. Rudin was granted options to purchase 325,000 shares of the Company's common stock with an exercise price equal to the fair market value of our common stock on the date of grant. If Mr. Rudin is terminated without cause, subject to complying with certain conditions, he is entitled to severance equal to his annual salary payable in six equal monthly installments. Pursuant to the terms of the employment agreement, Mr. Rudin is bound by customary non-competition and non-solicitation covenants during his period of employment and for a period of one year after the date his employment with the Company terminates.

Director Compensation Table

On August 15, 2023, our Board of Directors adopted a new compensation policy for the directors of the board. Under the terms of the director compensation policy, directors will receive quarterly cash compensation of $10,000 for service as a director and additional cash compensation of $5,000 for service as chair of the board or of one or more of the Board's committees. The cash compensation payments are effective April 1, 2023 with payments commencing in October 2023. The director compensation policy, which was clarified on March 22, 2023, provides 100,000 shares of common stock per year for independent directors on a pro-rata basis for 2023 based on an individual's start date.

Commencing January 1, 2024, directors will receive options to purchase 100,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the first business day of the year. Such options will vest in full on December 31 of the same year.

Additionally, the Company reimburses each director for fees, travel, and expenses related to their attendance of Board and Committee meetings, if and when incurred, and for income taxes incurred on their respective stock grants.

The following table summarizes the compensation earned by our directors for their services as members of our Board for the year ended December 31, 2023. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Name	Fees Earned in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(8)	Total ($)
W. Kip Speyer(2)	$45,000	$—	$62,500	$107,500
Pamela Parizek(3)	45,000	6,000	1,800	52,800
Harry D. Schulman(4)	45,000	6,000	1,800	52,800
Gretchen Tibbits(5)	—	2,482	745	3,227
Todd Speyer(6)	—	15,000	175,000	190,000
Jeff Hirsch(7)	15,000	2,285	686	17,971

(1)	The stock awards column represents the aggregate grant date fair value of awards earned during the calendar year determined pursuant to FASB ASC Topic 718.

(2)
Mr. Kip Speyer is not an independent director of our board and while he will receive cash compensation of $45,000 for services provided for the period between April 1, 2023 through December 31, 2023, he will not receive any stock compensation for services provided in the year ended December 31, 2023.

(3)
Ms. Parizek resigned from the Board of Directors effective January 18, 2024. The stock awards column for Ms. Parizek represents 100,000 shares of Company common stock granted for services provided in the year ended December 31, 2023.

(4)	The stock awards column for Mr. Schulman represents 100,000 shares of common stock granted for services provided in the year ended December 31, 2023.

(5)
Ms. Tibbits resigned from the Board of Directors effective June 1, 2023. Ms. Tibbits will not receive cash compensation for her service on the board as her resignation predates the changes in our compensation policy which allows for such compensation. The stock awards column for Ms. Tibbits represents 41,370 shares of common stock granted for services provided for the period from January 1, 2023 through May 31, 2023.

(6)
Mr. Todd Speyer resigned as a director effective March 31, 2023 and continues to be employed by the Company. The stock awards column for Mr. Todd Speyer represents 100,000 shares of common stock granted in connection with his resignation from the board on March 31, 2023. Mr. Todd Speyer will not be reimbursed for income taxes incurred on his stock grant as his resignation predates the change in our compensation policy which allows for cash reimbursement.

(7)
Mr. Hirsch was appointed a member of the Board of Directors effective August 15, 2023. The stock awards column for Mr. Hirsch represents 38,082 shares of common stock granted for services provided for the period from August 15, 2023 through December 31, 2023.

(8)
All other compensation represents (i) amounts paid to each director who received shares of the Company's common stock as 2023 director compensation to compensate such director for income taxes due with respect to the value of such stock; and (ii) salary paid to each of Mr. W. Kip Speyer and to Mr. Todd Speyer earned during 2023 in the amount of $62,500 and $175,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plan
The following table provides information as of December 31, 2023 with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	—	$—	—
Equity compensation plans not approved by shareholders(2)	10,728,360	$0.12	11,771,640
Total	10,728,360	$0.12	11,771,640

(1)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock unit awards issued under our Stock Option Plan.

(2)	The below shows Stock Option Plans not approved by stockholders under which grants remain outstanding.

Stock Option Plan	Outstanding Options
2013 Stock Option Plan	215,000	No further grants can be made under this plan
2015 Stock Option Plan	266,000	No further grants can be made under this plan
2019 Stock Option Plan	633,227	No further grants can be made under this plan
2022 Stock Option Plan	9,614,133	Current plan
	10,728,360

2022 Stock Option Plan

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2023, 11,771,640 shares were remaining under the Stock Option Plan for the future issuance.

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

As of March 29, 2024, 172,382,586 shares of our common stock were issued and 171,557,411 shares were outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of March 29, 2024, by (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each shareholder known by us to be the beneficial owner of more than 5% of our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company.

Unless otherwise noted below, the address of each person listed on the table is c/o Bright Mountain Media, Inc., 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock Owned(2)
Matthew Drinkwater(3)	500,000	*
Ethan Rudin	—	*
Miriam Martinez(3)	112,500	*
W. Kip Speyer(4)	31,393,157	18.3%
Harry Schulman(5)	172,500	*
Jeff Hirsch	—	*
All executive officers and directors as a group (6 persons)(6)	32,178,157	18.7%
Beneficial Ownership of 5% or more:		*
W. Kip Speyer(4)	31,393,157	18.3%
10th Lane Partners, LP(7)	36,551,993	21.3%
Centre Lane Partners Master Credit Fund II, LP(8)	15,150,000	8.8%
BV Agency, LLC(9)	21,401,993	12.5%
Andrew Handwerker(10)	9,060,388	5.3%
* Represents beneficial ownership of less than 1%.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Bright Mountain Media, Inc. 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487.

(2)	The percentage of beneficial ownership of the Company is calculated based on 171,557,411 shares of common stock issued and outstanding as of March 29, 2024.

(3)	Represents shares underlying exercisable options to purchase shares of common stock.

(4)	Includes 62,500 shares underlying exercisable options to purchase common stock. The amount for Mr. W. Kip Speyer excludes 200,000 shares that could have been issued in connection with the conversion of $80,000 of convertible notes, which have matured and remain outstanding but are no longer convertible.

(5)	Includes 7,500 shares underlying exercisable options to purchases shares of common stock.

(6)	Includes 682,500 shares underlying exercisable options to purchase shares of common stock.

(7)	Based on a Schedule 13G/A filed on May 10, 2023 by 10th Lane Partners, LP and Centre Lane Partners Master Credit Fund II, L.P., consists of 21,401,993 shares held of record by BV Agency, LLC and 15,150,000 shared held of record by Centre Lane Partners Master Credit Fund II, LP. 10th Lane Partners, LP is the Investment Adviser for these funds and has sole voting and dispositive power of these shares. The address for 10th Lane Partners, LP is 60 East 42nd Street, Suite 2220, New York, New York 10165.

(8)	Based on a Schedule 13G/A filed on May 10, 2023 by 10th Lane Partners, LP and Centre Lane Partners Master Credit Fund II, L.P., Centre Lane Partners Master Credit Fund II LP is the record holder of 15,150,000 shares but disclaims ownership of these shares as 10th Lane Partners LP is the Investment Adviser for this fund and has sole voting and dispositive power of these shares. The address for 10th Lane Partners, LP is 60 East 42nd Street, Suite 2220, New York, New York 10165.

(9)	Based on a Schedule 13G/A filed on May 10, 2023 by 10th Lane Partners, LP and Centre Lane Partners Master Credit Fund II, L.P., BV Agency, LLC is the record holder of 21,401,993 shares. 10th Lane Partners LP is the Investment Adviser for this fund and has sole voting and dispositive power of these shares. The address for 10th Lane Partners, LP is 60 East 42nd Street, Suite 2220, New York, New York 10165.

(10)	Mr. Handwerker has sole voting and dispositive power with respect to 4,078,388 shares and shared voting and dispositive power with respect to 4,732,000 shares. This information is based on a Schedule 13G/A filed on April 9, 2018, but has been adjusted to exclude 250,000 shares of underlying warrants that were exercisable at the time the Schedule 13G/A was filed but have since expired according to the Company's records. The address for Andrew Handwerker is 4399 Pine Tree Drive, Boynton Beach, Florida 33436.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Preferred Stock Purchases

Cash dividends paid during the year ended December 31, 2023 and 2022 was $0 and $5,000, respectively.

At December 31, 2023, accrued unpaid preference dividends on the preferred stock were $691,000. This amount is payable to Mr. W. Kip Speyer, a director of the Company.

Convertible Notes

During November 2018, we issued and sold Mr. W. Kip Speyer, a director of the Company, two five-year unsecured convertible notes in the aggregate principal amount of $80,000. These notes, which were convertible at the option of the holder at any time prior to maturity at a conversion price of $0.40 per share, matured in November 2023, but remain outstanding. We used the proceeds from these notes for working capital.

The highest outstanding principal amount of the convertible notes held by Mr. W. Kip Speyer was $80,000 during the year ended December 31, 2023. Accrued interest owed to Mr. W. Kip Speyer was $39,000 as of December 31, 2023.

Centre Lane Partners

Centre Lane Partners Master Credit Fund II, L.P. ("Centre Lane Partners"), who sold the Wild Sky business to the Company in June 2020 and beneficially owns more than 5% of the common stock of the Company, partnered and assisted the Company from a liquidity perspective during the year ended December 31, 2023. This relationship has been determined to qualify as a related party. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions. Through December 31, 2023, the Company has entered into nineteen amendments to the Amended and Restated Senior Secured Credit Agreement between it and Centre Lane Partners (the “Credit Agreement”).

The highest total amount of related party debt including fees and interest paid in kind capitalized owed to Centre Lane Partners was $70.2 million at December 31, 2023. Interest paid during the year was $425,000 in cash, and $6.7 million paid in kind.

Employment Matters

On February 8, 2023, the Company and Mr. W. Kip Speyer memorialized Mr. W. Kip Speyer’s continued service as Chairman of the Board of Directors. Also, the Company and Mr. W. Kip Speyer memorialized the expiration date for Mr.

W. Kip Speyer’s employment agreement with the Company as April 1, 2023. See the Director Compensation table above for Mr. W. Kip Speyer’s total compensation for the year ended December 31, 2023.

Mr. Todd F. Speyer, who is the son of Mr. W. Kip Speyer, our Chairman of the Board, is employed by the Company as Senior Vice President of Revenue Operations. Mr. Todd F. Speyer was previously a member of our Board through March 31, 2023. We are not a party to an employment agreement with Mr. Todd Speyer. His compensation was determined by the compensation committee, based upon industry norms. We paid Mr. Todd Speyer $175,000 for his services as an employee of the Company during the year ended December 31, 2023. We did not pay Mr. Todd Speyer any amounts for his services as a director during the year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services
WithumSmith+Brown, PC ("Withum") has served as the Company's independent registered public accounting firm for the years ended December 31, 2023 and 2022.
The following table sets forth the fees for professional audit services and other services rendered by Withum for the years ended December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022
Audit Fees(1)	$790,261	$450,137
Audit-Related Fees(2)	32,319	48,854
Tax Fees(3)	37,704	895
All Other Fees(4)	—	—
Total	$860,284	$499,886

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

(3)
Tax Fees. Tax Fees consist of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. The Company’s tax return for the year ended December 31, 2023 has not been completed as of the date of this filing.

(4)
All Other Fees. All Other Fees consist of fees for professional services or costs not otherwise reported in Audit Fees, Audit-Related Fees or Tax Fees. No such fees were incurred during the years ended December 31, 2023 and 2022.

Policy for Approval of Audit and Permitted Non-Audit Services
Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the Audit Committee. The fees paid to the auditors with respect to 2023 and 2022 were pre-approved by the Audit Committee.

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
(a)(3) Exhibits
The following exhibits listed in the Exhibit Index below are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K.
EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Merger dated July 31, 2019 by and among Bright Mountain Media, Inc., Bright Mountain Israel Acquisition Ltd. (a to be formed entity), Slutzky & Winshman Ltd. and the shareholders of Slutzky & Winshman, Ltd.	8-K	8/1/19	2.1
2.2	Merger Agreement and Plan of Merger dated November 8, 2019 by and among Bright Mountain Media, Inc. BMTMZ, and News Distribution Network, Inc.	8-K	11/21/19	2.1
3.1	Amended and Restated Articles of Incorporation, filed March 11, 2013				X
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed July 9, 2013	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed November 21, 2013	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed December 27, 2013	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed February 25, 2014	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed July 10, 2014	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 24, 2014	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed March 20, 2015				X
3.9	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed October 27, 2015	8-K	12/4/15	3.7

3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 16, 2016				X
3.11	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 6, 2017				X
3.12	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 29, 2017				X
3.13	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed November 5, 2018	8-K	11/13/18	3.10
3.14	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed July 31, 2019				X
3.15	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 3, 2019				X
3.16	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed December 23, 2019				X
3.17	Amended and Restated Bylaws	10	1/31/13	3.2
4.1	Form of unit warrant 2018 private placement	10-K	4/2/18	4.1
4.2	Form of placement agent warrant 2018 private placement	10-K	4/2/18	4.2
4.3	Specimen common stock certificate	10-K	5/14/20	4.3
4.4	Form of unit warrant 2019 private placement	8-K	1/14/19	4.1
4.5	Form of placement agent warrant 2019 private placement	8-K	1/14/19	4.2
4.6	Description of Securities				X
10.1	2013 Stock Option Plan	10-Q	11/13/13	10.18
10.2	2015 Stock Option Plan	8-K	5/27/15	10.36
10.3	2019 Stock Option Plan	10-K	12/23/21	10.4
10.4	2022 Stock Option Plan	8-K	4/20/22	10.3
10.5	Amendment to Lease Agreement dated August 8, 2018 for registrant’s principal executive offices	10-Q	11/20/18	10.1
10.6	Membership Interest Purchase Agreement dated June 5, 2020 between Centre Lane Partners Master Credit Fund II and Bright Mountain Media, Inc.	8-K	6/8/20	10.1
10.7	Credit Agreement dated as of June 5, 2020 by and among CL Media Holdings, LLC, as the Borrower, the Financial Institutions thereto and Centre Lane Partners Master Fund II, L.P. as Agent	8-K	6/8/20	10
10.8	Form of Warrant for November 2019 Private Placement	8-K	2/4/20	10.2
10.9	First Amendment to an Amended and Restated Senior Credit Agreement dated April 26, 2021.	8-K	4/30/21	10.1
10.10	Second Amendment to an Amended and Restated Senior Credit Facility Agreement dated May 26, 2021.	8-K	6/2/21	10.1
10.11	Third Amendment to Amended and Restated Senior Credit Facility Agreement dated December 20, 2021	8-K	8/18/21	10.1
10.12	Fourth Amendment to Amended and Restated Senior Secured Credit Agreement dated August 31, 2021	8-K	9/7/21	10.1

10.13	Fifth Amendment to Amended and Restated Senior Secured Credit Agreement dated October 8, 2021	8-K	10/8/21	10.1
10.14	Sixth Amendment to Amended and Restated Senior Secured Credit Agreement dated November 5, 2021	8-K	11/5/21	10.1
10.15	Seventh Amendment to an Amended and Restated Senior Secured Credit Agreement dated December 23, 2021	8-K	12/29/21	10.1
10.16	Eighth Amendment to an Amended and Restated Senior Secured Credit Agreement dated January 26, 2022	8-K	1/20/22	10.1
10.17	Ninth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 11, 2022	8-K	2/17/22	10.1
10.18	Annex A to the Credit Agreement dated February 11, 2022	8-K	2/17/22	10.2
10.19	Tenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated March 11, 2022	8-K	3/16/22	10.1
10.20	Annex A to the Credit Agreement dated March 11, 2022	8-K	3/16/22	10.2
10.21	Eleventh Amendment to an Amended and Restated Senior Secured Credit Agreement dated March 25, 2022	8-K	3/31/22	10.1
10.22	Annex A to the Credit Agreement dated March 25, 2022	8-K	3/31/22	10.2
10.23	Twelfth Amendment to an Amended and Restated Senior Secured Credit Agreement dated April 15, 2022	8-K	4/20/22	10.1
10.24	Annex A to the Credit Agreement dated April 15, 2022	8-K	4/20/22	10.2
10.25	Thirteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated May 10, 2022	8-K	5/16/22	10.1
10.26	Annex A to the Credit Agreement dated May 10, 2022	8-K	5/16/22	10.2
10.27	Fourteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated June 10, 2022	8-K	6/16/22	10.1
10.28	Annex A to the Credit Agreement dated June 10, 2022	8-K	6/16/22	10.2
10.29	Fifteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated July 8, 2022	8-K	7/13/22	10.1
10.30	Annex A to the Credit Agreement dated July 8, 2022	8-K	7/13/22	10.2
10.31	Sixteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 10, 2023	8-K	2/16/23	10.1
10.32	Annex A to the Credit Agreement dated February 10, 2023	8-K	2/16/23	10.2
10.33	Seventeenth Amendment to Amended and Restated Senior Secured Credit Agreement, dated April 20, 2023	8-K	4/23/23	10.1
10.34	Eighteenth Amendment to Amended and Restated Senior Secured Credit Agreement, dated July 28, 2023				X

10.35	Nineteenth Amendment to Amended and Restated Senior Secured Credit Agreement, dated July 28, 2023	8-K	8/3/23	10.1
10.36	Annex A to the Credit Agreement, dated July 28, 2023	8-K	8/3/23	10.2
10.37	Employment Agreement by and between the Company and Ethan Rudin				X
10.38	Employment Agreement by and between the Company and Matthew Drinkwater	8-K	12/17/21	10.1
21.1	List of subsidiaries				X
23.1	Consent of WithumSmith+Brown, PC				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350				X
32.2*	Certification of the Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 1350				X
101.INS	INLINE XBRL INSTANCE DOCUMENT				X

101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X

101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X

101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X

101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X

101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

BRIGHT MOUNTAIN MEDIA, INC.

Date: April 1, 2024	By:	/s/ Matthew Drinkwater
Matthew Drinkwater
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 1, 2024	By:	/s/ Ethan Rudin
Ethan Rudin
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2024	By:	/s/ W. Kip Speyer
W. Kip Speyer
Chairman of the Board of Directors

Date: April 1, 2024	By:	/s/ Matthew Drinkwater
Matthew Drinkwater
Director and Chief Executive Officer

Date: April 1, 2024	By:	/s/ Harry Schulman
Harry Schulman
Director

Date: April 1, 2024	By:	/s/ Jeff Hirsch
Jeff Hirsch
Director

BRIGHT MOUNTAIN MEDIA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Bright Mountain Media, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Mountain Media, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bright Mountain Media, Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the period ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Bright Mountain Media, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Bright Mountain Media, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition – Refer to Note 2 and Note 14 to the consolidated financial statements

Critical Audit Matter Description

The Company derives revenue from three revenue streams which include (i) digital advertisements on its owned and operating publishing websites, as well as advertising on partner mobile apps and digital streaming services such as CTV (Connected Television) Channels in its customer agreements, (ii) providing creative and media services to customers, and (iii), consumer insights over time as the research, intelligence, and insight services are performed for the customer.

The Company recognizes the first revenue stream at a point in time when control of services is transferred to the customer. The Company recognizes the second revenue stream over time based on the signed contract terms which includes the service period. The Company recognizes the third revenue stream as a percentage of total budgeted project costs as the underlying project costs are incurred for signed contracts.

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

We identified revenue recognition as a critical audit matter due to significant management estimates and judgments inherently required in determining revenue to be recognized. This in turn led to an especially high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions surrounding revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related the Company’s revenue recognition for these revenue streams included the following:

•Digital Advertising

◦We performed a walkthrough of the design effectiveness and implementation of internal controls with respect to the Company’s revenue and cash receipts cycle.

◦We selected a sample of customer agreements and performed the following procedures:
▪Obtained and read a sample of contract source documents for each selection as well as amendments thereto.
▪We obtained an understanding of the performance obligations associated with the Company’s revenue contracts, such as number of ads displayed, consumer clicks on the ads, or consumer actions that were required by the contract.
▪We tested the transaction price within the contract, which was represented by the amount of impressions that must be delivered by the Company.
▪We determine that the allocation of the transaction price was to a single performance obligation.
▪We obtained the amount of impressions delivered by the Company to the customer from the third-party ad server data to test the appropriateness of recognized revenue with the terms of the contract.

◦We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

•Creative and Media Services

◦We performed a walkthrough of the design effectiveness and implementation of internal controls with respect to the Company’s revenue and cash receipts cycle.

◦We selected a sample of customer agreements and performed the following procedures:
▪Obtained and read the contract source documents for each selection as well as amendments thereto.
▪We obtained an understanding of the performance obligations associated with the Company’s revenue contracts.
▪We tested the transaction price within the contract, which was represented by the total value for creative and media services that must be delivered by the Company.
▪We determine that the allocation of the transaction price was to a single performance obligation.
▪We tested the appropriateness of recognized revenue with the terms of the contract.

◦We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

•Consumer Insights

◦We performed a walkthrough of the design effectiveness and implementation of internal controls with respect to the Company’s revenue and cash receipts cycle.

◦We selected a sample of customer agreements and performed the following procedures:
▪Obtained and read the contract source documents for each selection as well as amendments thereto.
▪We obtained an understanding of the performance obligations associated with the Company’s revenue contracts.
▪We tested the transaction price within the contract, which was represented by the total value for consumer insights that must be delivered by the Company.
▪We determine that the allocation of the transaction price was to a single performance obligation.
▪We tested the appropriateness of recognized revenue with the terms of the contract by evaluating the underlying budgeted costs and actual costs that drive the percent of the total contract value recognized during the year.

◦We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Valuation of Intangible Assets and Goodwill - Refer to Notes 2, 6, and 7 to the consolidated financial statements

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements at December 31, 2023 the Company’s intangible assets and goodwill was approximately $15 million and $7.8 million, respectively. As disclosed in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, which are determined through a qualitative assessment.

A qualitative assessment includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. If the qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, the Company performs a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires the Company to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s long-term projections. Assumptions used in the Company’s impairment testing are consistent with the Company’s internal forecasts and operating plans. The Company’s discount rate is based on the Company’s debt structure, adjusted for current market conditions. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s intangible assets and goodwill would be necessary.

We identified the evaluation of the Company's impairment test of goodwill and intangible assets as a critical audit matter due to significant management estimates and judgements inherently required in determining the fair value of estimates. This in turn led to a high degree of auditor judgement, subjectivity, and effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions, several of which extend many years into the future. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

We read and evaluated the impairment analysis summary report, prepared by the Company's external valuation specialists that assessed the fair value of the Company's goodwill as of December 31, 2023. We performed a walk-through of the design effectiveness and implementation of internal controls related to financial reporting of the goodwill. Additional procedures included testing management's process for developing their impairment estimate, which included evaluating the appropriateness of the method used by the Company to develop cash flow projections for goodwill, as well as testing the completeness and accuracy of the underlying data used in the estimates. In addition, we evaluated the reasonableness of significant assumptions including future sales, long-term growth rates, and future economic conditions and performed sensitivity testing on some assumptions. We evaluated these assumptions for their reasonableness considering (i) historical performance; (ii) industry and economic forecast and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

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

•We tested the underlying assumptions presented in the impairment assessment as it relates to projections

Accounting and Valuation for Debt Modifications and Extinguishment - Refer to Note 10 to the consolidated financial statements

Critical Audit Matter Description

During the year ended December 31, 2023, the Company entered into various amendments to the credit facility for additional loans used for working capital. Part of the amendments include fees that would be added and capitalized into the principal amount of the original loan. The Company is required to perform an analysis of the change in each amendment to determine whether the change is a modification or an extinguishment of debt.

Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded as fair value, which becomes the new carrying value.

We identified the evaluation of the Company’s accounting for debt modifications as a critical audit matter due to significant complex calculations inherently required in determining proper accounting treatment. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s assumptions and calculations. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

We read and evaluated the debt modification and extinguishment analysis report, prepared by the Company's external valuation specialist that assessed each amendment to the credit agreement. There were a total of 4 amendments that were executed during the year. For each amendment, the external valuation specialist calculated the present value of the cash flows under the terms of the amendment and determine if it was considered substantially different by at least a 10% difference from the present value of the remaining cash flow of the original debt instrument. We performed a walk-through of the design effectiveness and implementation of internal controls related to financial reporting of the debt cycle.

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

Business Combination - Refer to Note 13 to the consolidated financial statements

Critical Audit Matter Description

As reflected in the Company’s consolidated financial statements at December 31, 2023, the Company completed a business combination on April 20, 2023, for approximately $20.0 million. As disclosed in Note 13 to the consolidated financial statements, the Company allocated the purchase price to acquired assets and liabilities, including intangibles and the residual value being assigned to goodwill.

The fair value assigned to the acquired intangibles is based on a discounted flow analysis, in which the Company makes various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s long-term projections. Assumptions used in the Company’s fair value calculations are consistent with the Company’s internal forecasts and operating plans. The Company’s discount rate is based on the Company’s debt structure, adjusted for current market conditions.

We identified the evaluation of the Company's fair value valuation of acquired intangibles and residual goodwill as a critical audit matter due to significant management estimates and judgements inherently required in determining the fair value estimates. This in turn led to a high degree of auditor judgement, subjectivity, and effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions, several of which extend many years into the future. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

We identified the evaluation of the fair value measurement of the acquired Trade Name, Customer Relationships, and Developed Technology as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain key assumptions used to estimate the acquisition-date fair value of the acquired intangible assets. Specifically, the key assumptions for certain intangible assets, including revenue growth rates and the discount rate, represented subjective determinations of future market and economic conditions. Changes to those assumptions could have had a significant effect on the determination of the fair value measurements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the key assumptions for certain tangible and intangible assets. We performed sensitivity analyses over the key assumptions for revenue growth rates to assess the impact of changes in those key assumptions on the Company’s determination of the fair value of the intangible assets, respectively. We evaluated the reasonableness of the Company’s forecasted revenue growth rates by comparing them to historical results for comparable products and peer companies, analyst expectations, and industry related third-party data. We evaluated the data sources used by management in determining the key assumptions for the intangible assets by comparing to industry standards and evidence obtained in other areas of the audit. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

(1) evaluating the discount rates used by the Company for the intangible assets by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities

(2) testing the source information underlying the determination of the discount rates

Along with the procedures previously described, we performed the following procedures:

•We evaluated management's assessment that the acquisition accurately represented a business combination and properly identified the accounting acquirer of the underlying transaction
•We utilized the knowledge, experience, and expertise of our internal valuation specialists to execute the planned valuation procedures related to the valuation by assessing the reasonableness of the methodologies employed to value the intangibles and goodwill.
•We reviewed the professional qualifications and objectivity/independence of the external valuation specialist.
•We tested the underlying assumptions presented in the business combination as it relates to projections

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

East Brunswick, New Jersey
April 1, 2024
PCAOB ID Number 100

BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$4,001	$316
Accounts receivable, net	14,679	3,585
Prepaid expenses and other current assets	1,057	600
Total Current Assets	19,737	4,501

Property and equipment, net	199	40
Intangible assets, net	15,234	4,510
Goodwill	7,785	19,645
Operating lease right-of-use asset	306	367
Other assets, non-current	156	137
Total Assets	$43,417	$29,200
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$17,497	$10,317
Other current liabilities	3,025	1,838
Interest payable – 10% Convertible Promissory Notes – related party	39	31
Deferred revenue	4,569	737
Note payable – 10% Convertible Promissory Notes, net of discount – related party	80	68
Note payable – Centre Lane Senior Secured Credit Facility – related party (current portion)	5,592	4,860
Total Current Liabilities	30,802	17,851

Other liabilities, non-current	325	—
Note payable – Centre Lane Senior Secured Credit Facility, net of discount – related party (non-current)	58,674	25,101
Finance lease obligations, non-current	42	—
Operating lease liabilities, non-current	239	319
Total Liabilities	90,082	43,271

Stockholders’ Deficit
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.01, 324,000,000 shares authorized, 172,103,134 and 150,444,636 issued and 171,277,959 and 149,619,461 outstanding at December 31, 2023 and December 31, 2022, respectively	1,721	1,504
Treasury stock, at cost; 825,175 shares at December 31, 2023 and December 31, 2022, respectively	(220)	(220)
Additional paid-in-capital	101,405	98,797
Accumulated deficit	(149,833)	(114,269)
Accumulated other comprehensive income	262	117
Total stockholders’ deficit	(46,665)	(14,071)
Total liabilities and stockholders’ deficit	$43,417	$29,200
See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022

Revenue	$44,546	$19,580
Cost of revenue	31,766	10,493
Gross margin	12,780	9,087
General and administrative expenses	22,522	14,155
Impairment of goodwill and intangibles	17,070	—
Loss from operations	(26,812)	(5,068)

Financing (expense) income
Gain on forgiveness of PPP loan	—	1,137
Other income	437	69
Interest expense - Centre Lane Senior Secured Credit Facility- related party	(9,142)	(4,227)
Interest expense - Convertible Promissory notes - related party	(20)	(22)
Other interest expense	(27)	(14)
Total financing (expense)	(8,752)	(3,057)

Net loss before income tax	(35,564)	(8,125)
Income tax provision	—	—
Net loss	(35,564)	(8,125)

Dividends
Preferred stock dividends	—	(5)

Net loss attributable to common stockholders	$(35,564)	$(8,130)
Foreign currency translation	145	105
Comprehensive loss	$(35,419)	$(8,025)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.05)

Weighted average shares outstanding
Basic and diluted	164,845,671	149,191,057
See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands, except share and per share data)
Years Ended December 31, 2023 and 2022

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	125,000	$1	149,810,383	$1,498	(825,175)	$(220)	$98,129	$(106,144)	$12	$(6,724)
Net loss	—	—	—	—	—	—	—	(8,125)	—	(8,125)
Series E preferred stock dividend	—	—	—	—	—	—	(5)	—	—	(5)
Series E preferred stock conversion	(125,000)	(1)	125,000	1	—	—	—	—	—	—
Common stock issued for options exercised	—	—	100,000	1	—	—	—	—	—	1
Stock based compensation	—	—	—	—	—	—	144	—	—	144
Common stock issued for Oceanside acquisition	—	—	174,253	2	—	—	277	—	—	279
Warrants issued in settlement of liability	—	—	—	—	—	—	216	—	—	216
Issue of common stock for services rendered	—	—	235,000	2	—	—	36	—	—	38
Adjustment from foreign currency translation, net	—	—	—	—	—	—	—	—	105	105
Balance, December 31, 2022	—	—	150,444,636	1,504	(825,175)	(220)	98,797	(114,269)	117	(14,071)
Net loss	—	—	—	—	—	—	—	(35,564)	—	(35,564)
Adjustment to common stock issued for Oceanside acquisition	—	—	(23,495)	—	—	—	—	—	—	—
Common stock issued for options exercised	—	—	90,000	1	—	—	—	—	—	1
Stock based compensation	—	—	—	—	—	—	196	—	—	196
Common stock issued to Centre Lane Partners	—	—	21,401,993	214	—	—	1,712	—	—	1,926
Issue of common stock for services rendered	—	—	190,000	2	—	—	29	—	—	31
Extinguishment of Centre Lane Credit Facility	—	—	—	—	—	—	671	—	—	671
Adjustment from foreign currency translation, net	—	—	—	—	—	—	—	—	145	145
Balance, December 31, 2023	—	$—	172,103,134	$1,721	(825,175)	$(220)	$101,405	$(149,833)	$262	$(46,665)
See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(35,564)	$(8,125)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	125	38
Interest paid-in kind on Centre Lane Credit Facility	6,656	3,104
Amortization of operating lease right-of-use asset	61	15
Amortization of debt discount	2,074	1,199
Amortization of intangibles	2,490	1,558
Impairment of goodwill and intangibles	17,070	—
Stock based compensation	196	144
Common stock issued for services rendered	31	38
Stock compensation for Oceanside shares	—	89
Gain on forgiveness of PPP loan	—	(1,137)
Expected credit losses	58	84
Changes in operating assets and liabilities:
Accounts receivable	1,325	(119)
Prepaid expenses and other current assets	360	695
Operating lease liability	(54)	(25)
Accounts payable and accrued expenses	735	(487)
Other liabilities	472	698
Interest payable – Centre Lane Senior Secured Credit Facility - related party	—	(465)
Interest payable – 10% Convertible Promissory note - related party	8	8
Deferred revenue	(701)	(426)
Net cash used in operating activities	(4,658)	(3,115)

Cash flows from investing activities:
Purchase of property and equipment	(14)	(14)
Net cash used in investing activities	(14)	(14)

Cash flows from financing activities:
Preference dividend payments	—	(5)
Proceeds from Centre Lane Senior Secured Credit Facility - related party	8,626	3,050
Repayment of principal on Centre Lane Senior Secured Credit Facility - related party	(270)	—
Repayments of debt	—	(250)
Principal payments received for notes receivable	—	21
Principal payments on finance lease obligations	(4)	—
Payment of interest on Centre Lane Senior Secured Credit Facility, related party	—	(153)
Proceeds from stock option exercises	1	1
Net cash provided by financing activities	8,353	2,664
Effect of foreign exchange rates on cash and cash equivalents	4	(1)
Net increase (decrease) in cash and cash equivalents	3,685	(466)
Cash and cash equivalents at beginning of year	315	781
Cash and cash equivalents at end of year	$4,000	$315
Supplemental disclosure of cash flow information:
Cash paid for interest	$425	$153
Interest paid-in-kind on Centre Lane Credit Facility	$6,656	$3,104

Supplemental disclosure of non-cash investing and financing activities
Recognition of right-of-use asset and lease liability	$64	$382
Conversion of Preferred shares to Common shares	$—	$1
Common stock issued to Oceanside to settle share liability	$—	$279
Common stock issued to Centre Lane for debt issuance	$1,926	$—
Issuance of debt to finance acquisition of Big Village Entities	$19,874	$—
Extinguishment of Centre Lane Credit Facility	$671	$—
Warrants issued to settle liability	$—	$216
See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – DESCRIPTION OF BUSINESS

Organization and Nature of Operations

Bright Mountain Media, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Bright Mountain” or “we”) has an end-to-end digital media and advertising services platform that efficiently connects brands with targeted consumer demographics. We focus on digital publishing, advertising technology, consumer insights, creative and media services.

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

Advertising Technology

Our advertising technology division focuses on delivering targeted ads to audiences on owned and operated sites as well as third-party publishers in a cost-effective manner through the deployment of proprietary technologies. By developing our own proprietary technology stack, we are able to pass along efficiencies to both the demand and supply side of the ecosystem. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both demand (buy side) and publisher supply (sell side) programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, CTV, in-app). Programmatic advertising relies on software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with a bid price offered by advertisers.

Consumer Insights

Our consumer insights division focuses on providing primary and secondary research, competitive intelligence, and expert insight to address customers' strategic issues. We provide cutting-edge and dynamic research, offering clients a comprehensive perspective on their consumers. This insight extends to strategic guidance on the optimal timing and channels to effectively connect with target audiences. Our cutting-edge approach combines advanced data analytics, artificial intelligence, and comprehensive market research, to uncover actionable insights that drive informed decision-making.

Creative Services

Our creative services division transforms data into award-winning campaigns. We are uniquely able to leverage insights teams with highly strategic media planning and buying teams to ensure brands not only position their advertising precisely, but also yield impactful business results. Our goal is to combine data-driven decisions with creativity fueled by a deep understanding of modern culture.

Media Services

Our media services division focuses on advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. Our aim is to empower clients to access the most sought-after advertising spaces across diverse platforms tailored to their specific needs and preferences. Our data-driven approach ensures that ad placements are not only well-targeted, but also continuously optimized for maximum efficiency and ROI. Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us an indispensable partner in the success of our clients' advertising and marketing endeavors.

The Company generates revenue through:

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
•the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue,
•facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs"),
•serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns, and
•providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research.
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

As part of the Big Village Acquisition, the Company formed BV Insights, LLC ("Insights") and Big-Village Agency, LLC ("Agency") to incorporate the assets acquired in the transactions. Additionally, letters of employment were extended to certain legacy employees of the Big Village Entities, resulting in a total of 203 employees accepting an offer of employment by the Company.

Centre Lane Senior Secure Credit Facility

The Company and its subsidiaries are parties to the Amended and Restated Senior Secured Credit Agreement between itself, the lender party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (“Centre Lane Partners”), dated June 5, 2020, as amended (the “Credit Agreement”).

On April 4, 2023, the Company entered into a commitment letter (the “Commitment Letter”) with Centre Lane Solutions Partners, LP (together with any designated affiliates thereof, the “CLP Lenders”), pursuant to which CLP Lenders would provide financing in the form of a senior secured credit facility for the Big Village Acquisition.

On April 20, 2023, the Company and its subsidiaries CL Media Holdings LLC, Bright Mountain LLC, Mediahouse, Inc., Big-Village Agency LLC, and BV Insights LLC, and Centre Lane Partners entered into the Seventeenth Amendment to the Credit Agreement (the “Seventeenth Amendment”). The Credit Agreement was amended, as provided in the Seventeenth Amendment, to provide for an additional term loan amount of $26.3 million to, among other things, finance the Big Village Acquisition. This term loan, which was provided by BV Agency, LLC, (an affiliate of Centre Lane Solutions Partners, LP) matures on April 20, 2026 and was issued at a discount of 5% or $1.3 million. Interest of 15% is payable under the note, payable-in-kind in lieu of cash payments through April 30, 2024, then 5% is payable quarterly in cash and 10% payable-in-kind in lieu of cash payments until maturity of April 20, 2026.

Also, in connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by CLP Lenders. The issuance of the shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in accordance with Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. As of December 31, 2023, BV Agency, LLC and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Developments
During 2022, the Company began scaling down its operations of Slutzky & Winshman Ltd, a digital media company located in Israel that was acquired in August 2019. This decision was made after a consistent decline in revenue. In 2023, we terminated operations in Israel and all employees were terminated.
Also in 2023, we terminated the operation of News Distribution Network, Inc., a newspaper technology company, which we also acquired in 2019, and subsequently rebranded this service as Mediahouse, also as a result of a declining revenue stream.
There were no specific costs associated with these exits. At December 31, 2023, these two entities have not yet been dissolved.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $149.8 million as of December 31, 2023. Cash flows used in operating activities were $4.7 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had a working capital deficit of approximately $11.1 million inclusive of $4.0 million in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Agreement or raising equity capital. The ability to access the capital market is also dependent upon the stock volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

The Company's current cash and working capital, as of the filing of this Annual Report on Form 10-K, is not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.
Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the U.S. and other foreign countries in which the Company operates.

As of December 31, 2023, the Company exceeded the federally insured limits of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the FDIC insured limit in the amount of $3.7 million as of December 31, 2023. As of December 31, 2022, the Company's interest and non-interest-bearing accounts were within the federally insured limit.

As of December 31, 2023 and 2022, the Company exceeded the insurance limit of $29,000 for one of its international bank accounts by $31,000 and $66,000, respectively.

Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.
At December 31, 2023, and 2022, the Company had $4.0 million and $316,000, respectively, in cash and cash equivalents.
Accounts Receivable and Allowances
Accounts receivable represent receivables from customers in the ordinary course of business and are recorded in accordance with FASB Accounting Standards Codification No. 310, Receivables, (ASC 310). Receivables are recorded at the invoice amount on the date revenue is recognized and are presented net of the allowance for current expected credit losses in the accompanying consolidated balance sheets. Certain receivables are subject to adjustments from traffic settlements that are deducted from open invoices. Our receivables are not interest bearing and are not collateralized.
Unbilled receivables are the results of timing differences between billings to clients and are included in accounts receivable.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The allowance for current expected credit losses is based on our assessment of the collectability of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and establish an allowance for potential write-offs by considering factors including historical experience, credit quality, age of the accounts receivable balances, and current and forecasted economic conditions that may affect a customer’s ability to pay.
The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of operations and comprehensive loss.
Property and Equipment, net

Property and equipment are recorded at cost, less accumulated depreciation in accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment, (ASC 360). Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. Leasehold improvements and assets under finance lease are amortized over the lesser of the lease term or the useful life of the improvements. When assets are sold or retired, the applicable cost and accumulated depreciation or amortization are removed from the accounts. The resulting gains or losses are reflected in the combined statements of operations and comprehensive loss.
Goodwill

We account for goodwill under FASB Accounting Standards Codification No. 350, Goodwill and Other, (ASC 350). Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. We allocate goodwill to reporting units based on the expected benefit from business combination. The Company categorizes goodwill into three reporting units: “Owned & Operated”, “Ad Network” and “Insights”.
Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, which are determined through a qualitative assessment.
A qualitative assessment includes consideration of the economic, industry, and market conditions in addition to the overall financial performance of the Company and these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt structure, adjusted for current market conditions. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be necessary. See Note 7, Goodwill, to the consolidated financial statements for details regarding goodwill impairment.
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
The Company’s trade name is amortized on a straight-line basis over a useful life of 2 years to 10 years. Customer relationships are amortized on a straight-line basis over a useful life of 5 years to 10 years. IP/technology is amortized on a straight-line basis over a useful life of 10 years. Non-compete agreements are amortized on a straight-line basis over the length of each agreement, typically between 3 years to 5 years. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Amortization and Impairment of Long-Lived Assets.”

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amortization and Impairment of Long-Lived Assets
Long-lived assets, such as property, equipment, right-of-use assets, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. See Note 6, Intangibles, to the consolidated financial statements for details regarding impairment of intangibles.
Leases
The Company determines whether an arrangement contains a lease at inception in accordance with FASB Accounting Standards Codification No. 842, Leases, (ASC 842). A contract is, or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We do not include options to extend or terminate the lease term unless it is reasonably certain that we will exercise any such options. We recognize rent expense under our operating leases on a straight-line basis, variable lease costs such as operating costs and property taxes are expensed as incurred. For finance leases, we record interest expense on the lease liability in addition to amortizing the right-of-use asset (generally straight-line) over the shorter of the lease term or the useful life of the right-of-use asset. Finance leases are included in property and equipment, net, finance lease obligations, and finance lease obligations, non-current on our consolidated balance sheets.
Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 606, Revenue from Contracts with Customers, (ASC 606). The Company recognizes revenue at a point in time when control is transferred to the customer or over time as a percentage of completion or otherwise in accordance with the terms of the contract. Cash received by the Company prior to when control of services is transferred to the customer is recorded as deferred revenue.
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
The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it provides to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the services promised within each contract and determines those that are performance obligations and assesses whether each promised service is distinct. The Company then recognizes revenue when (or as) the performance obligation is satisfied.

The Company generates revenue through:

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue;
•facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs");
•serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and
•providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research.
Digital publishing and advertising technology revenues are generated by audiences seeing or clicking on digital advertisements utilizing several advertising partners. The Company recognizes revenue once the performance obligation is satisfied at a point in time, on a gross basis net of adjustments based on the number of advertisements delivered. Customers are billed monthly or billing is generated via custom content production and extensions on our social media platforms.
Consumer insights revenues are generated by providing primary and secondary research, competitive intelligence, and expert insight to address customers' strategic issues. The Company recognizes revenue as the services are rendered, by applying the percentage of completion method on a cost-to-cost basis to measure progress toward satisfaction of the performance obligation. Progress toward satisfaction of the performance obligation is measured based on costs incurred to-date relative to the total estimated costs expected to be incurred in providing services. The Company does not include costs that do not contribute to its progress toward satisfying its promise to the customer.
Creative services revenues are generated by delivering campaign services to customers. Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for the individual performance obligations separately if they are distinct. If recurring services are performed, the Company recognizes revenue as the services are rendered over time, generally on a ratable basis over the contract term beginning on the date that the service is made available to the customer. For campaign services that require a one-time deliverable, we recognize revenue once the performance obligation is satisfied at a point in time.
Media services revenues are generated through the access to programmatic campaigns. The Company recognizes revenue as the services are rendered over time, on a ratable basis over the contract term, beginning on the date that the service is made available to the customer.
There is no significant initial cost incurred to obtain contracts with customers.
Deferred Revenue

The Company records deferred revenue when cash payments are received or amounts are invoiced in advance of performance obligations. The Company expects to recognize deferred revenue in the period when it provides its services and, therefore, satisfies its performance obligation to the customer.
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
During the year ended December 31, 2023 and 2022, all website development costs have been expensed. While it is likely that we will have significant amortization expense as we continue to acquire websites, we believe that intangible

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

assets represent costs incurred by the acquired website to build value prior to an acquisition, and any related amortization and impairment expenses are not representative of ongoing costs of doing business.
Advertising and Marketing
Advertising and marketing expenses are recognized as incurred and are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023 and 2022, advertising and marketing expense was $257,000 and $46,000, respectively.
Stock Based Compensation
We account for stock based compensation in accordance with FASB Accounting Standards Codification No. 718, Compensation - Stock Compensation (ASC 718). ASC 718 addresses accounting for share-based awards, including stock options, restricted stock, performance shares and warrants. Stock-based compensation for stock option grants to employees and non-employees is based on the fair value of the award on the date of grant. We record forfeitures as they occur. The Company calculates stock compensation expense using the graded vesting method, which begins expensing each tranche on the expense begin date through the vesting date. This will result in front-loaded expenses, and is included in general and administrative expenses in the consolidated statements of operations.
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

Treasury Stock
The Company accounts for its treasury stock as set forth in FASB Accounting Standards Codification No. 505, Treasury Stock (ASC 505-30). Under ASC 505-30 the total amount paid to acquire the stock is recorded and no gain or loss is recognized at the time of purchase. Gains and losses are recognized at the time the treasury stock is reinstated or retired and are recorded in additional paid-in capital or retained earnings. At December 31, 2023 and 2022, the Company owned 825,175 shares of treasury stock.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Reporting
Consistent with FASB Accounting Standards Codification No. 280, Segment Reporting (ASC "280"), our Chief Financial Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our components are digital publishing, advertising technology, consumer insights, creative and media services. There are no segment managers who are held accountable by the Chief Financial Officer, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment.
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

Significant estimates included in the accompanying consolidated financial statements include, valuation of goodwill and intangible assets, allowance for current expected credit losses, the determination of the relative selling prices of our services, percentage of completion for revenue recognition, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, discount rates used in the valuation of right-of-use assets and lease liabilities, litigation reserves, the valuation of equity-based transactions, valuation of the Center Lane Senior Secured Facility carrying value regarding debt modification or extinguishment, and the valuation allowance on deferred tax assets. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We perform credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for current expected credit losses based upon the expected collectability of accounts receivable balances.

The Company generates revenue as follows:

•selling of advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue;

•facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs and sellers known as SSPs;

•serving advertisers and agencies by providing access to premium inventory and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaign; and

•providing primary research and secondary research, competitive intelligence and expert insight to address customer's strategic issues, where revenue is primarily derived from providing a single integrated service for research.

The following table provides information about customer and vendor concentration that exceeds 10% of revenue, accounts receivable and accounts payable for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Revenue Concentration
Customers exceeding 10% of revenue	2	1
% of overall revenue
Customer 1	13.0%	—%
Customer 2	10.0%	37.7%
Total % of revenue	23.0%	37.7%

	December 31,
	2023	2022
Accounts Receivable Concentration
Customers exceeding 10% of receivable	2	1
% of accounts receivable
Customer 1	15.7%	—%
Customer 2	10.5%	43.5%
Total % of accounts receivable	26.2%	43.5%

	December 31,
	2023	2022
Accounts Payable Concentration
Vendors exceeding 10% of payable	—	2
% of accounts payable
Customer 1	—%	11.0%
Customer 2	—%	10.8%
Total % of accounts payable	—%	21.8%

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Off-balance Sheet Arrangements

There are no off-balance sheet arrangements as of December 31, 2023 and December 31, 2022.

Reclassification

As of and for the year ending December 31, 2023, certain amounts have been reclassified for comparative purposes. Changes were made for foreign currency translation from operating activities to showing the cash and cash equivalent impact only as a separate line item below financing activities, right of use asset and liability showing a net position instead showing a separate line item for asset and liabilities and reclassification on other operating activities line items for accounts payable and accrued expenses on the consolidated statement of cash flows. Changes were made for other expenses under finance income (expense), to general and administrative expense, which impacted our loss from operations

Effective Accounting Pronouncements Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 (amended by ASU 2019-10), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company was required to adopt the new guidance on January 1, 2023. Based on the nature of our business, the adoption of this standard did not have a material impact on our consolidated financial statements for the year ended December 31, 2023.

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted this standard in accounting for its Big Village Acquisition.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	December 31,
($ in thousands)	2023	2022
Accounts receivable	$13,799	$3,447
Unbilled receivables (A)	1,252	724
	15,051	4,171
Less: allowance for current expected credit losses	(372)	(586)
Accounts receivable, net	$14,679	$3,585

(A) - Unbilled receivable represents amounts for services rendered at the end of the period pending generation of invoice to the customer.

Accounts receivable, net at January 1, 2022 was $3.6 million.

Expected credit losses was $58,000, and $84,000 for the years ended December 31, 2023, and 2022, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 4 – PREPAID EXPENSE AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31,
($ in thousands)	2023	2022
Prepaid insurance (1)	$618	$1
Prepaid consulting service	—	285
Prepaid software	46	176
Deposits	156	137
Subscriptions	174	—
Other current assets	219	138
Total prepaid expense and other assets	1,213	737
Less: other assets, non-current	(156)	(137)
Prepaid expenses and other current assets	$1,057	$600

(1)	The amount of $618,000 is being paid over a period of time and is also included in accounts payable at December 31, 2023.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Useful Life (Years)	December 31,
($ in thousands)		2023	2022
Furniture and fixtures	3-5	$8	$49
Computer equipment	3	190	340
Computer software	5	206	—
		404	389
Less: accumulated depreciation		(205)	(349)
Property and equipment, net		$199	$40
Depreciation expense was $125,000, and $38,000 for the years ending December 31, 2023, and 2022, respectively and is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
NOTE 6 – INTANGIBLE ASSETS, NET

Website acquisitions, net consisted of the following:

	December 31,
($ in thousands)	2023	2022
Website acquisition assets	$1,124	$1,124
Less: accumulated amortization	(1,123)	(1,122)
Website acquisition assets, net	$1	$2

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets, net consisted of the following:

		December 31, 2023			December 31, 2022
($ in thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	2- 10	$8,381	$(3,167)	$5,214	$2,759	$(1,617)	$1,142
IP/Technology	10	5,821	(2,180)	3,641	1,983	(899)	1,084
Customer relationships	5 - 10	13,380	(7,002)	6,378	6,680	(4,419)	2,261
Non-compete agreements	3 - 5	402	(402)	—	402	(381)	21
Total		$27,984	$(12,751)	$15,233	$11,824	$(7,316)	$4,508
The Company performed an impairment assessment at September 30, 2023 and December 31, 2023, and recorded an impairment loss of $2.9 million. There was no impairment loss for the year ended December 31, 2022. Impairment loss is included in the below table:

(in thousands)	Accumulated Amortization	Impairment Loss	Amortization	Accumulated Amortization
	December 31, 2022	Twelve Months Ended December 31, 2023		December 31, 2023
Trade name	$1,617	$742	$808	$3,167
IP/technology	899	900	381	2,180
Customer relationships	4,419	1,291	1,292	7,002
Non-compete agreements	381	13	8	402
Total	$7,316	$2,946	$2,489	$12,751
During the year ended December 31, 2023, the Company acquired intangible assets through the acquisition of the Big Village Entities as follows:

(in thousands)	Useful Life (Years)	Amount
Trade name	7 to 10	$5,622
Developed technology	10	3,838
Customer relationships	7 to 10	6,700
Total		$16,160
For further details on the Big Village Acquisition, see Note 13, Business Combinations to the consolidated financial statements.

	December 31,
	2023	2022
Website	$1	$2
Other intangibles	15,233	4,508
Total intangible, net	$15,234	$4,510

Amortization expense for the years ended December 31, 2023, and 2022 was approximately $2.5 million, and $1.6 million, respectively, related to both the website acquisition costs and the intangible assets and is included in general and administrative expense in the statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows:

($ in thousands)	Amount
2024	$1,922
2025	1,845
2026	1,769
2027	1,769
2028	1,769
Thereafter	6,160
Total	$15,234
NOTE 7 – GOODWILL

The following table represents the allocation of goodwill as of December 31, 2023 and 2022:

($ in thousands)	Owned & Operated	Ad Network	Insights	Total
December 31, 2021	$9,725	$9,920	$—	$19,645
Additions	—	—	—	—
December 31, 2022	9,725	9,920	—	19,645
Additions	1,357	—	907	2,264
Impairment	(8,217)	(5,907)	—	(14,124)
December 31, 2023	$2,865	$4,013	$907	$7,785

Goodwill acquired as part of the Big Village Acquisition totals $2.3 million and represents the value of unidentifiable intangible assets including assembled workforce and strategic benefits that are expected to be achieved. We allocate goodwill to reporting units based on the expected benefit and synergies with our current reporting units. The Company categorizes goodwill into three reporting units: “Owned & Operated”, “Ad Network” and “Insights”. See Note 13, Business Combinations to the consolidated financial statements.

Goodwill is tested for impairment at least annually and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value of the goodwill associated with the reporting unit exceeds the implied value of the goodwill associated with the reporting unit.

At September 30, 2023 and December 31, 2023, an impairment assessment was performed on goodwill for Ad Network, Owned & Operating and Insights reporting units. The assessment used a qualitative assessment which includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our qualitative assessment concluded that it is more likely than not that the estimated fair value of the Ad Network and Owned & Operating reporting units is less than the carrying value, hence, we performed a quantitative analysis. Our assessment for Insights reporting unit did not have such conclusion, hence a quantitative analysis was not required.

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

Our quantitative analysis showed that the implied fair value of our goodwill for Ad Network and Owned & Operating reporting units is less than its carrying value which resulted in an impairment charge of approximately $14.1 million.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,
($ in thousands)	2023	2022
Accounts payable (A)	$11,391	$8,585
Accrued wages, commissions and bonus	353	380
Publisher cost	1,153	559
Professional fees	1,322	677
Subcontractor	3,013	—
Other	265	116
Total accounts payable and accrued expenses	$17,497	$10,317
A.Accounts payable includes $5.2 million, and $5.9 million at December 31, 2023 and, 2022, respectively, for Slutzky & Winshman Ltd and Mediahouse, whose operations were terminated during the year ended December 31, 2023.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Current portion of long term lease	$82	$38
Dividend payable	692	692
Project advance expense (1)	1,401	—
Litigation reserves	1,152	1,107
Other current liabilities	23	1
Total other current liabilities	3,350	1,838
Less: other liabilities, non-current	(325)	—
Other current liabilities	$3,025	$1,838
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

payment up to April 30, 2024, then 5% payable quarterly in cash and 10% payable-in-kind in lieu of cash payment until maturity of April 20, 2026.

As part of the Seventeenth Amendment, the Company is required to pay an amendment fee of 2% of the principal amount of the existing initial principal plus amendments one to eight ("First In Last Out Loans") and amendments nine to sixteen ("Last In First Out Loans"), totaling $706,000, additionally, an exit fee of $18,000 of the loan to finance the Big Village Acquisition. The outstanding principal on these at April 20, 2023 was $31.0 million and $4.3 million, respectively. These fees total $724,000 and are due and payable at maturity. Additionally, the maturity dates were extended to April 20, 2026.

Also, in connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. The shares valued $1.9 million, based on a per share price of $0.09, which was the closing price of the Company’s common stock at close of market on April 19, 2023. The issuance of the shares of common stock were not registered under the Securities Act of 1933, as amended (“Securities Act”), in accordance with Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. As of December 31, 2023, BV Agency, LLC and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

On July 28, 2023, the Company and its subsidiaries entered into the Nineteenth Amendment to the Credit Agreement (the “Nineteenth Amendment”) with Centre Lane Partners. The Credit Agreement was amended, as provided in the Nineteenth Amendment, to provide for an additional term loan amount of $2.0 million to, among other things, finance the integration and further growth of the Company post-Acquisition. This term loan is part of the last in first out loans and matures on June 28, 2024 .

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

Commencing with the ninth amendment, the interest rate was increased to 12% per annum on all subsequent draws with 8% per annum payable quarterly in cash and 4% per annum payable-in-kind in lieu of cash payment. These last in first out loans, totals $6.9 million inclusive of exit fees at December 31, 2023, due and payable on April 20, 2026, excluding the Nineteenth Amendment which is due and payable on June 28, 2024.

In connection with the Nineteenth Amendment, adjustments were made to the interest rate for outstanding loans with the exception of the draw under the Seventeenth Amendment as follows:

•The interest rate per annum changed to 7.0% per annum plus the Secured Overnight Financing Rate ("SOFR"). At December 31, 2023, the SOFR was 5.39% per annum, overall interest on these facilities was 12.39%, per annum at December 31, 2023;

•The cash pay rate for the last in first out loans was changed to the SOFR plus 3.0% per annum, at December 31, 2023, the rate was 8.39%, per annum;

•Effective July 1, 2024, the first in last out loans PIK Rate per annum will be 7.0% per annum plus SOFR plus 5.0% per annum.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Repayment of Loans
The Company is required to repay in cash to Centre Lane Partners (i) commencing with the fiscal quarter ending on June 30, 2023, in consecutive quarterly installments to be paid on the last day of each fiscal quarter of the Company, an amount equal to 2.5% of the outstanding aggregate principal amount of the original principal plus draws advanced by amendments 2 through 8 along with accrued and unpaid interest (after giving effect to capitalized PIK Interest) and (ii) on the maturity date all outstanding obligations (including, without limitation, all accrued and unpaid principal and interest on the principal amounts of the Loans (including any accrued but uncapitalized PIK Interest)) of the loan parties that are due and payable on such date. The outstanding amount for these draws at December 31, 2023 is $34.1 million, inclusive of interest paid in kind.
On June 30, 2023, the Company and its subsidiaries entered into its Eighteenth Amendment with Centre Lane Partners regarding installment payments which were due on June 30, 2023. The Eighteenth Amendment required equal monthly installments on July 3, 2023, August 7, 2023 and September 5, 2023, respectively. There was no impact on principal or interest and no fees incurred by the Company for this amendment.

In connection with the Nineteenth Amendment, quarterly installments equal to 2.5% of the outstanding aggregate principal are due on the first in last out loans commencing March 31, 2024.
During the years ended December 31, 2023, and 2022, the Company paid approximately $425,000 and $153,000, respectively, toward outstanding interest payable.
During the years ended December 31, 2023, and 2022, the Company paid approximately $270,000 and $0, respectively, toward outstanding principal.

Fees
Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is also required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services provided under this agreement. The Centre Lane Senior Secured Credit Facility provides that this fee shall be in all respects fully earned, due and paid-in-kind by the Company on the effective date (“Effective Date”) of the Centre Lane Senior Secured Credit Facility and on each anniversary of the Effective Date during the term of this agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $140,000 and is included in outstanding principal. The administrative fee charged for the years ended December 31, 2023, and 2022 was $35,000, respectively.

The below table summarizes the loan balances and accrued interest for the years ended December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Note payable – Centre Lane Senior Secured Credit Facility, related party (current portion)	$5,592	$4,860
Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	58,674	25,101
Net principal at December 31, 2023 and 2022	64,266	29,961
Add: debt discount	5,962	3,148
Outstanding principal at December 31, 2023 and 2022	$70,228	$33,109

The below table summarizes the movement in the outstanding principal from inception through December 31, 2023:

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
($ in thousands)	2023	2022
Opening balance	$33,109	$26,334
Add:
Draws	29,816	3,050
Exit and other fees	917	621
Interest capitalized	6,656	3,104
	70,498	33,109
Less: Payment	(270)	—
Outstanding principal	$70,228	$33,109

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain of its subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners. The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent. The Credit Agreement was amended to provide for additional loans used for working capital. In addition, and as part of the transaction, there are Exit Fees (“the Exit Fees”), which will be added and capitalized to the principal amount of the original loan. As of December 31, 2023, there were nineteen amendments to the Centre Lane Senior Secured Credit Facility.

Consistent with FASB ASC Topic 470 Debt, (“ASC 470”), the Company is required to perform an analysis of the change in each amendment to determine whether the change is a modification or an extinguishment of debt. Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded as fair value, which becomes the new carrying value. A gain or loss is recorded for the difference between the net carrying value of the original debt and the fair value of the new debt, additionally, in the event the transaction is with a related party, this gain or loss should be recognized against additional paid in capital. Interest expense is recorded based on the effective interest rate of the new debt. A debt is considered extinguished if the present value of the new cash flows under the term of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the old debt.

In connection with the Seventeenth Amendment, the Company determined that the change was an extinguishment consistent with ASC 470, Debt, the old debt of $35.5 million was derecognized and the new debt of $62.7 million was recognized at estimated fair value. A gain on extinguishment was recognized against additional paid in capital of $671,000, as Centre Lane Partners is a related party.

The below table summarizes the amendments that were executed by the Company since the inception of the facility to December 31, 2023, (in thousands, except for share data):

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Number	Date	Draw $'000	Repayment Date	Interest Rate (PIK)(D)	Interest Rate (Cash)	Agency Fee	Exit Fee(A)	Common Stock Issued	Accounting Impact
1	4/26/2021	$—	4/20/2026	12.39%	—%	$—	$—	150,000	Extinguishment	(B)
2	5/26/2021	1,500	4/20/2026	12.39%	—%	—	750	3,000,000	Modification	(F)
3	8/12/2021	500	4/20/2026	12.39%	—%	—	250	2,000,000	Modification	(F)
4	8/31/2021	1,100	4/20/2026	12.39%	—%	—	550	—	Modification	(F)
5	10/08/2021	725	4/20/2026	12.39%	—%	—	363	—	Extinguishment	(F)
6	11/05/2021	800	4/20/2026	12.39%	—%	—	800	7,500,000	Modification	(F)
7	12/23/2021	500	4/20/2026	12.39%	—%	70	500	—	Modification	(F)
		$5,125				$70	$3,213	12,650,000

8	1/26/2022	350	4/20/2026	12.39%	—%	—	350	—	Modification	(F)
9	2/11/2022	250	4/20/2026	4.00%	8.39%	—	13	—	Modification	(G)
10	3/11/2022	300	4/20/2026	4.00%	8.39%	—	15	—	Modification	(G)
11	3/25/2022	500	4/20/2026	4.00%	8.39%	—	25	—	Modification	(G)
12	4/15/2022	450	4/20/2026	4.00%	8.39%	—	23	—	Modification	(G)
13	5/10/2022	500	4/20/2026	4.00%	8.39%	35	25	—	Modification	(G)
14	6/10/2022	350	4/20/2026	4.00%	8.39%	—	18	—	Modification	(G)
15	7/08/2022	350	4/20/2026	4.00%	8.39%	—	18	—	Modification	(G)
		$3,050				$35	$487	—

16	2/10/2023	1,500	4/20/2026	4.00%	8.39%	—	75	—	Modification	(G)
17	4/20/2023	26,316	4/20/2026	15.00%	—%	35	708	21,401,993	Extinguishment	(C)
19	7/28/2023	2,000	6/28/2024	4.00%	8.39%	$—	100	—	Modification	(G)
		$29,816				$35	$883	21,401,993

Total		$37,991				$140	$4,583	34,051,993

(A)	Added and capitalized to the principal amount of the original loan and the original loan terms apply.

(B)
The Centre Lane Senior Secured Credit Facility was amended to permit the Company to raise up to $6.0 million of total cash proceeds from the sale of its preferred stock prior to December 31, 2021, without having to make a mandatory prepayment of the loans. Additionally, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum.

(C)	15% PIK until April 20, 2024, then 5% cash and 10% PIK thereafter.

(D)	New rates in effect in connection with amendment nineteen, Amendment 1 through 8 PIK rate was 10%.

(E)	New rates in effect in connection with amendment nineteen, Amendment 9 through 16 cash rate was 8%.

(F)	First In Last Out Loans.

(G)	Last In First Out Loans.

(H)	As discussed above, there was no impact on principal or interest and no fees incurred by the Company for amendment 18, hence not included in above table.

Draws advanced by amendments 2 through 8 totaling $5.5 million and exit fees totaling $3.6 million, were due for full repayment on February 28, 2022; prior to this date, the loan agreement allowed the Company to waive accrual of

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

interest on these amounts. There was no repayment of these amounts, and as a result, on March 11, 2022, amendment 10 was executed, changing the repayment date of the outstanding principal and commencing interest accrual on the exit fees.

All amounts advanced for Amendments 9 through 16 were due on June 30, 2023 along with accrued and unpaid interest, however, the maturity date was changed to April 20, 2026 with amendment 17. The outstanding amount at December 31, 2023 is $6.9 million, inclusive of interest paid in-kind.

As of December 31, 2023, and 2022, the carrying value of the Centre Lane Senior Secured Credit Facility was $64.3 million and $30.0 million, respectively, net of unamortized debt discount of $6.0 million and $3.1 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

During the years ended December 31, 2023 and 2022, the Company recorded amortization of debt discount of $2.1 million and $1.2 million, respectively on the Centre Lane Senior Secured Credit Facility.

Interest expense for the year ended December 31, 2023, and 2022 consisted of the following:

	December 31,
($ in thousands)	2023	2022
Interest expense	$7,080	$3,042
Amortization	2,062	1,185
Total interest expense	$9,142	$4,227
The minimum annual principal payments of notes payable at December 31, 2023 were:

($ in thousands)	Amount
2024	$5,592
2025	3,517
2026	61,119
Total	$70,228

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

The principal balance of these Convertible Notes payable was $80,000 at December 31, 2023 and 2022. The total Convertible Notes payable was $80,000 and $68,000, net of discount of $0 and $12,000, at December 31, 2023 and 2022, respectively.

Interest expense for the Convertible Notes was $20,000 and $22,000, inclusive of interest of $8,000 and discount amortization of $12,000 and $14,000 for the years ended December 31, 2023, and 2022, respectively.

The outstanding principal and interest of the Convertible Notes was due and payable November 2023, the loan remains unpaid at December 31, 2023 with outstanding principal of $80,000 and interest payable of $39,000. The outstanding principal continues to accrue interest.

NOTE 12 – LEASES

The Company accounts for its lease under FASB ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize on the balance sheet at lease commencement, the lease assets and the related lease liabilities for the rights and obligations created by operating and finance leases with lease terms of more than 12 months.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement which was signed on June 14, 2022, with lease term for five years beginning upon completion of improvements to the office space by the landlord, which was completed on September 12, 2022. The annual base rent is $100,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the lease for one additional five-year term.

At December 31, 2023, and 2022, the operating lease right-of-use asset was $306,000 and 367,000, respectively, and is included under assets on the consolidated balance sheets.

At December 31, 2023, and 2022, the operating lease right-of-use lease liability was $303,000 and $357,000, respectively, including the current portion of $64,000 and $38,000, respectively, and is included under liabilities on the consolidated balance sheets.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $161,000 and $33,000 for the years ended December 31, 2023 and 2022. Rent expense prior to commencement of the lease was $110,000, net of landlord incentives of $95,000 for the year ended December 31, 2022, and is included in general and administrative expense in the statements of operations and comprehensive loss.

The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and are recognized in rent expense when incurred and not included in the measurement of the lease liability.

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years. At December 31, 2023, the finance lease asset was $60,000 and is included under assets on the consolidated balance sheets. At December 31, 2023, the finance lease liability was $60,000, including the current portion of $18,000, and is included under liabilities on the consolidated balance sheets.

Finance lease expense for the year ended December 31, 2023 was $7,000, inclusive of interest of $3,000 and amortization of $4,000, included in general and administrative expense the statements of operations and comprehensive loss.

As of December 31, 2023 and 2022, the right-of-use asset and lease liability for the operating lease are summarized as follows (in thousands):

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2023	2022
Assets
Operating lease	$306	$367
Finance lease(1)	60	—
	$366	$367

Liabilities
Operating lease liability, current	$64	$38
Operating lease liability, net of current portion	239	319
Total operating lease liabilities	$303	$357

Finance lease obligations, current	$18	$—
Finance lease obligations, net of current portion	42	—
Total finance lease obligations	$60	$—

Weighted average remaining lease terms (in years)
Operating lease	3.75	4.75
Finance lease	2.75	—

Weighted average discount rate
Operating lease	14.39%	14.39%
Finance lease	21.12%	—%
    (1) Finance lease represents computer software, see Note 5 "Property and Equipment".
As of December 31, 2023, the aggregate annual lease obligations were as follows (in thousands):

	Operating Lease	Finance Lease
2024	$64	$18
2025	79	22
2026	96	20
2027	78	—
Total lease obligations	316	60
Less: Amount representing interest	(13)	—
Net lease obligations	$303	$60

NOTE 13 – BUSINESS COMBINATIONS

On April 20, 2023, the Company completed the Big Village Acquisition of two business units of Big Village Holding LLC for approximately $20.0 million, plus assumed liabilities, in an all-cash transaction funded by a senior secured credit facility.

As part of the Big Village Acquisition, the Company formed BV Insights, LLC ("Insights") and Big-Village Agency, LLC ("Agency") to incorporate the assets acquired in the transactions, additionally, letters of employment were extended to certain legacy employees of the Big Village Entities, resulting in a total of 203 employees accepting the offer of employment by the Company. The purpose of the acquisition was to add synergies to our existing revenue stream.
The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

to goodwill and intangibles. The goodwill of $2.3 million recognized was attributable to assembled workforce and strategic benefits that are expected to be achieved and is tax deductible for a period of 15 years. Identified intangibles total $16.2 million inclusive of the below:

(in thousands)	Useful Life (Years)	Amount
Trade name	7 to 10	$5,622
Developed technology	10	3,838
Customer relationships	7 to 10	6,700
		$16,160
The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities at the date of the Big Village Acquisition and subsequent adjustment:

(in thousands)	Balance
Purchase price consideration
Centre Lane Senior Secured Credit Facility	$19,874

Fair value of assets acquired
Accounts receivable	12,477
Intangibles	16,160
Goodwill	2,264
Prepaid and other assets	836
Property and equipment	206
$31,943
Fair value of liabilities assumed
Accounts payable and accrued expenses	6,540
Deferred revenue	4,534
Other current liabilities	995
$12,069

Total fair value of assets acquired and liabilities assumed	$19,874

We incurred costs related to the Big Village Acquisition of approximately $2.2 million during the year ended December 31, 2023. Additionally, $2.8 million in cure claims was paid to accepted vendors on the closing date and $1.2 million was subsequently paid to employees representing bonus. Amounts for cure claims and bonuses are included above as part of assumed liability. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our consolidated statements of operations and comprehensive loss.

The final allocation of purchase price has changed from the preliminary allocation because of a reduction in the fair value of assets acquired of $2.4 million and liabilities assumed of $1.4 million, resulting in an increase in goodwill of approximately $1.0 million.

Proforma Results

Our results for the year ended December 31, 2023 include results from the Big Village Acquisition between April 20, 2023 to December 31, 2023. Standalone revenue related to the entities acquired in the Big Village Acquisition was $31.0 million, for the year ended December 31, 2023. The following unaudited pro forma information presents the Company's results of operations as if the Big Village Acquisition had occurred on January 1, 2022. The proforma results do not purport

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

to represent what the Company's results of operations actually would have been if the transaction had occurred on January 1, 2022 or what the Company's operating results will be in future periods.

Supplemental pro forma information is as follows:

	(Unaudited)
	Years Ended December 31,
	2023	2022
Revenue	$56,780	$75,948
Net loss	$36,741	$(6,640)
Basic and diluted net loss per share	$0.22	$(0.05)

NOTE 14 – REVENUE RECOGNITION

The following table represents our revenue disaggregated by type (in thousands):

	Year Ended December 31,
	2023	2022
Revenue:
Digital publishing	$4,130	$8,032
Advertising technology	9,463	11,548
Consumer insights	23,868	—
Creative services	5,130	—
Media services	1,955	—
Total revenue	$44,546	$19,580

Geographic Information

Revenue by geographical region consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Revenue:
United States	$44,546	$18,400
Israel	—	1,180
Total revenue	$44,546	$19,580

Revenue by geography is generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 100%, and 94% of total revenue for the years ended December 31, 2023, and 2022, respectively.

As of December 31, 2023, and 2022, approximately 100% of our long-lived assets were attributable to operations in the United States. Long-lived assets include websites and other intangibles assets that are utilized in overall revenue generation.

Deferred Revenue

The movement in deferred revenue during the years ended December 31, 2023 and 2022, comprised the following (in thousands):

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023	December 31, 2022
Deferred revenue at start of the year	$737	$1,162
Amounts invoiced during the year	31,864	588
Business combinations	4,534	—
Less: revenue recognized during the year	(32,566)	(1,013)
Deferred revenue at end of the year	$4,569	$737
NOTE 15 – STOCK BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2023, 11,771,640 shares were remaining under the Stock Option Plan for the future issuance.

Options

As of December 31, 2023, options to purchase 10,728,360 shares of common stock were outstanding under the Stock Option Plan at a weighted average exercise price of $0.12 per share.

Compensation expense recorded in connection with the Stock Option Plan was $196,000, and $144,000 for the years ended December 31, 2023, and 2022, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying condensed consolidated financial statements.

The following table presents the activity of the Company’s outstanding stock options of common stock for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
				(in thousands)
Balance Outstanding, December 31, 2022	6,517,660	$0.33	7.8	$552
Granted	6,128,200	0.09	9.2	198
Exercised	(90,000)	0.01	0	10
Forfeited	(1,426,375)	0.02	0	136
Expired	(401,125)	0.07	0	38
Balance Outstanding, December 31, 2023	10,728,360	$0.12	8.7	$568
Exercisable at December 31, 2023	1,916,954	$0.31	6.5	$121
Unvested at December 31, 2023	8,811,406	$0.07	9.2	$447

During the years ended December 31, 2023 and 2022, 90,000 and 100,000 common stock options were exercised with an aggregate intrinsic value of $10,000 and $44,000, respectively.

Summarized information with respect to options outstanding under the stock option plans at December 31, 2023, is as follows:

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Options Outstanding				Options Exercisable
Range or Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price
0.002 - 0.13	8,922,133	$0.06	9.1	1,110,977	$—
0.14 - 0.24	1,202,000	0.18	8.9	201,750	0.18
0.25 - 0.49	416,000	0.42	1.6	416,000	0.42
0.50 - 0.85	55,000	0.56	0.7	55,000	0.56
0.86 - 1.75	133,227	1.22	5.9	133,227	1.22
	10,728,360	$0.10	8.7	1,916,954	$0.22

As of December 31, 2023, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $503,000 to be recognized through July 2027.
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

The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards for the year ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Expected Term (years)	6.25	6.25
Expected volatility	486%	427%
Risk -free interest rate	4.15%	2.83%
Dividend yield	—%	—%
Expected forfeiture rate	—%	—%
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

NOTE 16 – FAIR VALUE MEASUREMENTS

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The below table shows the quantitative information for assets measured at fair value on a non-recurring basis:

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Rate (Weighted Average Cost of Capital

Goodwill	$7,785	Discounted cash flow	Discount rate	21.12%

Intangible assets, net	$15,234	Discounted cash flow	Discount rate	21.12%

Goodwill and Intangibles Assets

At September 30, 2023 and December 31, 2023 an impairment assessment was performed on goodwill and intangibles for Ad Network, Owned & Operating and Insights reporting units. We estimated the fair value of our reporting units utilizing an income approach (discounted cash flow method), which incorporated significant unobservable Level 3 inputs. The assessment indicated that the carrying value was in excess of its implied fair value, resulting in an impairment charge of $14.1 million and $2.9 million for goodwill and intangible assets, respectively.

During the year ended December 31, 2023, goodwill and intangibles acquired by the Company were $2.3 million and $16.2 million, respectively.

The fair value assigned to the acquired intangibles is based on a discounted flow analysis, in which the Company makes various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s long-term projections. Assumptions used in the Company’s fair value calculations are consistent with the Company’s internal forecasts and operating plans. The Company’s discount rate is based on the Company’s debt structure, adjusted for current market conditions. Goodwill represents the residual value after the fair value of the intangibles were identified.

Centre Lane Senior Secured Credit Facility

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Amendment seventeen was considered an extinguishment, the company utilize a third party valuation company to calculate the present value of the cash flows under the terms of the amendment and determine if it was considered substantially different by at least a 10% difference from the present value of the remaining cash flow of the original debt instrument.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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
Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida, Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of an impending Big Village Acquisition. Ladenburg now seeks $1.5 million plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. The outcome of this matter is not determinable as of the date of issuance of these financial statements.

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
NOTE 18 - STOCKHOLDERS' DEFICIT

Preferred Stock

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.01 (the “Preferred Stock”), issuable in such series and with such designations, rights and preferences as the board of directors may determine. The Company’s board of directors has designated six series of preferred stock, consisting of:

1. 10% Series A Convertible Preferred Stock (“Series A Stock”);
2. 10% Series B Convertible Preferred Stock (“Series B Stock”);
3. 10% Series C Convertible Preferred Stock (“Series C Stock”);
4. 10% Series D Convertible Preferred Stock (“Series D Stock”);
5. 10% Series E Convertible Preferred Stock (“Series E Stock”); and
6. 10% Series F Convertible Preferred Stock (“Series F Stock”).
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

There were no shares of preferred stock issued or outstanding at December 31, 2023, and 2022.

The Series E stock automatically converted into shares of our common stock on November 21, 2022, and 1,250 shares were transferred to common stock to satisfy this transaction.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dividends for Series E Convertible Preferred Stock were $5,000, for the year ended December 31, 2022, There were no preferred stock dividends paid in the year ended December 31, 2023.

At December 31, 2023 and 2022, accrued unpaid preference dividend was $691,000. This amount is payable to the Company's Chairman, Mr. Kip Speyer and is included under other liabilities in the consolidated balance sheet at December 31, 2023.

Common Stock

Shares of Common Stock under the Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2023, 11,771,640 shares were remaining under the 2022 Plan for the future issuance.

Issue of Common Stock

During the year ended December 31, 2023, the Company issued 21,658,498 shares of our common stock for the following concepts (in thousands, except share data):

	Shares (#)	Value $'000
Shares issued to Centre Lane related to debt financing	21,401,993	$1,926
Common stock issued for services rendered	190,000	31
Common stock issued for options exercised	90,000	1
Adjustment to Oceanside shares issued (A)	(23,495)	—
Total	21,658,498	$1,958

(A) -represents an adjustment to reconcile shares actually issued related to the Oceanside acquisition in 2019.

During the year ended December 31, 2022, the Company issued 634,253 shares of our common stock for the following concepts (in thousands, except share data):

	Shares (#)	Value $'000
Common stock issued for services rendered	235,000	$38
Common stock issued for options exercised	100,000	1
Conversion of Preferred Stocks	125,000	1
Shares issued to Oceanside employees per the acquisition agreement valued at $1.60	174,253	279
Total	634,253	$319
Treasury Stocks

During the year ended December 31, 2021, three shareholders relinquished their Bright Mountain common stock shares. A total of 825,175 shares were acquired with a value of $220,000. The shares are being held as Treasury Stock by the Company.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants
At December 31, 2023 and 2022, we had 21,362,066 and 35,998,316 common stock warrants outstanding to purchase shares of our common stock, respectively, with an exercise price ranging between $0.65 and $1.00 per share.
Approximately 14,636,250 common stock warrants expired during the year ended December 31, 2023, there was no expiration for the year ended December 31, 2022.
A summary of the Company’s warrants outstanding as of December 31, 2023 and 2022 is presented below:

December 31, 2023
Warrants Exercise Price	Number Outstanding	Gross cash proceeds if exercised $'000
$1.00	4,992,308	$4,992
$0.75	15,456,008	$11,592
$0.65	913,750	$594
	21,362,066	$17,178

December 31, 2022
Warrants Exercise Price	Number Outstanding	Gross cash proceeds if exercised $'000
$1.00	4,992,308	$4,992
0.65	15,550,000	10,108
$0.75	15,456,008	11,592
	35,998,316	$26,692
NOTE 19 – LOSS PER SHARE

As of December 31, 2023, and 2022, there were 172,103,134 and 150,444,636 shares of common stock issued, respectively, and 171,277,959 and 149,619,461 shares of common stock outstanding, respectively. Outstanding shares as of December 31, 2023, and 2022, have been adjusted to reflect 825,175 treasury shares.

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

The following tables reconcile actual basic and diluted earnings per share for the years ended December 31, 2023, and 2022 (in thousands except shares and per share data).

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2023	2022
Loss per share:
Numerator:
Net loss	$(35,564)	$(8,125)
Preferred stock dividends	—	(5)
Net loss available to common stockholders	$(35,564)	$(8,130)
Denominator:
Weighted-average common shares outstanding
Basic and diluted	164,845,671	149,191,057
Net loss per common share
Basic and diluted	$(0.22)	$(0.05)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the years ended December 31, 2023, and 2022 were as follows:

	December 31,
	2023	2022
Common stock equivalent from:
Shares unvested and subject to exercise of stock options	10,728,360	6,517,660
Shares subject to warrants stock conversion	21,362,066	35,998,316
Shares subject to convertible notes stock conversion	200,000	200,000
NOTE 20 – RELATED PARTY TRANSACTIONS
Centre Lane Partners

Centre Lane Partners, who sold the Wild Sky business to the Company in June 2020 has partnered and assisted the Company from a liquidity perspective during 2022 and through the year ended December 31, 2023.

Additionally, in connection with the Seventeenth Amendment, on December 31, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners.

This relationship has been determined to qualify as a related party, BV Agency, LLC and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions. Through December 31, 2023, the Company has entered into 19 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $70.2 million and $33.1 million as of December 31, 2023 and 2022, respectively. See Note 10 - Centre Lane Senior Secured Credit Facility for details on this facility.
Convertible Promissory Note

As discussed in Note 11, 10% Convertible Promissory Note, the note payable to the Chairman of the Board amounted to $80,000 as of December 31, 2023, and 2022, respectively. See Note 11, 10% Convertible Promissory Note for further discussion on these notes payable.

Preferred Stocks

During the years ended December 31, 2023 and 2022, the Company paid cash dividends on the outstanding shares of the Company’s Series E and F Preferred Stock of $0 and $5,000, respectively, held by affiliates of the Company.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023 and 2022, accrued unpaid preference dividend was $691,000. These amounts are payable to the Company's Chairman, Mr. Kip Speyer.
NOTE 21 – INCOME TAXES
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

The Company evaluated the various aspects of the Act and determined that it was eligible for the PPP. During the year ended December 31, 2021, the Company obtained two PPP loans for $296,000 and $842,000. These loans were forgiven in 2022. The Cancellation of Debt Income ("CODI") from these loans were deemed excludable from taxable income and therefore deducted as a permanent book tax difference during the year ended December 31, 2022.
The Company’s loss before income taxes consists of the following:

	Year Ended December 31,
	2023	2022
United States	$(35,806)	$(7,596)
Foreign	242	(529)
Total loss before provision for income taxes	$(35,564)	$(8,125)
A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	December 31,
	2023		2022
	Amount	Rate	Amount	Rate

Federal tax expense (benefit) at the statutory rate from operations	$(7,469)	21.00%	$(1,706)	21.00%
State tax benefit, net of federal income tax benefit	(631)	1.78%	(872)	10.73%
PPP loan forgiveness	—	—%	(62)	0.76%
Other adjustments	(70)	0.20%	(73)	0.90%
Effect of foreign taxes	(7)	0.02%	43	(0.53)%
Impairment	2,944	(8.28)%	—	—%
Stock compensation	40	(0.11)%	38	(0.46)%
Change in valuation allowance	5,193	(14.61)%	2,632	(32.40)%
Total tax provision (benefit)	$—	—%	$—	—%

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2023, and 2022, are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$20,665	$16,552
Intangible assets	1,964	—
Lease liability	97	—
Other	732	1,028
Total gross deferred tax assets	23,458	17,580
Less: Deferred tax asset valuation allowance	(22,762)	(17,570)
Total net deferred tax assets	$696	$10

Property and equipment	—	(10)
Right-of-use asset	(98)	—
Debt modification	(598)	—
Net deferred tax liability	$—	$—
As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of $74.3 million that expire at various dates from 2030 through 2038, and includes $64.0 million that have an unlimited carryforward period. As of December 31, 2023, the Company had state and local net operating loss carryforwards of $91.2 million that expire at various dates from 2030 through 2042, and includes $30.7 million that have an unlimited carryforward period. As of December 31, 2023, the Company had foreign net operating loss carryforwards of $4.6 million primarily in Israel that have an unlimited carryforward period.
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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the historical earnings history of the Company and its foreign subsidiaries, the net deferred tax assets less deferred tax liabilities for 2023 were fully offset by the deferred tax liability and a 100% valuation allowance on the remaining balance. Based on all available evidence, management determined that it is more likely than not that the Company's net deferred tax assets will not be realized. As a result, the Company continues to maintain a full valuation against its net deferred tax assets. For the years ended December 31, 2023, and 2022, the change in the valuation allowance was an increase of approximately $5.2 million and an increase of approximately $2.6 million, respectively.

The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174 of the IRC. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. As of December 31, 2023, the Company capitalized a substantial amount of R&D expenditures primarily related to research and development activities performed in the U.S.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records tax positions as liabilities and adjusts these liabilities when its judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023, and 2022, the Company has not recorded any liabilities for uncertain tax positions in its consolidated financial statements.

The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2023 and 2022, no accrued interest or penalties are recorded on the balance sheets, and the Company has not recorded any related expenses.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years currently open under statute from 2018 to the present in the U.S. and from 2020 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.
NOTE 22 – SUBSEQUENT EVENTS

Departure of Director

On January 18, 2024, Pamela J. Parizek, a director, notified the Company that she was resigning from the Board of Directors, effective immediately. At the time of her resignation, Ms. Parizek was the Chair of the Company's Audit Committee.