Form 10-Q
period 2024-03-31
Bright Mountain Media, Inc.
filed 2024-05-14
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
Not applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 13, 2024, there were 171,078,661 shares of the issuer’s common stock outstanding.

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
•our ability to refinance, extend or repay our substantial indebtedness owed to Centre Lane;
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
•risks associated with the rejection of digital advertising by consumers, through opt-in, opt-out or ad-blocking technologies or other means;
•risks associated with restrictions on the use of third-party cookies, mobile device identifiers or other tracking technologies;
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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, including the Part II, Item 2, our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the U.S. Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.
OTHER PERTINENT INFORMATION
Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “us," “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “first quarter of 2024” refers to the three months ended March 31, 2024, “first quarter of 2023” refers to the three months ended March 31, 2023, and “2023” refers to the year ended December 31, 2023. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share figures)

	March 31, 2024	December 31, 2023*
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,921	$4,001
Accounts receivable, net	12,474	14,679
Prepaid expenses and other current assets	1,178	1,057
Total Current Assets	18,573	19,737
Property and equipment, net	161	199
Intangible assets, net	14,753	15,234
Goodwill	7,785	7,785
Operating lease right-of-use asset	290	306
Other assets, non-current	158	156
Total Assets	$41,720	$43,417
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$15,807	$17,497
Other current liabilities	3,026	3,025
Interest payable – 10% Convertible Promissory Notes – related party	41	39
Interest payable – Centre Lane Senior Secured Credit Facility – related party	138	—
Deferred revenue	6,268	4,569
Note payable – 10% Convertible Promissory Notes, net of discount – related party	80	80
Note payable – Centre Lane Senior Secured Credit Facility – related party (current portion)	6,471	5,592
Total Current Liabilities	31,831	30,802
Other liabilities, non-current	286	325
Note payable – Centre Lane Senior Secured Credit Facility, net of discount – related party	60,648	58,674
Finance lease liability, non-current	37	42
Operating lease liability, non-current	234	239
Total liabilities	93,036	90,082
Shareholders’ deficit
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.01, 324,000,000 shares authorized, 172,382,586 and 172,103,134 issued and 171,032,411 and 171,277,959 outstanding at March 31, 2024 and December 31, 2023, respectively	1,724	1,721
Treasury stock, at cost; 1,350,175 and 825,175 shares at March 31, 2024 and December 31, 2023, respectively	(220)	(220)
Additional paid-in capital	101,483	101,405
Accumulated deficit	(154,599)	(149,833)
Accumulated other comprehensive income	296	262
Total shareholders’ deficit	(51,316)	(46,665)
Total liabilities and shareholders’ deficit	$41,720	$43,417

*	Derived from audited consolidated financial statements.
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share figures)

	Three Months Ended
	March 31, 2024	March 31, 2023

Revenue	$12,448	$1,498
Cost of revenue	9,311	970
Gross margin	3,137	528
General and administrative expenses	5,244	3,428
Loss from operations	(2,107)	(2,900)
Financing and other (expense) income
Other income	345	278
Interest expense - Centre Lane Senior Secured Credit Facility - related party	(2,991)	(1,163)
Interest expense - Convertible Promissory notes - related party	(2)	(5)
Other interest expense	(11)	(6)
Total financing and other (expense), net	(2,659)	(896)
Net loss before income tax	(4,766)	(3,796)
Income tax provision	—	—
Net loss	(4,766)	(3,796)
Foreign currency translation	34	14
Comprehensive loss	$(4,732)	$(3,782)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)
Weighted average shares outstanding
Basic and diluted	171,231,775	149,708,905
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC
CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2024 and 2023
(unaudited)
(in thousands, except share figures)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023*	172,103,134	$1,721	(825,175)	$(220)	$101,405	$(149,833)	$262	$(46,665)
Net loss	—	—	—	—	—	(4,766)	—	(4,766)
Common stock issued for services rendered	279,452	3	—	—	13	—	—	16
Stock based compensation	—	—	—	—	65	—	—	65
Treasury stock	—	—	(525,000)	—	—	—	—	—
Foreign currency translation, net	—	—	—	—	—	—	34	34
Balance, March 31, 2024	172,382,586	$1,724	(1,350,175)	$(220)	$101,483	$(154,599)	$296	$(51,316)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022*	150,444,636	$1,504	(825,175)	$(220)	$98,797	$(114,269)	$117	$(14,071)
Net loss	—	—	—	—	—	(3,796)	$—	(3,796)
Common stock issued for services rendered	190,000	2	—	—	29	—	—	31
Stock based compensation	—	—	—	—	25	—	—	25
Foreign currency translation, net	—	—	—	—	—	—	14	14
Balance, March 31, 2023	150,634,636	$1,506	(825,175)	$(220)	$98,851	$(118,065)	$131	$(17,797)
*Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,766)	$(3,796)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	40	7
Interest paid-in kind on Centre Lane Credit Facility	2,238	789
Amortization of operating lease right-of-use asset	16	14
Amortization of debt discount	615	305
Amortization of intangibles	481	386
Stock based compensation	65	25
Common stock issued for services rendered	16	31
Expected credit losses (recoveries)	(37)	(188)
Changes in operating assets and liabilities:
Accounts receivable	2,243	2,509
Prepaid expenses and other current assets	(123)	142
Operating lease liability	(15)	1
Accounts payable and accrued expenses	(1,662)	(1,471)
Other liabilities	(30)	(96)
Interest payable – Centre Lane Senior Secured Credit Facility – related party	138	72
Interest payable – 10% Convertible Promissory note – related party	2	2
Deferred revenue	1,699	237
Net cash provided by (used) in operating activities	920	(1,031)
Cash flows from investing activities:
Purchase of property and equipment	(2)	(5)
Net cash used in investing activities	(2)	(5)
Cash flows from financing activities:
Principal payments on finance lease obligations	(4)	—
Proceeds from Centre Lane Senior Secured Credit Facility – related party	—	1,500
Net cash (used in) provided by financing activities	(4)	1,500
Effect of foreign exchange rates on cash	6	4
Net increase in cash and cash equivalents	920	468
Cash and cash equivalents at the beginning of period	4,001	316
Cash and cash equivalents at end of period	$4,921	$784
Supplemental disclosure of cash flow information
Interest paid-in-kind on Centre Lane Credit Facility	$2,238	$789
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

During the year ended December 31, 2023, the Company completed the acquisition of two business units of Big Village (Big Village Insights, Inc. and Big Village Agency LLC (together, referred to as the "Big Village Entities")), in an all-cash transaction funded by the Centre Lane Senior Secured Credit Facility (the "Big Village Acquisition").

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

Consumer Insights

Our consumer insights division focuses on providing primary and secondary research, competitive intelligence, and expert insight to address customers' strategic issues. We provide cutting-edge and dynamic research, offering clients a comprehensive perspective on their consumers. This insight extends to strategic guidance on the optimal timing and channels to effectively connect with target audiences. Our cutting-edge approach combines advanced data analytics and comprehensive market research, to uncover actionable insights that drive informed decision-making.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The unaudited consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2024, and 2023 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2023, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim consolidated financial statements should be read in conjunction with that report.
Going Concern and Liquidity
Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $154.6 million as of March 31, 2024. Cash flows provided by (used in) operating activities were $920,000 and $(1.0) million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had approximately a $13.3 million working capital deficit, inclusive of $4.9 million in cash and cash equivalents.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the United States. and other foreign countries in which the Company operates.

As of March 31, 2024 and December 31, 2023, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the FDIC insured limit in the amount of $4.6 million as of March 31, 2024, and $3.7 million as of December 31, 2023.

As of March 31, 2024 and December 31, 2023, the Company exceeded the insurance limit of $28,000 for one of its international bank accounts by $49,000 and $31,000, respectively.

Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company's financial condition, results of operations, and cash flows.

At March 31, 2024, and December 31, 2023, the Company had $4.9 million and $4.0 million, respectively, in cash and cash equivalents.

Off-balance Sheet Arrangements
There were no off-balance sheet arrangements as of March 31, 2024 and December 31, 2023.
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
March 31, 2024
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

The following table provides information about concentration that exceed 10% of revenue and accounts receivable for the period:

	Three Months Ended March 31,
	2024	2023

Revenue Concentration
Customers exceeding 10% of revenue	1	—
% of overall revenue
Customer 1	14.9%	—%
Total % of revenue	14.9%	—%

	March 31, 2024	December 31, 2023
Accounts Receivable Concentration
Customers exceeding 10% of accounts receivable	2	2
% of accounts receivable
Customer 1	25.7%	15.7%
Customer 2	13.2%	10.5%
Total % of accounts receivable	38.9%	26.2%

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Reclassification

As of and for the year ending December 31, 2023, certain amounts have been reclassified for comparative purposes. Changes were made for foreign currency translation from operating activities to showing the cash and cash equivalent impact only as a separate line item below financing activities, right of use asset and liability showing a net position instead showing a separate line item for asset and liabilities and reclassification on other operating activities line items for accounts payable and accrued expenses on the consolidated statement of cash flows. Changes were made for other expenses under finance income (expense), to general and administrative expense, which impacted our loss from operations.
These reclassifications had no impact on the previously reported net loss for the three months ended March 31, 2023.
Effective Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard is effective January 1, 2024 (early adoption is permitted, but not earlier than January 1, 2021). This standard did not have an impact on our consolidated financial statements for the period March 31, 2024.
NOTE 3 – ACCOUNTS RECEIVABLE
Accounts receivable, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable	$10,866	$13,799
Unbilled receivables (1)	1,934	1,252
	12,800	15,051
Less: allowance for current expected credit losses	(326)	(372)
Accounts receivable, net	$12,474	$14,679
(1) - Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoice to the customer.

Accounts receivable, net at January 1, 2023 was $3.6 million.

Expected credit losses (recoveries) were approximately $(37,000) and $(188,000) for the three months ended March 31, 2024, and 2023, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid insurance(1)	$433	$618
Prepaid software	57	46
Deposits	158	156
Subscriptions	309	174
Other current assets	379	219
Total prepaid expenses and other assets	1,336	1,213
Less: other assets, non-current	(158)	(156)
Prepaid expenses and other current assets	$1,178	$1,057
(1) - The amount of $433,000 includes $371,000, which is being paid over a period of time and is included in accounts payable at March 31, 2024.
NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(in thousands)	Estimated Useful Life (Years)	March 31, 2024	December 31, 2023
Furniture and fixtures	3-5	$8	$8
Computer equipment	3	191	190
Computer software	5	206	206
		405	404
Less: accumulated depreciation		(244)	(205)
Property and equipment, net		$161	$199
Depreciation and amortization expense for the three months ended March 31, 2024, and 2023 was $40,000 and $7,000, respectively. The amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
NOTE 6 – INTANGIBLES ASSETS, NET
Website acquisitions, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Website acquisition assets	$1,124	$1,124
Less: accumulated amortization	(1,124)	(1,123)
Website acquisition assets, net	$—	$1

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Other intangible assets, net consisted of the following:

	As of March 31, 2024				As of December 31, 2023
(in thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	2 - 10	$8,381	$(3,324)	$5,057	$8,381	$(3,167)	$5,214
IP/technology	10	5,821	(2,279)	3,542	5,821	(2,180)	3,641
Customer relationships	5 - 10	13,380	(7,226)	6,154	13,380	(7,002)	6,378
Non-compete agreements	3 - 5	402	(402)	—	402	(402)	—
Total		$27,984	$(13,231)	$14,753	$27,984	$(12,751)	$15,233

(in thousands)	March 31, 2024	December 31, 2023
Website	$—	$1
Other intangibles	14,753	15,233
Total intangible, net	$14,753	$15,234

Amortization expense for the three months ended March 31, 2024 and 2023 was approximately $481,000 and $386,000, respectively. Amortization expense related to both the website acquisition costs and the intangible assets and is included in general and administrative expense in the statements of operations and comprehensive loss.
The Company performed an impairment assessment during the year ended December 31, 2023, and recorded an impairment loss of $2.9 million.
As of March 31, 2024, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows:

(in thousands)
Remainder of 2024	$1,441
2025	1,845
2026	1,769
2027	1,769
2028	1,769
Thereafter	6,160
Total expected amortization expense	$14,753
NOTE 7 – GOODWILL
The following table represents the allocation of goodwill as of March 31, 2024, and December 31, 2023:

(in thousands)	Owned & Operated	Ad Network	Insights	Total
December 31, 2023	$2,865	$4,013	$907	$7,785
Addition	—	—	—	—
March 31, 2024	$2,865	$4,013	$907	$7,785

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Goodwill is tested for impairment at least annually and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value of the goodwill associated with the reporting unit exceeds the implied value of the goodwill associated with the reporting unit.

During the year ended December 31, 2023, an impairment assessment was performed on goodwill for the Ad Network, Owned & Operating and Insights reporting units. The assessment used a qualitative assessment which includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our qualitative assessment concluded that it was more likely than not that the estimated fair value of the Ad Network and Owned & Operating reporting units was less than the carrying value, hence, we performed a quantitative analysis. Our assessment for the Insights reporting unit did not have such a conclusion, hence a quantitative analysis was not required.

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

At December 31, 2023, our quantitative analysis showed that the implied fair value of our goodwill for the Ad Network and Owned & Operating reporting units was less than its carrying value which resulted in an impairment charge of approximately $14.1 million.

There was no triggering event or impairment for the three months ended March 31, 2024.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accounts payable (1)	$11,259	$11,391
Accrued wages, commissions and bonus	188	353
Publisher cost	1,034	1,153
Professional fees	645	1,322
Subcontractor	2,444	3,013
Other	237	265
Total accounts payable and accrued expenses	$15,807	$17,497

(1) - Accounts payable includes $5.2 million at March 31, 2024 and December 31, 2023, respectively, for Slutzky & Winshman Ltd and Mediahouse, whose operations were terminated during the year ended December 31, 2023.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Current portion of long term lease	$73	$82
Dividend payable	692	692
Project advance expense (1)	1,409	1,401
Litigation reserves	1,113	1,152
Other current liabilities	25	23
Total other current liabilities	3,312	3,350
Less: other liabilities, non-current	(286)	(325)
Other current liabilities	$3,026	$3,025
(1) - Represents amount advanced by customers to cover third party expenses specifically related to their project; these expenses are offset against the advance and are not part of the Company's income statement.
NOTE 10 – CENTRE LANE SENIOR SECURED CREDIT FACILITY

Effective June 1, 2020, the Company entered into a membership interest purchase agreement to acquire 100% of Wild Sky Media, a subsidiary of the Company (the “Purchase Agreement”). To finance this acquisition, the Company obtained a first lien senior secured credit facility from Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”) in the amount of $16.5 million, comprised of $15.0 million of initial indebtedness, repayment of Wild Sky’s existing accounts receivable factoring facility of approximately $900,000 and approximately $500,000 of expenses.

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

Also, in connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. The shares valued $1.9 million, based on a per share price of $0.09, which was the closing price of the Company’s common stock at close of market on April 19, 2023. The issuance of the shares of common stock were not registered under the Securities Act of 1933, as amended (“Securities Act”), in accordance with Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. As of March 31, 2024, BV Agency, LLC and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

On July 28, 2023, the Company and its subsidiaries entered into the Nineteenth Amendment to the Credit Agreement (the “Nineteenth Amendment”) with Centre Lane Partners. The Credit Agreement was amended, as provided in the Nineteenth Amendment, to provide for an additional term loan amount of $2.0 million to, among other things, finance the

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

integration and further growth of the Company post-Acquisition. This term loan is part of the last in first out loans and matures on June 28, 2024.

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

Commencing with the ninth amendment, the interest rate was increased to 12% per annum on all subsequent draws with 8% per annum payable quarterly in cash and 4% per annum payable-in-kind in lieu of cash payment. These “last in first out loans”, totaling $7.0 million inclusive of exit fees at March 31, 2024, are due and payable on April 20, 2026, excluding the amounts due under the Nineteenth Amendment which are due and payable on June 28, 2024.

In connection with the Nineteenth Amendment, adjustments were made to the interest rate for outstanding loans with the exception of the draw under the Seventeenth Amendment as follows:

•The interest rate per annum changed to 7.0% per annum plus the Secured Overnight Financing Rate ("SOFR"). At March 31, 2024, the SOFR was 5.33% per annum, and overall interest on these facilities was 12.33%, per annum at March 31, 2024;

•The cash pay rate for the last in first out loans was changed to the SOFR plus 3.0% per annum. At March 31, 2024, the rate was 8.33% per annum; and

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
Repayment of Loans

The Company is required to repay in cash to Centre Lane Partners (i) commencing with the fiscal quarter ending on June 30, 2023, in consecutive quarterly installments to be paid on the last day of each fiscal quarter of the Company, an amount equal to 2.5% of the outstanding aggregate principal amount of the original principal plus draws advanced by amendments 2 through 8 along with accrued and unpaid interest (after giving effect to capitalized PIK Interest) and (ii) on the maturity date all outstanding obligations (including, without limitation, all accrued and unpaid principal and interest on the principal amounts of the Loans (including any accrued but uncapitalized PIK Interest)) of the loan parties that are due and payable on such date. The outstanding amount for these draws at March 31, 2024 is $35.2 million, inclusive of interest paid in kind.

On June 30, 2023, the Company and its subsidiaries entered into its Eighteenth Amendment with Centre Lane Partners regarding installment payments which were due on June 30, 2023. The Eighteenth Amendment required equal monthly installments on July 3, 2023, August 7, 2023 and September 5, 2023, respectively. There was no impact on principal or interest and no fees incurred by the Company as a result of this amendment.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

In connection with the Nineteenth Amendment, quarterly installments equal to 2.5% of the outstanding aggregate principal are due on the first in last out loans commencing March 31, 2024.

There was no payment on the principal loan balance for the three months ended March 31, 2024, and 2023.
Interest payable at March 31, 2024 was $138,000. There was no payment toward outstanding interest for the three months ended March 31, 2024, and 2023.
Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is also required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services provided under this agreement. The Centre Lane Senior Secured Credit Facility provides that this fee shall be in all respects fully earned, due and paid-in-kind by the Company on the effective date (“Effective Date”) of the Centre Lane Senior Secured Credit Facility and on each anniversary of the Effective Date during the term of this agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $140,000 and is included in outstanding principal. There was no administrative fee charged during the three months ended March 31, 2024 and 2023.

The below table summarizes the loan balance at March 31, 2024, and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023

Note payable – Centre Lane Senior Secured Credit Facility – related party (current portion)	$6,471	$5,592
Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	60,648	58,674
Net principal at March 31, 2024 and December 31, 2023	67,119	64,266
Add: debt discount	5,347	5,962
Outstanding principal at March 31, 2024 and December 31, 2023	$72,466	$70,228
The below table summarizes the movement in the outstanding principal from inception through March 31, 2024:

(in thousands)	March 31, 2024	December 31, 2023
Opening balance	$70,228	$33,109
Add:
Draws	—	29,816
Exit and other fees	—	917
Interest capitalized	2,238	6,656
	72,466	70,498
Less: Payment	—	(270)
Outstanding principal	$72,466	$70,228

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain of its subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners. The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent. The Credit Agreement was amended to provide for additional loans used for working capital. In addition, and as part of the transaction, there are Exit Fees (the “Exit Fees”), which will be added and capitalized to the principal

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

amount of the original loan. As of March 31, 2024, there were nineteen amendments to the Centre Lane Senior Secured Credit Facility.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

The below table summarizes the amendments that were executed by the Company since the inception of the facility to March 31, 2024, (in thousands, except for share data):

Number	Date	Draw $’000	Repayment Date	Interest Rate (PIK)(D)	Interest Rate (Cash)(E)	Agency Fee	Exit Fee(A)	Common Stock Issued	Accounting Impact
1	04/26/21	$—	April 20, 2026	12.33%	—	$—	$—	150,000	Extinguishment	(B)
2	05/26/21	1,500	April 20, 2026	12.33%	—	—	750	3,000,000	Modification	(F)
3	08/12/21	500	April 20, 2026	12.33%	—	—	250	2,000,000	Modification	(F)
4	08/31/21	1,100	April 20, 2026	12.33%	—	—	550	—	Modification	(F)
5	10/08/21	725	April 20, 2026	12.33%	—	—	363	—	Extinguishment	(F)
6	11/05/21	800	April 20, 2026	12.33%	—	—	800	7,500,000	Modification	(F)
7	12/23/21	500	April 20, 2026	12.33%	—	70	500	—	Modification	(F)
		$5,125				$70	$3,213	12,650,000

8	01/26/22	350	April 20, 2026	12.33%	—	—	350	—	Modification	(F)
9	02/11/22	250	April 20, 2026	4.00%	8.33%	—	13	—	Modification	(G)
10	03/11/22	300	April 20, 2026	4.00%	8.33%	—	15	—	Modification	(G)
11	03/25/22	500	April 20, 2026	4.00%	8.33%	—	25	—	Modification	(G)
12	04/15/22	450	April 20, 2026	4.00%	8.33%	—	23	—	Modification	(G)
13	05/10/22	500	April 20, 2026	4.00%	8.33%	35	25	—	Modification	(G)
14	06/10/22	350	April 20, 2026	4.00%	8.33%	—	18	—	Modification	(G)
15	07/08/22	350	April 20, 2026	4.00%	8.33%	—	18	—	Modification	(G)
		$3,050				$35	$487	—

16	02/10/23	1,500	April 20, 2026	4.00%	8.33%	—	75	—	Modification	(G)
17	04/20/23	26,316	April 20, 2026	15.00%	—%	35	708	21,401,993	Extinguishment	(C)
19	07/28/23	2,000	June 28, 2024	4.00%	8.33%	—	$100	—	Modification	(G)
		$29,816				$35	$883	21,401,993

Total		$37,991				$140	$4,583	34,051,993

(A)	Added and capitalized to the principal amount of the original loan and the original loan terms apply.

(B)
The Centre Lane Senior Secured Credit Facility was amended to permit the Company to raise up to $6.0 million of total cash proceeds from the sale of its preferred stock prior to December 31, 2021, without having to make a mandatory prepayment of the loans. Additionally, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum.

(C)	15% PIK until April 20, 2024, then 5% cash and 10% PIK thereafter.

(D)	New rates in effect in connection with Amendment 19, Amendment 1 through 8, the PIK rate was 10%.

(E)	New rates in effect in connection with Amendment 19, Amendment 9 through 16, the cash rate was 8%.

(F)	First In Last Out Loans.

(G)	Last In First Out Loans.

(H)	As discussed above, there was no impact on principal or interest and no fees incurred by the Company as a result of Amendment 18, thus it is not included in above table.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

All amounts advanced for Amendments 9 through 16 were due on June 30, 2023 along with accrued and unpaid interest, however, the maturity date was changed to April 20, 2026 with amendment 17. The outstanding amount at March 31, 2024 is $7.0 million, inclusive of interest paid in kind.
As of March 31, 2024 and December 31, 2023, the carrying value of the Centre Lane Senior Secured Credit Facility was $67.1 million and $64.3 million, respectively, net of unamortized debt discount of $5.3 million and $6.0 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

During the three months ended March 31, 2024, and 2023, the Company recorded amortization of debt discount of $615,000 and $301,000, respectively on the Centre Lane Senior Secured Credit Facility.

Interest expense for the three months ended March 31, 2024, and 2023 consisted of the following:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Interest expense	$2,376	$862
Amortization	615	301
Total interest expense	$2,991	$1,163

NOTE 11 – 10% CONVERTIBLE PROMISSORY NOTES

On November 30, 2018, the Company issued 10% convertible promissory notes ("Convertible Notes") in the amount of $80,000 to the Chairman of the Board, a related party. The Convertible Notes are unsecured and matured five years from issuance and were convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share. A beneficial conversion feature existed on the date the Convertible Notes were issued whereby the fair value of the underlying common stock into which the Convertible Notes was convertible was in excess of the face value of the Convertible Notes of $80,000.

The principal balance of these Convertible Notes payable was $80,000 at March 31, 2024 and December 31, 2023.

Interest expense for the Convertible Notes was $2,000 for the three months ended March 31, 2024. Interest expense for the Convertible Notes was $5,000, inclusive of interest of $2,000 and discount amortization of $3,000, for the three months ended March 31, 2023.

The outstanding principal and interest of the Convertible Notes was due and payable in November 2023. The loan remains unpaid at March 31, 2024 with outstanding principal of $80,000 and interest payable of $41,000. The outstanding principal continues to accrue interest.

NOTE 12 – LEASES

The Company accounts for its operating lease under FASB ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize on the balance sheet at lease commencement, the lease assets and the related lease liabilities for the rights and obligations created by operating and finance leases with lease terms of more than 12 months.

Operating Lease

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement which was signed on June 14, 2022, with a lease term of five years beginning upon completion of improvements to the office space by the landlord, which was completed on September 12, 2022. The annual base rent is $100,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the lease for one additional five-year term.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

At March 31, 2024 and December 31, 2023 the operating lease right-of-use asset was $290,000 and $306,000, respectively, and is included under assets on the consolidated balance sheet.

At March 31, 2024 and December 31, 2023 the operating lease right-of-use liability was $288,000 and $303,000, respectively, including current portion of $54,000 and $64,000, respectively, and is included under liabilities on the consolidated balance sheet.
Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $40,000 for the three months March 31, 2024 and 2023.
The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and are recognized in rent expense when incurred and not included in the measurement of the lease liability.

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years.

At March 31, 2024 and December 31, 2023, finance lease asset was $56,000 and $60,000, respectively, and is included under assets on the consolidated balance sheets.

At March 31, 2024 and December 31, 2023, finance lease liability was $56,000 and $60,000, including the current portion of $19,000 and $18,000, and is included under liabilities on the consolidated balance sheets.

Finance lease expense for the three months ended March 31, 2024 was $7,000, inclusive of interest of $3,000 and amortization of $4,000, is included in general and administrative expense the statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

As of March 31, 2024 and December 31, 2023, the right-of-use asset and lease liability for the operating and finance lease are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets
Operating lease	$290	$306
Finance lease(1)	56	60
	$346	$366

Liabilities
Operating lease liability, current	$54	$64
Operating lease liability, net of current portion	234	239
Total operating lease liability	$288	$303

Finance lease obligations, current	$19	$18
Finance lease obligations, net of current portion	37	42
Total finance lease obligations	$56	$60

Weighted average remaining lease terms (in years):
Operating lease	3.5	3.75
Finance lease	2.5	2.75

Weighted average discount rate:
Operating lease	14.39%	14.39%
Finance lease	21.12%	21.12%
(1) - Finance lease represents computer software, see Note 5 "Property and Equipment".
NOTE 13 – REVENUE RECOGNITION
The following table represents our revenue disaggregated by type:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Revenue:
Digital publishing	$434	$954
Advertising technology	2,625	544
Consumer insights	6,690	—
Creative services	2,058	—
Media services	641	—
Total revenue	$12,448	$1,498

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Geographic Information
Revenue by geographical region consists of the following:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023

Revenue:
United States	$12,448	$1,460
Israel	—	38
Total revenue	$12,448	$1,498
Revenue by geography is generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% and 97% of total revenue for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, and December 31, 2023, approximately 100% of our long-lived assets were attributable to operations in the United States. Long-lived assets include websites and other intangibles assets that are utilized in overall revenue generation.
Deferred Revenue
The movement in deferred revenue during the three months ended March 31, 2024 and the year ended December 31, 2023 comprised the following:

(in thousands)	March 31, 2024	December 31, 2023
Deferred revenue at start of the period	$4,569	$737
Amounts invoiced during the period	11,556	31,864
Business combination	—	4,534
Less: revenue recognized during the period	(9,857)	(32,566)
Deferred revenue at end of the period	$6,268	$4,569
NOTE 14 – STOCK BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board of Directors adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of March 31, 2024, 12,022,890 shares were remaining under the Stock Option Plan for future issuance.
Options
As of March 31, 2024, options to purchase 10,477,110 shares of common stock were outstanding in the aggregate, under the Company's 2013 Stock Option Plan, 2015 Stock Option Plan, 2019 Stock Option Plan, and the Stock Option Plan at a weighted average exercise price of $0.12 per share. No further grants can be made under any of the Company's stock option plans other than the Stock Option Plan.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Compensation expense recorded in connection with the Stock Option Plan was $65,000 and $25,000 for the three months ended March 31, 2024 and 2023, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.
The following table presents the activity of the Company’s outstanding stock options of common stock for the three months ended March 31, 2024:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	10,728,360	$0.12	8.7	$568
Forfeited	(251,250)	$0.20	—	$—
Balance Outstanding, March 31, 2024	10,477,110	$0.12	8.3	$145
Exercisable at, March 31, 2024	2,079,454	$0.30	5.9	$49
Unvested at, March 31, 2024	8,397,656	$0.07	9.0	$97
As of March 31, 2024, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $405,000 to be recognized through July 2027.
The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Expected Term (years)	0	6.25
Expected volatility	—%	499%
Risk free interest rate	—%	3.61%
Dividend yield	—%	—%
Expected forfeiture rate	—%	—%
During the three months ended March 31, 2023, 425,000 options were issued, there were no options issued for the same period of 2024.
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

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

The below table shows the quantitative information for assets measured at fair value on a non-recurring basis:

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Rate (Weighted Average Cost of Capital

Goodwill	$7,785	Discounted cash flow	Discount rate	21.12%

Intangible assets, net	$14,753	Discounted cash flow	Discount rate	21.12%

Goodwill and Intangibles Assets

Goodwill and intangible assets are tested for impairment at least annually, and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value associated with the reporting unit exceeds the implied value associated with the reporting unit.

We estimated the fair value of our reporting units utilizing an income approach (discounted cash flow method), which incorporated significant unobservable Level 3 inputs.

Centre Lane Senior Secured Credit Facility

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

Amendment seventeen was considered an extinguishment. The Company utilized a third party valuation company to calculate the present value of the cash flows under the terms of the amendment and determine if it was considered substantially different by at least a 10% difference from the present value of the remaining cash flow of the original debt instrument.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

NOTE 16– COMMITMENTS AND CONTINGENCIES
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
NOTE 17 – STOCKHOLDERS’ DEFICIT
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

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

There were no shares of preferred stock issued or outstanding at March 31, 2024, and December 31, 2023.

At March 31, 2024 and December 31, 2023, there was an accrued unpaid preference dividend of $691,000. This amount is payable to the Company's Chairman, Mr. Kip Speyer, and is included under other liabilities in the consolidated balance sheet at March 31, 2024.
Common Stock
Shares of Common Stock under the Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of March 31, 2024, 12,022,890 shares were remaining under the 2022 Stock Option Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Issue of Common Stock

During the three months ended March 31, 2024, the Company issued 279,452 shares of our common stock to the Board for services rendered with a fair value of $16,000.
During the three months ended March 31, 2023, the Company issued 190,000 shares of our common stock to the Board for services rendered with a fair value of $31,000.
Treasury Stock

During the three months ended March 31, 2024, one shareholder relinquished 525,000 shares of the Company's common stock, which were acquired by the Company for a value of $0. A total of 1,350,175 shares of the Company's common stock, with a value of $220,000, are being held as Treasury Stock by the Company.

Warrants
At March 31, 2024 and December 31, 2023, we had 20,448,316 and 21,362,066 common stock warrants outstanding to purchase shares of our common stock with exercise prices ranging between $0.65 and $1.00 per share.
Approximately 913,750 common stock warrants expired during the three months ended March 31, 2024, and no common stock warrants expired during the three months ended March 31, 2023.
A summary of the Company’s warrants outstanding as of March 31, 2024 and December 31, 2023, is presented below:

March 31, 2024
Warrants as of March 31, 2024 Exercise Price	Number Outstanding	Gross cash proceeds if exercised
$1.00	4,992,308	$4,992
$0.75	15,456,008	$11,592
	20,448,316	$16,584

December 31, 2023
Warrants as of December 31, 2023 Exercise Price	Number Outstanding	Gross cash proceeds if exercised
$1.00	4,992,308	$4,992
$0.75	15,456,008	$11,592
$0.65	913,750	$594
	21,362,066	$17,178
NOTE 18 – LOSS PER SHARE

As of March 31, 2024, and 2023, there were 172,382,586 and 150,634,636 shares of common stock issued, respectively, and 171,032,411 and 149,809,461 shares of common stock outstanding, respectively. Outstanding shares as of March 31, 2024, and 2023, have been adjusted to reflect 1,350,175 and 825,175 treasury shares, respectively.

Basic net loss per share is computed by dividing the net earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Diluted loss per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the treasury stock method, and if-converted method, as applicable.
The following tables reconcile actual basic and diluted earnings per share for the three months ended March 31, 2024, and 2023.

(in thousands, except per share data)	Three Months Ended
	March 31, 2024	March 31, 2023
Loss per share:
Numerator:
Net loss	$(4,766)	$(3,796)
Denominator
Weighted-average common shares outstanding
Basic and diluted	171,231,775	149,708,905
Net loss per common share
Basic and diluted	$(0.03)	$(0.03)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months ended March 31, 2024, and 2023 were as follows:

	March 31,
	2024	2023
Shares unvested and subject to exercise of stock options	10,477,110	6,500,160
Shares subject to exercise of warrants	20,448,316	35,998,316
Shares subject to convertible notes stock conversion	—	200,000
NOTE 19 – RELATED PARTIES
Centre Lane Partners

Centre Lane Partners has provided, and continues to provide, funding to assist the Company with its liquidity needs through the Centre Lane Senior Secured Credit Facility.

In connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners.

BV Agency, LLC and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

SEC rules define a related party as including (i) any director or executive officer of the Company, or any immediate family member thereof, (ii) any director nominee, or any immediate family member thereof, and (iii) a 5% or greater shareholder of the Company, or any immediate family member thereof. As a result, BV Agency, LLC and Centre Lane Partners together are considered to be related parties of the Company. Through March 31, 2024, the Company has entered into 19 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $72.5 million and $70.2 million as of March 31, 2024 and December 31, 2023, respectively. See Note 10, Centre Lane Senior Secured Credit Facility for details on this facility.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Convertible Promissory Note
As discussed in Note 11, 10% Convertible Promissory Notes, the note payable to the Chairman of the Board amounted to $80,000 as of March 31, 2024, and December 31, 2023, respectively. See Note 11, 10% Convertible Promissory Notes for further discussion on these notes payable.
Preferred Stock
At March 31, 2024 and December 31, 2023, there was an accrued unpaid preference dividend of $691,000. This amount is payable to the Company's Chairman, Mr. Kip Speyer.
NOTE 20 – INCOME TAXES
The Company recorded a tax provision of $0 for the three months ended March 31, 2024, and 2023, due in large part to its expected tax losses for the period and maintaining a full valuation allowance against its net deferred tax assets.
At March 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three months ended March 31, 2024, and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, and in any subsequent filing we make with the SEC.
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

During the year ended December 31, 2023, the Company completed the acquisition of two business units of Big Village (Big Village Insights, Inc. and Big Village Agency LLC (together, referred to as the "Big Village Entities")), in an all-cash transaction funded by the Centre Lane Senior Secured Credit Facility (the "Big Village Acquisition").

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

Consumer Insights

Our consumer insights division focuses on providing primary and secondary research, competitive intelligence, and expert insight to address customers' strategic issues. We provide cutting-edge and dynamic research, offering clients a comprehensive perspective on their consumers. This insight extends to strategic guidance on the optimal timing and channels to effectively connect with target audiences. Our cutting-edge approach combines advanced data analytics and comprehensive market research, to uncover actionable insights that drive informed decision-making.

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

Limited Number of Customers. During the three months ended March 31, 2024, one customer represented 14.9% of revenue; there was no such concentration for the three months ended March 31, 2023.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31,
	2024	2023
Revenue	$12,448	$1,498
Cost of revenue	9,311	970
Gross margin	3,137	528
General and administrative expenses	5,244	3,428
Financing and (expense), net	(2,659)	(896)
Net loss from operations	(4,766)	(3,796)

Adjusted EBITDA(1)	$(1,168)	$(2,081)

(1) - For a reconciliation of net loss to Adjusted EBITDA see “Use of Non-GAAP Financial Measures” below.

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

Revenue increased $10.9 million, or 731%, for the three months ended March 31, 2024, compared to the same period in 2023. See below for a detailed analysis of revenue for the three months ended March 31, 2024, and 2023.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers and sales commission.

Costs of revenue increased approximately $8.3 million, or 860%, for the three months ended March 31, 2024 compared to the same period in 2023. See below for a detailed analysis of cost of revenue for the three months ended March 31, 2024, and 2023.

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

General and administrative expenses increased approximately $1.8 million, or 53%, for the three months ended March 31, 2024 compared to the same period in 2023. See below for a detailed analysis of general and administrative expenses for the three months ended March 31, 2024 and 2023.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net loss from operations for the quarter ended March 31, 2024 was $4.8 million as compared to a net loss of $3.8 million for the same period in 2023. The following is our analysis for the period.

(in thousands)	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenue	$12,448	$1,498	$10,950	731%	increased
Cost of revenue	9,311	970	8,341	860%	increased
Gross margin	3,137	528	2,609	494%	increased
General and administrative expense	5,244	3,428	1,816	53%	increased
Loss from operations	(2,107)	(2,900)	793	(27)%	decreased
Financing and other expense, net	(2,659)	(896)	(1,763)	197%	increased
Net loss from operations	$(4,766)	$(3,796)	$(970)	26%	increased

Gross margin %	25%	35%	(10)%	(28)%	decreased

Revenue

Our revenue showed an overall increase of $10.9 million, or 731%, for the three months ended March 31, 2024, compared to the same period in 2023, which was driven by $9.4 million in revenue as a result of the Big Village Acquisition, and was partially offset by macroeconomic factors, coupled with an overall reduction in spending by some customers due to inflationary concerns, which led to lower than normal rates and lower earnings. The macroeconomic impacts significantly reduced direct sales by digital publishing customers as well as traffic on our website, which resulted in lower revenue in these divisions.

The Company focuses on digital publishing, advertising technology, consumer insights, creative and media services. Revenue generated by each such division is set forth below:

(in thousands)	Three Months Ended March 31,
	2024	2023	Change	% Change
Digital publishing	$434	$954	(520)	(55)%	decreased
Advertising technology	2,625	544	2,081	383%	increased
Consumer insights	6,690	—	6,690	100%	increased
Creative services	2,058	—	2,058	100%	increased
Media services	641	—	641	100%	increased
	$12,448	$1,498	$10,950	731%	increased

Digital Publishing

Digital publishing revenue decreased by $520,000, or 55%, for the three months ended March 31, 2024 compared to the same period in 2023. Approximately $434,000, or 3%, of the Company’s revenue for the three months ended March 31, 2024 was generated from our digital publishing customers, compared to $954,000, or 64%, for the same period in 2023. This division was significantly impacted by macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns and reduction in website traffic.

Advertising Technology

Advertising technology revenue increased by $2.1 million, or 383%, for the three months ended March 31, 2024 compared to the same period in 2023. Approximately $2.6 million, or 21%, of the Company’s revenue for the three months ended March 31, 2024 was generated from our advertising technology customers compared to $544,000, or 36%, for the same period in 2023.

Consumer Insights

Consumer insights revenue, which is a new offering we acquired with the Big Village Acquisition, increased by $6.7 million, or 100%, for the three months ended March 31, 2024 compared to the same period in 2023, and represented approximately 54% of the Company’s revenue for the three months ended March 31, 2024.

Creative Services

Creative services revenue, which we also acquired as part of the Big Village Acquisition, increased by $2.1 million, or 100%, for the three months ended March 31, 2024 compared to the same period in 2023, and represented approximately 17% of the Company’s revenue for the three months ended March 31, 2024.

Media Services

Media services revenue, which we also acquired as part of the Big Village Acquisition, increased by $641,000, or 100%, for the three months ended March 31, 2024 compared to the same period in 2023, and represented approximately 5% of the Company’s revenue for the three months ended March 31, 2024.

Cost of Revenue

(in thousands)	Three Months Ended March 31,
	2024	2023	Change	% Change
Direct salaries and labor cost	$1,930	$—	$1,930	100%	increased
Direct project cost	3,149	—	3,149	100%	increased
Non-direct project cost	2,088	—	2,088	100%	increased
Publisher cost	1,798	486	1,312	270%	increased
Content creation	193	291	(98)	(34)%	decreased
Sales commission	101	51	50	98%	increased
Other	52	142	(90)	(63)%	decreased
	$9,311	$970	$8,341	860%	increased

Cost of revenue increased $8.3 million, or 860%, for the three months ended March 31, 2024, compared to the same period for 2023, which was driven by $7.2 million in cost as a result of the Big Village Acquisition.

Direct Salaries and Labor Cost
Direct salaries and labor cost was $1.9 million for the three months ended March 31, 2024, and represents 21% of overall cost of revenue for this period. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative and media services, which divisions we acquired as part of our acquisition of the Big Village Entities.
Direct Project Cost

Direct project cost was $3.1 million for the three months ended March 31, 2024, and represents 34% of overall cost of revenue for this period. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative and media services, which divisions we acquired as part of our acquisition of the Big Village Entities.
Non-Direct Project Cost
Non-direct cost was $2.1 million for the three months ended March 31, 2024, and represents 22% of overall cost of revenue for this period. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services we acquired as part of our acquisition of the Big Village Entities.
Publisher Cost
Publisher cost was $1.8 million, which represents 19% of overall cost of revenue, and $486,000, or 50%, of overall cost of revenue, for the three months ended March 31, 2024 and 2023, respectively. We experienced an increase of $1.3 million, or 270%, for the three months ended March 31, 2024 compared to the same period in 2023. These costs represent payments to media providers and website publishers.
Gross Margin
Gross margin was $3.1 million, and $528,000 for the three months ended March 31, 2024 and 2023, respectively. Our gross margin increased $2.6 million, or 494%, for the three months ended March 31, 2024, when compared to the same period of 2023, primarily due to the Big Village Acquisition. Gross margin as a percentage of revenue decreased to 25% for the three months ended March 31, 2024 compared to 35% for the same period of 2023.
General and Administrative Expenses

(in thousands)	Three Months Ended March 31,
	2024	2023	Change	% Change
Personnel cost	$2,492	$1,745	$747	43%	increased
Legal expense	280	53	227	428%	increased
Professional fees	845	785	60	8%	increased
Insurance	203	159	44	28%	increased
Depreciation and amortization expense	521	393	128	33%	increased
Data processing	414	34	380	1118%	increased
Website expense	297	309	(12)	(4)%	decreased
Other	192	(50)	242	(484)%	increased
Total	$5,244	$3,428	$1,816	53%	increased

Gross margin as a percentage of general and administrative expense	60%	15%	45%	296%

General and administrative expenses increased by $1.8 million, or 53%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase is due to a combination of factors as discussed below.

Personnel Cost

Personnel cost increased by approximately $747,000, or 43%, for the three months ended March 31, 2024 compared to the same period in 2023. This change is mainly driven by an increase in head count as a result of the acquisition of the Big Village Entities during the year ended December 31, 2023. This increase in head count was partially offset by a decrease in the Company's head count by a net amount of 23 employees or 12%, including nine employees that were terminated as a reduction in force. The Company incurred severance cost of approximately $8,000 in connection with this reduction.

The Company incurred severance cost of approximately $122,000 associated with an headcount reduction during the three months ended March 31, 2023.

The Company employee's headcount was 167 and 52 at March 31, 2024 and 2023, respectively.

Legal Fees

Legal fees increased by $227,000, or 428%, for the three months ended March 31, 2024, compared to the same period in 2023.

Data Processing

Data processing increased by $380,000 or 1118% for the three months ended March 31, 2024, compared to the same period in 2023.

Financing and Other Expense (Income), Net

(in thousands)	Three Months Ended March 31,
	2024	2023	Change	% Change
Interest expense	$3,004	$1,174	$1,830	156%	increased
Other expense (income)	(345)	(278)	(67)	24%	increased
Total financing and other expense, net	$2,659	$896	$1,763	197%	increased

Financing and other expense, net increased by $1.8 million, or 197%, for the three months ended March 31, 2024, compared to the same period in 2023. This increase was largely attributable to a $1.8 million increase in interest expense related to the Centre Lane Senior Secured Credit Facility, which reflected higher principal and fees due to the Centre Lane Senior Secured Credit Facility amendments during the year ended December 31, 2023.
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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

(in thousands)	Three Months Ended March 31,
	2024	2023
Net loss before tax plus:	$(4,766)	$(3,796)
Depreciation expense	40	7
Amortization of intangibles	481	386
Amortization of debt discount	615	305
Other interest expense	11	6
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes - related party	2,378	864
EBITDA	(1,241)	(2,228)
Stock compensation expense	65	25
Non-restructuring severance expense	8	122
Adjusted EBITDA	$(1,168)	$(2,081)
Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities and net working capital (deficit) as of March 31, 2024, as compared to December 31, 2023.

(in thousands)	March 31, 2024	December 31, 2023
Total current assets	$18,573	$19,737
Total current liabilities	31,831	30,802
Net working capital deficit	$(13,258)	$(11,065)

As of March 31, 2024, we had a cash balance of $4.9 million compared with a cash balance of $4.0 million as of December 31, 2023. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See –“Going Concern.”

Going Concern
Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $154.6 million as of March 31, 2024. Cash flows provided by (used in) operating activities were $920,000 and $(1.0) million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had a working capital deficit of approximately $13.3 million, inclusive of $4.9 million in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $10.3 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Agreement or raising equity capital. The ability to access the capital markets is also dependent upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, or reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

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

The outstanding principal owed to Centre Lane Partners was $72.5 million and $70.2 million as of March 31, 2024 and December 31, 2023, respectively, and matures on April 20, 2026. Of the amount outstanding at March 31, 2024, $879,000, $3.0 million, $879,000, $879,000 and $879,000 are due on March 31, 2024, June 30, 2024, September 30, 2024 December 31, 2024 and March 31, 2025, respectively. The balance of $66.0 million is due in 2025 or later.

The amount due under the Credit Agreement bears interest of 7.0% per annum plus the Secured Overnight Financing Rate ("SOFR"). At March 31, 2024, the SOFR was 5.33%, thus the overall interest rate on this facility was 12.33% per annum at March 31, 2024.

Interest is paid in kind at 12.33% per annum on approximately $35.2 million of the amount owed under the Credit Agreement, and at 15% per annum on $30.3 million of the amount owed under the Credit Agreement. With respect to the remaining $7.0 million owed under the facility, interest is paid in kind at 4% per annum and in cash at the SOFR plus 3.0% (for a total interest rate of 8.33% per annum at March 31, 2024).

Effective July 1, 2024, the $35.2 million outstanding under the Centre Lane Senior Secured Credit Facility will bear interest at 7.0% per annum, plus the SOFR plus 5.0%.

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, "Centre Lane Senior Secured Credit Facility," to the consolidated financial statements.

10% Convertible Promissory Note

During November 2018, the Company issued a 10% convertible promissory note (the "Convertible Note") in the amount of $80,000 to the Chairman of the Board, a related party. The Convertible Note is unsecured, matured five years from issuance and was convertible at the option of the holder into shares of our common stock at any time prior to maturity at a conversion price of $0.40 per share. The outstanding principal and interest of the Convertible Note was due and payable in November 2023. At March 31, 2024, approximately $121,000 inclusive of principal and interest is due and payable, and the outstanding principal continues to accrue interest.

For a full description of the Convertible Note, see Note 11, "10% Convertible Promissory Note" to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31, 2024
	2024	2023
Cash flow provided by (used) in operating activities	$920	$(1,031)
Cash flow (used in) investing activities	(2)	(5)
Cash flow (used in) provided by financing activities	(4)	1,500
Net increase in cash and cash equivalents, net of impact of exchange rates	$926	$468

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the three months ended March 31, 2024, cash flow provided by operating activities was $920,000. The primary factors affecting our operating cash flows during the period were our net loss of $4.8 million, adjusted for non-cash charges of $481,000 for amortization of intangible assets, $615,000 of amortization of debt discount, $2.2 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, $65,000 for stock option compensation expense, and a $2.3 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.2 million decrease in accounts receivables partially offset by a $1.7 million decrease in accounts payable and accrued expenses, an increase in prepaid expenses and other current assets of $123,000, a $138,000 increase in interest payable on the Centre Lane Senior Secured Credit Facility, and a $1.7 million increase in deferred revenue.

For the three months ended March 31, 2023, cash used in operating activities was $1.0 million. The primary factors affecting our operating cash flows during the period were our net loss of $3.8 million, adjusted for non-cash charges of $386,000 for amortization of intangible assets, $305,000 of amortization of debt discount, $789,000 in interest paid in kind on the Centre Lane Senior Secured Credit Facility, $25,000 of stock-based compensation expense, $188,000 for the recoveries of expected credit losses, and a $1.4 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.5 million increase in accounts receivable and a $142,000 increase in prepaid and other current assets, offset by a $1.5 million decrease in accounts payable and accrued expense, a $72,000 decrease in interest payable on the Centre Lane Senior Secured Credit Facility, and a $237,000 decrease in deferred revenue.
Investing Activities

Cash used in investing activities of $2,000 and $5,000 for the three months ended March 31, 2024 and 2023, respectively, was due entirely to the purchase of property and equipment.
Financing Activities

During the three months ended March 31, 2024, and 2023 the Company raised $0 and $1.5 million, respectively, of debt financing from the Centre Lane Senior Secured Credit Facility, which was used primarily to fund our working capital.
Contractual Obligations and Commitments

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement which was signed on June 14, 2022, with a lease term of five years beginning upon completion of improvements to the office space by the landlord, which was completed on September 12, 2022. The annual base rent is $100,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the lease for one additional five-year term. See Note 12, Leases for details regarding the Company’s lease.
There were no other material changes in our contractual obligations and commitments from those disclosed above and in the Annual Report on Form 10-K for the year ended December 31, 2023.
Off-Balance Sheet Arrangements
As of March 31, 2024 and December 31, 2023, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.
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

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. For further information on all of our significant accounting policies, see the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of and for the period ended March 31, 2024, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

As the Company integrates the operations acquired through the Big Village Acquisition, there is a risk of identifying deficiencies in our overall internal controls. Our focus is on implementing and maintaining effective financial management systems and internal controls, on an ongoing process. However, given that all such controls are not yet fully operational, management has concluded that a material weakness exists in the Company’s internal controls over financial reporting, rendering them ineffective at December 31, 2023.

As set forth below, management will take steps to remediate the material weaknesses identified below. Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of developments to legal proceedings during the three months ended March 31, 2024, see “Litigation” under Note 16, “Commitments and Contingencies” to our consolidated financial statements.
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 26, 2024, the Company issued an aggregate of 279,452 shares of its common stock to the independent members of the Board for services rendered. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof because they involved a private offering.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1*	Certification of the Principal Executive Officer pursuant to Section 1350				Filed

32.2*	Certification of the Principal Financial Officer pursuant to Section 1350				Filed

101.INS	Inline XBRL Instance Document				Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

BRIGHT MOUNTAIN MEDIA, INC.

May 14, 2024	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Ethan Rudin
Ethan Rudin,
Chief Financial Officer (Principal Financial and Accounting Officer)