Form 10-Q
period 2024-06-30
Bright Mountain Media, Inc.
filed 2024-08-14
CIK 1568385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 13, 2024, there were 171,095,661 shares of the registrant's common stock outstanding.

BRIGHT MOUNTAIN MEDIA, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

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
•our ability to revise and improve the business plan of our legacy businesses to meet the needs of a broader range of customers;
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
OTHER PERTINENT INFORMATION
Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “us," “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2024” refers to the three and six months ended June 30, 2024, “second quarter of 2023” refers to the three and six months ended June 30, 2023, and “2023” refers to the year ended December 31, 2023. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share figures)

	June 30, 2024	December 31, 2023*
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,653	$4,001
Accounts receivable, net	12,075	14,679
Prepaid expenses and other assets	1,231	1,057
Total Current Assets	15,959	19,737
Property and equipment, net	138	199
Intangible assets, net	14,344	15,234
Goodwill	7,785	7,785
Operating lease right-of-use asset	578	306
Other assets, non-current	158	156
Total Assets	$38,962	$43,417
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$16,440	$17,497
Other current liabilities	2,512	3,025
Interest payable – 10% Convertible Promissory Notes – related party	43	39
Interest payable – Centre Lane Senior Secured Credit Facility – related party	139	—
Deferred revenue	5,809	4,569
Note payable – 10% Convertible Promissory Notes, net of discount – related party	80	80
Note payable – Centre Lane Senior Secured Credit Facility – related party (current portion)	4,216	5,592
Total Current Liabilities	29,239	30,802
Other liabilities, non-current	234	325
Note payable – Centre Lane Senior Secured Credit Facility, net of discount – related party	65,245	58,674
Finance lease liability, non-current	31	42
Operating lease liability, non-current	628	239
Total liabilities	95,377	90,082
Shareholders’ deficit
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.01, 324,000,000 shares authorized, 172,445,836 and 172,103,134 issued and 171,095,661 and 171,277,959 outstanding at June 30, 2024 and December 31, 2023, respectively	1,725	1,721
Treasury stock, at cost; 1,350,175 and 825,175 shares at June 30, 2024 and December 31, 2023, respectively	(220)	(220)
Additional paid-in capital	101,553	101,405
Accumulated deficit	(159,807)	(149,833)
Accumulated other comprehensive income	334	262
Total shareholders’ deficit	(56,415)	(46,665)
Total liabilities and shareholders’ deficit	$38,962	$43,417

*	Derived from audited consolidated financial statements.
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share figures)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$13,003	$12,616	$25,450	$14,114
Cost of revenue	9,581	8,408	18,892	9,378
Gross margin	3,422	4,208	6,558	4,736
General and administrative expenses	5,310	8,128	10,552	11,556
Loss from operations	(1,888)	(3,920)	(3,994)	(6,820)
Financing and other expense
Other income	53	103	397	381
Interest expense - Centre Lane Senior Secured Credit Facility - related party	(3,360)	(2,244)	(6,352)	(3,407)
Interest expense - Convertible Promissory Notes - related party	(2)	(6)	(4)	(11)
Other interest expense	(11)	(4)	(21)	(10)
Total financing and other expense, net	(3,320)	(2,151)	(5,980)	(3,047)
Net loss before income tax	(5,208)	(6,071)	(9,974)	(9,867)
Income tax provision	—	—	—	—
Net loss	(5,208)	(6,071)	(9,974)	(9,867)
Foreign currency translation	38	119	72	133
Comprehensive loss	$(5,170)	$(5,952)	$(9,902)	$(9,734)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.06)
Weighted average shares outstanding
Basic and diluted	171,095,661	166,779,390	171,155,364	158,291,304
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC
CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2024 and 2023
(unaudited)
(in thousands, except share figures)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023*	172,103,134	$1,721	(825,175)	$(220)	$101,405	$(149,833)	$262	$(46,665)
Net loss	—	—	—	—	—	(4,766)	—	(4,766)
Common stock issued for services rendered	279,452	3	—	—	13	—	—	16
Stock based compensation	—	—	—	—	65	—	—	65
Treasury stock	—	—	(525,000)	—	—	—	—	—
Foreign currency translation, net	—	—	—	—	—	—	34	34
Balance, March 31, 2024	172,382,586	$1,724	(1,350,175)	$(220)	$101,483	$(154,599)	$296	$(51,316)
Net loss	—	—	—	—	—	(5,208)	—	(5,208)
Common stock issued for options exercised	63,250	1	—	—	—	—	—	1
Stock based compensation	—	—	—	—	70	—	—	70
Foreign currency translation, net	—	—	—	—	—	—	38	38
Balance, June 30, 2024	172,445,836	$1,725	(1,350,175)	$(220)	$101,553	$(159,807)	$334	$(56,415)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022*	150,444,636	$1,504	(825,175)	$(220)	$98,797	$(114,269)	$117	$(14,071)
Net loss	—	—	—	—	—	(3,796)	$—	(3,796)
Common stock issued for services rendered	190,000	2	—	—	29	—	—	31
Stock based compensation	—	—	—	—	25	—	—	25
Foreign currency translation, net	—	—	—	—	—	—	14	14
Balance, March 31, 2023	150,634,636	$1,506	(825,175)	$(220)	$98,851	$(118,065)	$131	$(17,797)
Net loss	—	—	—	—	—	(6,071)	—	(6,071)
Common stock issued to Centre Lane Partners	21,401,993	214	—	—	1,712	—	—	1,926
Extinguishment of Centre Lane Credit Facility	—	—	—	—	670	—	—	670
Common stock issued for options exercised	70,000	1	—	—	—	—	—	1
Stock based compensation	—	—	—	—	33	—	—	33
Foreign currency translation, net	—	—	—	—	—	—	119	119
Balance, June 30, 2023	172,106,629	$1,721	(825,175)	$(220)	$101,266	$(124,136)	$250	$(21,119)
*Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,974)	$(9,867)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation expense	75	46
Interest paid-in kind on Centre Lane Credit Facility	4,522	2,407
Amortization of operating lease right-of-use asset	32	29
Amortization of debt discount	1,552	844
Amortization of intangibles	962	1,114
Stock based compensation	135	58
Common stock issued for services rendered	16	31
Expected credit recoveries	(14)	(27)
Changes in operating assets and liabilities:
Accounts receivable	2,618	3,259
Prepaid expenses and other assets	(42)	(78)
Operating lease liability	(45)	(24)
Accounts payable and accrued expenses	(992)	(2,259)
Other liabilities	(613)	1,496
Interest payable – Centre Lane Senior Secured Credit Facility – related party	139	—
Interest payable – 10% Convertible Promissory Notes – related party	4	4
Deferred revenue	1,240	(627)
Net cash (used) in operating activities	(385)	(3,594)
Cash flows from investing activities:
Purchase of property and equipment	(14)	(4)
Capitalization of software development	(71)	—
Net cash used in investing activities	(85)	(4)
Cash flows from financing activities:
Proceeds from stock option exercises	1	1
Principal payments on finance lease obligations	(8)	—
Proceeds from Centre Lane Senior Secured Credit Facility – related party	—	6,626
Repayment of principal on Centre Lane Senior Secured Credit Facility – related party	(879)	—
Net cash (used in) provided by financing activities	(886)	6,627
Effect of foreign exchange rates on cash	8	5
Net (decrease) increase in cash and cash equivalents	(1,348)	3,034
Cash and cash equivalents at the beginning of period	4,001	316
Cash and cash equivalents at end of period	$2,653	$3,350
Supplemental disclosure of cash flow information
Cash paid for interest	$139	$161
Interest paid-in-kind on Centre Lane Credit Facility	$4,522	$2,407
Non-cash investing and financing activities
Recognition of sub-lease right-of-use asset and operating lease liability	$446	$—
Issuance of debt to finance acquisition of Big Village Entities	$—	$19,874
Issuance of common stock to Centre Lane Partners for debt issuance	$—	$1,926
See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

During the year ended December 31, 2023, the Company completed the acquisition of two business units of Big Village (Big Village Insights, Inc., and Big Village Agency LLC (together, referred to as the "Big Village Entities")), in an all-cash transaction funded by the Centre Lane Senior Secured Credit Facility (the "Big Village Acquisition").

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

Advertising Technology

Our advertising technology division focuses on delivering targeted ads to audiences on owned and operated sites as well as third-party publishers in a cost-effective manner through the deployment of proprietary technologies. By developing our own proprietary technology stack, we are able to pass along efficiencies to both the demand and supply side of the ecosystem. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both demand (buy side) and publisher supply (sell side) programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, CTV, and in-app). Programmatic advertising relies on software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with a bid price offered by advertisers.

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

Media Services

Our media services division focuses on advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. Our aim is to empower clients to access the most sought-after advertising spaces across diverse platforms tailored to their specific needs and preferences. Our data-driven approach ensures that ad placements are not only well-targeted, but also continuously optimized for maximum efficiency and return on investment. Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us an indispensable partner in the success of our clients' advertising and marketing endeavors.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The unaudited consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2024, and 2023 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2023, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim consolidated financial statements should be read in conjunction with that report.
Going Concern and Liquidity
Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $159.8 million as of June 30, 2024. Cash flows used in operating activities were $385,000 and $3.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had approximately a $13.3 million working capital deficit, inclusive of $2.7 million in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring several strategic alternatives, including restructuring, or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Agreement, or raising equity capital. The ability to access the capital markets depends, in part, upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, and reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, is not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial obligations and continue as a going concern.

The accompanying unaudited consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the United States, and other foreign countries in which the Company operates.

As of June 30, 2024 and December 31, 2023, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the FDIC insured limit in the amount of $2.3 million as of June 30, 2024, and $3.7 million as of December 31, 2023.

As of June 30, 2024 and December 31, 2023, the Company exceeded the insurance limit of $27,000 for one of its international bank accounts by $66,000 and $31,000, respectively.

Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company's financial condition, results of operations, and cash flows.

At June 30, 2024, and December 31, 2023, the Company had $2.7 million and $4.0 million, respectively, in cash and cash equivalents.

Off-balance Sheet Arrangements
There were no off-balance sheet arrangements as of June 30, 2024 and December 31, 2023.
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
Foreign Currency

We translate the financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, cost and expenses on the date of the transaction. Translation gains and losses as a result of consolidation are included in accumulated other comprehensive income. Transaction gains and losses are included within “general and administrative expense” on the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

The following table provides information about concentration that exceed 10% of revenue and accounts receivable for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue Concentration
Customers exceeding 10% of revenue	1	1	1	1
% of overall revenue
Customer	13.6%	14.2%	14.2%	12.7%
Total % of revenue	13.6%	14.2%	14.2%	12.7%

	June 30, 2024	December 31, 2023
Accounts Receivable Concentration
Customers exceeding 10% of accounts receivable	2	2
% of accounts receivable
Customer 1	21.6%	15.7%
Customer 2	12.4%	10.5%
Total % of accounts receivable	34.0%	26.2%

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Reclassification

Reclassification of certain accounts has been made to previously reported amounts to conform to their treatment to the current period. Specifically, the Company identified a reclassification for non-direct project cost from personnel cost under general and administrative expenses to cost of revenue on the consolidated statements of operations.
These reclassifications had no impact on the previously reported net loss for the three and six months ended June 30, 2023.
Effective Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard was effective January 1, 2024 (early adoption was permitted, but not earlier than January 1, 2021). This standard did not have an impact on our consolidated financial statements for the period ended June 30, 2024.
NOTE 3 – ACCOUNTS RECEIVABLE
Accounts receivable, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accounts receivable	$10,184	$13,799
Unbilled receivables (1)	1,991	1,252
	12,175	15,051
Less: allowance for current expected credit losses	(100)	(372)
Accounts receivable, net	$12,075	$14,679

(1) - Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoice to the customer.

Accounts receivable, net at January 1, 2023 was $3.6 million.

Expected credit losses (recoveries) were approximately $23,000 and $161,000 for the three months ended June 30, 2024, and 2023, respectively, and $(14,000) and $(27,000) for the six months ended June 30, 2024, and 2023, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid insurance(1)	$351	$618
Prepaid software	67	46
Deposits	158	156
Subscriptions	333	174
Current portion of operating lease sublease asset	135	—
Other current assets (2)	345	219
Total prepaid expenses and other assets	1,389	1,213
Less: other assets, non-current	(158)	(156)
Prepaid expenses and other current assets	$1,231	$1,057
(1) - Includes $185,000 and $618,000, which is being paid over a period of time and is included in accounts payable at June 30, 2024 and December 31, 2023, respectively.
(2) - Approximately $435,000 is being paid over a period of time and is included in accounts payable at June 30, 2024.
NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

(in thousands)	Estimated Useful Life (Years)	June 30, 2024	December 31, 2023
Furniture and fixtures	3-5	$8	$8
Computer equipment	3	203	190
Computer software	5	206	206
		417	404
Less: accumulated depreciation		(279)	(205)
Property and equipment, net		$138	$199
Depreciation and amortization expense for the three months ended June 30, 2024, and 2023 was $35,000 and $39,000, respectively, and $75,000 and $46,000 for the six months ended and June 30, 2024, and 2023, respectively. The amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

NOTE 6 – INTANGIBLES ASSETS, NET
Website acquisitions, net, consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Website acquisition assets	$1,124	$1,124
Addition	71	—
	1,195	1,124
Less: accumulated amortization	(1,124)	(1,123)
Website acquisition assets, net	$71	$1
During the three and six months ended June 30, 2024, the Company performed enhancements to its website of approximately $71,000.
Other intangible assets, net consisted of the following:

	As of June 30, 2024				As of December 31, 2023
(in thousands)	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	2 - 10	$8,381	$(3,480)	$4,901	$8,381	$(3,167)	$5,214
IP/technology	10	5,821	(2,378)	3,443	5,821	(2,180)	3,641
Customer relationships	5 - 10	13,380	(7,451)	5,929	13,380	(7,002)	6,378
Non-compete agreements	3 - 5	402	(402)	—	402	(402)	—
Total		$27,984	$(13,711)	$14,273	$27,984	$(12,751)	$15,233

(in thousands)	June 30, 2024	December 31, 2023
Website	$71	$1
Other intangibles	14,273	15,233
Total intangible, net	$14,344	$15,234

Amortization expense for the three months ended June 30, 2024 and 2023 was approximately $481,000 and $728,000, respectively, and $962,000 and $1.1 million for the six months ended and June 30, 2024, and 2023, respectively.
The Company performed an impairment assessment during the year ended December 31, 2023, and recorded an impairment loss of $2.9 million.
There was no triggering event or impairment for the three and six months ended June 30, 2024.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

As of June 30, 2024, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows:

(in thousands)
Remainder of 2024	$963
2025	1,859
2026	1,783
2027	1,783
2028	1,783
Thereafter	6,173
Total expected amortization expense	$14,344
NOTE 7 – GOODWILL
The following table represents the allocation of goodwill as of June 30, 2024, and December 31, 2023:

(in thousands)	Owned & Operated	Ad Network	Insights	Total
December 31, 2023	$2,865	$4,013	$907	$7,785
Addition	—	—	—	—
June 30, 2024	$2,865	$4,013	$907	$7,785
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

There was no triggering event or impairment for the six months ended June 30, 2024.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accounts payable (1)	$11,074	$11,391
Accrued wages, commissions, and bonus	227	353
Publisher cost	1,202	1,153
Professional fees	989	1,322
Subcontractor	2,703	3,013
Other	245	265
Total accounts payable and accrued expenses	$16,440	$17,497

(1) - Accounts payable includes $5.2 million at June 30, 2024 and December 31, 2023, respectively, for Slutzky & Winshman Ltd and Mediahouse, whose operations were terminated during the year ended December 31, 2023.
NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Current portion of long term lease	$91	$82
Dividend payable	692	692
Project advance expense (1)	845	1,401
Litigation reserves	1,086	1,152
Other current liabilities	32	23
Total other current liabilities	2,746	3,350
Less: other liabilities, non-current	(234)	(325)
Other current liabilities	$2,512	$3,025
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

On April 20, 2023, the Company and its subsidiaries entered into the Seventeenth Amendment to the Credit Agreement (the “Seventeenth Amendment”) with Centre Lane Partners. The Credit Agreement was amended, as provided in the Seventeenth Amendment, to provide for an additional term loan amount of $26.3 million to, among other things, finance the Acquisition. This term loan, which was provided by BV Agency, LLC, matures on April 20, 2026 and was issued at a discount of 5% or $1.3 million. Interest of 15% payable under the note is payable-in-kind in lieu of cash payment up to April 30, 2024, then 5% payable quarterly in cash and 10% payable-in-kind in lieu of cash payment until

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

maturity of April 20, 2026. As a result of the Twentieth Amendment (as described below), interest payable on the loans under the Seventeenth Amendments from April 2024 until June 30, 2025 was converted from a combination of cash and PIK to solely PIK at the rate of 15%, with an option to maintain such terms after June 30, 2025 in exchange for an additional 2% PIK fee or to transition to payments made 10% PIK and 5% in cash.

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

Also, in connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. The shares valued $1.9 million, based on a per share price of $0.09, which was the closing price of the Company’s common stock at close of market on April 19, 2023. The issuance of the shares of common stock were not registered under the Securities Act of 1933, as amended (“Securities Act”), in accordance with Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. As of June 30, 2024, BV Agency, LLC, and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

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

On June 30, 2024, the Company and its subsidiaries entered into the Twentieth Amendment to the Credit Agreement (the "Twentieth Amendment" and together with the Credit Agreement and all other amendments thereto, the "Centre Lane Secured Credit Facility") with Centre Lane Partners. The Credit Agreement was amended to provide for the extension of the maturity date of the loan under the Nineteenth Amendment to December 31, 2024. Commencing September 30, 2024, the Company will commence repayment by making four monthly payments of principal and interest with the balance payable on December 31, 2024.

Beginning in April 2021, Centre Lane Partners loaned the Company an additional $38.0 million to provide liquidity to fund operations. The Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

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

Commencing with the ninth amendment, the interest rate was increased to 12% per annum on all subsequent draws with 8% per annum payable quarterly in cash and 4% per annum payable-in-kind in lieu of cash payment. These “last in first out loans,” totaling $7.1 million inclusive of exit fees at June 30, 2024, are due and payable on April 20, 2026, excluding the amounts due under the Nineteenth Amendment which are due and payable on December 31, 2024.

In connection with the Nineteenth Amendment, adjustments were made to the interest rate for outstanding loans with the exception of the draw under the Seventeenth Amendment as follows:

•The interest rate per annum changed to 7.0% per annum plus the Secured Overnight Financing Rate ("SOFR"). At June 30, 2024, the SOFR was 5.30% per annum, and overall interest on these facilities was 12.30%, per annum at June 30, 2024;

•The cash pay rate for the last in first out loans was changed to the SOFR plus 3.0% per annum. At June 30, 2024, the rate was 8.30% per annum; and

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

•Effective July 1, 2024, the first in last out loans PIK Rate per annum will be 7.0% per annum plus SOFR plus 5.0% per annum.

There is no prepayment penalty associated with this Centre Lane Senior Secured Credit Facility. However, partial, or full prepayments of the Centre Lane Senior Secured Credit Facility would be required in the event of certain future capital raises.

In connection with the Twentieth Amendment, adjustments were made to the interest rate for outstanding loans as follows:

•Adjusting the amortization of the last out loans with quarterly installments of $100,000 commencing on September 30, 2024, with quarterly payments increasing to 2.5% of the amount outstanding under the loans (including capitalized PIK interest) commencing on March 31, 2025. The amount outstanding under the last out loans was $35.4 million at June 30, 2024.

•Changing the last out term loan PIK rate to the SOFR plus 7% until December 31, 2024, and to the SOFR plus 2% (previously 5%) thereafter;

•Converting interest payable on the Seventeenth Amendment loan from April 2024 until June 30, 2025 from a combination of cash and PIK to solely PIK at the rate of 15%, with an option to maintain such terms after June 30, 2025 in exchange for an additional 2% PIK fee or to transition to payments made 10% PIK and 5% in cash;

•Extending the due date for the 5% exit fee with respect to the Nineteenth Amendment to December 31, 2024; and

•Agreeing to pay an amendment fee equal to 2% of the principal amount of the Seventeenth Amendment term loan and Nineteenth Amendment term loan, which amount was paid-in-kind by adding the amount of such amendment fee to the outstanding principal balance. This fee was $672,000 at June 30, 2024.
Optional Prepayment

The Company may, at any time, voluntarily prepay, in whole or in part, a minimum of $250,000 of the outstanding principal of the loans, plus any accrued but unpaid interest on the aggregate principal amount of the loans being prepaid.
Repayment of Loans

With respect to the last out loans, the Company was initially required to repay in cash to Centre Lane Partners (i) commencing with the fiscal quarter ending on June 30, 2023, in consecutive quarterly installments to be paid on the last day of each fiscal quarter of the Company, an amount equal to 2.5% of the outstanding aggregate principal amount of the original principal plus draws advanced by amendments 2 through 8 along with accrued and unpaid interest (after giving effect to capitalized PIK Interest) and (ii) on the maturity date all outstanding obligations (including, without limitation, all accrued and unpaid principal and interest on the principal amounts of the Loans (including any accrued but uncapitalized PIK Interest)) of the loan parties that are due and payable on such date. As a result of the Twentieth Amendment, the Company will commence amortization of the first in last out loans with quarterly installments of $100,000 commencing on September 30, 2024, with quarterly payments increasing to 2.5% of the amount outstanding under the loans (including capitalized PIK interest) commencing on March 31, 2025

On June 30, 2023, the Company and its subsidiaries entered into its Eighteenth Amendment with Centre Lane Partners regarding installment payments which were due on June 30, 2023. The Eighteenth Amendment required equal monthly installments on July 3, 2023, August 7, 2023, and September 5, 2023, respectively. There was no impact on principal or interest and no fees incurred by the Company as a result of this amendment.

In connection with the Nineteenth Amendment, and prior to the execution of the Twentieth Amendment, quarterly installments equal to 2.5% of the outstanding aggregate principal were due on the first in last out loans commencing March 31, 2024. For the three and six months ended June 30, 2024, the Company paid $879,000 toward the principal loan balance. There was no payment on the principal loan balance for the three and six months ended June 30, 2023.

The amount outstanding under the first in last out loans was $35.4 million at June 30, 2024.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Interest payable on the last in first out loans at June 30, 2024 and December 31, 2023 was $139,000 and $0, respectively.
During the three and six months ended June 30, 2024, and 2023, the Company paid approximately $139,000 and $161,000, respectively towards outstanding interest on the last in first out loans.
Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is also required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services provided under this agreement. The Centre Lane Senior Secured Credit Facility provides that this fee shall be in all respects fully earned, due and paid-in-kind by the Company on the effective date (“Effective Date”) of the Centre Lane Senior Secured Credit Facility and on each anniversary of the Effective Date during the term of this agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $175,000 and is included in outstanding principal. The administrative fee charged during the three and six months ended June 30, 2024 and 2023 was $35,000 and $35,000, respectively.

The below table summarizes the loan balance at June 30, 2024, and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023

Note payable – Centre Lane Senior Secured Credit Facility – related party (current portion)	$4,216	$5,592
Note payable – Centre Lane Senior Secured Credit Facility – net of discount, related party	65,245	58,674
Net principal at June 30, 2024 and December 31, 2023	69,461	64,266
Add: debt discount	5,117	5,962
Outstanding principal at June 30, 2024 and December 31, 2023	$74,578	$70,228
The below table summarizes the movement in the outstanding principal from inception through June 30, 2024:

(in thousands)	June 30, 2024	December 31, 2023
Opening balance	$70,228	$33,109
Add:
Draws	—	29,816
Exit and other fees	707	917
Interest capitalized	4,522	6,656
	75,457	70,498
Less: payment	(879)	(270)
Outstanding principal	$74,578	$70,228

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain of its subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners. The Company and its subsidiaries are parties to a credit agreement between itself and Centre Lane Partners as Administrative Agent and Collateral Agent. The Credit Agreement was amended to provide for additional loans used for working capital. In addition, and as part of the transaction, there are Exit Fees (the “Exit Fees”), which will be added and capitalized to the principal amount of the original loan. As of June 30, 2024, there were twenty amendments to the Centre Lane Senior Secured Credit Facility.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The below table summarizes the amendments that were executed by the Company since the inception of the facility to June 30, 2024, (in thousands, except for share data):

Number	Date	Draw $’000	Repayment Date	Interest Rate (PIK)(D)	Interest Rate (Cash)(E)	Agency Fee	Exit Fee(A)	Common Stock Issued	Accounting Impact
1	04/26/21	$—	April 20, 2026	12.30%	—	$—	$—	150,000	Extinguishment	(B)
2	05/26/21	1,500	April 20, 2026	12.30%	—	—	750	3,000,000	Modification	(F)
3	08/12/21	500	April 20, 2026	12.30%	—	—	250	2,000,000	Modification	(F)
4	08/31/21	1,100	April 20, 2026	12.30%	—	—	550	—	Modification	(F)
5	10/08/21	725	April 20, 2026	12.30%	—	—	363	—	Extinguishment	(F)
6	11/05/21	800	April 20, 2026	12.30%	—	—	800	7,500,000	Modification	(F)
7	12/23/21	500	April 20, 2026	12.30%	—	70	500	—	Modification	(F)
		$5,125				$70	$3,213	12,650,000

8	01/26/22	350	April 20, 2026	12.30%	—	—	350	—	Modification	(F)
9	02/11/22	250	April 20, 2026	4.00%	8.30%	—	13	—	Modification	(G)
10	03/11/22	300	April 20, 2026	4.00%	8.30%	—	15	—	Modification	(G)
11	03/25/22	500	April 20, 2026	4.00%	8.30%	—	25	—	Modification	(G)
12	04/15/22	450	April 20, 2026	4.00%	8.30%	—	23	—	Modification	(G)
13	05/10/22	500	April 20, 2026	4.00%	8.30%	35	25	—	Modification	(G)
14	06/10/22	350	April 20, 2026	4.00%	8.30%	—	18	—	Modification	(G)
15	07/08/22	350	April 20, 2026	4.00%	8.30%	—	18	—	Modification	(G)
		$3,050				$35	$487	—

16	02/10/23	1,500	April 20, 2026	4.00%	8.30%	—	75	—	Modification	(G)
17	04/20/23	26,316	April 20, 2026	15.00%	—%	35	708	21,401,993	Extinguishment	(C)
19	07/28/23	2,000	December 31, 2024	4.00%	8.30%	—	100	—	Modification	(G)
		$29,816				$35	$883	21,401,993

20	06/30/24	—	—	—%	—%	35	672	—	Modification	(I)

Total		$37,991				$175	$5,255	34,051,993

(A)	Added and capitalized to the principal amount of the original loan and the original loan terms apply.

(B)
The Centre Lane Senior Secured Credit Facility was amended to permit the Company to raise up to $6.0 million of total cash proceeds from the sale of its preferred stock prior to December 31, 2021, without having to make a mandatory prepayment of the loans. Additionally, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum.

(C)	15% PIK until April 20, 2024, then 5% cash and 10% PIK thereafter.

(D)	New rates in effect in connection with Amendment 19, Amendment 1 through 8, the PIK rate was 10%.

(E)	New rates in effect in connection with Amendment 19, Amendment 9 through 16, the cash rate was 8%.

(F)	First In Last Out Loans.

(G)	Last In First Out Loans.

(H)	As discussed above, there was no impact on principal or interest and no fees incurred by the Company as a result of Amendment 18, thus it is not included in above table.

(I)	New rates and repayment terms in connection with Amendment 20.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Draws advanced by Amendments 2 through 8 totaling $5.5 million and exit fees totaling $3.6 million, were due for full repayment on February 28, 2022; prior to this date, the loan agreement allowed the Company to waive the accrual of interest on these amounts. There was no repayment of these amounts, and as a result, on March 11, 2022, amendment 10 was executed, changing the repayment date of the outstanding principal, and commencing interest accrual on the exit fees.

All amounts advanced for Amendments 9 through 16 were due on June 30, 2023 along with accrued and unpaid interest, however, the maturity date was changed to April 20, 2026 with amendment 17. The outstanding amount at June 30, 2024 is $7.1 million, inclusive of interest paid in kind.
As of June 30, 2024 and December 31, 2023, the carrying value of the Centre Lane Senior Secured Credit Facility was $69.5 million and $64.3 million, respectively, net of unamortized debt discount of $5.1 million and $6.0 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

During the three months ended June 30, 2024, and 2023, the Company recorded amortization of debt discount of $936,000 and $536,000, respectively on the Centre Lane Senior Secured Credit Facility. Amortization of debt discount was $1.6 million and $837,000 for the six months ended June 30, 2024 and 2023, respectively.

Interest expense for the three and six months ended June 30, 2024, and 2023 consisted of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$2,424	$1,707	$4,800	$2,570
Amortization	936	536	1,552	837
Total interest expense	$3,360	$2,243	$6,352	$3,407

NOTE 11 – 10% CONVERTIBLE PROMISSORY NOTES

On November 30, 2018, the Company issued 10% convertible promissory notes ("Convertible Notes") in the amount of $80,000 to our then Chairman of the Board, a related party. The Convertible Notes are unsecured and matured five years from issuance and were convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share. A beneficial conversion feature existed on the date the Convertible Notes were issued whereby the fair value of the underlying common stock into which the Convertible Notes was convertible was in excess of the face value of the Convertible Notes of $80,000.

The principal balance of these Convertible Notes payable was $80,000 at June 30, 2024 and December 31, 2023.

Interest expense for the Convertible Notes was $2,000 and $6,000 for the three months ended June 30, 2024 and 2023, respectively. Interest expense for 2023 includes interest of $2,000 and discount amortization of $4,000, respectively.

Interest expense for the Convertible Notes was $4,000 and $11,000 for the six months ended June 30, 2024 and 2023, respectively. Interest expense for 2023 includes interest of $4,000 and discount amortization of $7,000, respectively.

The outstanding principal and interest on the Convertible Notes was due and payable in November 2023. The loan remains unpaid at June 30, 2024 with outstanding principal of $80,000 and interest payable of $43,000. The Convertible Notes and outstanding interest were repaid subsequent to the period end.

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
June 30, 2024
(Unaudited)

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

At June 30, 2024 and December 31, 2023, the operating lease right-of-use asset was $273,000 and $306,000, respectively, and is included under assets on the consolidated balance sheet.

At June 30, 2024 and December 31, 2023, the operating lease right-of-use liability was $273,000 and $303,000, respectively, including the current portion of $71,000 and $64,000, respectively, and is included under liabilities on the consolidated balance sheet.
Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $39,000 and $40,000 for the three months ended June 30, 2024 and 2023, respectively. Operating lease expense was approximately $79,000 and $81,000 for the six months ended June 30, 2024 and 2023, respectively.
The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and are recognized in rent expense when incurred and not included in the measurement of the lease liability.

Operating Lease Subleases

During the three and six months ended June 30, 2024, the Company entered into two sublease agreements for its Boca Raton corporate office suites. The subleases will continue for the remaining term on the initial lease agreement of 3 years with no option to extend. The aggregate minimum annual rental income under the subleases is approximately $137,000 with 3% escalations per annum. The Company retained the ability to use the address as its corporate office.

At June 30, 2024 and December 31, 2023, the operating lease subleases right-of-use asset was $440,000 and $0, respectively, inclusive of current portion of $135,000 and $0, respectively, and is included under assets on the consolidated balance sheet.

At June 30, 2024 and December 31, 2023, the operating lease subleases right-of-use liability was $426,000 and $0, respectively, and is included under liabilities on the consolidated balance sheet.
Operating lease subleases income was approximately $17,000 and $0, for the three and six months ended June 30, 2024 and 2023, respectively.

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years.

At June 30, 2024 and December 31, 2023, finance lease asset was $51,000 and $60,000, respectively, and is included under assets on the consolidated balance sheets.

At June 30, 2024 and December 31, 2023, finance lease liability was $51,000 and $60,000, respectively, including the current portion of $20,000 and $18,000, respectively, and is included under liabilities on the consolidated balance sheets.

Finance lease expense for the three months ended June 30, 2024 was $7,000, inclusive of interest of $3,000 and amortization of $4,000, and $14,400 for the six months ended June 30, 2024, inclusive of interest of $6,000 and amortization of $8,500, which amounts are included in general and administrative expense in the statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

As of June 30, 2024 and December 31, 2023, the right-of-use asset and lease liability for the operating and finance lease are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets
Operating lease	$273	$306
Operating lease sublease, current	135	—
Operating lease sublease, net of current portion	305	—
Finance lease(1)	51	60
	$764	$366

Liabilities
Operating lease liability, current	$71	$64
Operating lease liability, net of current portion	202	239
Operating lease sublease liability	426	—
Total operating lease liability	$699	$303

Finance lease obligations, current	$20	$18
Finance lease obligations, net of current portion	31	42
Total finance lease obligations	$51	$60

Weighted average remaining lease terms (in years):
Operating lease	3.25	3.75
Finance lease	2.25	2.75

Weighted average discount rate:
Operating lease	14.39%	14.39%
Finance lease	21.12%	21.12%
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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

NOTE 14 – REVENUE RECOGNITION
The following table represents our revenue disaggregated by type:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Digital publishing	$516	$1,444	$950	$2,399
Advertising technology	3,587	1,961	6,212	2,504
Consumer insights	6,677	6,896	13,367	6,896
Creative services	1,657	1,666	3,715	1,666
Media services	566	649	1,206	649
Total revenue	$13,003	$12,616	$25,450	$14,114
Geographic Information
Revenue by geographical region consists of the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
United States	$13,003	$12,616	$25,450	$14,077
Israel	—	—	—	37
Total revenue	$13,003	$12,616	$25,450	$14,114
Revenue by geography is based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% of total revenue for the three months ended June 30, 2024 and 2023, respectively, and 100% for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, and December 31, 2023, approximately 100% of our long-lived assets were attributable to operations in the United States. Long-lived assets include websites and other intangibles assets that are utilized in overall revenue generation.
Deferred Revenue
The movement in deferred revenue during the six months ended June 30, 2024 and the year ended December 31, 2023 comprised the following:

(in thousands)	June 30, 2024	December 31, 2023
Deferred revenue at start of the period	$4,569	$737
Amounts invoiced during the period	20,985	31,864
Business combination	—	4,534
Less: revenue recognized during the period	(19,745)	(32,566)
Deferred revenue at end of the period	$5,809	$4,569

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

NOTE 15 – STOCK BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board of Directors adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of June 30, 2024, 12,273,640 shares were remaining under the Stock Option Plan for future issuance.
Options
As of June 30, 2024, options to purchase 10,226,360 shares of common stock were outstanding in the aggregate, under the Company's 2013 Stock Option Plan, 2015 Stock Option Plan, 2019 Stock Option Plan, and the Stock Option Plan at a weighted average exercise price of $0.12 per share. No further grants can be made under any of the Company's stock option plans other than the Stock Option Plan.
Compensation expense recorded in connection with the Stock Option Plan was $70,000 and $33,000 for the three months ended June 30, 2024 and 2023, respectively, with $135,000 and $58,000 for the six months ended June 30, 2024 and 2023, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.
The following table presents the activity of the Company’s outstanding common stock options for the six months ended June 30, 2024:

Common Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	10,728,360	$0.12	8.7	$568
Exercised	(63,250)	$0.01	—	$2
Forfeited	(326,250)	$0.19	—	$—
Expired	(112,500)	$0.20	—	—
Balance Outstanding, June 30, 2024	10,226,360	$0.12	8.2	$152
Exercisable at, June 30, 2024	2,593,441	$0.24	6.4	$82
Unvested at, June 30, 2024	7,632,919	$0.08	8.8	$71
As of June 30, 2024, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $322,000 to be recognized through July 2027.
The following table provides the weighted average assumptions used in determining the fair value of the stock option awards for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Expected Term (years)	0	6.25
Expected volatility	—%	499%
Risk free interest rate	—%	3.59%
Dividend yield	—%	—%
Expected forfeiture rate	—%	—%

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

During the six months ended June 30, 2023, 535,000 options were issued, there were no options issued for the same period of 2024.
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

The below table shows the quantitative information for assets measured at fair value on a non-recurring basis:

($ in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Rate (Weighted Average Cost of Capital

Goodwill	$7,785	Discounted cash flow	Discount rate	21.12%

Intangible assets, net	$14,344	Discounted cash flow	Discount rate	21.12%

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

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

Amendment seventeen was considered an extinguishment. The Company utilized a third party valuation company to calculate the present value of the cash flows under the terms of the amendment and determined if it was considered substantially different by at least 10% from the present value of the remaining cash flow of the original debt instrument.
NOTE 17– COMMITMENTS AND CONTINGENCIES
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

The Company is party to various other legal proceedings that arise in the ordinary course of business, separate from normal course accounts receivable collections matters. Due to the inherent difficulty of predicting the outcome of these other legal proceedings, the Company cannot predict the eventual outcome of these matters, and it is reasonably possible

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

that some of them could be resolved unfavorably to the Company. As a result, it is possible that the Company’s results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies. The outcome is not determinable as of the issuance of these financial statements.
NOTE 18 – SHAREHOLDERS’ DEFICIT
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
•shares are convertible into our common stock at the holder’s option on a one for one basis;
•shares are entitled to a liquidation preference equal to a return of the capital invested; and
•each share will automatically convert into shares of common stock five years from the date of issuance or upon a change in control.

Both the voluntary and automatic conversion formulas are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

There were no shares of preferred stock issued or outstanding at June 30, 2024, and December 31, 2023.

At June 30, 2024 and December 31, 2023, there was an accrued unpaid preference dividend of $692,000. This amount is payable to the Company's former Chairman, Mr. Kip Speyer, and is included under other liabilities in the consolidated balance sheet at June 30, 2024.
Common Stock
Shares of Common Stock under the Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of June 30, 2024, 12,273,640 shares were remaining under the 2022 Stock Option Plan for future issuance.
Issue of Common Stock
During the three and six months ended June 30, 2024, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	Shares (#)	Value	Shares (#)	Value
Common stock issued for options exercised	63,250	$1	63,250	$1
Common stock issued for services rendered	—	—	279,452	16
	63,250	$1	342,702	$17
During the three and six months ended June 30, 2023, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Shares (#)	Value	Shares (#)	Value
Shares issued to Centre Lane related to debt financing	21,401,993	$1,926	21,401,993	$1,926
Common stock issued for options exercised	70,000	1	70,000	1
Common stock issued for services rendered	—	—	190,000	31
	21,471,993	$1,927	21,661,993	$1,958
Treasury Stock

During the six months ended June 30, 2024, one shareholder relinquished 525,000 shares of the Company's common stock, which were acquired by the Company for a value of $0. A total of 1,350,175 shares of the Company's common stock, with a value of $220,000, are being held as Treasury Stock by the Company.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Warrants
At June 30, 2024 and December 31, 2023, we had 18,869,316 and 21,362,066 common stock warrants outstanding to purchase shares of our common stock with exercise prices ranging between $0.65 and $1.00 per share.
Approximately 1,579,000 and 2,492,750 common stock warrants expired during the three and six months ended June 30, 2024, respectively, and 4,825,000 common stock warrants expired during the three and six months ended June 30, 2023.
A summary of the Company’s warrants outstanding as of June 30, 2024 and December 31, 2023, is presented below:

Warrants as of June 30, 2024
Exercise Price	Number Outstanding	Gross cash proceeds if exercised
$1.00	4,202,808	$4,203
$0.75	14,666,508	$11,000
	18,869,316	$15,203

Warrants as of December 31, 2023
Exercise Price	Number Outstanding	Gross cash proceeds if exercised
$1.00	4,992,308	$4,992
$0.75	15,456,008	$11,592
$0.65	913,750	$594
	21,362,066	$17,178
NOTE 19 – LOSS PER SHARE

As of June 30, 2024, and 2023, there were 172,445,836 and 172,106,629 shares of common stock issued, respectively, and 171,095,661 and 171,281,454 shares of common stock outstanding, respectively. Outstanding shares as of June 30, 2024, and 2023, have been adjusted to reflect 1,350,175 and 825,175 treasury shares, respectively.

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

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The following tables reconcile actual basic and diluted earnings per share for the three and six months ended June 30, 2024, and 2023.

(in thousands, except share data)	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Loss per share:
Numerator:
Net loss	$(5,208)	$(6,071)	$(9,974)	$(9,867)
Denominator
Weighted-average common shares outstanding
Basic and diluted	171,095,661	166,779,390	171,155,364	158,291,304
Net loss per common share
Basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.06)
The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three and six months ended June 30, 2024, and 2023 were as follows:

	June 30,
	2024	2023
Shares unvested and subject to exercise of stock options	10,226,360	5,956,785
Shares subject to exercise of warrants	18,869,316	31,173,316
Shares subject to conversion of convertible notes	—	200,000
NOTE 20 – RELATED PARTIES
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

BV Agency, LLC, and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

SEC rules define a related party as including (i) any director or executive officer of the Company, or any immediate family member thereof, (ii) any director nominee, or any immediate family member thereof, and (iii) a 5% or greater shareholder of the Company, or any immediate family member thereof. As a result, BV Agency, LLC, and Centre Lane Partners together are considered to be related parties of the Company. Through June 30, 2024, the Company has entered into 20 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $74.6 million and $70.2 million as of June 30, 2024 and December 31, 2023, respectively. See Note 10, Centre Lane Senior Secured Credit Facility for details on this facility.
Convertible Promissory Note
As discussed in Note 11, 10% Convertible Promissory Notes, the note payable to the former Chairman of the Board amounted to $80,000 as of June 30, 2024, and December 31, 2023, respectively. See Note 11, 10% Convertible Promissory Notes for further discussion on these notes payable.

BRIGHT MOUNTAIN MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Preferred Stock
At June 30, 2024 and December 31, 2023, there was an accrued unpaid preference dividend of $692,000. This amount is payable to the Company's former Chairman, Mr. Kip Speyer.
NOTE 21 – INCOME TAXES
The Company recorded a tax provision of $0 for the three and six months ended June 30, 2024, and 2023, due in large part to its expected tax losses for the period and maintained a full valuation allowance against its net deferred tax assets.
At June 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and six months ended June 30, 2024, and 2023.
NOTE 22 – SUBSEQUENT EVENTS
Repayment of 10% Convertible Promissory Notes
On July 1, 2024, the Company repaid the outstanding principal of $80,000 and interest of $43,000 on the Convertible Notes due to its former Chairman of the Board.
Appointment of Directors
On August 8, 2024, the Board of the Company appointed Ms. Elaine Riddell, Mr. Joseph T. Pergola, and Mr. Thomas A. Triscari as directors of the Company, effective as of August 8, 2024. Each of Ms. Riddell and Messrs. Pergola and Triscari will serve as a director of the Company until the next annual meeting of shareholders, or until his or her successor is elected and qualified. The Board has determined that each of Ms. Riddell and Messrs. Pergola and Triscari qualifies as an independent director under the New York Stock Exchange listing standards. The Board has also determined that Mr. Triscari qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

Ms. Riddell will serve on the Corporate Governance and Nominating Committee of the Board, Mr. Pergola will serve on the Audit Committee of the Board, including as the chairperson thereof, and Mr. Triscari will serve on the Compensation Committee of the Board, including as the chairperson thereof, and on the Audit Committee of the Board.

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

During the year ended December 31, 2023, the Company completed the acquisition of two business units of Big Village (Big Village Insights, Inc., and Big Village Agency LLC (together, referred to as the "Big Village Entities")), in an all-cash transaction funded by the Centre Lane Senior Secured Credit Facility (the "Big Village Acquisition").

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

Advertising Technology

Our advertising technology division focuses on delivering targeted ads to audiences on owned and operated sites as well as third-party publishers in a cost-effective manner through the deployment of proprietary technologies. By developing our own proprietary technology stack, we are able to pass along efficiencies to both the demand and supply side of the ecosystem. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both demand (buy side) and publisher supply (sell side) programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, CTV, and in-app). Programmatic advertising relies on software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with a bid price offered by advertisers.

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

Media Services

Our media services division focuses on advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. Our aim is to empower clients to access the most sought-after advertising spaces across diverse platforms tailored to their specific needs and preferences. Our data-driven approach ensures that ad placements are not only well-targeted, but also continuously optimized for maximum efficiency and return on investment. Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us an indispensable partner in the success of our clients' advertising and marketing endeavors.

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

Limited Number of Customers. During the six months ended June 30, 2024 and 2023, one customer represented 14.2% and 12.7% of revenue, respectively.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and six months ended June 30, 2024 and 2023:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$13,003	$12,616	$25,450	$14,114
Cost of revenue	9,581	8,408	18,892	9,378
Gross margin	3,422	4,208	6,558	4,736
General and administrative expenses	5,310	8,128	10,552	11,556
Financing and other expense, net	(3,320)	(2,151)	(5,980)	(3,047)
Net loss from operations	(5,208)	(6,071)	(9,974)	(9,867)

Adjusted EBITDA(1)	$(920)	$(1,856)	$(2,023)	$(3,942)

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
Revenue increased $387,000, or 3%, for the three months ended June 30, 2024, compared to the same period in 2023. Revenue increased $11.3 million, or 80%, for the six months ended June 30, 2024, compared to the same period in 2023. See below for a detailed analysis of revenue for the three and six months ended June 30, 2024, and 2023.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers, and sales commission.

Cost of revenue increased approximately $1.2 million, or 14%, for the three months ended June 30, 2024 compared to the same period in 2023. Cost of revenue increased approximately $9.5 million, or 101%, for the six months ended June 30, 2024 compared to the same period in 2023. See below for a detailed analysis of cost of revenue for the three and six months ended June 30, 2024, and 2023.

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

General and administrative expenses decreased approximately $2.8 million, or 35%, for the three months ended June 30, 2024 compared to the same period in 2023. General and administrative expenses decreased approximately $1.0 million, or 9%, for the six months ended June 30, 2024 compared to the same period in 2023. See below for a detailed analysis of general and administrative expenses for the three and six months ended June 30, 2024 and 2023.
Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Net loss from operations for the quarter ended June 30, 2024 was $5.2 million as compared to a net loss of $6.1 million for the same period in 2023. The following is our analysis for the period.

(in thousands)	Three Months Ended June 30,
	2024	2023	Change	% Change
Revenue	$13,003	$12,616	$387	3%	increased
Cost of revenue	9,581	8,408	1,173	14%	increased
Gross margin	3,422	4,208	(786)	(19)%	decreased
General and administrative expense	5,310	8,128	(2,818)	(35)%	decreased
Loss from operations	(1,888)	(3,920)	2,032	(52)%	decreased
Financing and other expense, net	(3,320)	(2,151)	(1,169)	54%	increased
Net loss from operations	$(5,208)	$(6,071)	$863	(14)%	decreased

Gross margin %	26%	33%	(7)%	(21)%	decreased

Revenue

Our revenue showed an overall increase of $387,000, or 3%, for the three months ended June 30, 2024, compared to the same period in 2023.

Revenue in our digital publishing division was significantly impacted by macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns and reduction in website traffic. This reduction was offset by an increase in our advertising technology division which was driven by our ability to leverage our resources to attract top advertisers, which in turn has allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

The Company focuses on digital publishing, advertising technology, consumer insights, creative and media services. Revenue generated by each such division is set forth below:

(in thousands)	Three Months Ended June 30,
	2024	2023	Change	% Change
Digital publishing	$516	$1,444	$(928)	(64)%	decreased
Advertising technology	3,587	1,961	1,626	83%	increased
Consumer insights	6,677	6,896	(219)	(3)%	decreased
Creative services	1,657	1,666	(9)	(1)%	decreased
Media services	566	649	(83)	(13)%	decreased
	$13,003	$12,616	$387	3%	increased

Digital Publishing

Digital publishing revenue decreased by $928,000, or 64%, for the three months ended June 30, 2024,compared to the same period in 2023. Approximately $516,000, or 4%, of the Company’s revenue for the three months ended June 30, 2024, was generated from our digital publishing customers, compared to $1.4 million, or 11%, for the same period in 2023. This division was significantly impacted by macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns and reduction in website traffic.

Advertising Technology

Advertising technology revenue increased by $1.6 million, or 83%, for the three months ended June 30, 2024, compared to the same period in 2023. Approximately $3.6 million, or 28%, of the Company’s revenue for the three months ended June 30, 2024, was generated from our advertising technology customers compared to $2.0 million, or 16%, for the same period in 2023. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn has allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue decreased by $219,000, or 3%, for the three months ended June 30, 2024, compared to the same period in 2023. Approximately $6.7 million, or 51%, of the Company’s revenue for the three months ended June 30, 2024, was generated from our consumer insights customers compared to $6.9 million, or 55%, for the same period in 2023.

Creative Services

Creative services revenue remained consistent for the three months ended June 30, 2024, compared to the same period in 2023. Approximately $1.7 million, or 13%, of the Company’s revenue for the three months ended June 30, 2024 and 2023, was generated from our creative services customers.

Media Services

Media services revenue decreased by $83,000, or 13%, for the three months ended June 30, 2024, compared to the same period in 2023. Approximately $566,000, or 4%, of the Company’s revenue for the three months ended June 30, 2024, was generated from our consumer insights customers compared to $649,000, or 5%, for the same period in 2023.
Cost of Revenue

(in thousands)	Three Months Ended June 30,
	2024	2023	Change	% Change
Direct salaries and labor cost	$2,146	$2,528	$(382)	(15)%	decreased
Direct project cost	3,050	2,576	474	18%	increased
Non-direct project cost	1,616	1,636	(20)	(1)%	decreased
Publisher cost	2,300	1,131	1,169	103%	increased
Content creation	160	307	(147)	(48)%	decreased
Sales commission	246	196	50	26%	increased
Other	63	34	29	85%	increased
	$9,581	$8,408	$1,173	14%	increased

Cost of revenue increased $1.2 million, or 14%, for the three months ended June 30, 2024, compared to the same period for 2023.

Direct Salaries and Labor Cost
Direct salaries and labor cost decreased $382,000, or 15%, for the three months ended June 30, 2024, when compared to the same period in 2023. Approximately $2.1 million, or 22%, of the Company's cost of revenue for the three months ended June 30, 2024, was a result of direct salaries and labor cost compared to $2.5 million, or 31% the same period in 2023. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative and media services divisions.
Direct Project Cost

Direct project cost increased $474,000, or 18%, for the three months ended June 30, 2024 when compared to the same period in 2023. Approximately $3.1 million, or 32%, of the Company's cost of revenue for the three months ended June 30, 2024, was a result of direct project cost compared to $2.6 million, or 31%, during the same period in 2023. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative and media services divisions.
Non-Direct Project Cost
Non-direct cost was $1.6 million, or 17%, of the Company's cost of revenue for the three months ended June 30, 2024, compared to $1.6 million, or 19%, for the same period in 2023. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights, creative and media services divisions.
Publisher Cost
Publisher cost was $2.3 million, which represents 24% of overall cost of revenue, and $1.1 million, or 13%, of overall cost of revenue, for the three months ended June 30, 2024 and 2023, respectively. We experienced an increase of $1.2 million, or 103%, for the three months ended June 30, 2024, compared to the same period in 2023. This increase is consistent with the increase noted in revenue for our advertising technology division. These costs represent payments to media providers and website publishers.
Gross Margin
Gross margin was $3.4 million, and $4.2 million for the three months ended June 30, 2024 and 2023, respectively. Our gross margin decreased $786,000, or 19%, for the three months ended June 30, 2024, when compared to the same period of 2023. Gross margin as a percentage of revenue decreased to 26% for the three months ended June 30, 2024 compared to 33% for the same period of 2023.
General and Administrative Expenses

(in thousands)	Three Months Ended June 30,
	2024	2023	Change	% Change
Personnel cost	$2,385	$2,771	$(386)	(14)%	decreased
Legal expense	508	607	(99)	(16)%	decreased
Professional fees	757	2,789	(2,032)	(73)%	decreased
Insurance	211	272	(61)	(22)%	decreased
Depreciation and amortization expense	516	766	(250)	(33)%	decreased
Data processing	296	164	132	80%	increased
Website expense	379	378	1	—%	increased
Other	258	381	(123)	(32)%	decreased
Total	$5,310	$8,128	$(2,818)	(35)%	decreased

Gross margin as a percentage of general and administrative expense	64%	52%	12%	23%

General and administrative expenses decreased by $2.8 million, or 35%, for the three months ended June 30, 2024, compared to the same period in 2023. The reduction is due to a combination of factors as discussed below.

Personnel Cost

Personnel cost decreased by approximately $386,000, or 14%, for the three months ended June 30, 2024, compared to the same period in 2023. This change is mainly driven by a decrease in the Company's head count by a net change of 24 employees, including 13 employees that were terminated as a reduction in force. The Company incurred severance cost of approximately $75,000 in connection with this reduction.

The Company incurred severance cost of approximately $114,000 associated with a headcount reduction during the three months ended June 30, 2023.

The Company employee's headcount was 150 and 232 at June 30, 2024 and 2023, respectively.

Legal Fees

Legal fees decreased by $99,000, or 16%, for the three months ended June 30, 2024, compared to the same period in 2023. Approximately $359,000 of legal fees for the three months ended June 30, 2023, represented costs associated with the Big Village Acquisition.

Professional Fees

Professional fees decreased by $2.0 million, or 73%, for the three months ended June 30, 2024, compared to the same period in 2023. Approximately $685,000 of professional fees for the three months ended June 30, 2023, represented costs associated with the Big Village Acquisition.

Data Processing

Data processing increased by $132,000, or 80%, for the three months ended June 30, 2024, compared to the same period in 2023. The Big Village Acquisition was completed in April 2023, and is the main driver of the increase in data processing.

Financing and Other Expense, Net

(in thousands)	Three Months Ended June 30,
	2024	2023	Change	% Change
Interest expense	$3,372	$2,254	$1,118	50%	increased
Other expense (income)	(53)	(103)	50	(49)%	decreased
Total financing and other expense, net	$3,319	$2,151	$1,168	54%	increased

Financing and other expense, net increased by $1.2 million, or 54%, for the three months ended June 30, 2024, compared to the same period in 2023. This increase was largely attributable to a $1.1 million increase in interest expense related to the Centre Lane Senior Secured Credit Facility, which reflected higher principal and fees due to the Centre Lane Senior Secured Credit Facility amendments during the year ended December 31, 2023.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net loss from operations for the six months ended June 30, 2024 was $10.0 million as compared to a net loss of $9.9 million for the same period in 2023. The following is our analysis for the period.

(in thousands)	Six Months Ended June 30,
	2024	2023	Change	% Change
Revenue	$25,450	$14,114	$11,336	80%	increased
Cost of revenue	18,892	9,378	9,514	101%	increased
Gross margin	6,558	4,736	1,822	38%	increased
General and administrative expense	10,552	11,556	(1,004)	(9)%	decreased
Loss from operations	(3,994)	(6,820)	2,826	(41)%	decreased
Financing and other expense, net	(5,980)	(3,047)	(2,933)	96%	increased
Net loss	$(9,974)	$(9,867)	$(107)	1%	increased

Gross margin %	26%	34%	(8)%	(23)%	decreased
Revenue
Our revenue showed an overall increase of $11.3 million, or 80%, for the six months ended June 30, 2024 compared to the same period in 2023. For the six months ended June 30, 2024, revenue includes $18.3 million, which represents the impact of the Big Village Acquisition, which was completed in April 2023. This compares to $9.2 million for the same period in 2023. As a result, the acquisition contributed to revenue for three months of the prior period and for the full six months of the current period and is the main driver of the increase in revenue for the six months ended June 30, 2024.
The Company focuses on digital publishing, advertising technology, consumer insights, creative and media services. Revenue generated by each division are set forth below:

(in thousands)	Six Months Ended June 30,
	2024	2023	Change	% Change
Digital publishing	$950	$2,399	$(1,449)	(60)%	decreased
Advertising technology	6,212	2,504	3,708	148%	increased
Consumer insights	13,367	6,896	6,471	94%	increased
Creative services	3,715	1,666	2,049	123%	increased
Media services	1,206	649	557	86%	increased
	$25,450	$14,114	$11,336	80%	increased

Digital Publishing

Digital publishing revenue decreased by $1.5 million, or 60%, for the six months ended June 30, 2024, compared to the same period in 2023. Approximately $950,000, or 4%, of the Company’s revenue for the six months ended June 30, 2024, was generated from our digital publishing customers compared to $2.4 million, or 17%, for the same period in 2023. This division was significantly impacted by macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns and reduction in website traffic.

Advertising Technology

Advertising technology revenue increased by $3.7 million, or 148%, for the six months ended June 30, 2024, compared to the same period in 2023. Approximately $6.2 million, or 24%, of the Company’s revenue for the six months ended June 30, 2024, was generated from our advertising technology customers compared to $2.5 million, or 18%, for the same period in 2023. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn has allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue increased by $6.5 million, or 94%, for the six months ended June 30, 2024, compared to the same period in 2023. Approximately $13.4 million, or 53%, of the Company’s revenue for the six months ended June 30, 2024 was generated from our consumer insights customers compared to $6.9 million, or 49%, for the same period in 2023. As discussed above, the Big Village Acquisition was completed in April 2023, and contributed to revenue for three months of the prior period and for the full six months of the current period and is the main driver of the increase in consumer insights revenue for the six months ended June 30, 2024.

Creative Services

Creative services revenue increased by $2.0 million, or 123%, for the six months ended June 30, 2024, compared to the same period in 2023. Approximately $3.7 million, or 15%, of the Company’s revenue for the six months ended June 30, 2024, was generated from our creative services customers compared to $1.7 million, or 12%, for the same period in 2023. As discussed above, the Big Village Acquisition was completed in April 2023, and contributed to revenue for three months of the prior period and for the full six months of the current period and is the main driver of the increase in creative services revenue for the six months ended June 30, 2024.

Media Services

Media services revenue increased by $557,000, or 86%, for the six months ended June 30, 2024, compared to the same period in 2023. Approximately $1.2 million, or 5%, of the Company’s revenue for the six months ended June 30, 2024, was generated from our media services customers compared to $649,000, or 5%, for the same period in 2023. As discussed above, the Big Village Acquisition was completed in April 2023, and contributed to revenue for three months of the prior period and for the full six months of the current period and is the main driver of the increase in media services revenue for the six months ended June 30, 2024.

Cost of Revenue

(in thousands)	Six Months Ended June 30,
	2024	2023	Change	% Change
Direct salaries and labor cost	$4,076	$2,528	$1,548	61%	increased
Direct project cost	6,199	2,576	3,623	141%	increased
Non-direct project cost	3,704	1,636	2,068	126%	increased
Publisher cost	4,098	1,617	2,481	153%	increased
Content creation	353	598	(245)	(41)%	decreased
Sales commission	347	247	100	40%	increased
Other	115	176	(61)	(35)%	decreased
	$18,892	$9,378	$9,514	101%	increased
Cost of revenue increased $9.5 million, or 101%, for the six months ended June 30, 2024, compared to the same period of 2023. For the six months ended June 30, 2024, cost of revenue includes $14.0 million, or 74% from the impact of the Big Village Acquisition, which was completed in April 2023. This compares to $6.7 million, or 72%, for the same period in 2023. As a result, the acquisition contributed to cost of revenue for three months of the prior period and for the full six months of the current period and is the main driver of the increase in cost of revenue for the six months ended June 30, 2024.
Direct Salaries and Labor Cost
Direct salaries and labor cost increased $1.5 million, or 61%, for the six months ended June 30, 2024, when compared to the same period in 2023. Approximately $4.1 million, or 22%, of the Company's cost of revenue for the six months ended June 30, 2024 was a result of direct salaries and labor cost compared to $2.5 million, or 27%, for the same period in 2023. As discussed above, the Big Village Acquisition, was completed in April 2023, and contributed to cost of revenue for three months of the prior period and for the full six months of the current period and is the main driver of the increase in direct salaries and labor cost for the six months ended June 30, 2024. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative and media services divisions.
Direct Project Cost
Direct project cost increased $3.6 million, or 141%, for the six months ended June 30, 2024 when compared to the same period in 2023. Approximately $6.2 million, or 33%, of the Company's cost of revenue for the six months ended June 30, 2024, was a result of direct project cost compared to $2.6 million, or 27%, for the same period in 2023. As discussed above, the Big Village Acquisition, was completed in April 2023, and contributed to cost of revenue for three months of the prior period and for the full six months of the current period and is the main driver of the increase in direct project cost for the six months ended June 30, 2024. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative and media services divisions.
Non-Direct Project Cost
Non direct project cost increased $2.1 million, or 126%, for the six months ended June 30, 2024, when compared to the same period in 2023. Approximately $3.7 million, or 20%, of the Company's cost of revenue for the six months ended June 30, 2024, was a result of direct project cost compared to $1.6 million, or 17%, for the same period in 2023. As discussed above, the Big Village Acquisition, was completed in April 2023, and contributed to cost of revenue for three months of the prior period and for the full six months of the current period and is the main driver of the increase in non-

direct project cost for the six months ended June 30, 2024. These costs represent overall client service costs that are not specifically related to a particular project.
Publisher Cost
Publisher cost was $4.1 million, which represents 22% of overall cost of revenue, and $1.6 million, or 17%, of overall cost of revenue for the six months ended June 30, 2024 and 2023, respectively. We experienced an increase of $2.5 million, or 153%, for the six months ended June 30, 2024 compared to the same period in 2023. This increase is consistent with the increase noted in revenue for our advertising technology division. These costs represent payments to media providers and website publishers which drive revenue for our advertising technology division.
Gross Margin
Our gross margin increased $1.8 million, or 38%, for the six months ended June 30, 2024, compared to the same period for 2023. Gross margin as a percentage of revenue decreased to 26% for the six months ended June 30, 2024, compared to 34% for the same period of 2023.
General and Administrative Expenses

(in thousands)	Six Months Ended June 30,
	2024	2023	Change	% Change
Personnel cost	$4,877	$4,516	$361	8%	increased
Legal fees	788	660	128	19%	increased
Professional fees	1,602	3,574	(1,972)	(55)%	decreased
Insurance	414	431	(17)	(4)%	decreased
Depreciation and amortization	1,037	1,160	(123)	(11)%	decreased
Data processing	710	198	512	259%	increased
Website expense	676	687	(11)	(2)%	decreased
Other	448	330	118	36%	increased
Total	$10,552	$11,556	$(1,004)	(9)%	decreased

Gross margin as a percentage of general and administrative expense	62%	41%	21%	51%	increased
General and administrative expenses decreased by $1.0 million, or 9%, for the six months ended June 30, 2024, compared to the same period in 2023. The reduction is primarily due to a combination of factors as discussed below.
Personnel Cost
Personnel cost increased by $361,000, or 8%, for the six months ended June 30, 2024 compared to the same period in 2023.
The Company reduced its head count by 44 employees including 22 employees that were terminated as a reduction in force. The Company incurred severance cost of approximately $93,000 in connection with this reduction. The Company incurred severance cost of approximately $236,000 associated with a head count reduction during the same period for 2023.
Legal Expense
Legal fees increased by $128,000, or 19%, for the six months ended June 30, 2024, compared to the same period in 2023. Approximately $359,000 of legal expense for the six months ended June 30, 2023 represented costs associated with the Big Village Acquisition.
Professional Fees

Professional fees decreased by $2.0 million or 55% for the six months ended June 30, 2024, compared to the same period in 2023. Approximately $685,000 of professional fees for the six months ended June 30, 2023 represented costs associated with the Big Village Acquisition.
Data Processing
Data processing increased by $512,000, or 259%, for the six months ended June 30, 2024, compared to the same period of 2023. As discussed above, the Big Village Acquisition, was completed in April 2023, and contributed to data processing for three months of the prior period and for the full six months of the current period and is the main driver of the increase in data processing for the six months ended June 30, 2024.
Financing and Other Expense, Net

(in thousands)	Six Months Ended June 30,
	2024	2023	Change	% Change
Interest expense	$6,377	$3,428	$2,949	86%	increased
Other expense (income)	(397)	(381)	(16)	4%	increased
Total financing and other expense, net	$5,980	$3,047	$2,933	96%	increased
Financing and other expense, net increased by $2.9 million, or 96%, for the six months ended June 30, 2024, compared to the same period during 2023. This increase was largely attributable to $2.9 million or 86%, increase in interest expense related to the Centre Lane Senior Secured Credit Facility which reflected higher principal and fees due to the Centre Lane Senior Secured Credit Facility amendments during the year ended December 31, 2023.
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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30, 2024
	2024	2023	2024	2023
Net loss before tax plus:	$(5,208)	$(6,071)	$(9,974)	$(9,867)
Depreciation expense	35	39	75	46
Amortization of intangibles	481	728	962	1,114
Amortization of debt discount	936	540	1,552	844
Other interest expense	11	8	21	10
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes - related party	2,426	1,709	4,804	2,573
EBITDA	(1,319)	(3,047)	(2,560)	(5,280)
Stock compensation expense	70	33	135	58
Non-restructuring severance expense	75	114	93	236
Non-recurring professional fees	—	685	—	685
Non-recurring legal fees	254	359	309	359
Adjusted EBITDA	$(920)	$(1,856)	$(2,023)	$(3,942)
Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities, and net working capital (deficit) as of June 30, 2024, as compared to December 31, 2023.

(in thousands)	June 30, 2024	December 31, 2023
Total current assets	$15,959	$19,737
Total current liabilities	29,239	30,802
Net working capital deficit	$(13,280)	$(11,065)

As of June 30, 2024, we had a cash balance of $2.7 million compared with a cash balance of $4.0 million as of December 31, 2023. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See –“Going Concern.”

Going Concern
Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $159.8 million as of June 30, 2024. Cash flows used in operating activities were $385,000 and $3.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had a working capital deficit of approximately $13.3 million, inclusive of $2.7 million in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $6.6 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring, or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Agreement, or raising equity capital. The ability to access the capital markets depends, in part, upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, and reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, is not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial obligations and continue as a going concern.

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

The outstanding principal owed to Centre Lane Partners was $74.6 million and $70.2 million as of June 30, 2024 and December 31, 2023, respectively, and matures on April 20, 2026. Of the amount outstanding at June 30, 2024, approximately $2.3 million is due by December 31, 2024 with $1.9 million due by June 30, 2025. The balance of $70.4 million is due in 2025 or later.

The amount due under the Credit Agreement bears interest at 7.0% per annum plus the Secured Overnight Financing Rate ("SOFR"). At June 30, 2024, the SOFR was 5.30%, thus the overall interest rate on this facility was 12.30% per annum at June 30, 2024.

Interest is paid in kind at 12.30% per annum on approximately $35.4 million of the amount owed under the Credit Agreement, and at 15% per annum on $32.1 million of the amount owed under the Credit Agreement. With respect to the remaining $7.1 million owed under the facility, interest is paid in kind at 4% per annum and in cash at the SOFR plus 3.0% (for a total interest rate of 8.30% per annum at June 30, 2024).

In connection with the Twentieth Amendment, adjustments were made to the interest rate for outstanding loans as follows:

•Changing the last out term loan PIK rate to the SOFR plus 7% until December 31, 2024, and to the SOFR plus 2% (previously 5%) thereafter;

•Conversion of interest payable on the Seventeenth Amendment loans from April 2024 until June 30, 2025 from a combination of cash and PIK to solely PIK at the rate of 15%, with an option to maintain such terms after June 30, 2025 in exchange for an additional 2% PIK fee or transition to payments made 10% PIK and 5% in cash;

•Extending the due date for the 5% exit fee with respect to the Nineteenth Amendment to December 31, 2024;

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, "Centre Lane Senior Secured Credit Facility," to the consolidated financial statements.

10% Convertible Promissory Note

During November 2018, the Company issued a 10% convertible promissory note (the "Convertible Note") in the amount of $80,000 to the former Chairman of the Board, a related party. The Convertible Note is unsecured, matured five years from issuance and was convertible at the option of the holder into shares of our common stock at any time prior to maturity at a conversion price of $0.40 per share. The outstanding principal and interest on the Convertible Note was due and payable in November 2023. At June 30, 2024, approximately $123,000 inclusive of principal and interest is due and payable, and the outstanding principal continues to accrue interest. The amount was paid subsequent to the period end.

For a full description of the Convertible Note, see Note 11, "10% Convertible Promissory Note" to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during the six months ended June 30, 2024 and 2023:

(in thousands)	Six Months Ended June 30, 2024
	2024	2023
Cash flow used in operating activities	$(385)	$(3,594)
Cash flow used in investing activities	(85)	(4)
Cash flow (used in) provided by financing activities	(886)	6,627
Net (decrease) increase in cash and cash equivalents, net of impact of exchange rates	$(1,340)	$3,039

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the six months ended June 30, 2024, used in operating activities was $385,000. The primary factors affecting our operating cash flows during the period were our net loss of $10.0 million, adjusted for non-cash charges of $962,000 for amortization of intangible assets, $1.6 million of amortization of debt discount, $4.5 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, $135,000 for stock compensation expense, and a $2.3 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.6 million decrease in accounts receivable and a $1.2 million increase in deferred revenue. partially offset by a $993,000 decrease in accounts payable, and a $613,000 decrease in other liabilities.

For the six months ended June 30, 2023, cash used in operating activities was $3.6 million. The primary factors affecting our operating cash flows during the period were our net loss of $9.9 million, adjusted for non-cash charges of $1.1 million for amortization of intangible assets, $844,000 of amortization of debt discount, $2.4 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, $58,000 of stock-based compensation expense, and a $1.8 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $3.3 million increase in accounts receivable offset by a $2.3 million increase in accounts payable and accrued expense, an increase in other liabilities of $1.5 million, and a $627,000 increase in deferred revenue.
Investing Activities

Cash used in investing activities of $85,000 and $4,000 for the six months ended June 30, 2024 and 2023, respectively, was due to $14,000 and $4,000, respectively, for the purchase of property and equipment, and $71,000 for website enhancement during the six months ended June 30, 2024.
Financing Activities
During the six months ended June 30, 2024, the Company used cash of $886,000 in financing activities, which is largely attributable to repayment of principal on the Centre Lane Senior Secured Credit Facility of $879,000.

During the six months ended June 30, 2024 and 2023, the Company raised $0 and $6.6 million of debt financing from the Centre Lane Senior Secured Credit Facility, which was used primarily to fund our working capital.
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

As of June 30, 2024, the Company entered into two sublease agreements of its Boca Raton corporate offices. The subleases will continue for the remaining term on the initial lease agreement of 3 years with no option to extend. The aggregate minimum annual rental income under the subleases is approximately $137,000 with 3% escalations per annum. See Note 12, “Leases,” to the Company's consolidated financial statements for details regarding the Company’s lease.

On June 30, 2024, the Company also entered into the Twentieth Amendment to the Credit Facility, which, among other things, restructured certain payments such that the amounts due within the next 12 months were reduced. See Note 10, “Centre Lane Senior Secured Credit Facility,” to the Company’s consolidated financial statements for details regarding the Twentieth Amendment.
There were no other material changes in our contractual obligations and commitments from those disclosed above and in the Annual Report on Form 10-K for the year ended December 31, 2023.
Off-Balance Sheet Arrangements
As of June 30, 2024 and December 31, 2023, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of and for the period ended June 30, 2024, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

As set forth below, management will take steps to remediate the material weaknesses identified below. Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended June 30, 2024.

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

•Collaboration with a third-party company to ensure SOX compliance, establish and document controls related to revenue recognition, accounts payable, and other processes to enhance internal controls over financial reporting; and

•Expansion of our finance department through the hiring of certified public accountants with prior auditing experience, knowledge of SEC filings and technical issues. In the year ended December 31, 2023, two additional certified public accountants were onboarded, tasked with month end close oversights and SEC reporting. We believe this will strengthen our finance department as we work towards developing strong internal controls and providing guidance beyond the finance functions to senior management to support our financial reporting process.

We will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of developments to legal proceedings during the six months ended June 30, 2024, see “Litigation” under Note 17, “Commitments and Contingencies” to our consolidated financial statements.
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.

On August 8, 2024, the Board of Directors (the “Board”) of the Company appointed Ms. Elaine Riddell, Mr. Joseph T. Pergola, and Mr. Thomas A. Triscari as directors of the Company, effective as of August 8, 2024. Each of Ms. Riddell and Messrs. Pergola and Triscari will serve as a director of the Company until the next annual meeting of shareholders, or until his or her successor is elected and qualified. The Board has determined that each of Ms. Riddell and Messrs. Pergola and Triscari qualifies as an independent director under the New York Stock Exchange listing standards. The Board has also determined that Mr. Triscari qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

Ms. Riddell, 69, currently serves as a Managing Director of Oaklins DeSilva + Phillips, a mergers and acquisitions advisory firm, a position she has held since March 2020. Prior to joining Oaklins DeSilva + Phillips, Ms. Riddell served as a Founding Partner of InsightTech Advisors, a business growth advisory firm, a position she held from June 2017 to March 2020. Prior to joining InsightTech Advisors, Ms. Riddell held a number of roles with companies focused on strategic market research. The Board has determined that Ms. Riddell’s extensive experience evaluating, implementing or overseeing strategic acquisitions and business development opportunities, including opportunities in the marketing industry, qualifies her to serve as a member of the Board.

Mr. Pergola, 50, currently serves as the Chief Financial Officer of Truckstop, a freighting software company, a position he has held since April 2024. Prior to joining Truckstop, Mr. Pergola served as the Chief Financial Officer of Connatix, a video platform company, a position he held from September 2022 to April 2024. Prior to joining Connatix, Mr. Pergola served in multiple roles at Integral Ad Science, a media analytics company, including Chief Financial Officer from November 2020 to September 2022 and Chief of Staff from December 2019 to November 2020. Mr. Pergola holds a Bachelor of Science in Business Management from St. Peter’s University and a Masters of Business Administration from Fordham University. The Board has determined that Mr. Pergola’s extensive financial and accounting expertise and his experience serving as a Chief Financial Officer of multiple companies, including companies in the media industry, qualify him to serve as a member of the Board, and as the Company’s “audit committee financial expert.”

Mr. Triscari, 55, currently serves as a Senior Advisor of Landmark Ventures, an investment bank focused on mergers and acquisitions, a position he has held since March 2024. Mr. Triscari also currently serves as the Founder and Applied Advertising Economist of Lemonade Projects, LLC, a programmatic innovation, and advisory firm, positions he has held since July 2020. Prior to founding Lemonade Projects, LLC, Mr. Triscari was a Founder and Managing Partner of Labmatik, a digital media consulting firm, a position he held from February 2015 to July 2020. Mr. Triscari also serves as a non-executive board member of Adslot, a programmatic media company, and as a non-executive board member of Br1dge, a subsidiary of Adslot, positions he has held since August 2021 and January 2024, respectively. Mr. Triscari also serves on the advisory boards of several companies in the digital media industry, including WasteNot since January 2024, Adfidence since July 2023, and Compliant since July 2023. Mr. Triscari is the founder of several thought leadership platforms in the digital media industry, including (FACT) Forensic AdTech Collaborative Thinktank, the AdTech Economic Forum, and the Quo Vadis Newsletter. Mr. Triscari holds a Bachelor of Arts in Economics from the University of California, Los Angeles and a Masters of Business Administration from the University of Notre Dame. The Board has determined that Mr. Triscari’s extensive experience serving in leadership and board roles with multiple digital media companies qualify him to serve as a member of the Board.

Ms. Riddell will serve on the Corporate Governance and Nominating Committee of the Board, Mr. Pergola will serve on the Audit Committee of the Board, including as the chairperson thereof, and Mr. Triscari will serve on the Compensation Committee of the Board, including as the chairperson thereof, and on the Audit Committee of the Board.

Ms. Riddell and Messrs. Pergola and Triscari will participate in the current director compensation arrangements generally applicable to the Company’s non-employee directors as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There are no arrangements or understandings between Ms. Riddell and Messrs. Pergola and Triscari, on the one hand, and any other persons, on the other hand, pursuant to which they were selected as directors. Ms. Riddell and Messrs. Pergola and Triscari have not engaged in any transactions with the Company that would be reportable as related party transactions under Item 404(a) of Regulation S-K.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

4.1	Registration Rights Agreement by and between the Company and W. Kip Speyer, executed June 28, 2024				Filed

10.1	Twentieth Amendment to Amended and Restated Senior Secured Credit Agreement, dated June 30, 2024				Filed

10.2	Annex A to the Credit Agreement dated June 30, 2024				Filed

10.3†	Separation and Release Agreement by and between the Company and W. Kip Speyer, executed June 29, 2024				Filed

10.4†	Separation Agreement by and between the Company and Harry Schulman, executed June 30, 2024				Filed

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1*	Certification of the Principal Executive Officer pursuant to Section 1350				Filed

32.2*	Certification of the Principal Financial Officer pursuant to Section 1350				Filed

101.INS	Inline XBRL Instance Document				Filed

101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHT MOUNTAIN MEDIA, INC.

August 14, 2024	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Ethan Rudin
Ethan Rudin,
Chief Financial Officer (Principal Financial and Accounting Officer)