Form 10-Q
period 2024-09-30
Bright Mountain Media, Inc.
filed 2024-11-12
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-54887

Bright Mountain Media, Inc.

(Exact Name of Registrant as Specified in its Charter)

Florida	27-2977890
State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization	Identification No.

6400 Congress Avenue, Suite 2050, Boca Raton, FL	33487
Address of Principal Executive Offices	Zip Code

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

As of November 11, 2024 there were 171,112,661 shares of the registrant's common stock outstanding.

BRIGHT MOUNTAIN MEDIA, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•
our dependence upon sales of equity securities and borrowings under our credit facility to fund operating capital;
•
our ability to refinance, extend or repay our substantial indebtedness owed to Centre Lane;
•
our ability to detect advertising fraud;
•
the continued appeal of internet advertising;
•
our ability to manage and expand our relationships with publishers;
•
our dependence on revenues from a limited number of customers;
•
the impact of seasonal fluctuations on our revenues;
•
our ability to revise and improve the business plan of our legacy businesses to meet the needs of a broader range of customers;
•
acquisitions of new businesses and our ability to integrate those businesses into our operations;
•
online security breaches;
•
failure to effectively promote our brand and attract advertisers;
•
our ability to predict the impact of COVID-19 and other future pandemics or outbreaks of disease;
•
our ability to protect our content;
•
our ability to protect our intellectual property rights;
•
the success of our technology development efforts;
•
our ability to obtain or maintain key website addresses;
•
the rejection of digital advertising by consumers, through opt-in, opt-out or ad-blocking technologies or other means;
•
restrictions on the use of third-party cookies, mobile device identifiers or other tracking technologies;
•
our dependence on certain third-party service providers;
•
liability related to content which appears on our websites;
•
cybersecurity risk associated with cyber attack or data breach;
•
dependence on executive officers and certain key employees and consultants;
•
our ability to hire qualified personnel;

•
regulatory risks and compliance with privacy laws;
•
risks associated with potential litigation;
•
limitations from our secured indebtedness;
•
substantial doubts about our ability to continue as a going concern;
•
ongoing material weaknesses in our disclosure controls and internal control over financial reporting;
•
the limited public market for our common stock;
•
additional competition resulting from our business expansion strategy;
•
possible problems with our network infrastructure;
•
adverse impacts to our working capital as a result of the amount of cash dividends and outstanding interest we owe and/or pay affiliates;
•
dilution to existing shareholders upon the exercise of outstanding options and warrants;
•
provisions of our charter and Florida law which may have anti-takeover effects;
•
concentration of our stock ownership and control; and
•
our ability to issue additional shares of preferred stock in the future.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “us," “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2024” refers to the three months ended September 30, 2024, “third quarter of 2023” refers to the three months ended September 30, 2023, and “2023” refers to the year ended December 31, 2023. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share figures)

	September 30, 2024	December 31, 2023*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,486	$4,001
Accounts receivable, net	12,401	14,679
Prepaid expenses and other current assets	898	1,057
Total current assets	15,785	19,737
Property and equipment, net	102	199
Intangible assets, net	13,878	15,234
Goodwill	7,785	7,785
Operating lease right-of-use assets	271	306
Other long-term assets	159	156
Total assets	$37,980	$43,417

Liabilities and Shareholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$16,898	$17,497
Other current liabilities	2,793	3,025
Interest payable - 10% convertible promissory notes - related party	-	39
Interest payable - Centre Lane senior secured credit facility - related party	165	-
Deferred revenue	4,768	4,569
Note payable - 10% convertible promissory notes, net of discount - related party	-	80
Note payable - Centre Lane senior secured credit facility - related party (current)	4,122	5,592
Total current liabilities	28,746	30,802
Other long-term liabilities	208	325
Note payable - Centre Lane senior secured credit facility - related party (long-term)	68,414	58,674
Finance lease liabilities	26	42
Operating lease liabilities	207	239
Total liabilities	97,601	90,082

Shareholders' deficit:
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, par value $0.01, 324,000,000 shares authorized, 172,462,836 and 172,103,134 issued, and 171,112,661 and 171,277,959 outstanding at September 30, 2024 and December 31, 2023, respectively	1,725	1,721
Treasury stock at cost, 1,350,175 and 825,175 shares at September 30, 2024 and December 31, 2023, respectively	(220)	(220)
Additional paid-in capital	101,611	101,405
Accumulated deficit	(163,063)	(149,833)
Accumulated other comprehensive income	326	262
Total shareholders' deficit	$(59,621)	$(46,665)
Total liabilities and shareholders' deficit	$37,980	$43,417

* Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share figures)

	Three Months Ended		Nine Months Ended

	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$14,151	$15,289	$39,602	$29,403
Cost of revenue	9,764	11,927	28,656	22,059
Gross margin	4,387	3,362	10,946	7,344
General and administrative expenses	4,414	4,121	14,966	14,923
Impairment of goodwill and intangibles	-	16,259	-	16,259
Loss from operations	(27)	(17,018)	(4,020)	(23,838)

Financing and other expense:
Other income	31	34	428	415
Interest expense - Centre Lane senior secured credit facility - related party	(3,250)	(2,769)	(9,602)	(6,176)
Interest expense - 10% convertible promissory notes - related party	-	(6)	(4)	(17)
Other interest expense	(10)	(8)	(32)	(18)
Total financing and other expense, net	(3,229)	(2,749)	(9,210)	(5,796)

Net loss before income tax	(3,256)	(19,767)	(13,230)	(29,634)
Income tax provision	-	-	-	-
Net loss	$(3,256)	$(19,767)	$(13,230)	$(29,634)

Foreign currency translation	(8)	57	64	190
Comprehensive loss	$(3,264)	$(19,710)	$(13,166)	$(29,444)

Net loss per common share:
Basic	$(0.02)	$(0.12)	$(0.08)	$(0.18)
Diluted	$(0.02)	$(0.12)	$(0.08)	$(0.18)

Weighted average shares outstanding:
Basic	171,104,346	171,285,150	171,138,296	162,670,182
Diluted	171,104,346	171,285,150	171,138,296	162,670,182

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share figures)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2023*	172,103,134	$1,721	(825,175)	$(220)	$101,405	$(149,833)	$262	$(46,665)

Net loss	-	-	-	-	-	(4,766)	-	(4,766)
Common stock issued for services rendered	279,452	3	-	-	13	-	-	16
Treasury stock	-	-	(525,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	65	-	-	65
Foreign currency translation, net	-	-	-	-	-	-	34	34

Balance at March 31, 2024	172,382,586	1,724	(1,350,175)	(220)	101,483	(154,599)	296	(51,316)

Net loss	-	-	-	-	-	(5,208)	-	(5,208)
Common stock issued for options exercised	63,250	1	-	-	-	-	-	1
Stock-based compensation	-	-	-	-	70	-	-	70
Foreign currency translation, net	-	-	-	-	-	-	38	38

Balance at June 30, 2024	172,445,836	1,725	(1,350,175)	(220)	101,553	(159,807)	334	(56,415)

Net loss	-	-	-	-	-	(3,256)	-	(3,256)
Common stock issued for options exercised	17,000	-	-	-	1	-	-	1
Stock-based compensation	-	-	-	-	57	-	-	57
Foreign currency translation, net	-	-	-	-	-	-	(8)	(8)

Balance at September 30, 2024	172,462,836	$1,725	(1,350,175)	$(220)	$101,611	$(163,063)	$326	$(59,621)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2022*	150,444,636	$1,504	(825,175)	$(220)	$98,797	$(114,269)	$117	$(14,071)

Net loss	-	-	-	-	-	(3,796)	-	(3,796)
Common stock issued for services rendered	190,000	2	-	-	29	-	-	31
Stock-based compensation	-	-	-	-	25	-	-	25
Foreign currency translation, net	-	-	-	-	-	-	14	14

Balance at March 31, 2023	150,634,636	1,506	(825,175)	(220)	98,851	(118,065)	131	(17,797)

Net loss	-	-	-	-	-	(6,071)	-	(6,071)
Common stock issued to Centre Lane Partners	21,401,993	214	-	-	1,712	-	-	1,926
Extinguishment of Centre Lane Credit Facility	-	-	-	-	670	-	-	670
Common stock issued for options exercised	70,000	1	-	-	-	-	-	1
Stock-based compensation	-	-	-	-	33	-	-	33
Foreign currency translation, net	-	-	-	-	-	-	119	119

Balance at June 30, 2023	172,106,629	1,721	(825,175)	(220)	101,266	(124,136)	250	(21,119)

Net loss	-	-	-	-	-	(19,767)	-	(19,767)
Common stock issued for options exercised	20,000	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	57	-	-	57
Foreign currency translation, net	-	-	-	-	-	-	57	57

Balance at September 30, 2023	172,126,629	$1,721	(825,175)	$(220)	$101,323	$(143,903)	$307	$(40,772)

*Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net loss	$(13,230)	$(29,634)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	111	84
Interest paid-in-kind on Centre Lane senior secured credit facility - related party	6,906	4,463
Amortization of operating lease right-of-use asset	50	44
Amortization of debt discount	2,243	1,438
Amortization of intangible assets	1,442	1,943
Impairment of goodwill and intangible assets	-	16,259
Stock-based compensation	191	115
Common stock issued for services rendered	16	31
Provision for (recovery of) bad debt	(9)	177
Changes in operating assets and liabilities:
Accounts receivable	2,287	(277)
Prepaid expenses and other assets	159	573
Operating lease liabilities	(36)	(38)
Accounts payable and accrued expenses	(543)	(2,343)
Other liabilities	(363)	2,218
Interest payable - Centre Lane senior secured credit facility - related party	165	-
Interest payable - 10% convertible promissory notes - related party	(39)	6
Deferred revenue	199	(942)
Net cash used in operating activities	(451)	(5,883)

Cash flows from investing activities:
Purchase of property and equipment	(14)	(14)
Capitalization of software development	(86)	-
Net cash used in investing activities	(100)	(14)

Cash flows from financing activities:
Proceeds from stock option exercises	1	1
Principal payments on finance lease liabilities	(13)	-
Proceeds from Centre Lane senior secured credit facility - related party	-	8,626
Repayment of principal on Centre Lane senior secured credit facility - related party	(879)	(270)
Repayment of principal on 10% convertible promissory notes - related party	(80)	-
Net cash (used in) provided by financing activities	(971)	8,357
Effect of foreign exchange rates on cash	7	4
Net (decrease) increase in cash and cash equivalents	(1,515)	2,464
Cash and cash equivalents at the beginning of period	4,001	316
Cash and cash equivalents at the end of period	$2,486	$2,780

Supplemental disclosure of cash flow information:
Cash paid for interest	288	161
Interest paid-in-kind on Centre Lane senior secured credit facility - related party	6,906	4,463

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to Centre Lane for debt financing	-	1,926
Issuance of debt to finance acquisition of Big Village Entities	-	19,874
Extinguishment of Centre Lane credit facility	-	670

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The Company generates revenue through:

•
the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue,
•
facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs"),
•
serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns, and
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2024, and 2023 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2023, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim consolidated financial statements should be read in conjunction with that report.

Going Concern and Liquidity

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $163.1 million as of September 30, 2024. Cash flows used in operating activities were $451,000 and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had approximately a $13.0 million working capital deficit, inclusive of $2.5 million in cash and cash equivalents.

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

September 30, 2024

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the United States, and other foreign countries in which the Company operates.

As of September 30, 2024 and December 31, 2023, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the FDIC insured limit in the amount of $2.1 million as of September 30, 2024, and $3.7 million as of December 31, 2023.

As of September 30, 2024 and December 31, 2023, the Company exceeded the insurance limit of $31,000 for one of its international bank accounts by $86,000 and $31,000, respectively.

Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company's financial condition, results of operations, and cash flows.

At September 30, 2024, and December 31, 2023, the Company had $2.5 million and $4.0 million respectively, in cash and cash equivalents.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2024 and December 31, 2023.

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

Foreign Currency

We translate the consolidated financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, cost and expenses on the date of the transaction. Translation gains and losses as a result of consolidation are included in accumulated other comprehensive income. Transaction gains and losses are included within “general and administrative expense” on the consolidated statements of operations and comprehensive loss.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

We perform credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for current expected credit losses based upon the expected collectability of accounts receivable balances.

The Company generates revenue as follows:

•
the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue,
•
facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs"),
•
serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns, and
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research.

The following table provides information about concentrations that exceed 10% of revenue and accounts receivable for the period:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue Concentration
Customers exceeding 10% of revenue	1	2	1	1
Percentage of revenue:
Customer 1	11.8%	14.8%	13.4%	13.5%
Customer 2	0.0%	14.3%	0.0%	0.0%
Total percentage of revenue	11.8%	29.1%	13.4%	13.5%

	September 30, 2024	December 31, 2023
Accounts Receivable Concentration
Customers exceeding 10% of accounts receivable	3	2
Percentage of accounts receivable:
Customer 1	12.1%	15.7%
Customer 2	11.2%	10.5%
Customer 3	11.1%	0.0%
Total percentage of accounts receivable	34.4%	26.2%

Reclassification

Reclassification of certain accounts has been made to previously reported amounts to conform to their treatment to the current period. Specifically, the Company identified a reclassification for non-direct project cost from personnel cost under general and administrative expenses to cost of revenue on the consolidated statements of operations and comprehensive loss.

These reclassifications had no impact on the previously reported net loss for the three and nine months ended September 30, 2023.

Effective Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard was effective January 1, 2024 (early adoption was permitted, but not earlier than January 1, 2021). This standard did not have an impact on our consolidated financial statements for the period ended September 30, 2024.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	September 30, 2024	December 31, 2023
(in thousands)
Accounts receivable	$10,780	$13,799
Unbilled receivables (1)	1,724	1,252
	12,504	15,051
Less: allowance for current expected credit losses	(103)	(372)
Accounts receivable, net	$12,401	$14,679

(1) - Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoice to the customer.

Accounts receivable, net at January 1, 2023 was $3.6 million.

Expected credit losses (recoveries) were approximately $5,000 and $204,000 for the three months ended September 30, 2024, and 2023, respectively, and $(9,000) and $177,000 for the nine months ended September 30, 2024, and 2023, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	September 30, 2024	December 31, 2023
(in thousands)
Prepaid insurance (1)	$129	$618
Prepaid software	96	46
Deposits	159	156
Subscriptions	517	174
Other current assets (2)	156	219
Total prepaid costs and other assets	1,057	1,213
Less: other long-term assets	(159)	(156)
Prepaid expenses and other current assets	$898	$1,057

(1) - Includes $618,000 which was being paid over a period of time and is included in accounts payable at December 31, 2023.

(2) - Approximately $92,000 is being paid over a period of time and is included in accounts payable at September 30, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	Useful Life	September 30, 2024	December 31, 2023
(in thousands)
Furniture and fixtures	3 - 5	$8	$8
Computer equipment	3	138	190
Computer software	5	206	206
		352	404
Less: accumulated depreciation		(250)	(205)
Property and equipment, net		$102	$199

Depreciation and amortization expense for the three months ended September 30, 2024, and 2023 was $36,000 and $38,000 respectively, and $112,000 and $84,000 for the nine months ended September 30, 2024 and 2023, respectively. The amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 6 – INTANGIBLE ASSETS, NET

Website acquisitions, net, consisted of the following:

	September 30, 2024	December 31, 2023
(in thousands)
Website acquisition assets	$1,125	$1,124
Add: website development costs	86	-
	1,211	1,124
Less: accumulated amortization	(1,125)	(1,123)
Website acquisition assets, net	$86	$1

During the nine months ended September 30, 2024, the Company performed enhancements to its website of approximately $86,000.

Other intangible assets, net consisted of the following:

		September 30, 2024			December 31, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Trade name	2 - 10	$8,381	$(3,637)	$4,744	$8,381	$(3,167)	$5,214
IP/technology	10	5,821	(2,477)	3,344	5,821	(2,180)	3,641
Customer relationships	5 - 10	13,380	(7,676)	5,704	13,380	(7,002)	6,378
Non-compete agreements	3 - 5	402	(402)	0	402	(402)	-
Other intangible assets, net		$27,984	$(14,192)	$13,792	$27,984	$(12,751)	$15,233

	September 30, 2024	December 31, 2023
(in thousands)
Website	$86	$1
Other intangible assets	13,792	15,233
Intangible assets, net	$13,878	$15,234

Amortization expense for the three months ended September 30, 2024 and 2023 was approximately $481,000 and $829,000 respectively, and $1.4 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company performed an impairment assessment during the period ended September 30, 2023, and recorded an impairment loss of $2.5 million.

There was no triggering event or impairment for the three and nine months ended September 30, 2024.

As of September 30, 2024, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows:

Remainder of 2024	$483
2025	1,862
2026	1,786
2027	1,786
2028	1,786
Thereafter	6,175
Total expected amortization expense	$13,878

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 7 – GOODWILL

The following table represents the allocation of goodwill as of September 30, 2024, and December 31, 2023:

	Owned & Operated	Ad Network	Insights	Total
(in thousands)
December 31, 2023	$2,865	$4,013	$907	$7,785
Addition	-	-	-	-
September 30, 2024	$2,865	$4,013	$907	$7,785

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

There was no triggering event or impairment for the nine months ended September 30, 2024.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2024	December 31, 2023
(in thousands)
Accounts payable (1)	$11,071	$11,391
Accrued wages, commissions, and bonus	309	353
Publisher cost	1,655	1,153
Professional fees	970	1,322
Subcontractor	2,658	3,013
Other	235	265
Total accounts payable and accrued expenses	$16,898	$17,497

(1) - Accounts payable includes $5.2 million at September 30, 2024 and December 31, 2023, respectively, for Slutzky & Winsham Ltd. and Mediahouse, whose operations were terminated during the year ended December 31, 2023

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
(in thousands)
Current portion of long-term lease	$96	$82
Dividend payable	692	692
Project advance expense (1)	1,111	1,401
Litigation reserves	1,073	1,152
Other current liabilities	29	23
Total other liabilities	3,001	3,350
Less: other non-current liabilities	(208)	(325)
Other current liabilities	$2,793	$3,025

(1) - Represents amounts advanced by customers to cover third party expenses specifically related to their project. These expenses are offset against the advance, and are not part of the Company's income statement.

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

Also, in connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. The shares were valued at $1.9 million, based on a per share price of $0.09, which was the closing price of the Company’s common stock at close of market on April 19, 2023. As of September 30, 2024, BV Agency, LLC, and Centre Lane Partners own approximately 12.4% and 8.8% of the Company’s outstanding common stock, respectively.

On July 28, 2023, the Company and its subsidiaries entered into the Nineteenth Amendment to the Credit Agreement (the “Nineteenth Amendment”) with Centre Lane Partners to provide for an additional term loan amount of $2.0 million to, among other things, finance the integration and further growth of the Company post-Big Village Acquisition. This term loan is part of the last in first out loans and matures on June 28, 2024.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

On June 30, 2024 the Company and its subsidiaries entered into the Twentieth Amendment to the Credit Agreement (the "Twentieth Amendment" and together with the Credit Agreement and all other amendments thereto, the "Centre Lane Secured Credit Facility") with Centre Lane Partners to provide, among other things, for the extension of the maturity date of the term loan under the Nineteenth Amendment to December 31, 2024. Commencing September 30, 2024, the Company will commence repayment by making four monthly payments of principal and interest with the balance payable on December 31, 2024.

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

Commencing with the ninth amendment, the interest rate was increased to 12% per annum on all subsequent draws with 8% per annum payable quarterly in cash and 4% per annum payable-in-kind in lieu of cash payment. These “last in first out loans,” totaling $7.1 million inclusive of exit fees at September 30, 2024, are due and payable on April 20, 2026, excluding the amounts due under the Nineteenth Amendment which are due and payable on December 31, 2024.

In connection with the Nineteenth Amendment, adjustments were made to the interest rate for outstanding loans with the exception of the draw under the Seventeenth Amendment as follows:

•
The interest rate per annum changed to 7.0% per annum plus the Secured Overnight Financing Rate ("SOFR"). At September 30, 2024, the SOFR was 5.30% per annum, and overall interest on these facilities was 12.33%, per annum at September 30, 2024;
•
The cash pay rate for the last in first out loans was changed to the SOFR plus 3.0% per annum. At September 30, 2024, the rate was 8.30% per annum; and
•
Effective July 1, 2024, the first in last out loans PIK Rate per annum was 7.0% per annum plus SOFR plus 5.0% per annum.

In connection with the Twentieth Amendment, adjustments were made to the interest rate for outstanding loans as follows:

•
Adjusting the amortization of the last out loans with quarterly installments of $100,000 commencing on September 30, 2024, with quarterly payments increasing to 2.5% of the amount outstanding under the loans (including capitalized PIK interest) commencing on March 31, 2025. The amount outstanding under the last out loans was $36.5 million at September 30, 2024.
•
Changing the last out term loan PIK rate to the SOFR plus 7% until December 31, 2024, and to the SOFR plus 2% (previously 5%) thereafter;
•
Converting interest payable on the Seventeenth Amendment loan from April 2024 until June 30, 2025 from a combination of cash and PIK to solely PIK at the rate of 15%, with an option to maintain such terms after June 30, 2025 in exchange for an additional 2% PIK fee or to transition to payments made 10% PIK and 5% in cash;
•
Extending the due date for the 5% exit fee with respect to the Nineteenth Amendment to December 31, 2024; and
•
Agreeing to pay an amendment fee equal to 2% of the principal amount of the Seventeenth Amendment term loan and Nineteenth Amendment term loan, which amount was paid-in-kind by adding the amount of such amendment fee to the outstanding principal balance. This fee was $672,000 at June 30, 2024.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Optional Prepayment

The Company may, at any time, voluntarily prepay, in whole or in part, a minimum of $250,000 of the outstanding principal of the loans, plus any accrued but unpaid interest on the aggregate principal amount of the loans being prepaid. There is no prepayment penalty associated with the Centre Lane Senior Secured Credit Facility. However, partial or full prepayments of the Centre Lane Senior Secured Credit Facility is required in the event of certain future capital raises.

Repayment of Loans

With respect to the last out loans, the Company was initially required to repay in cash to Centre Lane Partners (i) commencing with the fiscal quarter ending on June 30, 2023, in consecutive quarterly installments to be paid on the last day of each fiscal quarter of the Company, an amount equal to 2.5% of the outstanding aggregate principal amount of the original principal plus draws advanced by amendments 2 through 8 along with accrued and unpaid interest (after giving effect to capitalized PIK Interest) and (ii) on the maturity date all outstanding obligations (including, without limitation, all accrued and unpaid principal and interest on the principal amounts of the Loans (including any accrued but uncapitalized PIK Interest)) of the loan parties that are due and payable on such date. As a result of the Twentieth Amendment, the Company will commence amortization of the first in last out loans with quarterly installments of $100,000 commencing on September 30, 2024, with quarterly payments increasing to 2.5% of the amount outstanding under the loans (including capitalized PIK interest) commencing on March 31, 2025

On June 30, 2023, the Company and its subsidiaries entered into its Eighteenth Amendment with Centre Lane Partners to change the timing of certain installment payments which were due on June 30, 2023. The Eighteenth Amendment deferred these payments into equal monthly installments due on July 3, 2023, August 7, 2023, and September 5, 2023, respectively. There was no impact on principal or interest and no fees incurred by the Company as a result of this amendment.

In connection with the Nineteenth Amendment, and prior to the execution of the Twentieth Amendment, quarterly installments equal to 2.5% of the outstanding aggregate principal were due on the first in last out loans commencing March 31, 2024. For the three and nine months ended September 30, 2024, the Company paid $0 and $879,000 toward the principal loan balance, respectively. For the three and nine months ended September 30, 2023, the Company paid $270,000 toward the principal loan balance for both periods.

The amount outstanding under the first in last out loans was $36.5 million at September 30, 2024. Interest payable on the last in first out loans at September 30, 2024 was $165,000.

During the three and nine months ended September 30, 2024, the Company paid approximately $150,000 and $288,000, respectively towards outstanding interest on the last in first out loans. During the three and nine months ended September 30, 2023, the Company paid approximately $124,000 and $285,000, respectively towards outstanding interest on the last in first out loans.

Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is also required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services provided under this agreement. The Centre Lane Senior Secured Credit Facility provides that this fee shall be in all respects fully earned, due and paid-in-kind by the Company on the effective date (“Effective Date”) of the Centre Lane Senior Secured Credit Facility and on each anniversary of the Effective Date during the term of this agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $175,000 and is included in outstanding principal. The administrative fee charged during the nine months ended September 30, 2024 and 2023 was $35,000 for both periods, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The below table summarizes the loan balance at September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
(in thousands)
Note payable - Centre Lane senior secured credit facility - related party (current)	$4,122	$5,592
Note payable - Centre Lane senior secured credit facility - related party (net of discount)	68,414	58,674
Net principal	72,536	64,266
Add: debt discount	4,426	5,962
Outstanding principal	$76,962	$70,228

The below table summarizes the movement in the outstanding principal from inception through September 30, 2024:

	September 30, 2024	December 31, 2023
(in thousands)
Opening balance	$70,228	$33,109
Add:
Draws	-	29,816
Exit and other fees	707	917
Interest capitalized	6,906	6,656
	77,841	70,498
Less
Payments	(879)	(270)
Outstanding principal	$76,962	$70,228

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain of its subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners. The Credit Agreement was amended a number of times to provide for additional loans used for working capital and acquisitions. In addition, and as part of the transaction, there are exit fees (the “Exit Fees”), which will be added and capitalized to the principal amount of the original loan. As of September 30, 2024, there were twenty amendments to the Centre Lane Senior Secured Credit Facility.

Consistent with FASB ASC Topic 470 Debt, (“ASC 470”), the Company is required to perform an analysis of the change in each amendment to determine whether the change is a modification or an extinguishment of debt. Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded at fair value, which becomes the new carrying value. A gain or loss is recorded for the difference between the net carrying value of the original debt and the fair value of the new debt, additionally, in the event the transaction is with a related party, this gain or loss should be recognized against additional paid in capital. Interest expense is recorded based on the effective interest rate of the new debt. A debt is considered extinguished if the present value of the new cash flows under the term of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the old debt.

In connection with the Seventeenth Amendment, the Company determined that the change was an extinguishment consistent with ASC 470, Debt, the old debt of $35.5 million was de-recognized and the new debt of $62.7 million was recognized at estimated fair value. A gain on extinguishment was recognized against additional paid in capital of $671,000, as Centre Lane Partners is a related party.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The below table summarizes the amendments that were executed by the Company from the inception of the facility to September 30, 2024, (in thousands, except for share data):

Amendment No.		Date	Draw	Repayment Date	Interest Rate Paid-in-Kind	d	Interest Rate Cash	e	Agency Fee	Exit Fee	a	Common Stock Issued	Accounting Impact
(in thousands, except share data)
1		4/26/2021	$-	4/20/2026	12.37%		0.00%		$-	$-		150,000	Extinguishment	b
2		5/26/2021	1,500	4/20/2026	12.37%		0.00%		-	750		3,000,000	Modification	f
3		8/12/2021	500	4/20/2026	12.37%		0.00%		-	250		2,000,000	Modification	f
4		8/31/2021	1,100	4/20/2026	12.37%		0.00%		-	550		-	Modification	f
5		10/8/2021	725	4/20/2026	12.37%		0.00%		-	363		-	Extinguishment	f
6		11/5/2021	800	4/20/2026	12.37%		0.00%		-	800		7,500,000	Modification	f
7		12/23/2021	500	4/20/2026	12.37%		0.00%		70	500		-	Modification	f
			5,125						70	3,213		12,650,000

8		1/26/2022	350	4/20/2026	12.37%		0.00%		-	350		-	Modification	f
9		2/11/2022	250	4/20/2026	4.00%		8.37%		-	13		-	Modification	g
10		3/11/2022	300	4/20/2026	4.00%		8.37%		-	15		-	Modification	g
11		3/25/2022	500	4/20/2026	4.00%		8.37%		-	25		-	Modification	g
12		4/15/2022	450	4/20/2026	4.00%		8.37%		-	23		-	Modification	g
13		5/10/2022	500	4/20/2026	4.00%		8.37%		35	25		-	Modification	g
14		6/10/2022	350	4/20/2026	4.00%		8.37%		-	18		-	Modification	g
15		7/8/2022	350	4/20/2026	4.00%		8.37%		-	18		-	Modification	g
			3,050						35	487		-

16		2/10/2023	1,500	4/20/2026	4.00%		8.37%		-	75		-	Modification	g
17	h	4/20/2023	26,316	4/20/2026	15.00%		0.00%		35	708		21,401,993	Extinguishment	c
19		7/28/2023	2,000	6/28/2024	4.00%		8.37%		-	100		-	Modification	g
			29,816						35	883		21,401,993

20		6/30/2024	-	12/31/2024	4.00%		8.33%		35	672		-	Modification	i
			-						105	2,438		42,803,986
			$37,991						$210	$6,138		55,453,986

a)
Added and capitalized to the principal amount of the original loan and the original loan terms apply.
b)
The Centre Lane Senior Secured Credit Facility was amended to permit the Company to raise up to $6.0 million of total cash proceeds from the sale of its preferred stock prior to December 31, 2021, without having to make a mandatory prepayment of the loans. Additionally, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum.
c)
15% PIK until April 20, 2024, then 5% cash and 10% PIK thereafter.
d)
New rates in effect in connection with Amendment 19, Amendment 1 through 8, the PIK rate was 10%.
e)
New rates in effect in connection with Amendment 19, Amendment 9 through 16, the cash rate was 8%.
f)
First In Last Out Loans.
g)
Last In First Out Loans.
h)
As discussed above, there was no impact on principal or interest and no fees incurred by the Company as a result of Amendment 18, thus it is not included in above table.
i)
New rates and repayment terms in connection with Amendment 20.

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

All amounts advanced for Amendments 9 through 16 were due on June 30, 2023 along with accrued and unpaid interest, however, the maturity date was changed to April 20, 2026 with amendment 17. The outstanding amount at September 30, 2024 is $7.1 million, inclusive of interest paid in kind.

As of September 30, 2024 and December 31, 2023, the carrying value of the Centre Lane Senior Secured Credit Facility was $72.5 million and $64.3 million, respectively, net of unamortized debt discount of $4.4 million and $6.0 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

During the three months ended September 30, 2024, and 2023, the Company recorded amortization of debt discount of $691 thousand and $590 thousand, respectively on the Centre Lane Senior Secured Credit Facility. Amortization of debt discount was $2.2 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Interest expense for the three and nine months ended September 30, 2024, and 2023 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(in thousands)
Interest expense	$2,559	$2,179	$7,359	$4,748
Amortization	691	590	2,243	1,428
Total interest expense	$3,250	$2,769	$9,602	$6,176

NOTE 11 – 10% CONVERTIBLE PROMISSORY NOTES

On November 30, 2018, the Company issued 10% convertible promissory notes ("Convertible Notes") in the amount of $80,000 to our then Chairman of the Board, a related party. The Convertible Notes were unsecured and matured five years from issuance and were convertible at the option of the holder into shares of common stock at any time prior to maturity at a conversion price of $0.40 per share. A beneficial conversion feature existed on the date the Convertible Notes were issued whereby the fair value of the underlying common stock into which the Convertible Notes was convertible was in excess of the face value of the Convertible Notes of $80,000.

On July 1, 2024, the Company repaid the outstanding principal of $80,000 and outstanding interest of $43,000 on the Convertible Notes due to its former Chairman of the Board.

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

At September 30, 2024 and December 31, 2023, the operating lease right-of-use asset was $271,000 and $306,000, respectively, and is included under assets on the consolidated balance sheet.

At September 30, 2024 and December 31, 2023, the operating lease right-of-use liability was $269,000 and $303,000 respectively, including the current portion of $74,000 and $64,000, respectively, and is included under liabilities on the consolidated balance sheet.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $43,000 and $39,000 for the three months ended September 30, 2024 and 2023, respectively. Operating lease expense was approximately $128,000 and $120,000 for the nine months ended September 30, 2024 and 2023, respectively.

The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and are recognized in rent expense when incurred and not included in the measurement of the lease liability.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Operating Lease Subleases

During the nine months ended September 30, 2024, the Company entered into two sublease agreements for its Boca Raton corporate office suites. The subleases will continue for the remaining term on the initial lease agreement of 3 years with no option to extend. The aggregate minimum annual rental income under the subleases is approximately $137,000 with 3% escalations per annum. The Company retained the ability to use the address as its corporate office.

At September 30, 2024 the operating lease subleases right-of-use liability was $12,000 and is included as an offset to right-of-use assets within other non-current liabilities on the consolidated balance sheet.

Operating lease sublease income was approximately $35,000 and $55,000, for the three and nine months ended September 30, 2024, respectively.

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years.

At September 30, 2024 and December 31, 2023, finance lease asset was $47,000 and $60,000, respectively, and is included under assets on the consolidated balance sheets.

At September 30, 2024 and December 31, 2023, finance lease liability was $47,000 and $60,000, respectively, including the current portion of $21,000 and $18,000, respectively, and is included under liabilities on the consolidated balance sheets.

Finance lease expense for the three months ended September 30, 2024 was $7,200, inclusive of interest of $2,600 and amortization of $4,600, and $21,700 for the nine months ended September 30, 2024, inclusive of interest of $8,600 and amortization of $13,100, which amounts are included in general and administrative expense in the statements of operations and comprehensive loss.

As of September 30, 2024 and December 31, 2023, the right-of-use asset and lease liability for the operating and finance lease are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
(in thousands)
Assets:
Total operating lease right-of-use asset	$271	$306
Total finance lease asset (1)	$47	$60

Liabilities:
Operating lease liability, current	$74	$64
Operating sublease liability, net of current portion	12	-
Operating lease liability, net of current portion	195	239
Total operating lease liability	$281	$303

Finance lease liability, current	$21	$18
Finance lease liability, net of current portion	26	42
Total finance lease liability	$47	$60

Weighted average remaining lease term (in years):
Operating lease	3.00	3.75
Finance lease	2.00	2.75

Weighted average discount rate:
Operating lease	14.39%	14.39%
Finance lease	21.12%	21.12%

(1) - Finance lease represents computer software, see Note 5 "Property and Equipment".

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 13 –BUSINESS COMBINATIONS

On April 20, 2023, the Company completed the Big Village Acquisition of two business units of Big Village Holding LLC for approximately $20.0 million, plus assumed liabilities, in an all-cash transaction funded by a senior secured credit facility.The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and intangibles. The goodwill of $2.4 million recognized was attributable to assembled workforce and strategic benefits that are expected to be achieved and is tax deductible for a period of 15 years. Identified intangibles total $16.2 million inclusive of the below:

	Useful Life	Amount
(in thousands)
Trade name	7 - 10	$5,622
Developed technology	10	3,838
Customer relationships	7 - 10	6,700
		$16,160

The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities at the date of the Big Village Acquisition and subsequent adjustment:

Balance
(in thousands)
Purchase price consideration:
Centre Lane Senior Secured Credit Facility	$19,874

Fair value of assets acquired:
Accounts receivable	12,477
Intangibles	16,160
Goodwill	2,425
Prepaid and other assets	836
Property and equipment	206
$32,104
Fair value of liabilities assumed:
Accounts payable and accrued expenses	6,540
Deferred revenue	4,695
Other current liabilities	995
$12,230
Total fair value of assets acquired and liabilities assumed	$19,874

NOTE 14 – REVENUE RECOGNITION

The following table represents our revenue disaggregated by type:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(in thousands)
Revenue:
Digital publishing	$519	$1,037	$1,468	$3,442
Advertising technology	4,661	3,643	10,874	6,147
Consumer insights	6,765	8,015	20,132	14,898
Creative services	1,616	1,801	5,332	3,486
Media services	590	793	1,796	1,430
Total revenue	$14,151	$15,289	$39,602	$29,403

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Geographic Information

Revenue by geographical region consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(in thousands)
Revenue:
United States	$14,151	$15,289	$39,602	$29,366
Israel	-	-	-	37
Total revenue	$14,151	$15,289	$39,602	$29,403

Revenue by geography is based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% of total revenue for the three months ended September 30, 2024 and 2023, respectively, and 100% for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, and December 31, 2023, approximately 100% of our long-lived assets were attributable to operations in the United States. Long-lived assets include websites and other intangibles assets that are utilized in overall revenue generation.

Deferred Revenue

The movement in deferred revenue during the nine months ended September 30, 2024 and the year ended December 31, 2023 comprised the following:

	September 30, 2024	December 31, 2023
(in thousands)
Deferred revenue at the start of the period	$4,569	$737
Amounts invoiced during the period	30,830	31,864
Business combination	-	4,534
Less: revenue recognized during the period	(30,631)	(32,566)
Deferred revenue at the end of the period	$4,768	$4,569

NOTE 15 – STOCK BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board of Directors adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of September 30, 2024, 12,150,967 shares were remaining under the Stock Option Plan for future issuance.

Options

As of September 30, 2024, options to purchase 10,349,033 shares of common stock were outstanding in the aggregate, under the Company's 2013 Stock Option Plan, 2015 Stock Option Plan, 2019 Stock Option Plan, and the Stock Option Plan at a weighted average exercise price of $0.11 per share. No further grants can be made under any of the Company's stock option plans other than the Stock Option Plan.

Compensation expense recorded in connection with the Stock Option Plan was $57,000 and $57,000 for the three months ended September 30, 2024 and 2023, respectively, and $192,000 and $115,000 for the nine months ended September 30, 2024 and 2023, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following table presents the activity of the Company’s outstanding common stock options for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Common stock options:
Balance outstanding at December 31, 2023	10,728,360	$0.12	8.7	$568
Granted	219,673	$0.09	-	$(0)
Exercised	(80,250)	$0.01	-	$3
Forfeited	(326,250)	$0.19	-	$(0)
Expired	(192,500)	$0.28	-	$-
Balance outstanding at September 30, 2024	10,349,033	$0.11	8.1	$124
Exercisable at September 30, 2024	3,784,741	$0.18	7.2	$66
Unvested at September 30, 2024	6,564,292	$0.08	8.5	$58

As of September 30, 2024, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $265,000 to be recognized through July 2027.

The following table provides the weighted average assumptions used in determining the fair value of the stock option awards for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Expected term (years)	0 yrs	6.25 yrs
Expected volatility	0.00%	489.00%
Risk-free interest rate	0.00%	3.88%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%

During the nine months ended September 30, 2024 and 2023, 219,673 and 5,803,200 options were issued, respectively.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

Assets Measured at Fair Value on a Non-recurring Basis

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include goodwill and intangible assets, net.

The below table shows the quantitative information for assets measured at fair value on a non-recurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Rate (Weighted Average Cost of Capital)
(in thousands)
Goodwill	$7,785	Discounted cash flow	Discount rate	21.12%
Intangible assets, net	$13,878	Discounted cash flow	Discount rate	21.12%

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

Amendment seventeen was considered an extinguishment. The Company utilized a third party valuation company to calculate the present value of the cash flows under the terms of the amendment and determined that it was substantially different by at least 10% from the present value of the remaining cash flow of the original debt instrument.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida, Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending Big Village Acquisition. Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. The outcome of this matter is not determinable as of the date of issuance of these consolidated financial statements.

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
3.
10% Series C Convertible Preferred Stock (“Series C Stock”);
4.
10% Series D Convertible Preferred Stock (“Series D Stock”);

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

•
the shares have no voting rights, except as may be provided under Florida law;
•
the shares pay cash dividends subject to the provisions of Florida law at the dividend rates set forth above, payable monthly in arrears;
•
the shares are convertible at any time at the option of the holder into shares of our common stock on a 1:1 basis. The conversion ratio is proportionally adjusted in the event of stock splits, recapitalization or similar corporate events. Any shares not previously converted will automatically convert into shares of our common stock on the dates set forth above;
•
the shares rank junior to the 10% Series A Convertible Preferred Stock and our 10% Series E Convertible Preferred Stock;
•
in the event of a liquidation or winding up of the Company, the shares have a liquidation preference of $0.50 per share for the Series F-1, $0.50 per share for the Series F-2 and $0.40 per share for the Series F-3; and
•
the shares are not redeemable by the Company.

Other designations, rights and preferences of each of series of preferred stock are identical, including:

•
shares do not have voting rights, except as may be permitted under Florida law;
•
shares are convertible into our common stock at the holder’s option on a one for one basis;
•
shares are entitled to a liquidation preference equal to a return of the capital invested; and
•
each share will automatically convert into shares of common stock five years from the date of issuance or upon a change in control.

Both the voluntary and automatic conversion formulas are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

There were no shares of preferred stock issued or outstanding at September 30, 2024, and December 31, 2023.

At September 30, 2024 and December 31, 2023, there was an accrued unpaid preference dividend of $691,000. This amount is payable to the Company's former Chairman, Mr. Kip Speyer, and is included under other current liabilities in the consolidated balance sheet at September 30, 2024.

Common Stock

Shares of Common Stock under the Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of September 30, 2024, 12,150,967 shares were remaining under the 2022 Stock Option Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Issue of Common Stock

During the three and nine months ended September 30, 2024, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Shares (#)	Value	Shares (#)	Value

Common stock issued for options exercised	17,000	$1	80,250	$2
Common stock issued for services rendered	-	$-	279,452	$16
Shares of common stock issued, net	17,000	$1	359,702	$18

During the three and nine months ended September 30, 2023, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Shares (#)	Value	Shares (#)	Value

Shares issued to Centre Lane related to debt financing	-	$-	21,401,993	$1,926
Common stock issued for options exercised	20,000	$-	90,000	$1
Common stock issued for services rendered	-	$-	190,000	$31
Shares of common stock issued, net	20,000	$-	21,681,993	$1,958

Treasury Stock

During the nine months ended September 30, 2024, one shareholder relinquished 525,000 shares of the Company's common stock, which were acquired by the Company for a value of $0. A total of 1,350,175 shares of the Company's common stock, with a value of $220,000, are being held as Treasury Stock by the Company.

Warrants

At September 30, 2024 and December 31, 2023, we had 18,208,596 and 21,362,066 common stock warrants outstanding to purchase shares of our common stock with exercise prices ranging between $0.65 and $1.00 per share.

Approximately 660,720 and 3,153,470 common stock warrants expired during the three and nine months ended September 30, 2024, respectively, and 5,590,587 and 10,415,587 common stock warrants expired during the three and nine months ended September 30, 2023.

A summary of the Company’s warrants outstanding as of September 30, 2024 and December 31, 2023, is presented below:

September 30, 2024
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised)
$0.65	-	$-
$0.75	14,336,148	$10,752
$1.00	3,872,448	$3,872
	18,208,596	$14,624

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

December 31, 2023
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised)
$0.65	913,750	$594
$0.75	15,456,008	$11,592
$1.00	4,992,308	$4,992
	21,362,066	$17,178

NOTE 19 – LOSS PER SHARE

As of September 30, 2024, and 2023, there were 172,462,836 and 172,126,629 shares of common stock issued, respectively, and 171,112,661 and 171,301,454 shares of common stock outstanding, respectively. Outstanding shares as of September 30, 2024, and 2023, have been adjusted to reflect 1,350,175 and 825,175 treasury shares, respectively.

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

The following tables reconcile actual basic and diluted earnings per share for the three and nine months ended September 30, 2024, and 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(in thousands, except per share data)
Numerator:
Net loss	$(3,256)	$(19,767)	$(13,230)	$(29,634)
Denominator:
Weighted-average common shares outstanding:
Basic	171,104,346	171,285,150	171,138,296	162,670,182
Diluted	171,104,346	171,285,150	171,138,296	162,670,182
Net loss per common share
Basic	$(0.02)	$(0.12)	$(0.08)	$(0.18)
Diluted	$(0.02)	$(0.12)	$(0.08)	$(0.18)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three and nine months ended September 30, 2024, and 2023were as follows:

	September 30, 2024	September 30, 2023
Shares unvested and subject to exercise of stock options	10,349,033	11,144,360
Shares subject to warrants stock exercise	18,208,596	25,582,729
Shares subject to convertible notes stock conversion	-	200,000

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

SEC rules define a related party as including (i) any director or executive officer of the Company, or any immediate family member thereof, (ii) any director nominee, or any immediate family member thereof, and (iii) a 5% or greater shareholder of the Company, or any immediate family member thereof. As a result, BV Agency, LLC, and Centre Lane Partners together are considered to be related parties of the Company. Through September 30, 2024, the Company has entered into 20 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $77.0 million and $70.2 million as of September 30, 2024 and December 31, 2023, respectively. See Note 10, Centre Lane Senior Secured Credit Facility for details on this facility.

Preferred Stock

At September 30, 2024 and December 31, 2023, there was an accrued unpaid preference dividend of $- and $691,000, respectively. This amount is payable to the Company's former Chairman, Mr. Kip Speyer.

NOTE 21 – INCOME TAXES

The Company recorded a tax provision of $0 for the three and nine months ended September 30, 2024, and 2023, due in large part to its expected tax losses for the period and maintained a full valuation allowance against its net deferred tax assets.

At September 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and nine months ended September 30, 2024, and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and in the section "Cautionary Statement Regarding Forward-Looking Information", those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, and in any subsequent filing we make with the SEC.

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

The Company generates revenue through:

•
the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue;
•
facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs");
•
serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research.

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

Limited Number of Customers. During the nine months ended September 30, 2024 and 2023, one customer represented 13.4% and 13.5% of revenue, respectively.

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

As regulatory concerns accelerate the impact on existing industry standards, companies are actively seeking new methods to finely tailor their messages to target audiences. Tech companies will be limited in how they monetize personal information for advertising purposes. This trend is exemplified by two imminent developments: (1) the anticipated erosion of Google's third-party cookies and (2) the data security measures integrated into Apple iPhone. Consequently, companies must explore innovative methods to better understand their target audiences and have the tools to effectively engage with them.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(in thousands)
Revenue	$14,151	$15,289	$39,602	$29,403
Cost of revenue	9,764	11,927	28,656	22,059
Gross margin	4,387	3,362	10,946	7,344
General and administrative expenses	4,414	4,121	14,927	14,923
Impairment of goodwill and intangibles	-	16,259	-	16,259
Financing and other expense, net	(3,229)	(2,749)	(9,210)	(5,796)
Net loss from operations	$(3,256)	$(19,767)	$(13,191)	$(29,634)

Adjusted EBITDA (1)	$804	$283	$(1,274)	$(3,633)

(1) - For a reconciliation of net loss to Adjusted EBITDA see “Use of Non-GAAP Financial Measures” below.

Revenue

The Company generates revenue through:

•
the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue;
•
facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs");
•
serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns; and
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research.

Revenue decreased $1.1 million or 7%, for the three months ended September 30, 2024, compared to the same period in 2023. Revenue increased $10.2 million, or 35%, for the nine months ended September 30, 2024, compared to the same period in 2023. See below for a detailed analysis of revenue for the three and nine months ended September 30, 2024, and 2023.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers, and sales commission.

Cost of revenue decreased approximately $2.1 million, or 18%, for the three months ended September 30, 2024 compared to the same period in 2023. Cost of revenue increased approximately $6.6 million or 30%, for the nine months ended September 30, 2024 compared to the same period in 2023. See below for a detailed analysis of cost of revenue for the three and nine months ended September 30, 2024, and 2023.

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

General and administrative expenses increased approximately $300,000, or 7%, for the three months ended September 30, 2024 compared to the same period in 2023. General and administrative expenses remained consistent for the nine months ended September 30, 2024 compared to the same period in 2023. See below for a detailed analysis of general and administrative expenses for the three and nine months ended September 30, 2024 and 2023.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net loss from operations for the quarter ended September 30, 2024 was $27,000 as compared to a net loss of $17.0 million for the same period in 2023. The following is our analysis for the period:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
(in thousands)
Revenue	$14,151	$15,289	$(1,138)	-7%
Cost of revenue	9,764	11,927	(2,163)	-18%
Gross margin	4,387	3,362	1,025	30%
General and administrative expenses	4,414	4,121	293	7%
Impairment of goodwill and intangibles	-	16,259	(16,259)	-100%
Loss from operations	(27)	(17,018)	16,991	(100)%
Financing and other expense, net	(3,229)	(2,749)	(480)	17%
Net loss from operations	$(3,256)	$(19,767)	$16,511	(84)%

Gross margin percentage	31%	22%		9%

Revenue

Our revenue decreased $1.1 million, or 7%, for the three months ended September 30, 2024, compared to the same period in 2023. The reduction in revenue was largely attributable to our digital publishing and consumer insihts divisions. Changes in revenue generated by each such division are set forth below:

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
(in thousands)
Digital publishing	$519	$1,037	$(518)	(50)%
Advertising technology	4,661	3,643	1,018	28%
Consumer insights	6,765	8,015	(1,250)	(16)%
Creative services	1,616	1,801	(185)	(10)%
Media services	590	793	(203)	(26)%
	$14,151	$15,289	$(1,138)	-7%

Digital Publishing

Digital publishing revenue decreased by $0.5 million, or 50%, for the three months ended September 30, 2024,compared to the same period in 2023. Approximately $0.5 million, or 4%, of the Company’s revenue for the three months ended September 30, 2024, was generated from our digital publishing customers, compared to $1.0 million, or 7%, for the same period in 2023. This division was significantly impacted by macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns and reduction in website traffic.

Advertising Technology

Advertising technology revenue increased by $1.0 million or 28%, for the three months ended September 30, 2024, compared to the same period in 2023. Approximately $4.7 million, or 33%, of the Company’s revenue for the three months ended September 30, 2024, was generated from our advertising technology customers compared to $3.6 million, or 24%, for the same period in 2023. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn has allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue decreased by $1.2 million or 16%, for the three months ended September 30, 2024, compared to the same period in 2023. Approximately $6.8 million, or 48%, of the Company’s revenue for the three months ended September 30, 2024 was generated from our consumer insights customers compared to $8.0 million, or 52%, for the same period in 2023. This decrease was primarily related to the slowdown of Altria product testing, resulting in a negative revenue impact.

Creative Services

Creative services revenue decreased by $185,000 or 10% for the three months ended September 30, 2024, compared to the same period in 2023. Approximately $1.6 million, or 11%, of the Company’s revenue for the three months ended September 30, 2024, was generated from our creative services customers compared to $1.8 million, or 12% for the same period in 2023. This decrease was primarily related to a decrease in the number of projects for smaller tier revenue customers.

Media Services

Media services revenue decreased by $203,000, or 26%, for the three months ended September 30, 2024, compared to the same period in 2023. Approximately $600,000, or 4%, of the Company’s revenue for the three months ended September 30, 2024, was generated from our media services customers compared to $793,000, or 5%, for the same period in 2023. This decrease was primarily related to the timing of customer needs and the moving of certain projects to year-end.

Cost of Revenue

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
(in thousands)
Direct salaries and labor costs	$1,541	$2,674	$(1,133)	(42)%
Direct project costs	3,002	3,489	(487)	-14%
Non-direct project costs	1,755	2,880	(1,125)	(39)%
Publisher costs	3,023	2,085	938	45%
Content creation	175	228	(53)	(23)%
Sales commissions	308	344	(36)	-10%
Other	(40)	227	(267)	-118%
	$9,764	$11,927	$(2,163)	-18%

Cost of revenue decreased $2.1 million or 18% for the three months ended September 30, 2024, compared to the same period for 2023. This reduction is due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost decreased $1.1 million, or 18%, for the three months ended September 30, 2024, when compared to the same period in 2023. Approximately $1.5 million, or 15%, of the Company's cost of revenue for the three months ended September 30, 2024, was a result of direct salaries and labor cost compared to $2.7 million, or 23% the same period in 2023. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative and media services divisions.

Direct Project Cost

Direct project cost decreased $487,000, or 14%, for the three months ended September 30, 2024 when compared to the same period in 2023. Approximately $3.0 million, or 31%, of the Company's cost of revenue for the three months ended September 30, 2024, was a result of direct project cost compared to $3.5 million, or 29%, during the same period in 2023. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative and media services divisions. The decrease in direct project costs is related to the decrease in revenue from our consumer insights, creative and media services divisions.

Non-Direct Project Cost

Non-direct cost was $1.8 million, or 18%, of the Company's cost of revenue for the three months ended September 30, 2024, compared to $2.9 million, or 24%, for the same period in 2023. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights, creative and media services divisions. The decrease in non-direct project costs is related to the decrease in revenue from our consumer insights, creative and media services divisions.

Publisher Cost

Publisher cost was $3.0 million, which represents 31% of overall cost of revenue, and $2.1 million, or 18%, of overall cost of revenue, for the three months ended September 30, 2024 and 2023, respectively. We experienced an increase of $930,000, or 45%, for the three months ended September 30, 2024, compared to the same period in 2023. This increase is consistent with the increase noted in revenue for our advertising technology division. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was $4.4 million and $3.4 million for the three months ended September 30, 2024 and 2023, respectively. Our gross margin increased $1.0 million, or 31%, for the three months ended September 30, 2024, when compared to the same period of 2023. Gross margin as a percentage of revenue increased to 31% for the three months ended September 30, 2024 compared to 22% for the same period of 2023.

General and Administrative Expenses

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
(in thousands)
Personnel costs	$1,920	$2,301	$(381)	(17)%
Legal fees	158	211	(53)	(25)%
Professional fees	799	(643)	1,442	(224)%
Insurance	193	328	(135)	(41)%
Depreciation	36	38	(2)	(6)%
Amortization	480	829	(349)	(42)%
Website expenses	351	290	61	21%
Data processing	262	224	38	17%
Other	215	543	(328)	(60)%
	$4,414	$4,121	$293	7%

Gross margin as a percentage of general and administrative expense	99%	82%		18%

General and administrative expenses increased by $293,000 or 7%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase is due to a combination of factors as discussed below.

Personnel Cost

Personnel cost decreased by approximately $381,000, or 17%, for the three months ended September 30, 2024, compared to the same period in 2023. This change is mainly driven by a decrease in the Company's head count by a net change of 47 employees, including 13 employees that were terminated as a reduction in force. The Company employee's headcount was 141 and 188 at September 30, 2024 and 2023, respectively.

Professional Fees

Professional fees increased by $1.4 million, or 224%, for the three months ended September 30, 2024, compared to the same period in 2023. This increase is mainly driven by an increase in legal fees related to the Ladenburg litigation as discussed in Note 17 above.

Data Processing

Data processing increased by $38,000, or 17%, for the three months ended September 30, 2024, compared to the same period in 2023.

Impairment of Goodwill and Intangibles

During the three months ended September 30, 2023, the Company performed an assessment of its goodwill and intangible assets. The assessment indicated that the carrying value was in excess of its implied fair value, resulting in an impairment charge of $13.7 million and $2.5 million for goodwill and intangibles, respectively. There was no impairment recorded for the same period of 2024.

Financing and Other Expense, Net

	Three Months Ended
	September 30, 2024	September 30, 2023	Change
(in thousands)
Interest expense	$3,260	$2,783	$477	17%
Other expense (income)	(31)	(34)	3	(8)%
Total financing and other expense, net	$3,229	$2,749	$480	17%

Financing and other expense, net increased by $480,000, or 17%, for the three months ended September 30, 2024, compared to the same period in 2023. This increase was largely attributable to a $477,000 increase in interest expense related to the Centre Lane Senior Secured Credit Facility, which reflected higher principal and fees due to the Centre Lane Senior Secured Credit Facility amendments during the year ended December 31, 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net loss from operations for the nine months ended September 30, 2024 was $4.0 million as compared to a net loss of $23.8 million for the same period in 2023. The following is our analysis for the period.

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
(in thousands)
Revenue	$39,602	$29,403	$10,199	35%
Cost of revenue	28,656	22,059	6,597	30%
Gross margin	10,946	7,344	3,602	49%
General and administrative expenses	14,966	14,923	43	0%
Impairment of goodwill and intangibles	—	16,259	(16,259)	-100%
Loss from operations	(4,020)	(23,838)	19,857	-83%
Financing and other expense, net	(9,210)	(5,796)	(3,414)	59%
Net loss from operations	$(13,230)	$(29,634)	$(16,443)	-55%

Gross margin percentage	28%	25%		3%

Revenue

Our revenue increased by $10.2 million, or 35%, for the nine months ended September 30, 2024 compared to the same period in 2023. For the nine months ended September 30, 2024, revenue includes $27.3 million, which represents the impact of the Big Village Acquisition, which was completed in April 2023. This compares to $19.8 million for the same period in 2023. Changes in revenue generated by each such division are set forth below:

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
(in thousands)
Digital publishing	$1,468	$3,442	$(1,974)	(57)%
Advertising technology	10,874	6,147	4,727	77%
Consumer insights	20,132	14,898	5,234	35%
Creative services	5,332	3,486	1,846	53%
Media services	1,796	1,430	366	26%
	$39,602	$29,403	$10,199	35%

Digital Publishing

Digital publishing revenue decreased by $2.0 million, or 57%, for the nine months ended September 30, 2024, compared to the same period in 2023. Approximately $1.5 million, or 4%, of the Company’s revenue for the nine months ended September 30, 2024, was generated from our digital publishing customers compared to $3.4 million, or 12%, for the same period in 2023. This division was significantly impacted by macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns and reduction in website traffic.

Advertising Technology

Advertising technology revenue increased by $4.7 million, or 77%, for the nine months ended September 30, 2024, compared to the same period in 2023. Approximately $10.9 million, or 28%, of the Company’s revenue for the nine months ended September 30, 2024, was generated from our advertising technology customers compared to $6.1 million, or 21%, for the same period in 2023. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn has allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue increased by $5.2 million, or 35%, for the nine months ended September 30, 2024, compared to the same period in 2023. Approximately $20.1 million, or 51%, of the Company’s revenue for the nine months ended September 30, 2024 was generated from our consumer insights customers compared to $14.9 million, or 51%, for the same period in 2023. As discussed above, the Big Village Acquisition was completed in April 2023, and is the main driver of the increase in consumer insights revenue for the nine months ended September 30, 2024.

Creative Services

Creative services revenue increased by $1.8 million or 53%, for the nine months ended September 30, 2024, compared to the same period in 2023. Approximately $5.3 million, or 13% of the Company’s revenue for the nine months ended September 30, 2024, was generated from our creative services customers compared to $3.5 million, or 12%, for the same period in 2023. As discussed above, the Big Village Acquisition was completed in April 2023, and is the main driver of the increase in creative services revenue for the nine months ended September 30, 2024.

Media Services

Media services revenue increased by $366,000 or 26%, for the nine months ended September 30, 2024, compared to the same period in 2023. Approximately $1.8 million, or 5%, of the Company’s revenue for the nine months ended September 30, 2024, was generated from our media services customers compared to $1.4 million, or 5%, for the same period in 2023. As discussed above, the Big Village Acquisition was completed in April 2023, and is the main driver of the increase in media services revenue for the nine months ended September 30, 2024.

Cost of Revenue

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
(in thousands)
Direct salaries and labor costs	$5,617	$5,202	$415	8%
Direct project costs	9,201	6,065	3,136	52%
Non-direct project costs	5,459	5,272	187	4%
Publisher costs	7,121	3,701	3,420	92%
Content creation	527	826	(299)	(36)%
Sales commissions	656	592	64	11%
Other	75	401	(326)	(81)%
	$28,656	$22,059	$6,597	30%

Cost of revenue increased $6.6 million, or 30%, for the nine months ended September 30, 2024, compared to the same period of 2023. For the nine months ended September 30, 2024, cost of revenue includes $20.3 million, or 71% from the impact of the Big Village Acquisition, which was completed in April 2023. This compares to $16.5 million, or 75%, for the same period in 2023. As a result, the Big Village Acquisition is the main driver of the increase in cost of revenue for the nine months ended September 30, 2024.

Direct Salaries and Labor Cost

Direct salaries and labor cost increased $415,000, or 8%, for the nine months ended September 30, 2024, when compared to the same period in 2023. Approximately $5.1 million, or 20%, of the Company's cost of revenue for the nine months ended September 30, 2024 was a result of direct salaries and labor cost compared to $5.2 million, or 24%, for the same period in 2023. As discussed above, the Big Village Acquisition, which was completed in April 2023, is the main driver of the increase in direct salaries and labor cost for the nine months ended September 30, 2024. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative and media services divisions.

Direct Project Cost

Direct project cost increased $3.1 million, or 52%, for the nine months ended September 30, 2024 when compared to the same period in 2023. Approximately $9.2 million, or 32%, of the Company's cost of revenue for the nine months ended September 30, 2024, was a result of direct project cost compared to $6.1 million, or 27%, for the same period in 2023. As discussed above, the Big Village Acquisition, which was completed in April 2023, is the main driver of the increase in direct project cost for the nine months ended September 30, 2024. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative and media services divisions.

Non-Direct Project Cost

Non-direct project cost increased $187,000, or 4%, for the nine months ended September 30, 2024, when compared to the same period in 2023. Approximately $5.5 million, or 19%, of the Company's cost of revenue for the nine months ended September 30, 2024, was a result of non-direct project cost compared to $6.1 million, or 24%, for the same period in 2023. As discussed above, the Big Village Acquisition, which was completed in April 2023, is the main driver of the increase in non-direct project cost for the nine months ended September 30, 2024. These costs represent overall client service costs that are not specifically related to a particular project.

Publisher Cost

Publisher cost was $7.1 million, which represents 25% of overall cost of revenue, and $3.7 million, or 17%, of overall cost of revenue for the nine months ended September 30, 2024 and 2023, respectively. We experienced an increase of $3.4 million, or 92%, for the nine months ended September 30, 2024 compared to the same period in 2023. This increase is consistent with the increase noted in revenue for our advertising technology division. These costs represent payments to media providers and website publishers which drive revenue for our advertising technology division.

Gross Margin

Our gross margin increased $3.6 million, or 49%, for the nine months ended September 30, 2024, compared to the same period of 2023. Gross margin as a percentage of revenue increased to 28% for the nine months ended September 30, 2024, compared to 25% for the same period of 2023.

General and Administrative Expenses

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
(in thousands)
Personnel costs	$6,797	$6,063	$734	12%
Legal fees	946	871	75	9%
Professional fees	2,401	2,931	(530)	(18)%
Insurance	607	760	(153)	(20)%
Depreciation	111	84	27	32%
Amortization	1,442	1,943	(501)	(26)%
Website expenses	1,027	977	50	5%
Data processing	972	422	550	130%
Other	663	872	(209)	(24)%
	$14,966	$14,923	$43	0%

Gross margin as a percentage of general and administrative expense	73%	49%		24%

General and administrative expenses increased by $43,000 for the nine months ended September 30, 2024, compared to the same period in 2023. The increase is primarily due to a combination of factors as discussed below:

Personnel Cost

Personnel cost increased by $734,000, or 12%, for the nine months ended September 30, 2024 compared to the same period in 2023. The Company reduced its head count by 47 employees, including 22 employees that were terminated as a reduction in force. The Company incurred severance cost of approximately $93,000 in connection with this reduction. The Company incurred severance cost of approximately $322,000 associated with a head count reduction during the same period for 2023.

Professional Fees

Professional fees decreased by $530,000 or 18% for the nine months ended September 30, 2024, compared to the same period in 2023. $685,000 of professional fees for the nine months ended September 30, 2023 represented costs associated with the Big Village Acquisition.

Data Processing

Data processing increased by $550,000, or 130%, for the nine months ended September 30, 2024, compared to the same period of 2023. As discussed above, the Big Village Acquisition was completed in April 2023, and contributed to data processing for six months of the prior period and for the full nine months of the current period, and is the main driver of the increase in data processing for the nine months ended September 30, 2024.

Impairment of Goodwill and Intangibles

During the nine months ended September 30, 2023, the Company performed an assessment of its goodwill and intangible assets. The assessment indicated that the carrying value was in excess of its implied fair value, resulting in an impairment charge of $13.7 million and $2.5 million for goodwill and intangibles, respectively. There was no impairment recorded for the same period of 2024.

Financing and Other Expense, Net

	Nine Months Ended
	September 30, 2024	September 30, 2023	Change
(in thousands)
Interest expense	$9,638	$6,211	$3,427	55%
Other expense (income)	(428)	(415)	(13)	3%
Total financing and other expense, net	$9,210	$5,796	$3,414	59%

Financing and other expense, net increased by $3.4 million, or 59%, for the nine months ended September 30, 2024, compared to the same period during 2023. This increase was largely attributable to $3.4 million or 55%, increase in interest expense related to the Centre Lane Senior Secured Credit Facility which reflected higher principal and fees due to the Centre Lane Senior Secured Credit Facility amendments during the year ended December 31, 2023.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(in thousands)
Net loss before tax	$(3,256)	$(19,767)	$(13,230)	$(29,634)
Depreciation expense	36	38	111	84
Amortization of intangibles	480	829	1,442	1,943
Impairment of goodwill and intangibles	-	16,259	-	16,259
Amortization of debt discount	691	594	2,243	1,438
Other interest expense	10	8	32	18
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes	2,559	2,181	7,364	4,754
EBITDA	520	142	(2,038)	(5,138)
Stock compensation expense	57	56	191	114
Non-recurring professional fees	167	-	167	685
Non-recurring legal fees	60	-	313	384
Non-recurring severance expense	-	85	93	322
Adjusted EBITDA	$804	$283	$(1,274)	$(3,633)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities, and net working capital (deficit) as of September 30, 2024, as compared to December 31, 2023.

	September 30, 2024	December 31, 2023
(in thousands)
Total current assets	$15,785	$19,737
Total current liabilities	28,746	30,802
Net working capital deficit	$(12,961)	$(11,065)

As of September 30, 2024, we had a cash balance of $2.5 million compared with a cash balance of $4.0 million as of December 31, 2023. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See –“Going Concern.”

Going Concern

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $163.1 million as of September 30, 2024. Cash flows used in operating activities were $451,000 and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had a working capital deficit of approximately $13.0 million, inclusive of $2.5 million in cash and cash equivalents.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, is not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial obligations and continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $6.3 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring, or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Agreement, or raising equity capital. The ability to access the capital markets depends, in part, upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, and reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

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

The outstanding principal owed to Centre Lane Partners was $77.0 million and $70.2 million as of September 30, 2024 and December 31, 2023, respectively, and matures on April 20, 2026. Of the amount outstanding at September 30, 2024, approximately $1.3 million is due by December 31, 2024 with $2.9 million due by September 30, 2025. The balance of $72.9 million is due in 2026.

The amount due under the Credit Agreement bears interest at 7.0% per annum plus the Secured Overnight Financing Rate ("SOFR"). At September 30, 2024, the SOFR was 5.30%, thus the overall interest rate on this facility was 12.33% per annum at September 30, 2024.

In connection with the Twentieth Amendment, adjustments were made to the interest rate for outstanding loans as follows:

•
Changing the last out term loan PIK rate to the SOFR plus 7% until December 31, 2024, and to the SOFR plus 2% (previously 5%) thereafter;

•
Conversion of interest payable on the Seventeenth Amendment loans from April 2024 until June 30, 2025 from a combination of cash and PIK to solely PIK at the rate of 15%, with an option to maintain such terms after June 30, 2025 in exchange for an additional 2% PIK fee or transition to payments made 10% PIK and 5% in cash;
•
Extending the due date for the 5% exit fee with respect to the Nineteenth Amendment to December 31, 2024;

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, "Centre Lane Senior Secured Credit Facility," to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during the nine months ended September 30, 2024 and 2023:

(in thousands)	Nine Months Ended September 30,
	2024	2023
Cash flow used in operating activities	$(451)	$(5,883)
Cash flow used in investing activities	(100)	(14)
Cash flow (used in) provided by financing activities	(971)	8,357
Net (decrease) increase in cash and cash equivalents, net of impact of exchange rates	$(1,515)	$2,464

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the nine months ended September 30, 2024, cash used in operating activities was $451,000. The primary factors affecting our operating cash flows during the period were our net loss of $13.2 million, adjusted for non-cash charges of $1.4 million for amortization of intangible assets, $2.2 million of amortization of debt discount, $6.9 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, $191,000 for stock compensation expense, and a $1.8 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.3 million increase in accounts receivable, a $543,000 decrease in accounts payable, and a $363,000 decrease in other liabilities, partially offset by a $200,000 increase in deferred revenue.

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

Investing Activities

Cash used in investing activities of $100,000 and $14,000 for the nine months ended September 30, 2024 and 2023, respectively, was due to $14,000 and $14,000, respectively, for the purchase of property and equipment, and $86,000 for website enhancement during the nine months ended September 30, 2024.

Financing Activities

During the nine months ended September 30, 2024, the Company used cash of $892,000 in financing activities, which is largely attributable to repayment of principal on the Centre Lane Senior Secured Credit Facility of $879,000.

During the nine months ended September 30, 2023, the Company drew $8.6 million of debt financing from the Centre Lane Senior Secured Credit Facility, which was used primarily to fund our working capital.

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

As of September 30, 2024, the Company entered into two sublease agreements of its Boca Raton corporate offices. The subleases will continue for the remaining term on the initial lease agreement of 3 years with no option to extend. The aggregate minimum annual rental income under the subleases is approximately $137,000 with 3% escalations per annum. See Note 12, “Leases,” to the Company's consolidated financial statements for details regarding the Company’s lease.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of and for the period ended September 30, 2024, due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.

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

As the Company integrates the operations acquired through the Big Village Acquisition, there is a risk of identifying deficiencies in our overall internal controls. Our focus is on implementing and maintaining effective financial management systems and internal controls, on an ongoing process. However, given that all such controls are not yet fully operational, management has concluded that a material weakness existed in the Company’s internal controls over financial reporting, rendering them ineffective at December 31, 2023.

As set forth below, management will take steps to remediate the material weaknesses identified below. Notwithstanding the material weaknesses described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended September 30, 2024.

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

As the Company continues to integrate the operations assumed as part of the Big Village Acquisition, we have identified deficiencies in our overall internal controls, specifically as identified below:

•
Inadequate controls related to revenue recognition, cost of revenue, and the accounts payable and accrual process leading to potential omission or misstatement of material transactions impacting financial statements; and
•
Ineffectiveness of the Company’s information technology systems and controls concerning financial information.

To address these weaknesses, the Company has initiated a remediation plan comprising the following measures:

•
Updating the information technology general controls ("ITGC") risk assessment to incorporate operations from the Big Village Acquisition;
•
Examination of information technology systems to ascertain necessary updates to support the financial reporting process;
•
Collaboration with a third-party company to ensure SOX compliance, establish and document controls related to revenue recognition, accounts payable, and other processes to enhance internal controls over financial reporting; and
•
Expansion of our finance department through the hiring of certified public accountants with prior auditing experience, knowledge of SEC filings and technical issues. In the year ended December 31, 2023, two additional certified public accountants were onboarded, tasked with month end close oversights and SEC reporting. We believe this will strengthen our finance department as we work towards developing strong internal controls and providing guidance beyond the finance functions to senior management to support our financial reporting process.

We will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of developments to legal proceedings during the nine months ended September 30, 2024, see “Litigation” under Note 17, “Commitments and Contingencies” to our consolidated financial statements.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2024, in connection with the appointment of new people to the Board of Directors of the Company, the Company issued 39,891 options to purchase shares of the Company’s common stock to each of Ms. Elaine Riddell, Mr. Joseph T. Pergola, and Mr. Thomas A. Triscari. Each option has an exercise price of $0.057 per share, becomes exercisable on December 31, 2024, and expires on August 7, 2034. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1*	Certification of the Principal Executive Officer pursuant to Section 1350				Filed

32.2*	Certification of the Principal Financial Officer pursuant to Section 1350				Filed

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				Filed

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				Filed

104.	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BRIGHT MOUNTAIN MEDIA, INC.

November 12, 2024	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Ethan Rudin
Ethan Rudin,
Chief Financial Officer
(Principal Financial and Accounting Officer)