Form 10-K
period 2024-12-31
Bright Mountain Media, Inc.
filed 2025-03-10
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,752,453 on June 30, 2024.

As of March 4, 2025, we had 175,965,052 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2024 (this “Annual Report on Form 10-K”) contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," “would, “could” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in forward-looking statements. Factors that could cause or contribute to such differences in our actual results include those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (the "SEC"). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law.

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

Business Overview

Organization and Nature of Operations

Bright Mountain Media, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Bright Mountain” or “we”) is an end-to-end marketing services company that helps brands with the right audiences, at the right time, with the right message, both effectively and efficiently by removing the middlemen in the marketing workflow. Our end-to-end offerings combine consumer insights with creative services, media services, and advertising technology to deliver solutions to improve audience fidelity for brands. We focus on digital publishing, advertising technology, consumer insights, creative services, and media services.

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

Advertising Technology

Our advertising technology, or AdTech, division focuses on delivering targeted ads to audiences on owned and operated sites as well as third-party publishers in a cost-effective manner through the deployment of proprietary technologies. By developing our own proprietary technology stack, we are able to pass along efficiencies to both the demand and supply side of the ecosystem. Our goal is to enable and support a streamlined, end-to-end advertising model that addresses both demand (buy side) and publisher supply (sell side) programmatic sales and delivery of digital advertisements using an array of audience targeting tools and advertising formats (display, audio, video, CTV, in-app). Programmatic advertising relies on software programs that leverage data and proprietary algorithms to match the optimal selection of an ad with a bid price offered by advertisers.

Consumer Insights

Our consumer insights division focuses on providing primary and secondary research, and competitive intelligence to address customers' strategic issues. We provide cutting-edge and dynamic research, offering clients a comprehensive perspective on their consumers. This insight extends to strategic guidance on the optimal timing and channels to effectively connect with target audiences. Our cutting-edge approach combines advanced data analytics, artificial intelligence, and comprehensive market research, to uncover actionable insights that drive informed decision-making.

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

Media Services

Our media services division focuses on advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. Our aim is to empower clients to access the most sought-after advertising spaces across diverse platforms tailored to their specific needs and preferences. Our data-driven approach aims to ensure that ad placements are not only well-targeted, but also continuously optimized for maximum efficiency and ROI. Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us a valuable partner in the success of our clients' advertising and marketing endeavors.

The Company generates revenue through:

•
the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue;
•
fees for facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs");
•
serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of marketing campaigns;
•
providing primary and secondary research, and competitive intelligence to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

Our Strategy

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

We Are Creatives in Love with Our Craft

A modern creative and media shop that positions brands to be lifted by their audiences with contextually crafted work in social, digital, and traditional channels. We aim to understand what is happening now in humanity and culture and getting prepared for what's next.

We Are The Authority On Moms And Motherhood

Our publishing division offers global reach through our engaging content and multicultural audiences. We are here for mom throughout her motherhood journey. We aim to help families raise happy, kind and confident kids, and deliver diverse voices and perspectives on motherhood.

Market Challenge

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

According to eMarketer’s report, “US Ad Spending 2024”, published May 2024, total media and digital ad spending will grow at a healthy pace for most of the rest of the decade. Total media ad spending will cross $400 billion in 2025 and grow at double digit annual rates in the years to come. Retail media and connected TV remain the most popular formats, although traditional search and social media networks are by far the largest categories for spending. Social network ad spending will overtake traditional search by 2026.

According to eMarketer’s report, “Advertising Trends to Watch in 2025”, published in November 2024, after a strong year of digital ad spending growth, advertisers, large platforms, and smaller publishers alike will confront challenges arising from generative AI and pending antitrust cases. Retail media’s growth will hit speed bumps as advertisers demand more interoperability, while streaming platforms will seek to sustain growth by adding live sports, and other content production will be down. AI will permeate more aspects of media buying. Digital ad spending growth in 2025 will maintain most of 2024’s momentum, with advertisers increasing spending by 12.5% year over year, a slight dip from 2024’s 15.0% growth. Still, digital’s share of total US ad spending will be pushed past 80%.

Industry Outlook

Impact on the U.S. Market

In April 2024, a report was published by Interactive Advertising Bureau ("IAB") titled "Internet Advertising Revenue Report, Full-Year 2023 Results." The report reflected how the digital advertising industry continued to grow in 2023 despite challenging economic conditions. After seeing exponential growth of 35.4% from 2020 to 2021, a slowdown in advertising revenues was expected, magnified by continuing economic uncertainty and high inflation rates impacting marketing budgets. Despite these challenges, internet advertising revenues grew 7.3% year over year between 2022 and 2023, reaching their highest recorded level of $225.0 billion.

Ad revenues for search recorded a 5.2% annual growth, a $4.4 billion increase, growing to $88.8 billion in 2023. While search ad revenue continued to have the largest market share of 39.5%, its year over year growth was slower than other formats. Video accounted for 23.2% of all advertising revenue, bringing in $52.1 billion in 2023, a 10.6% year over year growth. Audio, including podcasts and music streaming, achieved an 18.9% increase from 2022, accounting for $7.0 billion in revenue. Programmatic ad revenue was $114.2 billion, an increase of 4.4% from 2022.

Following a slowdown in 2022, social media advertising revenues grew 8.7%. The allocation of digital ad spend towards user-generated content and the increase in international-based ecommerce revenues in the US support this growth, and will help drive continued growth in the years to come.

Retail media advertising revenues also continued to show strong signs of growth in 2023, increasing 16.3% year over year, totaling $43.7 billion. Retail media spend is likely to continue to see sustained growth as privacy regulations and performance potential make spend on e-commerce sites more appealing.

With increasing emphasis on privacy and regulation, the IAB indicated that they expect businesses to adapt their strategies to a privacy-by-design ecosystem and leverage advanced targeting capabilities to reach audiences at scale. Retail media networks are evolving through strategic cross-platform partnerships, improvement measurement capabilities, and the adoption of industry standards. These shifts are complimented by the integration of GenAI, which streamlines existing creative processes and enhances operational efficiencies.

Impact on the Worldwide Market

In January 2024, eMarketer published a report titled "Worldwide Digital Ad Spending Forecast 2024". The report stated that ad spending growth would accelerate across the board in 2024, and that digital media, traditional media, and total media ad spending would all grow faster worldwide in 2024 than in 2023. After two years of relative malaise, the outlook was positive on a global scale and in every major region of the world. eMarketer indicated that digital advertising had a better 2023 than they originally predicted.

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

Digital Ad Spending Worldwide, 2022-2028 billions, % change and % of total media ad spending

Note: includes advertising that appears on desktop and laptop computers as well as mobile phones, tablets, and other internet-connected devices, and includes all the various formats of advertising on those platforms

Source: eMarketer Forecast, March 2024

285432	www.eMarketer.com

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

Technology and Product Platforms (Including URLs)

Our top technical priorities are the security of our systems and the fast and reliable delivery of pages and ads to our users. Our systems are designed to handle processing of personal data, as well as traffic and network growth. We rely on multiple tiers of redundancy/failover and, with respect to our AdTech business, third-party content delivery networks to achieve our goal of 24 hours-a-day, seven-days-a-week uptime. Regular automated backups protect the integrity of our data. Our servers are continuously monitored by numerous third-party and open-source monitoring and alerting tools.

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

Customers

Our customers are advertisers, advertising agencies and advertising service organizations. For the year ended December 31, 2024, one customer represented 12.2% of our revenue, and for the year ended December 31, 2023, two customers represented 23.0% of our revenue, with one customer representing 10.0% of our revenue, and the other representing 13.0% of our revenue. These customers have the option to cancel their agreements with us by providing advance written notice with the time-period required for the advance notice being not longer than 30 days.

Regulatory Environment

Interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the U.S. and abroad that focus on consumer protection or data privacy. In particular, this scrutiny has focused on the use of cookies and other technology to collect or aggregate information about internet users’ online browsing activity. Because some of our service offerings rely upon large volumes of such data collected primarily through cookies, it is essential that we monitor developments in this area domestically and globally, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect and how we use that data to provide our services.

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

Nineteen U.S. states have passed comprehensive privacy laws aimed at protecting consumer privacy rights, and a federal consumer privacy law has also been proposed. For example, California has adopted the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), which is intended to protect consumer privacy rights, and, among other things, provide California residents with the ability to know what information companies collect about them, to request, in certain circumstances, the deletion of such information, and to affirmatively opt out of the sale or “sharing” of their personal information. The CPRA established the California Privacy Protection Agency (the “CPPA”) to oversee enforcement of and compliance with the CCPA. The CPPA is currently in the process of issuing guidance and interpreting the regulations, and as such we cannot yet predict the full impact of the CCPA, as amended by the CPRA, or any rules or regulations promulgated thereunder, nor can we predict the full impact of any interpretations thereof.

There are also several specific foreign laws and regulations governing the collection and use of certain types of consumer data relevant to our business.

For instance, the use and transfer of personal data in the European Union (the "EU") member states is currently governed under the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR sets out liabilities for certain data protection violations, as well as a greater compliance burden for us in the course of delivering our solution in Europe. Among other requirements, the GDPR obligates companies that process large amounts of personal data about EU residents to implement a number of formal processes and policies reviewing and documenting the privacy implications of the development, acquisition, or use of all new products, technologies, or types of data. Further, the EU is expected to replace the EU Cookie Directive governing the use of technologies to collect consumer information with the EU ePrivacy Regulation. The EU ePrivacy Regulation proposes burdensome requirements around obtaining consent and imposes fines for violations that are materially higher than those imposed under the EU Cookie Directive.

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

As of December 31, 2024, we had 119 employees, all of which were employed in the U.S.

We employ a balanced approach in managing our human capital resources. Depending on where a human-capital management function is most effective or efficient, processes are either managed at the Company level or designated to our subsidiary operating units to adopt strategies appropriate for their client sector, workforce makeup, talent requirements and business demands.

The Company retains oversight of all human capital resources and activities, setting standards, providing support and policy guidance, and sharing programs. At the corporate center, centralized human capital management processes include development of human resources governance and policy; executive compensation for senior leaders across the Company; benefits programs; performance planning, development and retention of the Company’s senior executives and key roles in the operating units; and executive development.

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

The Company has a 401(K) plan that covers employees that have reached 18 years of age upon commencement of employment. The plan provides for voluntary employee contribution through salary deductions. For the year ended December 31, 2024, and 2023, there were no employer contributions made.

History of Our Company

We were organized as a Florida corporation in 2010 but remained a development stage company until 2013, when we changed our name to Bright Mountain Holdings, Inc., and began building our digital marketing brand in 2014. In 2015, we changed our name again to Bright Mountain Acquisition Corporation, and then to Bright Mountain Media, Inc., as we began acquiring businesses, including e-commerce businesses, and implementing our strategy to transform into a digital publishing and advertising technology holding company. During 2018, we discontinued our e-commerce product sales segment to focus entirely on the advertising segment. In 2020, we acquired Wild Sky Media in the digital publishing area consistent with our strategy to transform into a digital publishing and advertising technology holding company. In 2023, we expanded our focus when we completed the acquisition of two business units of Big Village (Big Village Insights, Inc and Big Village Agency LLC, (together, the “Big Village Entities”)). Through these acquisitions, we have now expanded how we connect with our customers focusing on consumer insights, creative services, and media services. We currently have eight subsidiaries: CL Media Holdings LLC, Bright Mountain LLC, Mediahouse, Inc., Slutzky & Winshman Ltd, Deep Focus Agency LLC, BV Insights LLC, Wild Sky Media Co. Ltd., and Oceanside Media, LLC. During the year ended December 31, 2023, we terminated operations of Mediahouse, Inc. and Slutzky & Winshman Ltd, which are located in the United States and Israel, respectively. At December 31, 2024, these two entities held no employees but had not been dissolved. Wild Sky Media Co. Ltd., which is located in Thailand, ended its operations on December 31, 2024, and this entity will not hold any employees after December 31, 2024.

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

Summary of Principal Risk Factors

Risks Relating to Our Financial Condition and Indebtedness

•
We have a history of losses.
•
We may not be able to refinance, extend or repay our substantial indebtedness owed to Centre Lane Partners ("Centre Lane") which would have a material adverse effect on our financial condition and ability to continue as a going concern.
•
Our secured indebtedness may impair our ability to operate our business.
•
We have depended upon sales of equity securities and borrowings under the Centre Lane Senior Secured Credit Facility to provide operating capital.
•
Our economic performance has raised substantial doubt about our ability to continue as a going concern.
•
If we fail to establish and maintain adequate internal control over our financial and management system, our ability to accurately and timely report our financial results could be adversely affected, resulting in errors in our financial reporting, which could cause a loss of investor confidence.
•
We depend upon a substantial portion of our revenues from a limited number of customers.
•
We are subject to seasonal fluctuations in our revenues in future periods.
•
Our cash could be adversely affected if the financial institutions in which we hold our cash fail.

Risks Related to Our Operations

•
Past acquisitions and any future acquisitions, joint ventures, strategic alliances or similar transactions may not perform as expected.
•
The acquisition of new businesses is costly, and these acquisitions may not enhance our financial condition.
•
If we fail to detect advertising fraud or other actions that impacts our advertising campaign performance, we could harm our reputation with advertisers or agencies, which would cause our revenue and business to suffer.
•
If advertising on the internet loses its appeal, our revenue could decline.
•
Our success is dependent in part upon our ability to effectively expand and manage our relationships with our publishers.
•
Online security breaches or other disruptions of our information technology systems could harm our business.
•
We must generate high quality content in order to attract and retain users, advertisers and strategic buyers.
•
We may expend significant resources to protect our content or to defend claims of infringement by third parties, and if we are not successful, we may lose the rights to use material or be required to pay significant fees.
•
Failure to protect our intellectual property rights or claims by others that we infringe their intellectual property rights could substantially harm our business.
•
Developing and implementing new and updated applications, features and services for our websites may be more difficult than expected, may take longer and cost more than expected and may not result in sufficient increases in revenue to justify the costs.
•
If we are unable to obtain or maintain key website addresses, our ability to operate and grow our business may be impaired.

•
If we are unable to respond to rapid technological change, our products and services could become obsolete, and our reputation could suffer.
•
Our ability to deliver our content depends upon the quality, availability, policies and prices of certain third-party service providers.
•
We may be held liable for content or third-party links on our website or content distributed to third parties, and our general liability insurance may not be adequate to compensate us for all liabilities to which we are exposed.
•
We depend on our senior management team and other key employees, and the loss of any of them could harm our business.
•
We must hire, integrate and/or retain qualified personnel to support our business.
•
We deliver advertisements to users from third-party advertising services, which exposes our users to content and functionality over which we do not have ultimate control.
•
Our services may be interrupted if we experience problems with our network infrastructure.
•
Our systems may fail due to natural disasters, telecommunications failures and other events, any of which would limit user traffic.
•
We are unable to predict the impacts of any potential pandemic or outbreak of disease on our business.
•
Privacy violations could impair our business.
•
We are subject to several regulatory risks, and any failure to comply with various regulations could adversely impact our business.
•
Litigation is both costly and time-consuming, and there is no certainty of a favorable result.
•
Our industry is intensely competitive, and if we do not effectively compete against current and future competitors, our business, results of operations and financial condition could be harmed.
•
We may be adversely affected by the effects of inflation.
•
Our platform relies on third-party open source software components.
•
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
•
If ad formats and digital device types develop in ways that prevent advertisements from being delivered to consumers, our business, results of operations, and financial condition may be adversely affected.
•
Our intellectual property rights may be difficult to enforce and protect, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and having an adverse effect on our business, results of operations, and financial condition.
•
We could experience a decline in renewals or demand for our subscription-based research services.
•
We may be unable to develop and offer new research products and services.
•
Our creative advertising services division may not be able to remain competitive or retain key clients.

Risks Related to the Ownership of Our Securities

•
There is a limited public market for our common stock.
•
We have outstanding options and warrants to purchase approximately 12% of our outstanding common stock, which will have a dilutive effect on our existing shareholders if converted or exercised.
•
The concentration of stock ownership and control by Centre Lane, and our debt transaction with Centre Lane, may cause conflicts of interests that may adversely affect us.
•
Some provisions of our charter documents and Florida law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders and may prevent attempts by our shareholders to replace or remove our current management.
•
Our Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing or deterring a change of control.
•
We do not anticipate paying any cash dividends on our common stock in the foreseeable future and, as such, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
•
We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

RISKS RELATING TO OUR FINANCIAL CONDITION AND INDEBTEDNESS

We have a history of losses.

We incurred significant net losses for the years ended December 31, 2024, and 2023, and at December 31, 2024, we had a significant accumulated deficit. There is substantial doubt that we will be able to significantly increase our revenues and gross profit to a level which supports profitable operations and provides sufficient funds to pay our operating expenses and other obligations as they become due. The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring all strategic alternatives, including restructuring or refinancing its debts, seeking additional debt, such as borrowings under the Centre Lane Senior Secured Credit Facility or seeking equity capital. The ability to access the capital market is also dependent on the stock volume and market price of the Company's stock, which cannot be assured. The Company may need to pursue other measures including reducing or delaying certain business activities, reducing general and administrative expenses, and reducing its headcount.

We may not be able to refinance, extend or repay our substantial indebtedness owed to Centre Lane, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We anticipate that we will need a significant amount of cash in the near future in order to repay the portion of our outstanding debt obligations owed under the Centre Lane Senior Secured Credit Facility as and when they mature. As of December 31, 2024, we owed Centre Lane $78.8 million under the Centre Lane Senior Secured Credit Facility. Of this amount, $952,000 is due on each of March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, respectively. The remaining balance of $75.0 million is due in 2026 or later. If we have insufficient cash to pay these amounts and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default in the Centre Lane Senior Secured Credit Facility, Centre Lane would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if Centre Lane exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

Our secured indebtedness may impair our ability to operate our business.

As of December 31, 2024, and 2023, we had $78.8 million and $70.2 million in outstanding secured indebtedness under the Centre Lane Senior Secured Credit Facility, respectively. The instruments governing our existing secured indebtedness may inhibit our ability to incur additional debt and require significant payments from the proceeds of any debt or equity sale without the consent of the lender. In addition, we have additional covenants and obligations under the secured indebtedness which may limit our ability to operate our business. Our ability to repay the indebtedness may require us to dedicate a substantial portion of our cash flow for operations to payment of debt service and principal thereby reducing funds available to implement our business strategy. Our level of indebtedness could also provide limits in our ability to adjust to changing market conditions and vulnerability in the event of a downturn in economic conditions in the businesses in which we operate and impair our ability to obtain additional financing for our business strategy. If we are unable to meet our obligations under the secured indebtedness, the lender may call a default and our business could be foreclosed upon.

We have depended upon sales of equity securities and borrowings under the Centre Lane Senior Secured Credit Facility to provide operating capital.

Historically, we have not generated sufficient gross profit to pay our operating expenses and we reported a net loss for the years ended December 31, 2024, and 2023. During 2024 and 2023, we were dependent on borrowings under the Amended and Restated Centre Lane Senior Secured Credit Facility (the "Centre Lane Senior Secured Credit Facility") to support our working capital needs. We are not currently a party to any binding agreements to raise additional capital and there are no assurances we will be able to raise any additional third-party capital. Although we recently improved our gross profit substantially and became cash flow positive, there can be no assurance that this trend will continue, and if it does not continue, and we are unable to raise sufficient additional working capital as needed, we may be unable to grow our Company, and we may not be able to pay our liabilities as they come due.

The Company’s economic performance has raised substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $166.9 million at December 31, 2024. Our independent registered public accounting firm’s report on our audited consolidated financial statements includes an explanatory paragraph related to substantial doubt about the Company’s ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we fail to establish and maintain adequate internal control over our financial and management system, our ability to accurately and timely report our financial results could be adversely affected, resulting in errors in our financial reporting, which could cause a loss of investor confidence.

We must maintain effective financial and management systems and internal controls to meet our public company reporting obligations. Moreover, the Sarbanes-Oxley ("SOX") requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. If we have a material weakness or deficiency in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to maintain effective financial and management systems and internal controls could result in errors in our financial reporting, us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements.

We depend upon a substantial portion of our revenues from a limited number of customers.

For the year ended December 31, 2024, one customer represented 12.2% of our revenue, and for the year ended December 31, 2023, two customers represented 23.0% of our revenue, with one customer representing 10.0% of our revenue, and the other representing 13.0% of our revenue. The loss of these customers could have a material adverse impact on our results of operations in future periods. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. If these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose major customers. These customers have the option to cancel their agreements with us by providing advance written notice with the time period required for the advance notice being not longer than 30 days. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenue, results of operations and/or the trading price of our common stock.

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

Risks that could have a material adverse effect on our business, results of operations or financial condition include, without limitation:

•
the inability of the acquired business to meet the sales and operating projections provided to us;
•
the difficulty of assimilating the operations and personnel of acquired businesses;
•
the unexpected loss of customers of the acquired business;
•
the diversion of management time and resources and the potential disruption of our ongoing business;
•
the potential inability of management to maximize our financial and strategic position as a result of an acquisition or investment;
•
the potential for costs and delays in implementing, and the potential difficulty in maintaining, uniform standards, controls, procedures and policies, including the integration of different information systems;
•
unexpected costs and time associated with upgrading the acquired business's internal accounting systems as well as educating each of its staff as to the proper methods of collecting and recording financial data;
•
the risk of entering market segments in which we have no or limited direct prior experience and where competitors in such market segments have stronger market segment positions;
•
potential unknown liabilities associated with acquired businesses;
•
the risk that there could be deficiencies in the internal controls of any acquired company or investments that could result in a material weakness in our overall internal controls taken as a whole; and
•
the potential loss of key employees of an acquired company.

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

•
a decline in the rates that we can charge for advertising and promotional activities;
•
our inability to create applications for our customers;
•
the fact that internet advertisements and promotions are, by their nature, limited in content relative to other media;
•
companies may be reluctant or slow to adopt online advertising and promotional activities that replace, limit or compete with their existing direct marketing efforts;
•
companies may prefer other forms of Internet advertising and promotions that we do not offer;
•
the quality or placement of transactions, including the risk of non-screened, non-human inventory and traffic, could cause a loss in customers or revenue; and
•
regulatory actions may negatively impact our business practices.

If the number of companies who purchase online advertising and promotional services from us does not grow, our revenue could decline.

Our success is dependent in part upon our ability to effectively expand and manage our relationships with our publishers.

Outside of our owned and operated websites, our AdTech business is dependent upon our publishing partners to provide the media it sells. Our AdTech business depends on these publishers to make their respective media inventories available to it to use in connection with the campaigns that it manages, creates, or markets. Our AdTech business's growth depends, in part, on its ability to expand and maintain its publisher relationships within its network and to have access to new sources of media inventory such as new partner websites and Facebook pages that offer attractive demographics, innovative and quality content, and growing Web user traffic volume. Our AdTech business's ability to attract new publishers to its networks and to retain Web publishers currently in its networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to, our AdTech business's ability to introduce new and innovative products and services, its pricing policies, and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase media inventory from Web publishers continues to increase. In the event our AdTech business is not able to maintain effective relationships with its publishers, its ability to distribute advertising campaigns will be greatly hindered which will reduce the value of its services and adversely impact its results of operations in future periods.

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

Various risks could interrupt access to our primary network infrastructure or data, exposing us to significant costs and other liabilities. Our revenue depends on technology for critical business operations, providing services to our clients, delivering and measuring advertising impressions, operating our ad exchange, and impression placement. That technology further depends on our IT systems' continuing and uninterrupted performance. Our IT infrastructure operates on cloud-based service providers, Software as a Service ("SaaS") providers), and managed services housed in third-party commercial data centers, including primary and secondary locations, which are regionally dispersed to mitigate the impact of a localized event. This infrastructure relies on multiple internet service providers ("ISPs"), content delivery networks ("CDNs"), domain name systems ("DNS providers"), and mobile networks for operations. In addition, our systems interact with the systems of buyers and sellers and their contractors.

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

We are unable to predict the impacts of any potential pandemic or outbreak of disease on our business.

Our business and operations could be adversely affected by future health pandemics or outbreaks of disease, impacting the markets and communities in which we, our third-party vendors and customers operate. Because our Company operates in the digital advertising industry, unlike a brick and mortar-based company, predicting the impact of future health pandemics on our Company is difficult.

In addition, we cannot predict the impact any future pandemic or outbreak of a disease, or a catastrophic event will have on our business partners and third-party vendors, and we may be adversely impacted as a result of the adverse impact our third-party vendors suffer. We maintain long-standing relationships with Google and others that provide access to hundreds of thousands of advertisers from which most of our real-time bidding and digital publishing revenue originates. Any adverse impact on the operations of those companies would have a correspondingly adverse impact on our revenues in future periods. To the extent a pandemic or other catastrophic event adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could adversely impact our business, financial performance and condition, and results of operations.

Privacy violations could impair our business.

We have a policy against using personally identifiable information obtained from users of our websites without the user’s permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we use personal information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and electronic commerce merchants. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify internet users that the data may be used by marketing entities to direct product promotion and advertising to the user. For example, California has adopted the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), which is intended to protect consumer privacy rights, and, among other things, provide California residents with the ability to know what information companies collect about them, to request, in certain circumstances, the deletion of such information, and to affirmatively opt out of the sale or “sharing” of their personal information. Eighteen other states have passed comprehensive privacy laws similar to the CCPA and the CPRA, and a federal consumer privacy law has also been proposed. Similar laws may be implemented in other jurisdictions that we do business in and in ways that may be more restrictive than the CCPA or the CPRA, increasing the cost of compliance, as well as the risk of noncompliance, on our business. Other countries and political entities, such as the EU, have also adopted such legislation or regulatory requirements. If consumer privacy concerns are not adequately addressed, our business, financial condition and results of operations could be materially harmed.

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

New tools used by consumers to limit data collection, regulatory restrictions and potential changes to web browsers and mobile operating systems affect our ability to collect such data, which could harm our operating results and financial condition. The ability of our AdTech business to deliver high quality solutions to its customers is based on its technology’s capability to derive relevant, actionable insights from the data that it ingests into its systems and its ability to execute marketing programs across digital channels. The future of digital data collection practices is evolving, with some prominent companies in the industry recently announcing that they will implement their own individual data collection tools and phase out others. This approach may or may not be compatible with our current operations in those channels and platforms. It is yet to be determined if there will be an industry-wide framework for targeting consumers in a digital environment. Furthermore, regulatory and legislative actions may influence which data collection tools are permitted in various jurisdictions and may further restrict our data collection efforts. Without this incremental data, we may not have sufficient insight into the consumer’s activity to provide some of our current tools, products, and services, which may impact our capacity to execute our customers’ programs efficiently and effectively. Various digital tracking tools may be deleted or blocked by consumers. The most commonly used internet browsers also allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with), which are not affected by changes from web browsers and operating systems, or third-party cookies (placed by parties that do not have direct relationship with the consumer), which some browsers may block by default. Mobile devices using Android and iOS operating systems limit the ability of cookies, or similar technology, to track consumers while they are using applications other than their web browser on the device. Even if cookies and ad blockers do not ultimately have an adverse effect on our business, investor concerns about the utility and robustness of these tracking technologies could limit demand for our stock and cause its price to decline. We also partner with third-party data suppliers and publishers. When we purchase or license from third-party data suppliers, we are dependent upon our ability to obtain such data on commercially reasonable terms and in compliance with applicable regulations. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we had to terminate our ties with data suppliers either due to commercial or regulatory reasons, our ability to provide products to our customers could be materially adversely impacted, which could result in decreased revenues and operating results. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

The rejection of digital advertising by consumers, through opt-in, opt-out or ad-blocking technologies or other means or the restriction on the use of third party-cookies, mobile device identifiers or other tracking technologies, could adversely affect our business, results of operations, and financial condition.

Our AdTech division, research division, and publishing division use, in various ways, “cookies,” or small text files placed on consumer devices when an Internet browser is used, as well as mobile device identifiers, to gather data in connection with certain of their products and offerings. These cookies and mobile device identifiers may record information such as when a consumer views or clicks on an advertisement, when a consumer visits a website, the consumer’s location, and browser or other device information. Third party vendors may also share their information about consumers’ interests with us or give us permission to use their cookies and mobile device identifiers. We use data from cookies, mobile device identifiers, and other tracking technologies for various purposes, including—for our AdTech division—helping advertisers decide whether to bid on, and how to price, an ad impression in a certain location, at a given time, for a particular consumer. Without cookies, mobile device identifiers, and other tracking technology data: (i) transactions processed through our AdTech division would be executed with less insight into consumer activity, reducing the precision of advertisers' decisions about which impressions to purchase for an advertising campaign, which could make placement identifiers advertising through our platform less valuable, and harm our revenue; (ii) we might no longer be able to continue to provide certain products we currently offer, such as certain audience segments; (iii) vendors who help us monetize our advertising inventory on our owned and operated websites might face greater difficulty in monetizing that inventory. If our ability to use cookies, mobile device identifiers or other tracking technologies is limited, we may be required to develop or obtain additional applications and technologies to compensate for the lack of cookies, mobile device identifiers and other tracking technology data, which could be time consuming or costly to develop, less effective, and subject to additional regulation. Additionally, consumers can, with increasing ease, implement technologies that limit our ability to collect and use data to deliver advertisements or provide services or products. Cookies may be deleted or blocked by consumers. The most commonly used Internet browsers allow consumers to modify their browser settings to block first-party cookies (placed directly by the publisher or website owner that the consumer intends to interact with) or third-party cookies (placed by parties, like us, that have no direct relationship with the consumer), and some browsers block third-party cookies by default. Some prominent technology companies, including Google, have also announced intentions to discontinue the use of cookies, and to develop alternative methods and mechanisms for tracking consumers. As companies replace cookies, it is possible that such companies may rely on proprietary algorithms or statistical methods to track consumers without cookies, or may utilize log-in credentials entered by consumers into other web properties owned by these companies, such as their email services, to track web usage, including usage across multiple devices. Alternatively, such companies may build different and potentially proprietary consumer tracking methods into their widely-used web browsers. Although we believe it is possible for our businesses to adapt and continue to provide their services and products without cookies, this transition could be more disruptive, slower, or more expensive than we currently anticipate, and could materially affect our ability to serve our customers, and our business, results of operations, and financial condition could be adversely affected. Mobile devices using Android and iOS operating systems limit the ability of cookies to track consumers while they are using applications other than their web browser on the device. As a consequence, fewer cookies may be set in browsers or be accessible in mobile devices, which could adversely affect our business. Some consumers also download “ad blocking” software on their computers or mobile devices, not only for privacy reasons, but also to counteract the adverse effect advertisements can have on the consumer experience, including increased load times, data consumption, and screen overcrowding. Ad-blocking technologies and other global privacy controls may prevent some third-party cookies, or other tracking technologies, from being stored on a consumer's computer or mobile device. If more consumers adopt these measures, it could reduce the volume or effectiveness and value of advertising, which could adversely affect our business, results of operations, and financial condition. Even if ad blockers do not ultimately have an adverse effect on our business, investor concerns about ad blockers could cause our stock price to decline.

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

We have outstanding options and warrants to purchase approximately 12% of our outstanding common stock, which will have a dilutive effect on our existing shareholders if converted or exercised.

As of December 31, 2024, we had 176,114,652 shares of common stock outstanding, with options and warrants outstanding to purchase an aggregate of 21,032,733 shares of common stock. The conversion or possible exercise of the preferred notes, warrants and/or options, would increase the total outstanding shares of common stock by approximately 12% at December 31, 2024, which will have a dilutive effect on our existing shareholders.

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

Provisions in our amended and restated articles of incorporation, as amended (the "Articles of Incorporation") and our amended and restated bylaws (the "Bylaws"), as well as provisions of Florida law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our shareholders, or remove our current management. These include provisions that:

•
permit our Board to issue up to 20,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;
•
provide that all vacancies on our Board, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
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

Our common stock ownership is highly concentrated. As of December 31, 2024, Mr. W. Kip Speyer, our former Chairman of the Board, beneficially owned approximately 17.9% of our common stock. In addition, 10th Lane Partners LP, an affiliate of Centre Lane, beneficially owns approximately 23.6% of our common stock (which amount includes the holdings of two other Centre Lane affiliates) and an individual shareholder owns an additional 6.1% of our common stock. As a result of the concentrated ownership of the Company's stock, these people collectively may be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our Company and it may affect the market price of our common stock.

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

Our board of directors and executive leadership team, through our Information Security Executive Charter, oversees our risk management program, of which cybersecurity represents an important component. Our Global IT Director is responsible for managing our risk management program, including our cybersecurity strategies and initiatives and the periodic review of our policies, standards, and risks. Our Global IT Director has over 25 years of experience in technology and security.

Our board of directors and executive leadership approves cyber security strategies, initiatives, and investments to ensure alignment with business objectives and risk tolerance.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement. An addendum to the lease dated June 14, 2022 sets a lease renewal term of five years beginning upon completion of improvements to the office space by the landlord, which were completed on September 12, 2022. The annual base rent as of the beginning of this renewal term is approximately $143,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the lease for one additional five-year term.

During the year ended December 31, 2024, the Company entered into two sublease agreements for its Boca Raton corporate office suites. The subleases will continue for the remaining term on the initial lease agreement of three years with no option to extend. The aggregate minimum annual rental income under the subleases is approximately $137,000 with 3% escalations per annum. The Company retains the ability to use the address as its mailing address.

As of December 31, 2024, all of the Company's employees work remotely. We periodically review our facility requirements and may acquire new facilities based on evolving business needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. In addition, we are currently a party to the following actions:

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending Big Village Acquisition. Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. On November 27, 2024, the District Court entered a judgment in favor of Ladenburg and against the Company granting damages of $1.7 million to Ladenburg. On December 26, 2024, the Company filed a motion with the District Court requesting that the District Court reconsider its judgment. This motion was denied on January 30, 2025. The Company plans to appeal the judgment. The outcome of this matter is not determinable as of the date of issuance of these consolidated financial statements.

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

The Company’s common stock trades at very low volumes. There were 407 holders of record of the Company's common stock as of March 4, 2025. The closing price of our common stock as reported on the OTCQB Market on December 31, 2024 was $0.04 per share.

The following table sets forth the high and low bid prices per share of our common stock as reported by the OTC Markets for the periods indicated. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	December 31, 2024
	High	Low
1st Quarter	$0.14	$0.05
2nd Quarter	$0.14	$0.05
3rd Quarter	$0.11	$0.05
4th Quarter	$0.05	$0.04

	December 31, 2023
	High	Low
1st Quarter	$0.35	$0.10
2nd Quarter	$0.14	$0.04
3rd Quarter	$0.11	$0.06
4th Quarter	$0.14	$0.06

Dividend Policy

The Company has paid or accrued dividends on shares of preferred stock pursuant to the terms of such preferred stock. The Company has never declared nor paid any cash dividends on its common stock, and we do not expect to pay any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. The decision whether to pay cash dividends on our common stock will be made within the sole discretion of the Board, and will depend on the Company’s financial condition, results of operations, capital requirements and other factors that the Board considers significant. There can be no assurance that any dividends on our common stock will ever be paid. In addition, except in certain limited circumstances, the Credit Agreement to which the Company is a party prohibits the Company from paying any dividend or other distribution (whether in cash, securities or other property) with respect to its capital stock.

Any future loan arrangements we enter into may also contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock.

Recent Sales of Unregistered Securities

On December 26, 2024, in connection with the entry into that certain Twenty-First Amendment to Amended and Restated Senior Secured Credit Agreement (the “Twenty-First Amendment”) to the Amended and Restated Senior Secured Credit Agreement between the Company, the lenders party thereto (the “Lenders”), and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent, dated June 5, 2020, as amended, the Company issued 5,001,991 shares of common stock to an affiliate of the Lenders. The issuance of these securities was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2024, and 2023 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the "Risk Factors," "Cautionary Notice Regarding Forward-Looking Statements" and "Business" sections in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions to identify forward-looking statements.

Overview

Organization and Nature of Operations

Bright Mountain Media, Inc. is an end-to-end marketing services company that helps brands with the right audiences, at the right time, with the right message, both effectively and efficiently by removing the middlemen in the marketing workflow. Our end-to-end offerings combine consumer insights with creative services, media services, and advertising technology to deliver solutions to improve audience fidelity for brands. We focus on digital publishing, advertising technology, consumer insights, creative services, and media services.

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

Consumer Insights

Our consumer insights division focuses on providing primary and secondary research and competitive intelligence to address customers' strategic issues. We provide cutting-edge and dynamic research, offering clients a comprehensive perspective on their consumers. This insight extends to strategic guidance on the optimal timing and channels to effectively connect with target audiences. Our cutting-edge approach combines advanced data analytics, artificial intelligence, and comprehensive market research, to uncover actionable insights that drive informed decision-making.

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

Media Services

Our media services division focuses on advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. Our aim is to empower clients to access the most sought-after advertising spaces across diverse platforms tailored to their specific needs and preferences. Our data-driven approach aims to ensure that ad placements are not only well-targeted, but also continuously optimized for maximum efficiency and ROI. Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us a valuable partner in the success of our clients' advertising and marketing endeavors.

The Company generates revenue through:

•
the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue;
•
fees for facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs");
•
serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns;
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

Recent Developments

During 2022, the Company began scaling down its operations of Slutzky & Winshman Ltd, a digital media company located in Israel that was acquired in August 2019. In 2023, we terminated operations in Israel and all employees were terminated. Also in 2023, we terminated the operation of News Distribution Network, Inc., a newspaper technology company, which we also acquired in 2019, and subsequently rebranded this service as Mediahouse. During 2024, we terminated the operation of Wild Sky Media Co Ltd., located in Thailand, and all employees were terminated. At December 31, 2024, these three entities have not yet been dissolved.

During 2024, the Company's consumer insights division maintained a business line which connected clients to individuals with expertise across a multitude of disciplines for consulting on particular projects for those clients. In March of 2024, the consumer insights division stopped offering those expert broker services and sold the assets related to its expert broker business to a third party.

In June of 2024, W. Kip Speyer retired from his position as Chairman of the Board, and Harry Schulman resigned from his position as a member of the Board. In August of 2024, the Board of Directors of the Company appointed Ms. Elaine Riddell, Mr. Joseph T. Pergola, and Mr. Thomas A. Triscari as directors of the Company, effective August 8, 2024.

On November 27, 2024, a judgment was entered against the Company granting damages of $1.7 million in connection with the Ladenburg litigation described in Item 3. On December 26, 2024, the Company and its subsidiaries entered into the Twenty-First Amendment to the Credit Agreement for the purpose of securing a bond to stay execution of the judgment. The Company obtained the bond and a stay of execution of the judgment was granted on February 3, 2025. The Company currently plans to appeal the judgment.

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

Limited Number of Customers. For the year ended December 31, 2024, one customer represented 12.2% of our revenue, and for the year ended December 31, 2023, two customers represented 13.0% and 10.0% of our revenue, respectively. The loss of either of these customers could have a material adverse impact on our results of operations in future periods.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following are the key financial and operational metrics for the years ended December 31, 2024, and 2023:

	Year Ended
	December 31, 2024	December 31, 2023
(in thousands)
Revenue	$56,681	$44,546
Cost of revenue	40,221	31,766
Gross margin	16,460	12,780
General and administrative expenses	21,378	22,522
Impairment of goodwill and intangibles	-	17,070
Financing and other expense, net	(12,106)	(8,752)
Net loss	$(17,024)	$(35,564)

Adjusted EBITDA (loss) (1)	$790	$(3,932)

(1) For a reconciliation of net loss to Adjusted EBITDA see “Use of Non-GAAP Financial Measures” below.

Revenue

The Company generates revenue through:

•
the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue;
•
fees for facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs");
•
serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns;
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

Revenue increased approximately $12.1 million, or 27%, for the year ended December 31, 2024 when compared to the same period in 2023. See below for a detailed analysis of revenue for the years ended December 31, 2024, and 2023.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers and sales commission.

Cost of revenue increased approximately $8.4 million, or 27%, for the year ended December 31, 2024 compared to 2023. See below for a detailed analysis of cost of revenue for the years ended December 31, 2024, and 2023.

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

General and administrative expenses decreased approximately $1.1 million, or 5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. See below for a detailed analysis of general and administrative expenses for the years ended December 31, 2024 and 2023.

Impairment of goodwill and intangibles

Impairment of goodwill and intangibles decreased approximately $17.1 million, or 100%, for the for the year ended December 31, 2024 compared to 2023.

Results of Operations

The following is our analysis of the results of operations for the years ended December 31, 2024, and 2023. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net loss from operations for the year ended December 31, 2024 was $17.0 million as compared to a net loss of $35.6 million for the year ended December 31, 2023. The following is our analysis for the period.

	Year Ended
	December 31, 2024	December 31, 2023	Change
(in thousands)
Revenue	$56,681	$44,546	$12,135	27%
Cost of revenue	40,221	31,766	8,455	27%
Gross margin	16,460	12,780	3,680	29%
General and administrative expenses	21,378	22,522	(1,144)	-5%
Impairment of goodwill and intangibles	—	17,070	(17,070)	-100%
Loss from operations	(4,918)	(26,812)	21,894	-82%
Financing and other expense, net	(12,106)	(8,752)	(3,354)	-38%
Net loss	$(17,024)	$(35,564)	$18,540	-52%

Gross margin percentage	29%	29%		0%

Revenue

Our revenue increased by $12.1 million, or 27%, for the year ended December 31, 2024, compared to the same period in 2023. For the year ended December 31, 2024, revenue includes $36.5 million, which represents the impact of the Big Village Acquisition, completed in April 2023. This compares to $31.0 million for the same period in 2023. The Company focuses on digital publishing, advertising technology, consumer insights, creative services, and media services. Changes in revenue generated by each such division are set forth below:

	Year Ended
	December 31, 2024	December 31, 2023	Change
(in thousands)
Digital publishing	$1,733	$4,130	$(2,397)	-58%
Advertising technology	18,449	9,463	8,986	95%
Consumer insights	26,572	23,868	2,704	11%
Creative services	7,505	5,130	2,375	46%
Media services	2,422	1,955	467	24%
	$56,681	$44,546	$12,135	27%

Digital Publishing

Digital publishing revenue decreased by $2.4 million, or 58%, for the year ended December 31, 2024 compared to the same period of 2023. Approximately $1.7 million, or 3%, of the Company’s revenue for the year ended December 31, 2024 was generated from our digital publishing customers compared to $4.1 million, or 9%, for the same period in 2023. This division was significantly impacted by macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns and reduction in website traffic.

Advertising Technology

Advertising technology revenue increased by $9.0 million, or 95%, for the year ended December 31, 2024 compared to the same period of 2023. Approximately $18.4 million, or 33%, of the Company’s revenue for the year ended December 31, 2024 was generated from our advertising technology customers compared to $9.5 million, or 21%, for the same period in 2023. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn has allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue increased by $3.2 million, or 13%, for the year ended December 31, 2024 compared to the same period in 2023 and represented approximately 48% of the Company’s revenue for the year ended December 31, 2024. As discussed above, the Big Village Acquisition was completed in April 2023, and is the main driver of the increase in consumer insights revenue for the year ended December 31, 2024.

Creative Services

Creative services revenue increased by $1.9 million, or 38%, for the year ended December 31, 2024 compared to the same period in 2023, and represented approximately 13% of the Company’s revenue for the year ended December 31, 2024. As discussed above, the Big Village Acquisition was completed in April 2023, and is the main driver of the increase in creative services revenue for the year ended December 31, 2024.

Media Services

Media services revenue increased by $467,000, or 24%, for the year ended December 31, 2024 compared to the same period in 2023, and represented approximately 4% of the Company’s revenue for the year ended December 31, 2024.

Cost of Revenue

	Year Ended
	December 31, 2024	December 31, 2023	Change
(in thousands)
Direct salaries and labor costs	$7,557	$7,355	$202	3%
Direct project costs	11,723	10,246	1,477	14%
Non-direct project costs	6,617	6,371	246	4%
Publisher costs	12,384	5,877	6,507	111%
Content creation	699	1,078	(379)	-35%
Sales commissions	1,152	764	388	51%
Other	89	75	14	19%
	$40,221	$31,766	$8,455	27%

Cost of revenue increased $8.4 million, or 27%, for the year ended December 31, 2024, compared to the same period of 2023. For the year ended December 31, 2024, cost of revenue includes $25.9 million, or 64% from the impact of the Big Village Acquisition, which was completed in April 2023. This compares to $24.0 million, or 75% for the same period in 2023.

Direct Salaries and Labor Cost

Direct salaries and labor cost increased $202,000, or 3% for the year ended December 31, 2024 when compared to the same period in 2023. Approximately $7.6 million, or 19%, of the Company's cost of revenue for the year ended December 31, 2024 was a result of direct salaries and labor cost, compared to $7.4 million, or 23% for the same period in 2023. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative services, and media services divisions.

Direct Project Cost

Direct project cost increased $1.5 million, or 14% for the year ended December 31, 2024 when compared to the same period in 2023. Approximately $11.7 million, or 29%, of the Company's cost of revenue for the year ended December 31, 2024, was a result of direct project cost compared to $10.2 million, or 32%, for the same period in 2023. As discussed above, the Big Village Acquisition, which was completed in April 2023, is the main driver of the increase in direct project cost for the year ended December 31, 2024. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative services, and media services divisions.

Non-Direct Project Cost

Non-direct project cost increased $246,000, or 4%, for the year ended December 31, 2024, when compared to the same period in 2023. Approximately $6.6 million, or 16%, of the Company's cost of revenue for the year ended December 31, 2024, was a result of non-direct project cost compared to $6.4 million, or 20%, for the same period in 2023. These costs represent overall client service costs that are not specifically related to a particular project.

Publisher Cost

Publisher cost was $12.4 million, which represents 31% of overall cost of revenue, and $5.9 million, or 18%, of overall cost of revenue for the years ended December 31, 2024 and 2023, respectively. We experienced an increase of $6.5 million, or 111%, for the year ended December 31, 2024 compared to the same period in 2023. This increase is consistent with the increase noted in revenue for our advertising technology division. These costs represent payments to media providers and website publishers which drive revenue for our advertising technology division.

Gross Margin

Gross margin was $16.5 million, and $12.8 million for the years December 31, 2024 and 2023. Our gross margin increased $3.7 million or 29% for the year ended December 31, 2024, when compared to the same period for 2023. Gross margin as a percentage of revenue remained consistent at 29% for both years ended December 31, 2024 and 2023.

General and Administrative Expenses

	Year Ended
	December 31, 2024	December 31, 2023	Change
(in thousands)
Personnel costs	$8,750	$10,024	$(1,274)	-13%
Legal fees	2,618	981	1,637	167%
Professional fees	3,568	4,750	(1,182)	-25%
Insurance	775	1,014	(239)	-24%
Depreciation	127	125	2	2%
Amortization	1,924	2,490	(566)	-23%
Website expenses	1,183	1,193	(10)	-1%
Data processing	1,408	899	509	57%
Other	1,025	1,046	(21)	-2%
	$21,378	$22,522	$(1,144)	-5%

Gross margin as a percentage of general and administrative expense	77%	57%		20%

General and administrative expenses decreased $1.1 million, or 5%, for the year ended December 31, 2024, compared to the same period in 2023. The decrease is due to a combination of factors as discussed below.

Personnel Cost

Personnel cost decreased by approximately $1.3 million, or 13%, for the year ended December 31, 2024 compared to the same period in 2023. The Company reduced its headcount in 2024 by 71 employees, including 28 employees that were terminated as a reduction in force. The Company incurred severance cost of approximately $250,000 in connection with this reduction.

The Company incurred severance cost of approximately $389,000 associated with a headcount reduction during the same period for 2023. We had 119 total employees as of December 31, 2024, compared to 190 total employees as of December 31, 2023.

Legal Fees

Legal fees increased by $1.6 million, or 167%, for the year ended December 31, 2024, compared to the same period in 2023. This increase is due largely to payments made as part of the ongoing litigation with Ladenburg. For a full description of litigation matters, see Note 17, "Commitments and Contingencies," to the consolidated financial statements.

Professional Fees

Professional fees decreased by $1.2 million, or 25%, during the year ended December 31, 2024, when compared to the same period in 2023. Approximately $1.5 million of overall professional fees during 2023 represented costs associated with the Big Village Acquisition that were one-time in nature, and were not repeated during the current year.

Data Processing

Data processing costs increased by $509,000, or 57%, during the year ended December 31, 2024, when compared to the same period in 2023. As discussed above, the Big Village Acquisition was completed in April 2023, and contributed to data processing for nine months of the prior period and for the full twelve months of the current period, and is the main driver of the increase in data processing for the year ended December 31, 2024.

Impairment of Goodwill and Intangibles

During the year ended December 31, 2023, the Company performed an impairment assessment on goodwill and intangibles for the Ad Network, Owned & Operated, and Insights reporting units. The assessment indicated that the carrying value was in excess of its implied fair value for the Ad Network and Owned & Operated reporting units, resulting in an impairment charge of $14.1 million and $2.9 million for goodwill and intangibles, respectively. There was no such charge for the same period in 2024, after performing an impairment assessment on goodwill and intangibles for the Ad Network, Owned & Operated, and Insights reporting units. See Note 6, "Intangible Assets, Net", and Note 7, "Goodwill", to the consolidated financial statements.

Financing Expense (Income)

	Year Ended
	December 31, 2024	December 31, 2023	Change
(in thousands)
Interest expense	$12,653	$9,189	$3,464	38%
Other expense (income)	(547)	(437)	(110)	25%
Total financing and other expense, net	$12,106	$8,752	$3,354	38%

Financing expense increased $3.4 million, or 38%, for the year ended December 31, 2024, compared to the same period in 2023. This increase was largely attributable to a $3.5 million increase in interest expense related to the Centre Lane Senior Secured Credit Facility, which reflected higher principal and fees as a result of amendments to the Centre Lane Senior Secured Credit Facility during the year ended December 31, 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities and net working capital (deficit) as of December 31, 2024 as compared to December 31, 2023.

	December 31, 2024	December 31, 2023
(in thousands)
Total current assets	$20,299	$19,737
Total current liabilities	33,780	30,802
Net working capital (deficit)	$(13,481)	$(11,065)

As of December 31, 2024, we had a cash balance of $2.5 million and a restricted balance of $1.9 million, compared with a cash balance of $4.0 million as of December 31, 2023. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See –“Going Concern.”

During the year ended December 31, 2024 and 2023, the Company received $1.9 million and $8.6 million, respectively, in debt financing from the Centre Lane Senior Secured Credit Facility. We used these funds to secure a bond in connection with our appeal of the Ladenburg litigation during 2024, and to fund the Big Village Acquisition in 2023.

Going Concern

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $166.9 million as of December 31, 2024. Cash flows provided by (used in) operating activities were $1.9 million and $(4.7) million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, the Company had a working capital deficit of approximately $13.5 million, inclusive of $2.5 million in cash and cash equivalents and $1.9 million in restricted cash.

The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $3.9 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Agreement or raising equity capital. The ability to access the capital markets is also dependent upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, or reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

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

Financing Arrangement Summary

Centre Lane Senior Secured Credit Facility

On June 5, 2020, the Company and its subsidiaries entered into to the Amended and Restated Senior Secured Credit Agreement between themselves, the lenders party thereto (the "Lenders") and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (“Centre Lane Partners”), as amended (the “Credit Agreement”). The Credit Agreement has been amended numerous times to change the terms, including the amounts outstanding, the interest rate, the maturity date and other payment terms.

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
•
Extending the due date for the 5% exit fee with respect to the Nineteenth Amendment to December 31, 2024.

On December 26, 2024, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-First Amendment to the Credit Agreement, pursuant to which the Company borrowed an additional approximately $1.9 million from the Lenders (“Twenty-First Amendment Loan Amounts”). Interest incurred on the Twenty-First Amendment Loan Amounts will be payable in a combination of cash and payments in kind. Interest to be paid in cash will accrue at (i) a rate of 0% per annum from the date the Twenty-First Amendment Loan Amounts are funded until June 30, 2025 and (ii) a rate of 5% per annum thereafter; provided, however, if prior to June 30, 2025, the Company informs Centre Lane Partners that it will pay the PIK Fee (as defined below) to the Lenders, then the interest rate will remain 0% per annum. Interest to be paid in kind will accrue at (x) a rate of 15% per annum from the date the Twenty-First Amendment Loan Amounts are funded until June 30, 2025 and (y) a rate of 10% per annum thereafter; provided, however, if prior to June 30, 2025, the Company informs Centre Lane Partners that it will pay the PIK Fee to the Lenders, then the interest rate will remain 15% per annum. For purposes of the foregoing, the “PIK Fee” shall mean an amount equal to 2% of the Twenty-First Amendment Loan Amounts outstanding payable in kind.

The outstanding principal owed to Centre Lane Partners was $78.8 million and $70.2 million as of December 31, 2024 and December 31, 2023, respectively. Of the amount outstanding at December 31, 2024, approximately $3.8 million is due by December 31, 2025. The balance of $75.0 million is due in 2026. The First Out Loans and the Last Out Loans have a maturity date of April 20, 2026; the Twenty-First Amendment Loan Amounts have a maturity date of the earlier of (i) the date upon which certain litigation is resolved and results in the Company being obligated to pay a certain amount in connection with such litigation and (ii) April 20, 2026; and the Nineteenth Amendment Term Loans had a maturity date of December 31, 2024, in which the loan balance was repaid.

The amount due under the Credit Agreement bears interest at 7.0% per annum plus the Secured Overnight Financing Rate ("SOFR"). At December 31, 2024, the SOFR was 4.71%, thus the overall interest rate on this facility was 11.71% per annum at December 31, 2024.

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, "Centre Lane Senior Secured Credit Facility," to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during the years ended December 31, 2024, and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Cash flow provided by (used in) operating activities	$1,878	$(4,658)
Cash flow used in investing activities	(110)	(14)
Cash flow (used in) provided by financing activities	(1,361)	8,353
Net increase in cash and cash equivalents, net of impact of exchange rates	$406	$3,685

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the year ended December 31, 2024, cash provided by operating activities was $1.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $17.0 million, adjusted for non-cash charges of $1.9 million for amortization of intangible assets, $2.7 million of amortization of debt discount, $9.4 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, $254,000 for stock option compensation expense, and a $4.4 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $1.7 million decrease in deferred revenue, a $369,000 decrease in accounts receivable, a $198,000 decrease in prepaid expenses and other current assets, a $5.2 million increase in accounts payable and accrued expenses, and a $1.2 million increase in other liabilities.

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

Investing Activities

Cash used in investing activities of $110,000 and $14,000 for the years ended December 31, 2024 and 2023, respectively, was related to $14,000 used for the purchase of property and equipment in both 2023 and 2024, and $96,000 used for website enhancement during the year ended December 31, 2024.

Financing Activities

During the year ended December 31, 2024, the Company used cash of $1.4 million in financing activities, which is largely attributable to repayment of principal on the Centre Lane Senior Secured Credit Facility of $3.1 million, partially offset by the draw of $1.9 million on the Centre Lane Senior Secured Credit Facility that we used to secure a bond in connection with our appeal of the Ladenburg litigation.

During the year ended December 31, 2023, the Company drew $8.4 million of debt financing from the Centre Lane Senior Secured Credit Facility, which was primarily used to fund our working capital needs.

Contractual Obligations and Commitments

The following table represents our contractual obligations as of December 31, 2024, aggregated by type:

	Total	Due in less than 1 year	Due 1-3 years	Due 3-5 years	More than 5 years
($ in thousands)
Operating lease	$252	$79	$173	$-	$-
Finance lease	42	22	20	-	-
Centre Lane Senior Secured Credit Facility	78,822	3,808	75,014	-	-
Interest payable - Centre Lane Senior Secured Credit Facility	21	21	-	-	-
	$79,137	$3,930	$75,207	$-	$-

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Year Ended
	December 31, 2024	December 31, 2023
(in thousands)
Net loss before tax	$(17,024)	$(35,564)
Depreciation expense	127	125
Amortization of intangibles	1,924	2,490
Impairment of goodwill and intangibles	-	17,070
Amortization of debt discount	2,697	2,074
Other interest expense	39	27
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes	9,917	7,088
EBITDA	(2,320)	(6,690)
Stock compensation expense	254	196
Non-recurring professional fees	390	1,462
Non-recurring legal fees	2,216	711
Non-recurring severance expense	250	389
Adjusted EBITDA (loss)	$790	$(3,932)

Critical Accounting Policies

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements, describes the significant accounting policies used in preparation of the consolidated financial statements. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving management judgments and estimates are described below. Actual results in these areas could differ from management's estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 606, Revenue from Contracts with Customers, (ASC 606). The Company recognizes revenue at a point in time when control is transferred to the customer or over time as a percentage of completion or otherwise in accordance with the terms of the contract. Cash received by the Company prior to when control of services is transferred to the customer, is recorded as deferred revenue.

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

See Note 2, "Summary of Significant Accounting Policies," to the consolidated financial statements.

Goodwill

We have generated goodwill as a result of our acquisitions. At the time of acquisition, we account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

We review our goodwill for impairment on an annual basis at September 30 or more frequently if events or a change in circumstances indicates that the carrying amount may not be recoverable. We test goodwill for impairment at a level within the Company referred to as a reporting unit. We have determined that there are three reporting units: “Owned & Operated”, “Ad Network” and “Insights”.

In accordance with FASB Accounting Standards Codification No. 350, Goodwill and Other, (ASC 350), we initially perform a qualitative assessment (commonly known as "step zero") to determine whether further impairment testing is necessary before performing the two-step test. The qualitative assessment requires judgment by management about economic conditions including the entity's operating environment, its industry and other market considerations, entity-specific events related to financial performance or loss of key personnel and other events that could impact the reporting unit. If management concludes, based on assessment of relevant events, facts, and circumstances, that it is more likely than not that a reporting unit's fair value is greater than its carrying value, no further impairment testing is required. If we determine, based on this assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative goodwill impairment test by comparing the reporting unit's fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting unit's carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment loss is recognized if the fair value of the reporting unit exceeds its carrying value.

See Note 7, "Goodwill" to the consolidated financial statements for details regarding goodwill impairment.

Valuation for Debt Modifications and Extinguishment

The Company enters into various amendments to our credit facility for additional loans used for working capital. Part of the amendments include fees that would be added and capitalized to the principal amount of the original loan. The Company is required to perform an analysis of the change in each amendment to determine whether the change represents a modification or an extinguishment of debt.

Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is de-recognized and the new debt is recorded at fair value, which becomes the new carrying value. Significant, complex calculations are inherently required in determining the proper accounting treatment. For each amendment, we calculate the present value of the cash flows under the terms of the amendment, and determine if it is considered substantially different by at least a 10% difference from the present value of the remaining cash flow of the original debt instrument.

See Note 10, "Centre Lane Senior Secured Credit Facility" to the consolidated financial statements.

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

See Note 21, "Income Taxes" to the consolidated financial statements.

Segment Reporting

Consistent with FASB Accounting Standards Codification No. 280, Segment Reporting (ASC 280), our Chief Financial Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our components are digital publishing, advertising technology, consumer insights, creative services, and media services. There are no segment managers who are held accountable by the Chief Financial Officer, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment.

Off Balance Sheet Arrangements

As of December 31, 2024 and 2023, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and related notes, together with the report of independent registered public accounting firm, appear starting at pages F-1 of this Annual Report on Form 10-K for the years ended December 31, 2024, and 2023, and are incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the period ended December 31, 2024, our disclosure controls and procedures were effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As the Company continues to improve its accounting staff and processes, internal controls are at the forefront of our efforts to produce accurate and complete financial statements. The Company has provided standard operating procedures to ensure each process is both functioning and performed correctly. This allows for documented updates and improvements. The implementation of the month end close software also elevated our internal controls and documentation. Management does recognize that without updated systems, the manual processes will allow for possible material weaknesses in the future.

Notwithstanding the significant deficiencies described below, based on the Company’s continued improvements in its accounting staff and processes described above, the Company’s Chief Executive Officer and Chief Financial Officer evaluated our internal controls and concluded that as of the period ended December 31, 2024, they were effective, and that our consolidated financial statements included in this Form 10-K fairly represent, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2024.

Outlined below are the significant deficiencies identified by management, along with the remedial actions planned.

Significant Deficiency

A significant deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. The presence of such a deficiency does not mean that a material misstatement has occurred, but it indicates the possibility of such an occurrence in the future.

As the Company continues to update and integrate its accounting and project systems, we have identified deficiencies in our overall internal controls, specifically as identified below:

•
Inadequate controls related to revenue recognition and cost of revenue processes leading to the possibility of the misstatement of material transactions impacting financial statements.
•
Ineffectiveness of the Company’s information technology systems and controls concerning financial information.

•
Inadequate controls related to share cancellation processes leading to the possibility of misstatement of transactions impacting financial statements.

To address these weaknesses, the Company has initiated a remediation plan comprising the following measures:

•
Updating the information technology general controls ("ITGC") risk assessment to ensure reliability, integrity, security, and confidentiality of the Company’s infrastructure and data.
•
Examination of information technology systems to ascertain necessary updates to support the financial reporting process.
•
Implementing the compliance option in Floqast to identify and document key controls. This will create a key control matrix to establish and document controls related to revenue recognition, cost of sales, equity, and other processes to enhance internal controls over financial reporting.
•
In the year ended December 31, 2024, the accounting and finance department has improved with the hiring of an experienced operational Controller and Accounting Manager as well as the VP of Finance. These positions will compliment and collaborate with the existing SEC Reporting Manager. We believe this will strengthen our department as we work towards strong internal controls and provide guidance beyond the finance functions for those we rely on to provide information to support our financial reporting process.

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

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position
Matthew Drinkwater	51	Interim Chairman of the Board and Chief Executive Officer
Elaine Riddell	69	Director
Joseph Pergola	50	Director and Chairman of Audit Committee
Thomas Triscari	55	Director and Chairman of Compensation Committee
Jeff Hirsch	66	Director and Chairman of Governance Committee

Matthew Drinkwater has been a member of our Board since January 2022 and was appointed Chief Executive Officer in December 2021. He was appointed Interim Chairman of the Board on August 8, 2024. Mr. Drinkwater has an extensive track record of adding value to the companies he has worked for over his professional career in several key senior executive and sales roles at companies such as Buzzfeed Inc. (NASDAQ: BZFD), Twitter Inc., Groupon Inc. (NASDAQ: GRPN), Yahoo and America Online (AOL). Mr. Drinkwater is a digital executive with extensive, progressively advancing leadership experience at iconic high tech brands. Mr. Drinkwater was a member of Revenue Collective, a private organization for commercial growth operators, from 2020 to 2021. Mr. Drinkwater served as the Senior Vice President, International from 2017 to 2019 and General Manager, International from 2019 to 2020 for Buzzfeed Inc. He also was in Agency Development and Global Accounts at Twitter from 2015 to 2017 and head of Twitter’s Global Online Sales in San Paolo, Brazil from 2013 to 2015. Mr. Drinkwater served as Vice President of Groupon East Coast from 2011 to 2013 and Senior Director of Sales, New England and Canada at Yahoo from 2009 to 2011. Mr. Drinkwater holds a B.A. in Economics from College of the Holy Cross.

We believe that Mr. Drinkwater possesses attributes that qualify him to serve as a member of our Board, including his experience serving in key management roles and extensive knowledge of the tech industry.

Elaine Riddell has been a member of our Board since September 2024. Ms. Riddell has over 15 years of experience as a CEO at leading firms such as NOPWorld Health, TNS Healthcare, and Kantar Health (now Oracle LifeSciences). She currently serves as Managing Director at Oaklins DeSilva + Phillips, a leading investment bank specializing in M&A advisory within the marketing and media services sector. In addition to her advisory work, Ms. Riddell serves as a board director for the Executive Forum, a network of top executives dedicated to advancing business growth. She served as Vice President from 2012-2016 and 2018-2024 and was Chair of the Advisory Board for Themis Analytics from 2016 to its acquisition in 2017. Ms. Riddell is a McGill University alumna and holds dual Canadian and American citizenship.

We believe that Ms. Riddell possesses attributes that qualify her to serve as a member of our Board, including her distinguished history of transforming established global data, analytics, and consulting firms into high-performing market leaders.

Joseph Pergola has been a member of our Board since September 2024. Mr. Pergola currently serves as the Chief Financial Officer of Truckstop, a leading digital marketplace for freight. With over 25 years in the industry, Mr. Pergola has held key roles at Amazon, Criteo, The Weather Company, Yahoo, and Time Warner. As CFO of Integral Ad Science, he was instrumental in the company’s successful IPO in 2021, valued at $3.8 billion. Mr. Pergola holds a B.S. in Business Management from Saint Peter’s University and an MBA in Finance and Media and Communications from Fordham Gabelli School of Business.

We believe that Mr. Pergola possesses attributes that qualify him to serve as a member of our Board, including his distinguished track record of leading and transforming finance, accounting, mergers and acquisitions, corporate development, business and sales operations, and real estate for multiple Fortune 500 Media and Ad Tech companies.

Thomas Triscari has been a member of our Board since September 2024. Mr. Triscari currently serves as a Senior Advisor at Landmark Ventures and is the founder of the Forensic AdTech Collective Thinktank (FACT), an initiative to pioneer new standards in the industry. His extensive advisory and non-executive board roles include positions at WasteNot, Br1dge, Adfidence, and Compliant. He serves as a non-executive board member at Adslot and has made significant contributions as the Founder of the Quo Vadis Newsletter, a respected resource in AdTech. Previously, Mr. Triscari held influential roles at Yahoo! EMEA, where he participated in sales operations, planning, and strategy, and at Criteo, where he served as Director of Publisher Marketplace and Business Intelligence. As an entrepreneur, Mr. Triscari founded Labmatik, a consultancy specializing in programmatic advertising, and led Yieldr, a demand-side platform (DSP) as CEO. He holds a B.A. in Economics from UCLA and an MBA in Finance and Entrepreneurship from the University of Notre Dame Mendoza College of Business.

We believe that Mr. Triscari possess attributes that qualify him to serve as a member of our Board, including his extensive experience and deep understanding of the AdTech and media industries.

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

Director Independence

Our Board has determined that Ms. Riddell, Mr. Pergola, Mr. Triscari, and Mr. Hirsch qualify as “independent” directors within the meaning of the NYSE listing standards. The NYSE independence definition includes a series of objective tests regarding a director’s independence and requires that the Board make an affirmative determination that a director has no relationship with us that would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director.

There are currently no family relationships among any of our directors or executive officers.

Executive Officers

Below are the names, ages, and positions of our current executive officers:

Name	Age	Position
Matthew Drinkwater	51	Interim Chairman of the Board and Chief Executive Officer
Ethan Rudin	50	Chief Financial Officer

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

Audit Committee. We have a separately designated standing audit committee of the Board (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The current members of the Audit Committee are Joseph Pergola (chair) and Thomas Triscari. All members of the Audit Committee have been determined by the Board to be independent within the meaning of the NYSE corporate governance standards. The Board has determined that Mr. Pergola qualifies as an “audit committee financial expert,” as defined in Item 407 of Regulation S-K.

The Audit Committee assists the Board with fulfilling its oversight responsibility relating to:

•
the integrity of the Company’s consolidated financial statements and financial reporting process;
•
the Company’s systems of internal controls;
•
the performance of the Company’s accounting function and independent auditors; and
•
the independent auditor’s qualifications and independence.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, officers and persons who beneficially own 10% or more of the Company’s common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2024 and for prior fiscal years, all such filing requirements applicable to any person who served as a director, officer, or greater than 10% beneficial owner during the year ended December 31, 2024 were complied with other than as follows: (i) a late Form 3 and two late Form 4s were filed for Matthew Drinkwater to report his appointment as an officer and director, and to report three transactions; (ii) a Form 3 and a Form 4 were due but have not yet been filed for Jeff Hirsch to report his appointment as a director and to report three transactions; (iii) a late Form 4 was filed for Elaine Riddell to report one transaction; (iv) a late Form 3 and late Form 4 were filed for Thomas Triscari to report his appointment as director and one transaction; (v) a late Form 4 was filed for Joseph Pergola to report one transaction; and (vi) Centre Lane Partners Master Credit Fund II, L.P. failed to file a Form 3 upon becoming a 10% shareholder.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the fiscal year ended December 31, 2024 (the “named executive officers”) are:

•
Matthew Drinkwater, Interim Chairman of the Board and Chief Executive Officer; and
•
Ethan Rudin, Chief Financial Officer.

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers for the years ended December 31, 2024, and 2023:

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Total

Matthew Drinkwater (2)	2024	400,000	200,000	*	600,000
Chief Executive Officer	2023	317,500	200,000	*	517,500
Ethan Rudin (3)	2024	325,000	81,250	*	406,250
Chief Financial Officer	2023	67,708	20,300	*	88,008

* Indicates that the grant date fair value of the option grant was less than one dollar.

(1) The amounts included in the Option Awards column reflects the aggregate fair market value of stock options to purchase our common stock on the grant date pursuant to FASB ASC Topic 718. All stock options were granted with an exercise price equal to the fair market value of the common stock on the date of the grant.

(2) Mr. Drinkwater's annual base salary was increased to $400,000 effective June 1, 2023. He agreed to a 10% reduction in his base salary between September 2023 and December 31, 2023, which was contemporaneous with temporary salary reductions for Wild Sky Media employees.

(3) Mr. Rudin was appointed Chief Financial Officer effective October 18, 2023.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date

Matthew Drinkwater	500,000	-	(1)	$0.010	December 1, 2031
	125,000	125,000	(2)	$0.010	May 26, 2032
	-	125,000	(3)	$0.035	November 14, 2034
Ethan Rudin	81,250	243,750	(4)	$0.010	October 28, 2033

(1) On December 1, 2021, Mr. Drinkwater was granted options to purchase 500,000 shares of common stock. These options vested 25% on each of December 1, 2021, December 1, 2022, December 1, 2023, and December 1, 2024.

(2) On May 26, 2022, Mr. Drinkwater was granted options to purchase 250,000 shares of common stock. These options (i) vested 25% on May 26, 2023 and May 26, 2024, and (ii) will vest 25% on each of May 26, 2025, and May 26, 2026.

(3) On November 14, 2024, Mr. Drinkwater was granted options to purchase 125,000 shares of common stock. These options will vest 25% on each of November 14, 2025, November 14, 2026, November 14, 2027, and November 14, 2028.

(4) On October 28, 2023, Mr. Rudin was granted options to purchase 325,000 shares of common stock. These options (i) vested 25% on October 28, 2024, and (ii) will vest 25% on each of October 28, 2025, October 28, 2026, and October 28, 2027.

Executive Employment Agreements and Other Arrangements

Matthew Drinkwater

Effective December 1, 2024, we entered into an Executive Employment Agreement with Matthew Drinkwater, our Chief Executive Officer. His employment contract's term is for three years, subject to successive one-year automatic extensions, unless either party provides notice of its intent not to renew the Employment Agreement at least 120 days prior to the then-current expiration date. His annual base salary is $400,000, and he is entitled to an annual bonus of up to $600,000 based on the achievement of certain performance targets by the Company. In addition to his base salary and annual bonus, Mr. Drinkwater will be eligible to participate in all of the Company’s benefit plans offered to employees of the Company from time to time, subject to satisfying eligibility requirements. Additionally, Mr. Drinkwater was granted 125,000 options to purchase an equal number of shares of the Company's common stock at an exercise price of $0.035 per share. The options will vest over four years and otherwise be subject to the terms of the Bright Mountain Media, Inc. 2022 Stock Option Plan. Pursuant to the terms of the Employment Agreement, Mr. Drinkwater is bound by customary non-competition and non-solicitation covenants during his period of employment. In the event that Mr. Drinkwater is terminated without cause, which includes a termination by Mr. Drinkwater for Good Reason (as defined in the Employment Agreement), or the Employment Agreement is terminated by way of non-renewal on the part of the Company, Mr. Drinkwater will be entitled to (i) any accrued but unpaid benefits under the Employment Agreement, (ii) any earned but unpaid annual bonus amounts, and (iii) monthly severance payments for a period of 12 months equal to between 100% and 150% of his base monthly salary at the time of termination, depending on the conditions of the termination. In the event that Mr. Drinkwater is terminated with cause or the Employment Agreement is terminated by way of non-renewal on the part of Mr. Drinkwater, Mr. Drinkwater will be entitled to any accrued but unpaid benefits under the Employment Agreement. Further, notwithstanding the foregoing, if Mr. Drinkwater is terminated without cause, including a termination by Mr. Drinkwater for Good Reason, within three months before or within one year following a change in control of the Company, Mr. Drinkwater will be entitled to monthly severance payments for a period of 12 months equal to 150% of his base monthly salary at the time of termination. If Mr. Drinkwater is terminated for cause or Mr. Drinkwater terminates the Employment Agreement for any reason, Mr. Drinkwater will be bound by such non-competition covenants for a period of one year after the date his employment with the Company terminates. Mr. Drinkwater will be bound by such non-solicitation covenants for a period of two years after the date his employment with the Company terminates regardless of the reason for such termination. Additionally, pursuant to the terms of the Employment Agreement, Mr. Drinkwater is bound by certain customary non-disclosure covenants during the period of his employment and after the date his employment with the Company terminates.

Ethan Rudin

On October 4, 2023, we entered into an Executive Employment Agreement with Ethan Rudin, our Chief Financial Officer. Pursuant to his employment contract, his annual base salary is $325,000, and he has a discretionary bonus target equivalent to 25% of his base salary subject to the achievement of certain performance metrics. In addition to his base salary and bonus, Mr. Rudin is eligible to participate in all of the Company's benefit plans offered from time to time, subject to satisfying eligibility requirements. Additionally, Mr. Rudin was granted options to purchase 325,000 shares of the Company's common stock with an exercise price equal to $0.09, the fair market value of our common stock on the date of grant. The options will vest over four years and otherwise be subject to the terms of the Bright Mountain Media, Inc. 2022 Stock Option Plan. If Mr. Rudin is terminated without cause, subject to complying with certain conditions, he is entitled to severance equal to his annual salary payable in six equal monthly installments. Pursuant to the terms of the employment agreement, Mr. Rudin is bound by customary non-competition and non-solicitation covenants during his period of employment and for a period of one year after the date his employment with the Company terminates. Additionally, pursuant to the terms of the employment agreement, Mr. Rudin is bound by certain customary non-disclosure covenants during the period of his employment and after the date his employment with the Company terminates.

On March 7, 2025, effective January 1, 2025, we entered into an amendment to Mr. Rudin’s Executive Employment Agreement to (i) increase the target bonus he is eligible to receive for 2025 to 50% of his base salary, based on the Company’s performance and as determined by the Company’s board of directors in its sole discretion; and (ii) grant him an option to purchase 125,000 shares of the Company’s common stock that vest at a rate of 25% per year beginning on March 7, 2026 at an exercise price equal to the fair market value of our common stock on the date of grant.

Director Compensation Table

On August 15, 2023, our Board of Directors adopted a new compensation policy for the directors of the board. Under the terms of the director compensation policy, independent directors receive quarterly cash compensation of $10,000 for service as a director and additional cash compensation of $5,000 for service as chair of one or more of the Board's committees. The cash compensation payments were effective April 1, 2023 with payments commencing in October 2023.

Commencing January 1, 2024, independent directors receive, on an annual basis, options to purchase 100,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the first business day of the year. Such options will vest in full on December 31 of the same year.

Additionally, the Company reimburses each director for fees, travel, and expenses related to their attendance of Board and Committee meetings, if and when incurred.

The following table summarizes the compensation earned by our directors for their services as members of our Board for the year ended December 31, 2024. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Name	Fees Earned	Option Awards (1)	All Other Compensation	Total

W. Kip Speyer (2)	30,000	*	60,000	90,000
Pamela Parizek (3)	2,967	*	-	2,967
Harry D. Schulman (4)	30,000	*	15,000	45,000
Jeff Hirsch	60,000	*	-	60,000
Elaine Riddell (5)	15,761	*	-	15,761
Joseph Pergola (6)	23,641	*	-	23,641
Thomas Triscari (7)	23,641	*	-	23,641

* Indicates that the grant date fair value of the option grant was less than one dollar.

(1) The amounts included in the Option Awards column reflect the aggregate fair market value of stock options to purchase our common stock on the grant date pursuant to FASB ASC Topic 718.

(2) Mr. Speyer's tenure as Chairman of the Board ended on June 30, 2024. The amount listed for Mr. Speyer in the All Other Compensation column represents an amount owed to Mr. Speyer as part of a separation agreement.

(3) Ms. Parizek resigned from the Board of Directors effective January 18, 2024. As of December 31, 2024, Ms. Parizek held 229,370 shares that she received as director compensation. The shares have vested.

(4) Mr. Schulman resigned from the Board of Directors effective June 30, 2024. The amount listed for Mr. Schulman in the All Other Compensation column represents an amount owed to Mr. Schulman as part of a separation agreement. At December 31, 2024, Mr Schulman held 265,000 shares and options to purchase 107,500 shares of common stock that he received as director compensation. The shares and options have vested.

(5) Ms. Riddell was appointed a member of the Board of Directors effective August 8, 2024.

(6) Mr. Pergola was appointed a member of the Board of Directors effective August 8, 2024.

(7) Mr. Triscari was appointed a member of the Board of Directors effective August 8, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of March 4, 2025 with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excl. securities reflected in column a)

Equity compensation plans approved by shareholders	-	$-	-
Equity compensation plans not approved by shareholders (2)	10,459,033	$0.10	12,040,967
	10,459,033	$0.10	12,040,967

(1) This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock unit awards issued under our stock option plans.

(2) The table below shows stock option plans not approved by stockholders under which grants remain outstanding.

Stock Option Plan	Outstanding Options

2013 Stock Option Plan	215,000	No further grants can be made on this plan
2015 Stock Option Plan	266,000	No further grants can be made on this plan
2019 Stock Option Plan	633,227	No further grants can be made on this plan
2022 Stock Option Plan	9,344,806	Current plan
	10,459,033

2022 Stock Option Plan

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2024, 12,040,967 shares were remaining under the Stock Option Plan for future issuance.

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

As of March 4, 2025, 177,515,227 shares of our common stock were issued and 175,965,052 shares were outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of March 4, 2025 by (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each shareholder known by us to be the beneficial owner of more than 5% of our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company.

Unless otherwise noted below, the address of each person listed on the table is c/o Bright Mountain Media, Inc., 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487.

Beneficial Owner (1)		Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock Owned (2)

Matthew Drinkwater	(3)	645,432	*
Ethan Rudin	(4)	81,250	*
Jeffrey Hirsch	(5)	138,082	*
Elaine Riddell	(4)	39,891	*
Thomas Triscari	(4)	39,891	*
Joseph Pergola	(4)	39,891	*
All executive officers and directors as a group (6 persons)	(6)	984,437	*

Beneficial ownership of 5% or more:
W. Kip Speyer	(7)	31,580,657	17.9%
10th Lane Partners, LP	(8)	41,553,984	23.6%
Centre Lane Partners Master Credit Fund II, LP	(9)	15,150,000	8.6%
BV Agency, LLC	(10)	26,403,984	15.0%
Andrew Handwerker	(11)	10,730,998	6.1%

* Represents beneficial ownership of less than 1%.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Bright Mountain Media, Inc. 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487.

(2) The percentage of beneficial ownership of the Company is calculated based on 175,965,052 shares of common stock outstanding as of March 4, 2025.

(3) Includes (i) 20,432 shares of common stock held directly by Mr. Drinkwater; and (ii) 625,000 shares underlying exercisable options to purchase shares of common stock.

(4) Represents shares underlying exercisable options to purchase shares of common stock.

(5) Includes (i) 38,082 shares of common stock held directly by Mr. Hirsch; and (ii) 100,000 shares underlying exercisable options to purchase shares of common stock.

(6) Includes (i) 58,514 shares of common stock directly held by directors and a named executive officer; and (ii) 925,923 shares underlying exercisable options to purchase shares of common stock.

(7) Includes 250,000 shares underlying exercisable options to purchase common stock.

(8) Based on a Schedule 13G/A filed on May 10, 2023 by 10th Lane Partners, LP and Centre Lane Partners Master Credit Fund II, L.P., consists of 21,401,993 shares held of record by BV Agency, LLC and 15,150,000 shared held of record by Centre Lane Partners Master Credit Fund II, LP. 10th Lane Partners, LP is the Investment Adviser for these funds and has sole voting and dispositive power of these shares. The total number of shares held has been adjusted to include 5,001,991 shares issued to BV Agency, LLC on December 26, 2024. The address for 10th Lane Partners, LP is 60 East 42nd Street, Suite 2220, New York, New York 10165.

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

(10) Based on a Schedule 13G/A filed on May 10, 2023 by 10th Lane Partners, LP and Centre Lane Partners Master Credit Fund II, L.P., BV Agency, LLC is the record holder of 21,401,993 shares. 10th Lane Partners LP is the Investment Adviser for this fund and has sole voting and dispositive power of these shares. The total number of shares held has been adjusted to include 5,001,991 shares issued to BV Agency, LLC on December 26, 2024. The address for 10th Lane Partners, LP is 60 East 42nd Street, Suite 2220, New York, New York 10165.

(11) Mr. Handwerker has sole voting and dispositive power with respect to 4,078,388 shares and shared voting and dispositive power with respect to 4,732,000 shares. This information is based on a Schedule 13G/A filed on April 9, 2018, but has been adjusted to exclude 250,000 shares of underlying warrants that were exercisable at the time the Schedule 13G/A was filed but have since expired according to the Company's records. The address for Andrew Handwerker is 4399 Pine Tree Drive, Boynton Beach, Florida 33436.

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

Preferred Stock Purchases

No cash dividends were paid during the year ended December 31, 2024 and 2023.

At December 31, 2024, accrued unpaid preference dividends on the preferred stock were $691,000. This amount is payable to Mr. W. Kip Speyer, a former director of the Company.

Convertible Notes

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

Centre Lane Partners

Centre Lane Partners Master Credit Fund II, L.P. ("Centre Lane Partners"), who sold the Wild Sky business to the Company in June 2020 and beneficially owns more than 5% of the common stock of the Company, partnered and assisted the Company from a liquidity perspective during the year ended December 31, 2024. This relationship has been determined to qualify as a related party. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions. Through December 31, 2024, the Company has entered into twenty-one amendments to the Amended and Restated Senior Secured Credit Agreement between it and Centre Lane Partners (the “Credit Agreement”).

The highest total amount of related party debt including fees and interest paid in kind capitalized owed to Centre Lane Partners was $78.8 million at December 31, 2024. Interest paid during the year was $539,000 in cash, and $9.4 million paid in kind.

Employment Matters

Effective as of June 29, 2024, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with W. Kip Speyer, the Company’s former Chairman of the Board, pursuant to which, among other things, the Company agreed to make the following payments to Mr. Speyer:

•
within two business days of June 29, 2024, the Company would pay (a) 100% of the principal and interest owed to Mr. Speyer pursuant to (1) the 10% Convertible Promissory Note issued by the Company to Mr. Speyer on November 12, 2018 and (2) the 10% Convertible Promissory Note issued by the Company to Mr. Speyer on November 20, 2018 and (b) $15,000 to Mr. Speyer for his services as a director of the Company for the quarter ended June 30, 2024; and
•
twelve monthly payments of $5,000 each commencing on July 1, 2024 and ending on June 1, 2025, for an aggregate payment over the twelve-month period of $60,000.

The Company also agreed to accelerate vesting of 125,000 unvested stock options held by Mr. Speyer, such that 100% of such options would be fully vested on June 30, 2024. Further, the Company agreed to cooperate with Mr. Speyer to lift any restrictions on the sale of any shares of Common Stock held by Mr. Speyer, subject to certain conditions.

In exchange for the foregoing, Mr. Speyer agreed to release and waive certain claims he may have had against the Company related to his employment with the Company and certain securities he owned in the Company. Mr. Speyer also agreed to assist the Company in any legal matters arising from his employment with the Company or made by or against a third party. Mr. Speyer also agreed to certain non-disparagement, non-solicitation, and confidentiality provisions.

In connection with the Separation Agreement, the Company and Mr. Speyer also entered into a piggyback registration rights agreement, pursuant to which Mr. Speyer is entitled to certain piggyback registration rights with respect to any proposed registrations of Common Stock to be made by the Company, aside from those to be made on Form S-4, those made on Form S-8, those made in connection with the resale of Common Stock issued pursuant to a PIPE investment or equity line of credit, or those made in connection with the issuance of securities of the Company in a non-underwritten registered direct offering that serves as an equivalent to a PIPE investment.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

WithumSmith+Brown, PC ("Withum") has served as the Company's independent registered public accounting firm since 2021.

The following table sets forth the fees for professional audit services and other services rendered by Withum for the years ended December 31, 2024 and 2023, respectively.

	Year Ended
	December 31, 2024	December 31, 2023

Audit fees (1)	$832,900	$790,261
Audit-related fees (2)	40,705	32,319
Tax fees (3)	30,739	37,704
All other fees (4)	-	-
	$904,344	$860,284

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

(3) Tax Fees. Tax Fees consist of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. The Company’s tax return for the year ended December 31, 2024 has not been completed as of the date of this filing.

(4) All Other Fees. All Other Fees consist of fees for professional services or costs not otherwise reported in Audit Fees, Audit-Related Fees or Tax Fees. No such fees were incurred during the years ended December 31, 2024 and 2023.

Policy for Approval of Audit and Permitted Non-Audit Services

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the Audit Committee. The fees paid to the auditors with respect to 2024 and 2023 were pre-approved by the Audit Committee.

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

(a)(3) Exhibits

The following exhibits listed in the Exhibit Index below are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
2.1	Share Exchange Agreement and Plan of Merger dated July 31, 2019 by and among Bright Mountain Media, Inc., Bright Mountain Israel Acquisition Ltd. (a to be formed entity), Slutzky & Winshman Ltd. and the shareholders of Slutzky & Winshman, Ltd.	8-K	8/1/19	2.1
2.2	Merger Agreement and Plan of Merger dated November 8, 2019 by and among Bright Mountain Media, Inc. BMTMZ, and News Distribution Network, Inc.	8-K	11/21/19	2.1
3.1	Amended and Restated Articles of Incorporation, filed March 11, 2013	10-K	4/1/24	3.1
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed July 9, 2013	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed November 21, 2013	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed December 27, 2013	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed February 25, 2014	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed July 10, 2014	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 24, 2014	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed March 20, 2015	10-K	4/1/24	3.8
3.9	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed October 27, 2015	8-K	12/4/15	3.7
3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 16, 2016	10-K	4/1/24	3.10

3.11	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 6, 2017	10-K	4/1/24	3.11
3.12	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 29, 2017	10-K	4/1/24	3.12
3.13	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed November 5, 2018	8-K	11/13/18	3.10
3.14	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed July 31, 2019	10-K	4/1/24	3.14
3.15	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 3, 2019	10-K	4/1/24	3.15
3.16	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed December 23, 2019	10-K	4/1/24	3.16
3.17	Amended and Restated Bylaws	10	1/31/13	3.2
4.1	Specimen common stock certificate	10-K	5/14/20	4.3
4.2	Description of Securities	10-K	4/1/24	4.6
4.3	Registration Rights Agreement by and between the Company and W. Kip Speyer, executed June 28, 2024	10-Q	8/14/24	4.1
10.1	2013 Stock Option Plan	10-Q	11/13/13	10.18
10.2	2015 Stock Option Plan	8-K	5/27/15	10.36
10.3	2019 Stock Option Plan	10-K	12/23/21	10.4
10.4	2022 Stock Option Plan	8-K	4/20/22	10.3
10.5	Lease Agreement dated August 27, 2014 for registrant's principal executive offices (contained in Exhibit 10.7)				X
10.6	Amendment to Lease Agreement dated August 8, 2018 for registrant’s principal executive offices	10-Q	11/20/18	10.1
10.7	Amendment to Lease Agreement dated June 14, 2022 for registrant's principal executive offices				X
10.8	Sublease Agreement dated May 31, 2024 for registrant's principal executive office, suite 2050				X
10.9	Sublease Agreement dated May 31, 2024 for registrant's principal executive office, suite 2200				X
10.10	Membership Interest Purchase Agreement dated June 5, 2020 between Centre Lane Partners Master Credit Fund II and Bright Mountain Media, Inc.	8-K	6/8/20	10.1
10.11	Credit Agreement dated as of June 5, 2020 by and among CL Media Holdings, LLC, as the Borrower, the Financial Institutions thereto and Centre Lane Partners Master Fund II, L.P. as Agent	8-K	6/8/20	10
10.12	First Amendment to an Amended and Restated Senior Credit Agreement dated April 26, 2021.	8-K	4/30/21	10.1
10.13	Second Amendment to an Amended and Restated Senior Credit Facility Agreement dated May 26, 2021.	8-K	6/2/21	10.1
10.14	Third Amendment to Amended and Restated Senior Credit Facility Agreement dated December 20, 2021	8-K	8/18/21	10.1
10.15	Fourth Amendment to Amended and Restated Senior Secured Credit Agreement dated August 31, 2021	8-K	9/7/21	10.1
10.16	Fifth Amendment to Amended and Restated Senior Secured Credit Agreement dated October 8, 2021	8-K	10/8/21	10.1

10.17	Sixth Amendment to Amended and Restated Senior Secured Credit Agreement dated November 5, 2021	8-K	11/5/21	10.1
10.18	Seventh Amendment to an Amended and Restated Senior Secured Credit Agreement dated December 23, 2021	8-K	12/29/21	10.1
10.19	Eighth Amendment to an Amended and Restated Senior Secured Credit Agreement dated January 26, 2022	8-K	1/20/22	10.1
10.20	Ninth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 11, 2022	8-K	2/17/22	10.1
10.21	Annex A to the Credit Agreement dated February 11, 2022	8-K	2/17/22	10.2
10.22	Tenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated March 11, 2022	8-K	3/16/22	10.1
10.23	Annex A to the Credit Agreement dated March 11, 2022	8-K	3/16/22	10.2
10.24	Eleventh Amendment to an Amended and Restated Senior Secured Credit Agreement dated March 25, 2022	8-K	3/31/22	10.1
10.25	Annex A to the Credit Agreement dated March 25, 2022	8-K	3/31/22	10.2
10.26	Twelfth Amendment to an Amended and Restated Senior Secured Credit Agreement dated April 15, 2022	8-K	4/20/22	10.1
10.27	Annex A to the Credit Agreement dated April 15, 2022	8-K	4/20/22	10.2
10.28	Thirteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated May 10, 2022	8-K	5/16/22	10.1
10.29	Annex A to the Credit Agreement dated May 10, 2022	8-K	5/16/22	10.2
10.30	Fourteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated June 10, 2022	8-K	6/16/22	10.1
10.31	Annex A to the Credit Agreement dated June 10, 2022	8-K	6/16/22	10.2
10.32	Fifteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated July 8, 2022	8-K	7/13/22	10.1
10.33	Annex A to the Credit Agreement dated July 8, 2022	8-K	7/13/22	10.2
10.34	Sixteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 10, 2023	8-K	2/16/23	10.1
10.35	Annex A to the Credit Agreement dated February 10, 2023	8-K	2/16/23	10.2
10.36	Seventeenth Amendment to Amended and Restated Senior Secured Credit Agreement, dated April 20, 2023	8-K	4/23/23	10.1
10.37	Eighteenth Amendment to Amended and Restated Senior Secured Credit Agreement, dated July 28, 2023	10-K	4/1/24	10.34
10.38	Nineteenth Amendment to Amended and Restated Senior Secured Credit Agreement, dated July 28, 2023	8-K	8/3/23	10.1
10.39	Annex A to the Credit Agreement, dated July 28, 2023	8-K	8/3/23	10.2
10.40	Twentieth Amendment to Amended and Restated Senior Secured Credit Agreement, dated June 30, 2024	10-Q	8/14/24	10.1
10.41	Annex A to the Credit Agreement, dated June 30, 2024	10-Q	8/14/24	10.2
10.42	Twenty-First Amendment to Amended and Restated Senior Secured Credit Agreement, dated December 26, 2024				X
10.43	Annex A to the Credit Agreement, dated December 26, 2024				X
10.44	Employment Agreement dated October 2, 2023 by and between the Company and Ethan Rudin	10-K	4/1/24	10.37
10.45	Employment Agreement dated December 1, 2024 by and between the Company and Matthew Drinkwater				X

10.46	Separation Agreement by and between the Company and W. Kip Speyer, executed June 29, 2024	10-Q	8/14/24	10.3
10.47	Separation Agreement by and between the Company and Harry Schulman, executed June 30, 2024	10-Q	8/14/24	10.4
14.1	Code of Ethics				X
19.1	Insider Trading Policies and Procedures (contained in Exhibit 14.1)				X
21.1	List of subsidiaries	10-K	4/1/24	21.1
23.1	Consent of WithumSmith+Brown, PC				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350				X
32.2*	Certification of the Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 1350				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

BRIGHT MOUNTAIN MEDIA, INC.

Date: March 10, 2025	By:	/s/ Matthew Drinkwater
Matthew Drinkwater
Interim Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2025	By:	/s/ Ethan Rudin
Ethan Rudin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2025	By:	/s/ Matthew Drinkwater
Matthew Drinkwater
Interim Chairman of the Board and Chief Executive Officer

Date: March 10, 2025	By:	/s/ Elaine Riddell
Elaine Riddell
Director

Date: March 10, 2025	By:	/s/ Joseph Pergola
Joseph Pergola
Director

Date: March 10, 2025	By:	/s/ Thomas Triscari
Thomas Triscari
Director

Date: March 10, 2025	By:	/s/ Jeff Hirsch
Jeff Hirsch
Director

BRIGHT MOUNTAIN MEDIA, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Bright Mountain Media, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Mountain Media, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ deficit and cash flows for each of the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bright Mountain Media, Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the period ended,in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Refer to Note 2 and Note 14 to the financial statements

Critical Audit Matter Description

The Company derives revenue from five revenue streams which include (i) digital advertisements on its owned and managed sites and on partner website, (ii) fees for facilitating exchange of advertisements, (iii), planning and execution of creative and media marketing campaigns, (iv) provision of creative and media services to advertisers, and (v), providing primary and secondary research, intelligence, and insights to address strategic issues by providing an integrated service for such research.

The Company recognizes the first and second revenue stream at a point in time as advertisements are delivered. The Company recognizes the third and fourth revenue stream as services are rendered over time based on the signed contract terms which includes the service period. The Company recognizes the fifth revenue stream as services are rendered by applying the percentage of completion method on a cost-to-cost basis to measure progress toward satisfaction of performance obligation. Progress toward satisfaction of the performance obligation is measured based on costs incurred to-date relative to the total estimated costs expected to be incurred in providing services.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related the Company’s revenue recognition for these revenue streams included the following:

•
Digital Publishing and Advertising Technology
o
We performed a walkthrough of the design effectiveness and implementation of internal controls with respect to the Company’s revenue and cash receipts cycle.
o
We selected a sample of customer agreements and performed the following procedures:
▪
Obtained and read a sample of contract source documents for each selection as well as amendments thereto.
▪
We obtained an understanding of the performance obligations associated with the Company’s revenue contracts, such as number of ads displayed, consumer clicks on the ads, or consumer actions that were required by the contract.
▪
We tested the transaction price within the contract, which was represented by the amount of impressions that must be delivered by the Company.
▪
We determine that the allocation of the transaction price was to a single performance obligation.
▪
We obtained the amount of impressions delivered by the Company to the customer from the third party ad server data to test the appropriateness of recognized revenue with the terms of the contract.
o
We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.
•
Creative and Media Services
o
We performed a walkthrough of the design effectiveness and implementation of internal controls with respect to the Company’s revenue and cash receipts cycle.
o
We selected a sample of customer agreements and performed the following procedures:
▪
Obtained and read the contract source documents for each selection as well as amendments thereto.
▪
We obtained an understanding of the performance obligations associated with the Company’s revenue contracts.
▪
We tested the transaction price within the contract, which was represented by the total value for creative and media services that must be delivered by the Company.
▪
We determine that the allocation of the transaction price was to a single performance obligation.
▪
We tested the appropriateness of recognized revenue with the terms of the contract.
o
We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.
•
Consumer Insights

o
We performed a walkthrough of the design effectiveness and implementation of internal controls with respect to the Company’s revenue and cash receipts cycle.
o
We selected a sample of customer agreements and performed the following procedures:
▪
Obtained and read a sample of contract source documents for each selection as well as amendments thereto.
▪
We obtained an understanding of the performance obligations associated with the Company’s revenue contracts.
▪
We tested the transaction price within the contract, which was represented by the total value for consumer insights that must be delivered by the Company.
▪
We determine that the allocation of the transaction price was to a single performance obligation.
▪
We tested the properness of recognized revenue with the terms of the contract by evaluating the underlying budgeted costs and actual costs that drive the percent of the total contract value recognized during the year.
o
To evaluate the completeness and accuracy of the underlying reports utilized to calculate costs incurred by project we performed the following procedures:
▪
Obtained the third-party vendor and payroll costs and agreed them to the general ledger.
▪
Tested the cost allocation by verifying the third-party vendor invoice details to project details.
▪
Compared the internal tracking system to the general ledger and recalculated the labor rate applied to projects utilizing the third-party payroll report, which was tested separately.
▪
Analyzed both the system generated and management updated percentages of completion from the reports obtained.
▪
Traced and agreed accrued amounts from the reports to the general ledger.
o
We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Valuation of Intangible Assets and Goodwill - Refer to Notes 2, 6, and 7 to the financial statements

Critical Audit Matter Description

As reflected in the Company’s financial statements at December 31, 2024 the Company’s intangible assets and goodwill were approximately $13.4m and $7.8m, respectively. As disclosed in Note 2 to the financial statements, the Company tests intangible assets at the asset group level and goodwill at the reporting unit level for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, which are determined through a qualitative assessment.

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

We identified the evaluation of the Company’s impairment test of goodwill and intangible assets as a critical audit matter due to significant management estimates and judgments inherently required in determining the fair value estimates. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions, several of which extend many years into the future. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

We read and evaluated the impairment analysis summary report, prepared by the Company's external valuation specialists that assessed the fair value of the Company's intangible assets and goodwill as of December 31, 2024. We performed a walk-through of the design effectiveness and implementation of internal controls related to financial reporting of the intangible assets and goodwill. Additional procedures included testing management's process for developing their impairment estimate, which included evaluating the appropriateness of the method used by the Company to develop cash flow projections for intangible assets and goodwill, as well as testing the completeness and accuracy of the underlying data used in the estimates. In addition, we evaluated the reasonableness of significant assumptions including future sales, long-term growth rates, and future economic conditions and performed sensitivity testing on some assumptions. We evaluated these assumptions for their reasonableness considering (i) historical performance; (ii) industry and economic forecast and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

Along with the procedures previously described, we performed the following procedures:

•
We utilized the knowledge, experience, and expertise of our internal valuation specialists to execute the planned audit procedures related to the valuation by assessing the reasonableness of the methodologies employed to value the intangible assets and goodwill.
•
We reviewed the professional qualifications and objectivity/independence of the external valuation specialist.
•
We tested the underlying assumptions presented in the impairment assessment as it relates to projections.

Accounting and Valuation for Debt Modifications and Extinguishment - Refer to Note 10 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2024, the Company entered into various amendments to the credit facility for additional loans used for working capital. Part of the amendments include fees that would be added and capitalized into the principal amount of the original loan. The Company is required to perform an analysis of the change in each amendment to determine whether the change is a modification or an extinguishment of debt.

Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded as fair value, which becomes the new carrying value.

We identified the evaluation of the Company's accounting for debt modification and the valuation of the debt as a critical audit matter due to due to significant complex calculations inherently required in determining proper accounting treatment and the fair value of debt. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s assumptions and calculations. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

We read and evaluated the debt modification and extinguishment analysis report, prepared by the Company's external valuation specialist that assessed each amendment to the credit agreement. There was a total of two amendments that were executed during the year. For each of the amendments, the external valuation specialist calculated the present value of the cash flows under the terms of each amendment and determined if it was considered substantially different by at least a 10% difference from the present value of the remaining cash flow of the debt instrument subsequent to the extinguishment that took place during the year ended December 31, 2023. We performed a walk-through of the design effectiveness and implementation of internal controls related to financial reporting of the debt cycle.

Along with the procedures previously described, we performed the following procedures:

•
We agreed data from the authorized amendments to the analysis performed by the external valuation specialist.
•
We tested the external valuation analysis for clerical accuracy and completeness.

•
We utilized the knowledge, experience, and expertise of our internal valuation specialists to assess the reasonableness of the methodologies employed to value the calculate the present values of the debt instrument under the amended terms and terms subsequent to the extinguishment that took place during the year-ended December 31, 2023.
•
We reviewed the professional qualifications and objectivity/independence of the external valuation specialist.
•
We independently performed a calculation of the present value of the debt instrument under the new terms from each of the amendments and the terms subsequent to the extinguishment that took place during the year-ended December 31, 2023. of the debt instrument to evaluate whether the external valuation specialist’s conclusion were reasonable and consistent with our conclusion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 10, 2025

PCAOB ID Number 100

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$2,546	$4,001
Restricted cash	1,861	-
Accounts receivable, net	15,033	14,679
Prepaid expenses and other current assets	859	1,057
Total current assets	20,299	19,737
Property and equipment, net	69	199
Intangible assets, net	13,406	15,234
Goodwill	7,785	7,785
Operating lease right-of-use assets	253	306
Other long-term assets	158	156
Total assets	$41,970	$43,417

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$22,667	$17,497
Other current liabilities	4,401	3,025
Interest payable - 10% convertible promissory notes - related party	-	39
Interest payable - Centre Lane senior secured credit facility - related party	21	-
Deferred revenue	2,883	4,569
Note payable - 10% convertible promissory notes, net of discount - related party	-	80
Note payable - Centre Lane senior secured credit facility - related party (current)	3,808	5,592
Total current liabilities	33,780	30,802
Other long-term liabilities	169	325
Note payable - Centre Lane senior secured credit facility - related party (long-term)	71,043	58,674
Finance lease liabilities	20	42
Operating lease liabilities	185	239
Total liabilities	105,197	90,082

Stockholders' deficit:
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2024 and December 31, 2023, respectively	-	-
Common stock, par value $0.01, 324,000,000 shares authorized, 177,464,827 and 172,103,134 issued, and 176,114,652 and 171,277,959 outstanding at December 31, 2024 and December 31, 2023, respectively	1,775	1,721
Treasury stock at cost, 1,350,175 and 825,175 shares at December 31, 2024 and December 31, 2023, respectively	(220)	(220)
Additional paid-in capital	101,798	101,405
Accumulated deficit	(166,857)	(149,833)
Accumulated other comprehensive income	277	262
Total stockholders' deficit	$(63,227)	$(46,665)
Total liabilities and stockholders' deficit	$41,970	$43,417

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended

	December 31, 2024	December 31, 2023

Revenue	$56,681	$44,546
Cost of revenue	40,221	31,766
Gross margin	16,460	12,780
General and administrative expenses	21,378	22,522
Impairment of goodwill and intangible assets	-	17,070
Loss from operations	(4,918)	(26,812)

Financing and other expense:
Other income	547	437
Interest expense - 10% convertible promissory notes - related party	(4)	(20)
Interest expense - Centre Lane senior secured credit facility - related party	(12,610)	(9,142)
Other interest expense	(39)	(27)
Total financing and other expense, net	(12,106)	(8,752)

Net loss before income tax	(17,024)	(35,564)
Income tax provision	-	-
Net loss	$(17,024)	$(35,564)

Foreign currency translation	15	145
Comprehensive loss	$(17,009)	$(35,419)

Net loss per common share:
Basic	$(0.10)	$(0.22)
Diluted	$(0.10)	$(0.22)

Weighted average shares outstanding:
Basic	171,199,036	164,845,671
Diluted	171,199,036	164,845,671

See accompanying notes to consolidated financial statements.

Bright Mountain Media, Inc.

Consolidated Statements of Changes in Stockholders' Deficit

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2022	150,444,636	$1,504	(825,175)	$(220)	$98,797	$(114,269)	$117	$(14,071)

Net loss	-	-	-	-	-	(35,564)	-	(35,564)
Adjustment to common stock for Oceanside acquisition	(23,495)	-	-	-	-	-	-	-
Common stock issued for options exercised	90,000	1	-	-	-	-	-	1
Stock-based compensation	-	-	-	-	196	-	-	196
Common stock issued to Centre Lane Partners	21,401,993	214	-	-	1,712	-	-	1,926
Common stock issued for services rendered	190,000	2	-	-	29	-	-	31
Extinguishment of Centre Lane Credit Facility	-	-	-	-	671	-	-	671
Adjustment from foreign currency translation, net	-	-	-	-	-	-	145	145

Balance at December 31, 2023	172,103,134	1,721	(825,175)	(220)	101,405	(149,833)	262	(46,665)

Net loss	-	-	-	-	-	(17,024)	-	(17,024)
Common stock issued for options exercised	80,250	1	-	-	1	-	-	2
Common stock issued to Centre Lane Partners	5,001,991	50	-	-	125	-	-	175
Common stock issued for services rendered	279,452	3	-	-	13	-	-	16
Treasury stock	-	-	(525,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	254	-	-	254
Adjustment from foreign currency translation, net	-	-	-	-	-	-	15	15

Balance at December 31, 2024	177,464,827	$1,775	(1,350,175)	$(220)	$101,798	$(166,857)	$277	$(63,227)

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023

Cash flows from operating activities:
Net loss	$(17,024)	$(35,564)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	127	125
Interest paid-in-kind on Centre Lane senior secured credit facility - related party	9,353	6,656
Amortization of operating lease right-of-use assets	67	61
Amortization of debt discount	2,697	2,074
Amortization of intangible assets	1,924	2,490
Impairment of goodwill and intangible assets	-	17,070
Stock-based compensation	254	196
Common stock issued for services rendered	16	31
Provision for credit losses	15	58
Changes in operating assets and liabilities:
Accounts receivable	(369)	1,325
Prepaid expenses and other assets	198	360
Operating lease liabilities	(53)	(54)
Accounts payable and accrued expenses	5,176	735
Other liabilities	1,201	472
Interest payable - Centre Lane senior secured credit facility - related party	21	-
Interest payable - 10% convertible promissory notes - related party	(39)	8
Deferred revenue	(1,686)	(701)
Net cash provided by (used in) operating activities	1,878	(4,658)

Cash flows from investing activities:
Purchase of property and equipment	(14)	(14)
Capitalization of website development	(96)	-
Net cash used in investing activities	(110)	(14)

Cash flows from financing activities:
Proceeds from stock option exercises	1	1
Principal payments on finance lease liabilities	(18)	(4)
Proceeds from Centre Lane senior secured credit facility - related party	1,861	8,626
Repayment of principal on Centre Lane senior secured credit facility - related party	(3,125)	(270)
Repayment of principal on 10% convertible promissory notes - related party	(80)	-
Net cash (used in) provided by financing activities	(1,361)	8,353
Effect of foreign exchange rates on cash	(1)	4
Net increase in cash, cash equivalents, and restricted cash	406	3,685
Cash, cash equivalents, and restricted cash at the beginning of the period	4,001	316
Cash, cash equivalents, and restricted cash at the end of the period	$4,407	$4,001

Reconcilation of cash, cash equivalents, and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	2,546	4,001
Restricted cash	1,861	-
Total cash, cash equivalents, and restricted cash	$4,407	$4,001

Supplemental disclosure of cash flow information:
Cash paid for interest	539	425
Interest paid-in-kind on Centre Lane senior secured credit facility - related party	9,353	6,656

Supplemental disclosure of non-cash investing and financing activities:
Recognition of right-of-use assets and operating lease liabilities	-	64
Agency and exit fees to Centre Lane for debt financing	505	917
Annual administration fee to Centre Lane for debt financing	35	35
Issuance of common stock to Centre Lane for debt financing	175	1,926
Issuance of debt to finance acquisition of Big Village Entities	-	19,874
Extinguishment of Centre Lane credit facility	-	671

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Organization and Nature of Operations

Bright Mountain Media, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Bright Mountain” or “we”) is an end-to-end digital media and advertising services company that efficiently connects brands with targeted consumer demographics. We focus on digital publishing, advertising technology, consumer insights, and creative services, and media services.

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

Consumer Insights

Our consumer insights division focuses on providing primary and secondary research and competitive intelligence to address customers' strategic issues. We provide cutting-edge and dynamic research, offering clients a comprehensive perspective on their consumers. This insight extends to strategic guidance on the optimal timing and channels to effectively connect with target audiences. Our cutting-edge approach combines advanced data analytics, artificial intelligence, and comprehensive market research, to uncover actionable insights that drive informed decision-making.

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

Media Services

Our media services division focuses on advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. Our aim is to empower clients to access the most sought-after advertising spaces across diverse platforms tailored to their specific needs and preferences. Our data-driven approach aims to ensure that ad placements are not only well-targeted, but also continuously optimized for maximum efficiency and ROI. Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us a valuable partner in the success of our clients' advertising and marketing endeavors.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company generates revenue through:

•
the selling of advertisements placed on our owned and managed sites and on partner websites where we earn a share of the revenue;
•
fees for facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs");
•
serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns;
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and include the accounts of the Company and all its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation, including revenue and cost of revenue for services performed by a subsidiary company.

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $166.9 million as of December 31, 2024. Cash flows provided by (used in) operating activities were $1.9 million and $(4.7) million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had a working capital deficit of approximately $13.5 million inclusive of $2.5 million in cash and cash equivalents and $1.9 million in restricted cash.

The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Facility or raising equity capital. The ability to access the capital markets is also dependent upon the stock volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

The Company's current cash and working capital is not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial needs and continue as a going concern.

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

As of December 31, 2024, the Company exceeded the federally insured limits of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the FDIC insured limit in the amount of $2.3 million as of December 31, 2024. The Company held a cash balance with a single financial institution in excess of the FDIC insured limit in the amount of $3.7 million as of December 31, 2023.

As of December 31, 2023, the Company exceeded the insurance limit of $29,000 for one of its international bank accounts by $31,000. The Company did not exceed the insurance limit of its international bank accounts as of December 31, 2024.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

At December 31, 2024, and 2023, the Company had $2.5 million and $4.0 million, respectively, in cash and cash equivalents.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash as a separate item in the consolidated balance sheets. At December 31, 2024, the Company had $1.9 million in restricted cash, consisting of cash restricted for settlement of judgment purposes. See Note 17, Commitments and Contingencies, to the consolidated financial statements. At December 31, 2023, the Company did not have restricted cash.

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

The allowance for current expected credit losses is based on our assessment of the collectability of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and establish an allowance for potential write-offs by considering factors including historical experience, credit quality, age of the accounts receivable balances, and current and forecasted economic conditions that may affect a customer’s ability to pay. The allowance for current expected credit losses is accounted for in line with ASC 310.

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

Goodwill

We account for goodwill under FASB Accounting Standards Codification No. 350, Goodwill and Other, (ASC 350). Goodwill represents the cost in excess of the fair value of the net assets acquired in a business combination. We allocate goodwill to reporting units based on the expected benefit from a business combination. The Company categorizes goodwill into three reporting units: “Owned & Operated”, “Ad Network” and “Insights”.

Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, which are determined through a qualitative assessment.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization and Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment, right-of-use assets, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. See Note 6, Intangible Assets, Net, to the consolidated financial statements for details regarding impairment of intangibles.

Leases

The Company determines whether an arrangement contains a lease at inception in accordance with FASB Accounting Standards Codification No. 842, Leases, (ASC 842). A contract is, or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We do not include options to extend or terminate the lease term unless it is reasonably certain that we will exercise any such options. We recognize rent expense under our operating leases on a straight-line basis, variable lease costs such as operating costs and property taxes are expensed as incurred. For finance leases, we record interest expense on the lease liability in addition to amortizing the right-of-use asset (generally straight-line) over the shorter of the lease term or the useful life of the right-of-use asset. Finance leases are included in property and equipment, net and finance lease liabilities on our consolidated balance sheets.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
•
fees for facilitating the seamless, real-time exchange of advertisements on a large scale, bridging networks of buyers (referred to as "DSPs") and networks of sellers (referred to as "SSPs");
•
serving advertisers through providing access to premium resources and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaigns;
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

Digital publishing and advertising technology revenues are generated by audiences seeing or clicking on digital advertisements utilizing several advertising partners. The Company recognizes revenue once the performance obligation is satisfied at a point in time, on a gross basis net of adjustments based on the number of advertisements delivered. Customers are billed monthly or billing is generated via custom content production and extensions on our social media platforms.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2024, the Company performed enhancements to its website of approximately $96,000. During the year ended December 31, 2023, all website development costs were expensed.

Advertising and Marketing

Advertising and marketing expenses are recognized as incurred and are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, advertising and marketing expense was $134,000 and $257,000, respectively.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock

The Company accounts for its treasury stock as set forth in FASB Accounting Standards Codification No. 505, Treasury Stock (ASC 505-30). Under ASC 505-30 the total amount paid to acquire the stock is recorded and no gain or loss is recognized at the time of purchase. Gains and losses are recognized at the time the treasury stock is reinstated or retired and are recorded in additional paid-in capital or retained earnings. At December 31, 2024 and 2023, the Company owned 1,350,175 and 825,175 shares of treasury stock, respectively.

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

Deferred Debt Costs

Deferred debt costs include costs incurred in connection with acquiring and maintaining debt arrangements. These costs are directly deducted from the carrying amount of the liability in the consolidated balance sheets, are amortized over the life of the related debt using the effective interest method and are classified as interest expense in the accompanying consolidated statements of operations. These deferred debt costs are related to the Company's Centre Lane Senior Secured Credit Facility.

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

Segment Reporting

Consistent with FASB Accounting Standards Codification No. 280, Segment Reporting (ASC "280"), our Chief Financial Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Chief Financial Officer uses consolidated net income or loss and total assets when assessing segment performance and deciding how to allocate resources. There are no segment managers who are held accountable by the Chief Financial Officer, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. The factors used to determine the Company’s reportable segments follow the guidance of ASC 280-10-50-21 and 280-10-50-22 and include consideration of the type of services delivered, the customers and end markets served, the applicable revenue recognition methodology and the length of time it takes to deliver services to customers. Our divisions are digital publishing, advertising technology, consumer insights, creative services, and media services, and due to their similar economic characteristics, we have determined that we have one operating and reportable segment.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results.

Significant estimates included in the accompanying consolidated financial statements include, valuation of goodwill and intangible assets, allowance for current expected credit losses, the determination of the relative selling prices of our services, percentage of completion for revenue recognition, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, discount rates used in the valuation of right-of-use assets and lease liabilities, litigation reserves, the valuation of equity-based transactions, valuation of the Center Lane Senior Secured Credit Facility carrying value regarding debt modification or extinguishment, and the valuation allowance on deferred tax assets. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivable. We place our cash, cash equivalents, and restricted cash with high credit-quality financial institutions. Such deposits may be in excess of federally insured limits. In addition, the Company maintains various bank accounts in Thailand and Israel, with some level of insurance. We perform periodic evaluations of the relative credit standing of financial institutions. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

We perform credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for current expected credit losses based upon the expected collectability of accounts receivable balances.

The Company generates revenue as follows:

•
selling of advertisements placed on the Company’s owned and managed sites, as well as from advertisements placed on partner websites, for which the Company earns a share of the revenue;
•
facilitating the real-time buying and selling of advertisements at scale between networks of buyers, known as DSPs and sellers known as SSPs;
•
serving advertisers and agencies by providing access to premium inventory and leveraging data to optimize programmatic campaigns, where revenue is derived from the planning and execution of creative and media marketing campaign; and
•
providing primary research and secondary research, competitive intelligence and expert insight to address customer's strategic issues, where revenue is primarily derived from providing a single integrated service for research.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about customer and vendor concentration that exceeds 10% of revenue, accounts receivable and accounts payable for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31, 2024	December 31, 2023
Revenue Concentration
Customers exceeding 10% of revenue	1	2
Percentage of revenue:
Customer 1	12.2%	13.0%
Customer 2	*	10.0%
Total percentage of revenue	12.2%	23.0%

* Represents a customer revenue balance less than the 10% threshold.

	December 31, 2024	December 31, 2023
Accounts Receivable Concentration
Customers exceeding 10% of accounts receivable	3	2
Percentage of accounts receivable:
Customer 1	*	15.7%
Customer 2	*	10.5%
Customer 3	13.5%	*
Customer 4	11.1%	*
Customer 5	10.4%	*
Total percentage of accounts receivable	35.0%	26.2%

* Represents a customer accounts receivable balance less than the 10% threshold.

Off-balance Sheet Arrangements

There are no off-balance sheet arrangements as of December 31, 2024 and December 31, 2023.

Reclassification

As of and for the year ended December 31, 2024, reclassification of certain accounts has been made to previously reported amounts to conform to their treatment to the current period. Specifically, the Company identified a reclassification for non-direct project cost from personnel cost under general and administrative expenses to cost of revenue on the consolidated statements of operations and comprehensive loss. These reclassifications had no impact on the previously reported net loss for the year ended December 31, 2023.

Effective Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard was effective January 1, 2024 (early adoption was permitted, but not earlier than January 1, 2021). This standard did not have an impact on our consolidated financial statements for the period ended December 31, 2024.

For 2024 annual reporting, we adopted Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This new standard requires an enhanced disclosure of significant segment expenses on an annual and interim basis, effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on our consolidated financial statements for the period ended December 31, 2024.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This new standard will be effective for the annual periods beginning the year ended December 31, 2025. The new standard permits early adoption and can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning the year ended December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

	December 31, 2024	December 31, 2023
(in thousands)
Accounts receivable	$12,460	$13,799
Unbilled receivables (1)	2,698	1,252
	15,158	15,051
Less: allowance for current expected credit losses	(125)	(372)
Accounts receivable, net	$15,033	$14,679

(1) Unbilled receivable represents amounts for services rendered at the end of the period pending generation of invoice to the customer.

Accounts receivable, net at January 1, 2023 was $3.6 million.

Expected credit losses (recoveries) were $15,000, and $58,000 for the years ended December 31, 2024, and 2023, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 4 – PREPAID EXPENSE AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31, 2024	December 31, 2023
(in thousands)
Prepaid insurance (1)	$358	$618
Prepaid software	93	46
Deposits	158	156
Subscriptions	213	174
Other current assets (2)	195	219
Total prepaid costs and other assets	1,017	1,213
Less: other long-term assets	(158)	(156)
Prepaid expenses and other current assets	$859	$1,057

(1) Includes $291,000 and $618,000 which is being paid over a period of time and is included in accounts payable at December 31, 2024 and 2023, respectively.

(2) Includes approximately $121,000 which is being paid over a period of time and is included in accounts payable at December 31, 2024.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	Useful Life	December 31, 2024	December 31, 2023
(in thousands)
Furniture and fixtures	3 - 5	$-	$8
Computer equipment	3	76	190
Computer software	5	206	206
		282	404
Less: accumulated depreciation		(213)	(205)
Property and equipment, net		$69	$199

Depreciation expense was $127,000, and $125,000 for the years ending December 31, 2024, and 2023, respectively and is included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

NOTE 6 – INTANGIBLE ASSETS, NET

Website acquisitions, net, consisted of the following:

	December 31, 2024	December 31, 2023
(in thousands)
Website acquisition assets	$1,125	$1,124
Add: website development costs	96	-
	1,221	1,124
Less: accumulated amortization	(1,127)	(1,123)
Website acquisition assets, net	$94	$1

Other intangible assets, net, consisted of the following:

		December 31, 2024			December 31, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Trade name	2 - 10	$8,381	$(3,795)	$4,586	$8,381	$(3,167)	$5,214
IP/technology	10	5,821	(2,575)	3,246	5,821	(2,180)	3,641
Customer relationships	5 - 10	13,380	(7,900)	5,480	13,380	(7,002)	6,378
Non-compete agreements	3 - 5	402	(402)	-	402	(402)	-
Other intangible assets, net		$27,984	$(14,672)	$13,312	$27,984	$(12,751)	$15,233

The Company performed an impairment assessment during the period ended December 31, 2023, and recorded an impairment loss of $2.9 million. There was no triggering event or impairment loss for the year ended December 31, 2024.

	December 31, 2023	December 31, 2024
	Accumulated Amortization	Impairment Loss	Amortization Expense	Accumulated Amortization
(in thousands)
Trade name	$3,167	$-	$628	$3,795
IP/technology	2,180	-	395	2,575
Customer relationships	7,002	-	898	7,900
Non-compete agreements	402	-	-	402
Other intangible assets, net	$12,751	$-	$1,921	$14,672

During the year ended December 31, 2023, the Company acquired intangible assets through the acquisition of the Big Village Entities as follows:

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Useful Life	Gross Carrying Amount
(in thousands)
Trade name	7 - 10	$5,622
Developed technology	10	3,838
Customer relationships	7 - 10	6,700
Acquired intangible assets		$16,160

For further details on the Big Village Acquisition, see Note 13, Business Combinations to the consolidated financial statements.

	December 31, 2024	December 31, 2023
(in thousands)
Website	$94	$1
Other intangible assets	13,312	15,233
Intangible assets, net	$13,406	$15,234

Amortization expense for the years ended December 31, 2024, and 2023 was approximately $1.9 million, and $2.5 million, respectively, related to both the website acquisition costs and the intangible assets, and is included in general and administrative expense in the statements of operations and comprehensive loss.

As of December 31, 2024, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows:

2025	$1,864
2026	1,788
2027	1,788
2028	1,788
Thereafter	6,178
Total expected amortization expense	$13,406

NOTE 7 – GOODWILL

The following table represents the allocation of goodwill as of December 31, 2024 and 2023:

	Owned & Operated	Ad Network	Insights	Total
(in thousands)
December 31, 2022	$9,725	$9,920	$-	$19,645
Additions	1,357	-	907	2,264
Impairment	(8,217)	(5,907)	-	(14,124)
December 31, 2023	2,865	4,013	907	7,785
Additions	-	-	-	-
Impairment	-	-	-	-
December 31, 2024	$2,865	$4,013	$907	$7,785

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

Our quantitative analysis showed that the implied fair value of our goodwill for Ad Network and Owned & Operating reporting units is less than its carrying value which resulted in an impairment charge of approximately $14.1 million for the year ended December 31, 2023.

At September 30, 2024, an impairment assessment was performed on goodwill for Ad Network, Owned & Operating and Insights reporting units. The assessment used a qualitative assessment, including consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our qualitative assessment concluded that it is more likely than not that the estimated fair value of the Ad Network, Owned & Operating and Insights reporting units exceeds its carrying amount. Since the assets are considered recoverable, no impairment charge was recognized for the year ended December 31, 2024.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023
(in thousands)
Accounts payable (1)	$14,428	$11,391
Accrued wages, commissions, and bonus	527	353
Publisher cost	2,811	1,153
Professional fees	1,138	1,322
Subcontractor	3,438	3,013
Other	325	265
Total accounts payable and accrued expenses	$22,667	$17,497

(1) Accounts payable includes $5.2 million at both December 31, 2024 and December 31, 2023, respectively, for Slutzky & Winshman Ltd. and Mediahouse Inc., whose operations were terminated during the year ended December 31, 2023. Accounts payable includes $266,000 at December 31, 2024 for Wild Sky Media Co. Ltd., whose operations were terminated during the year ended December 31, 2024.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
(in thousands)
Current portion of long-term lease	$101	$82
Dividend payable	691	692
Project advance expense (1)	1,546	1,401
Litigation reserves	2,224	1,152
Other current liabilities	8	23
Total other liabilities	4,570	3,350
Less: other long-term liabilities	(169)	(325)
Other current liabilities	$4,401	$3,025

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

As of December 31, 2024, Centre Lane Partners had loaned the Company an additional $39.9 million to provide liquidity to fund operations. The Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

On April 4, 2023, the Company entered into a commitment letter (the “Commitment Letter”) with Centre Lane Partners, pursuant to which they would provide financing in the form of a senior secured credit facility for the acquisition of the Big Village Entities. On April 20, 2023, the Company and its subsidiaries entered into the Seventeenth Amendment to the Credit Agreement (the “Seventeenth Amendment”) with Centre Lane Partners. The Credit Agreement was amended, as provided in the Seventeenth Amendment, to provide for an additional term loan amount of $26.3 million to, among other things, finance the Big Village Acquisition. This term loan, which was provided by BV Agency, LLC, matures on April 20, 2026 and was issued at a discount of 5% or $1.3 million. Interest of 15% payable under the note is payable-in-kind in lieu of cash payment up to April 30, 2024, then 5% payable quarterly in cash and 10% payable-in-kind in lieu of cash payment until maturity of April 20, 2026. As a result of the Twentieth Amendment (as described below), interest payable on the loans under the Seventeenth Amendment from April 2024 until June 30, 2025 was converted from a combination of cash and PIK to solely PIK at the rate of 15%, with an option to maintain such terms after June 30, 2025 in exchange for an additional 2% PIK fee or to transition to payments made 10% PIK and 5% in cash.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 28, 2023, the Company and its subsidiaries entered into the Nineteenth Amendment to the Credit Agreement (the “Nineteenth Amendment”) with Centre Lane Partners to provide for an additional term loan amount of $2.0 million to, among other things, finance the integration and further growth of the Company post-Big Village Acquisition. This term loan was part of the Last In First Out Loans and matured on June 28, 2024.

On June 30, 2024 the Company and its subsidiaries entered into the Twentieth Amendment to the Credit Agreement (the "Twentieth Amendment" and together with the Credit Agreement and all other amendments thereto, the "Centre Lane Secured Credit Facility") with Centre Lane Partners to provide, among other things, for the extension of the maturity date of the term loan under the Nineteenth Amendment to December 31, 2024. Beginning September 30, 2024, the Company commenced repayment by making four monthly payments of principal and interest with the balance paid on December 31, 2024.

The original note issued under the Centre Lane Senior Secured Credit Facility initially bore interest at a rate of 6.0% per annum, with payments of 2.5% of outstanding principal beginning on June 30, 2023. The interest rate was increased to 10.0% pursuant to the first amendment to the Centre Lane Senior Secured Credit Facility and interest payable under the note is PIK in lieu of cash payment.

Commencing with the Ninth Amendment, the interest rate was increased to 12% per annum on all subsequent draws with 8% per annum payable quarterly in cash and 4% per annum payable-in-kind in lieu of cash payment. These “last in first out loans,” totaling $5.2 million inclusive of exit fees at December 31, 2024, are due and payable on April 20, 2026, excluding the amounts due under the Nineteenth Amendment which were due and payable on December 31, 2024.

In connection with the Nineteenth Amendment, adjustments were made to the interest rate for outstanding loans with the exception of the draw under the Seventeenth Amendment as follows:

•
The interest rate per annum changed to 7.0% plus the Secured Overnight Financing Rate ("SOFR"). At December 31, 2024, the SOFR was 4.71% , thus the overall interest rate on these facilities was 11.71%, per annum; and
•
The cash pay rate for the last in first out loans was changed to the SOFR plus 3.0% per annum. At December 31, 2024, the rate was 7.71% per annum.

In connection with the Twentieth Amendment, adjustments were made to the interest rate for outstanding loans as follows:

•
Adjusting the amortization of the last out loans with quarterly installments of $100,000 commencing on September 30, 2024, with quarterly payments increasing to 2.5% of the amount outstanding under the loans (including capitalized PIK interest) commencing on March 31, 2025. The amount outstanding under the last out loans was $37.5 million at December 31, 2024.
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

On December 26, 2024, the Company and its subsidiaries entered into the Twenty-First Amendment to the Credit Agreement (the "Twenty-First Amendment") with Centre Lane Partners for the purpose of securing a bond (the "Bond") to stay execution of a judgment in the amount of approximately $1.7 million that was entered into against the Company as a result of certain disclosed litigation (the "Ladenburg litigation"), as the Company intends to appeal the judgment. See Note 17, Commitments and Contingencies. On December 26, 2024, the Company borrowed an additional approximately $1.9 million from the lenders, which funds were used to secure the Bond. Amounts drawn pursuant to the Twenty-First Amendment, including all accrued but unpaid principal and interest thereon, will mature and become payable on the earlier of (i) the date upon which the Ladenburg litigation is resolved and results in the Company being obligated to pay less than the judgment, and (ii) April 20, 2026.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest included on the Twenty-First Amendment loan amounts will be payable in a combination of cash and payments in kind. Interest to be paid in cash will accrue at (i) a rate of 0% per annum from the date the loan amounts are funded until June 30, 2025, and (ii) a rate of 5% per annum thereafter; provided, however if prior to June 30, 2025, the Company informs Centre Lane Partners that it will pay the PIK fee to the lenders, then the interest rate will remain 0% per annum. Interest to be paid in kind will accrue at (i) a rate of 15% per annum from the date the loan amounts are funded until June 30, 2025 and (ii) a rate of 10% per annum thereafter; provided, however if prior to June 30, 2025, the Company informs Centre Lane Partners that it will pay the PIK fee to the lenders, then the interest rate will remain 15% per annum. For purposes of the foregoing, the PIK fee shall mean an amount equal to 2% of the Twenty-First Amendment loan amounts outstanding payable in kind.

In connection with the Twenty-First Amendment and as consideration therefore, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 2.5% of the fully-diluted pro forma ownership of the Company, or 5,0001,991 shares of the common stock, to an affiliate of the lenders. Following such issuance, Centre Lane Partners and its affiliates collectively beneficially own approximately 23.6% of the Company's common stock. As of December 31, 2024, BV Agency, LLC, and Centre Lane Partners beneficially own approximately 15.0% and 8.6% of the Company’s outstanding common stock, respectively.

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

Repayment of Loans

With respect to the last out loans, the Company was initially required to repay in cash to Centre Lane Partners (i) commencing with the fiscal quarter ended on June 30, 2023, in consecutive quarterly installments to be paid on the last day of each fiscal quarter of the Company, an amount equal to 2.5% of the outstanding aggregate principal amount of the original principal plus draws advanced by amendments 2 through 8 along with accrued and unpaid interest (after giving effect to capitalized PIK Interest) and (ii) on the maturity date all outstanding obligations (including, without limitation, all accrued and unpaid principal and interest on the principal amounts of the Loans (including any accrued but uncapitalized PIK Interest)) of the loan parties that are due and payable on such date. As a result of the Twentieth Amendment, the Company will commence amortization of the first in last out loans with quarterly installments of $100,000 commencing on September 30, 2024, with quarterly payments increasing to 2.5% of the amount outstanding under the loans (including capitalized PIK interest) commencing on March 31, 2025.

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

In connection with the Nineteenth Amendment, and prior to the execution of the Twentieth Amendment, quarterly installments equal to 2.5% of the outstanding aggregate principal were due on the first in last out loans commencing March 31, 2024. For the year ended December 31, 2024, the Company paid $3.1 million toward the principal loan balance. For the year ended December 31, 2023, the Company paid $270,000 toward the principal loan balance.

The amount outstanding under the first in last out loans was $37.5 million at December 31, 2024. Interest payable on the last in first out loans at December 31, 2024 was $21,000.

During the year ended December 31, 2024, the Company paid approximately $539,000 towards outstanding interest on the last in first out loans. During the year ended December 31, 2023, the Company paid approximately $425,000 towards outstanding interest on the last in first out loans.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is also required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services provided under this agreement. The Centre Lane Senior Secured Credit Facility provides that this fee shall be in all respects fully earned, due and paid-in-kind by the Company on the effective date (“Effective Date”) of the Centre Lane Senior Secured Credit Facility and on each anniversary of the Effective Date during the term of this agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $175,000 and is included in outstanding principal. The administrative fee charged during the years ended December 31, 2024 and 2023 was $35,000 for both periods, respectively.

The below table summarizes the loan balances and accrued interest for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
(in thousands)
Note payable - Centre Lane senior secured credit facility - related party (current)	$3,808	$5,592
Note payable - Centre Lane senior secured credit facility - related party (net of discount)	71,043	58,674
Net principal	74,851	64,266
Add: debt discount	3,971	5,962
Outstanding principal	$78,822	$70,228

The below table summarizes the movement in the outstanding principal from inception through December 31, 2024:

	December 31, 2024	December 31, 2023
(in thousands)
Opening balance	$70,228	$33,109
Add:
Draws	1,861	29,816
Exit and other fees, net	505	917
Interest capitalized	9,353	6,656
	81,948	70,498
Less
Payments	(3,125)	(270)
Outstanding principal	$78,822	$70,228

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain of its subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Agreement between itself and Centre Lane Partners. The Credit Agreement was amended a number of times to provide for additional loans used for working capital and acquisitions. In addition, and as part of the transaction, there are exit fees (the “Exit Fees”), which will be added and capitalized to the principal amount of the original loan. As of December 31, 2024, there were twenty-one amendments to the Centre Lane Senior Secured Credit Facility.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Seventeenth Amendment, the Company determined that the change was an extinguishment consistent with ASC 470, Debt, the old debt of $35.5 million was de-recognized and the new debt of $62.7 million was recognized at estimated fair value. A gain on extinguishment was recognized against additional paid in capital of $671,000, as Centre Lane Partners is a related party.

The below table summarizes the amendments that were executed by the Company since the inception of the facility to December 31, 2024, (in thousands, except for share data):

No.		Date	Draw	Repayment Date	Interest Rate Paid-in-Kind	d	Interest Rate Cash	e	Agency Fee	Exit Fee	a	Common Stock Issued	Accounting Impact
(in thousands, except share data)
1		4/26/2021	$-	4/20/2026	11.71%		0.00%		$-	$-		150,000	Extinguishment	b
2		5/26/2021	1,500	4/20/2026	11.71%		0.00%		-	750		3,000,000	Modification	f
3		8/12/2021	500	4/20/2026	11.71%		0.00%		-	250		2,000,000	Modification	f
4		8/31/2021	1,100	4/20/2026	11.71%		0.00%		-	550		-	Modification	f
5		10/8/2021	725	4/20/2026	11.71%		0.00%		-	363		-	Extinguishment	f
6		11/5/2021	800	4/20/2026	11.71%		0.00%		-	800		7,500,000	Modification	f
7		12/23/2021	500	4/20/2026	11.71%		0.00%		70	500		-	Modification	f
			5,125						70	3,213		12,650,000

8		1/26/2022	350	4/20/2026	11.71%		0.00%		-	350		-	Modification	f
9		2/11/2022	250	4/20/2026	11.71%		7.71%		-	13		-	Modification	g
10		3/11/2022	300	4/20/2026	11.71%		7.71%		-	15		-	Modification	g
11		3/25/2022	500	4/20/2026	11.71%		7.71%		-	25		-	Modification	g
12		4/15/2022	450	4/20/2026	11.71%		7.71%		-	23		-	Modification	g
13		5/10/2022	500	4/20/2026	11.71%		7.71%		35	25		-	Modification	g
14		6/10/2022	350	4/20/2026	11.71%		7.71%		-	18		-	Modification	g
15		7/8/2022	350	4/20/2026	11.71%		7.71%		-	18		-	Modification	g
			3,050						35	487		-

16		2/10/2023	1,500	4/20/2026	11.71%		7.71%		-	75		-	Modification	g
17	h	4/20/2023	26,316	4/20/2026	15.00%		0.00%		35	708		21,401,993	Extinguishment	c
19		7/28/2023	2,000	6/28/2024	11.71%		7.71%		-	100		-	Modification	g
			29,816						35	883		21,401,993

20		6/30/2024	-	12/31/2024	11.71%		7.71%		35	672		-	Modification	i
21		12/26/2024	1,861	4/20/2026	15.00%		0.00%		-	-		5,001,991	Modification	j
			1,861						35	672		5,001,991
			$39,852						$175	$5,255		39,053,984

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

(c) 15% PIK until April 20, 2024, then 5% cash and 10% PIK thereafter.

(d) New rates in effect in connection with Amendment 19, Amendment 1 through 8 PIK rate was 10%.

(e) New rates in effect in connection with Amendment 19, Amendment 9 through 16 cash rate was 8%.

(f) Last Out Loans.

(g) Last In First Out Loans.

(h) As discussed above, there was no impact on principal or interest and no fees incurred by the Company for Amendment 18, hence not included in above table.

(i) New rates and repayment terms in connection with Amendment 20.

(j) 0% cash rate until June 30, 2025, then 5% per annum thereafter. 15% paid-in-kind rate until June 30, 2025 then 10% paid-in-kind thereafter.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

All amounts advanced for Amendments 9 through 16 were due on June 30, 2023 along with accrued and unpaid interest, however, the maturity date was changed to April 20, 2026 with Amendment 17. The outstanding amount at December 31, 2024 is $5.2 million, inclusive of interest paid in kind.

As of December 31, 2024 and 2023, the carrying value of the Centre Lane Senior Secured Credit Facility was $74.9 million and $64.3 million, respectively, net of unamortized debt discount of $4.0 million and $6.0 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

During the years ended December 31, 2024 and 2023, the Company recorded amortization of debt discount of $2.7 million and $2.1 million, respectively on the Centre Lane Senior Secured Credit Facility.

Interest expense for the year ended December 31, 2024 and 2023 consisted of the following:

	Year Ended
	December 31, 2024	December 31, 2023
(in thousands)
Interest expense	$9,913	$7,080
Amortization	2,697	2,062
Total interest expense	$12,610	$9,142

The minimum annual principal payments of notes payable at December 31, 2024 were:

December 31, 2024
(in thousands)
2025	$3,808
2026	75,014
$78,822

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

The principal balance of these Convertible Notes payable was $80,000 at December 31, 2023. The total Convertible Notes payable was $80,000 at December 31, 2023. Interest expense for the Convertible Notes was $20,000, inclusive of interest of $8,000 and discount amortization of $12,000 for the year ended December 31, 2023.

The outstanding principal and interest of the Convertible Notes was due and payable in November 2023, and on July 1, 2024, the Company repaid the outstanding principal of $80,000 and outstanding interest of $43,000 on the Convertible Notes due to its former Chairman of the Board.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LEASES

The Company accounts for its lease under FASB ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize on the balance sheet at lease commencement, the lease assets and the related lease liabilities for the rights and obligations created by operating and finance leases with lease terms of more than 12 months.

Operating Lease

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement. An addendum to the lease dated June 14, 2022 sets a lease renewal term of five years beginning upon completion of improvements to the office space by the landlord, which were completed on September 12, 2022. The annual base rent as of the beginning of this renewal term is approximately $143,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the lease for one additional five-year term.

At December 31, 2024, and 2023, the operating lease right-of-use asset was $253,000 and $306,000, respectively, and is included under assets on the consolidated balance sheets.

At December 31, 2024, and 2023, the operating lease right-of-use lease liability was $252,000 and $303,000, respectively, including the current portion of $79,000 and $64,000, respectively, and is included under liabilities on the consolidated balance sheets.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $173,000 and $161,000 for the years ended December 31, 2024 and 2023.

The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and are recognized in rent expense when incurred and not included in the measurement of the lease liability.

Operating Lease Sublease

During the year ended December 31, 2024, the Company entered into two sublease agreements for its Boca Raton corporate office suites. The subleases will continue for the remaining term on the initial lease agreement of 3 years with no option to extend. The aggregate minimum annual rental income under the subleases is approximately $137,000 with 3% escalations per annum. The Company retained the ability to use the address as its corporate office.

At December 31, 2024, the operating lease subleases right-of-use liability was $12,000 and is included as an offset to right-of-use assets within other non-current liabilities on the consolidated balance sheet.

Operating lease sublease income was approximately $84,000 for the year ended December 31, 2024.

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years. At December 31, 2024, and 2023, the finance lease asset was $42,000 and $60,000, respectively, and is included under assets on the consolidated balance sheets. At December 31, 2024, and 2023, the finance lease liability was $42,000 and $60,000, respectively, including the current portion of $22,000 and $18,000, respectively, and is included under liabilities on the consolidated balance sheets.

Finance lease expense for the year ended December 31, 2024 was $28,900, inclusive of interest of $11,000 and amortization of $17,900, and is included in general and administrative expense in the statements of operations and comprehensive loss. Finance lease expense for the year ended December 31, 2023 was $7,000, inclusive of interest of $3,000 and amortization of $4,000, and is included in general and administrative expense in the statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 and 2023, the right-of-use asset and lease liability for the operating lease are summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
(in thousands)
Assets:
Total operating lease right-of-use asset	$253	$306
Total finance lease asset (1)	$42	$60

Liabilities:
Operating lease liability, current	$79	$64
Operating sublease liability, net of current portion	12	-
Operating lease liability, net of current portion	173	239
Total operating lease liability	$264	$303

Finance lease liability, current	$22	$18
Finance lease liability, net of current portion	20	42
Total finance lease liability	$42	$60

Weighted average remaining lease term (in years):
Operating lease	2.75	3.75
Finance lease	1.75	2.75

Weighted average discount rate:
Operating lease	14.39%	14.39%
Finance lease	21.12%	21.12%

(1) Finance lease represents computer software, see Note 5 "Property and Equipment".

As of December 31, 2024, the aggregate annual lease obligations were as follows (in thousands):

	Operating Leases	Finance Leases
(in thousands)
2025	$79	$22
2026	96	20
2027	77	-
Total lease obligations	252	42
Less: amount representing interest	0	0
Net lease obligations	$252	$42

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

We incurred costs related to the Big Village Acquisition of approximately $2.2 million during the year ended December 31, 2023. Additionally, $2.8 million in cure claims was paid to accepted vendors on the closing date and $1.2 million was subsequently paid to employees representing bonuses. Amounts for cure claims and bonuses are included above as part of assumed liability. All acquisition related costs were expensed as incurred and have been recorded in general and administrative expenses in our consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – REVENUE RECOGNITION

The following table represents our revenue disaggregated by type (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
(in thousands)
Revenue:
Digital publishing	$1,733	$4,130
Advertising technology	18,449	9,463
Consumer insights	27,021	23,868
Creative services	7,056	5,130
Media services	2,422	1,955
Total revenue	$56,681	$44,546

Geographic Information

Revenue by geography is generally based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% of total revenue for the years ended December 31, 2024, and 2023.

As of December 31, 2024, and 2023, approximately 100% of our long-lived assets were attributable to operations in the United States. Long-lived assets include websites and other intangibles assets that are utilized in overall revenue generation.

Deferred Revenue

The movement in deferred revenue during the years ended December 31, 2024 and 2023, comprised the following (in thousands):

	December 31, 2024	December 31, 2023
(in thousands)
Deferred revenue at the start of the period	$4,569	$737
Amounts invoiced during the period	40,529	31,864
Business combination	-	4,534
Less: revenue recognized during the period	(42,215)	(32,566)
Deferred revenue at the end of the period	$2,883	$4,569

NOTE 15 – STOCK BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2024, 12,040,967 shares were remaining under the Stock Option Plan for the future issuance.

Options

As of December 31, 2024, options to purchase 10,459,033 shares of common stock were outstanding under the Stock Option Plan at a weighted average exercise price of $0.10 per share.

Compensation expense recorded in connection with the Stock Option Plan was $254,000, and $196,000 for the years ended December 31, 2024, and 2023, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity of the Company’s outstanding stock options of common stock for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Common stock options:
Balance outstanding at December 31, 2023	10,728,360	$0.12	8.7	$568
Granted	469,673	$0.06	-	$0
Exercised	(80,250)	$0.01	-	$3
Forfeited	(326,250)	$0.19	-	$-
Expired	(332,500)	$0.49	-	$-
Balance outstanding at December 31, 2024	10,459,033	$0.10	8.0	$79
Exercisable at December 31, 2024	4,181,164	$0.15	7.4	$45
Unvested at December 31, 2024	6,277,869	$0.07	8.3	$34

During the years ended December 31, 2024 and 2023, 80,250 and 90,000 common stock options were exercised with an aggregate intrinsic value of $3,000 and $10,000, respectively.

Summarized information with respect to options outstanding under the stock option plans at December 31, 2024, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price

$0.002 - $0.13	9,172,806	$0.06	8.2	3,430,937	$0.04
$0.14 - $0.24	877,000	$0.17	8.0	337,250	$0.17
$0.25 - $0.49	276,000	$0.40	1.0	279,750	$0.40
$0.50 - $0.85	-	$-	-	-	$-
$0.86 - $1.75	133,227	$1.22	4.9	133,227	$1.22
	10,459,033	$0.09	8.0	4,181,164	$0.11

As of December 31, 2024, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $229,000 to be recognized through July 2027.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards for the year ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Expected term (years)	5.82 yrs	6.25 yrs
Expected volatility	452.21%	486.00%
Risk-free interest rate	4.12%	4.15%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%

During the year ended December 31, 2024 and 2023, 469,673 and 6,128,200 options were issued, respectively.

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

Fair Value Considerations

Financial instruments recognized in the consolidated balance sheets consist of cash, accounts receivable, other liabilities and accounts payable. The Company believes that the carrying value of its current financial instruments approximates their fair value due to the short-term nature of these instruments. The carrying value of the Centre Lane Senior Secured Credit Facility approximates the fair value due to the nature and level of risk.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Nonrecurring Basis

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include goodwill and intangible assets, net.

The below table shows the quantitative information for assets measured at fair value on a non-recurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Rate (Weighted Average Cost of Capital)
(in thousands)
Goodwill	$7,785	Discounted cash flow	Discount rate	19.84%
Intangible assets, net	$13,312	Discounted cash flow	Discount rate	19.84%

Goodwill and Intangibles Assets

Goodwill and intangible assets are tested for impairment at least annually, and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value associated with the reporting unit exceeds the implied value associated with the reporting unit. We estimate the fair value of our reporting units utilizing an income approach (discounted cash flow method), which incorporates significant unobservable Level 3 inputs.

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

At September 30, 2024, an impairment assessment was performed on goodwill and intangibles for Ad Network, Owned & Operating and Insights reporting units. We estimated the fair value of our reporting units utilizing an income approach (discounted cash flow method), which incorporated significant unobservable Level 3 inputs. The assessment indicated that the carrying value was not in excess of its implied fair value, resulting in no impairment charge for the year ended December 31, 2024.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending Big Village Acquisition. Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. On November 27, 2024, the District Court entered a judgment in favor of Ladenburg and against the Company granting damages of $1.7 million to Ladenburg. On December 26, 2024, the Company filed a motion with the District Court requesting that the District Court reconsider its judgment. This motion was denied on January 30, 2025. The Company plans to appeal the judgment. The outcome of this matter is not determinable as of the date of issuance of these consolidated financial statements.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

There were no shares of preferred stock issued or outstanding at December 31, 2024, and 2023.

At December 31, 2024 and 2023, accrued unpaid preference dividend was $691,000. This amount is payable to the Company's former Chairman, Mr. Kip Speyer, and is included under other current liabilities in the consolidated balance sheet at December 31, 2024.

Common Stock

Shares of Common Stock under the Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2024, 12,040,967 shares were remaining under the 2022 Plan for the future issuance.

Issue of Common Stock

During the year ended December 31, 2024, the Company issued 5,361,693 shares of our common stock for the following concepts (in thousands, except share data):

	Year Ended
	December 31, 2024
	Shares (#)	Value

Shares issued to Centre Lane related to debt financing	5,001,991	$175
Common stock issued for options exercised	80,250	$2
Common stock issued for services rendered	279,452	$16
Shares of common stock issued, net	5,361,693	$193

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company issued 21,658,498 shares of our common stock for the following concepts (in thousands, except share data):

	Year Ended
	December 31, 2023
	Shares (#)	Value

Shares issued to Centre Lane related to debt financing	21,401,993	$1,926
Oceanside share adjustment (1)	(23,495)	$-
Common stock issued for options exercised	90,000	$1
Common stock issued for services rendered	190,000	$31
Shares of common stock issued, net	21,658,498	$1,958

(1) Represents an adjustment to reconcile shares actually issued related to the Oceanside acquisition in 2019.

Treasury Stock

During the year ended December 31, 2024, one shareholder relinquished their Bright Mountain common stock shares. A total of 525,000 shares were acquired at no cost to the Company. A total of 1,350,175 shares of the Company's common stock, with a value of $220,000, are being held as Treasury Stock by the Company.

Warrants

At December 31, 2024 and 2023, we had 10,573,700 and 21,362,066 common stock warrants outstanding to purchase shares of our common stock, respectively, with an exercise price ranging between $0.65 and $1.00 per share. Of the 10,573,700 common stock warrants outstanding at December 31, 2024, 10,398,700 will expire in 2025, and 175,000 will expire in 2030.

Approximately 10,788,366 and 14,636,250 common stock warrants expired during the years ended December 31, 2024 and 2023, respectively.

A summary of the Company’s warrants outstanding as of December 31, 2024 and 2023 is presented below:

December 31, 2024
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised)
$0.65	-	$-
$0.75	10,398,700	$7,799
$1.00	175,000	$175
	10,573,700	$7,974

December 31, 2023
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised)
$0.65	913,750	$594
$0.75	15,456,008	$11,592
$1.00	4,992,308	$4,992
	21,362,066	$17,178

NOTE 19 – LOSS PER SHARE

As of December 31, 2024 and 2023, there were 177,464,827 and 172,103,134 shares of common stock issued, respectively, and 176,114,652 and 171,277,959 shares of common stock outstanding, respectively. Outstanding shares as of December 31, 2024 and 2023, have been adjusted to reflect 1,350,175 and 825,175 treasury shares, respectively.

Basic net loss per share is computed by dividing the net earnings attributable to common shareholders by the weighted average number of common shares outstanding during the period.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables reconcile actual basic and diluted earnings per share for the years ended December 31, 2024 and 2023 (in thousands except shares and per share data):

	Year Ended
	December 31, 2024	December 31, 2023
(in thousands, except per share data)
Numerator:
Net loss	$(17,024)	$(35,564)
Denominator:
Weighted-average common shares outstanding:
Basic	171,199,036	164,845,671
Diluted	171,199,036	164,845,671
Net loss per common share
Basic	$(0.10)	$(0.22)
Diluted	$(0.10)	$(0.22)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Shares unvested and subject to exercise of stock options	10,459,033	10,728,360
Shares subject to warrants stock exercise	10,573,700	21,362,066
Shares subject to convertible notes stock conversion	-	200,000

NOTE 20 – RELATED PARTY TRANSACTIONS

Centre Lane Partners

Centre Lane Partners has provided, and continues to provide, funding to assist the Company with its liquidity needs through the Centre Lane Senior Secured Credit Facility.

In connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. In connection with the Twenty-First Amendment, on December 26, 2024, the Company issued an additional 5,0001,991 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners.

BV Agency, LLC, and Centre Lane Partners beneficially own approximately 15.0% and 8.6% of the Company’s outstanding common stock, respectively.

SEC rules define a related party as including (i) any director or executive officer of the Company, or any immediate family member thereof, (ii) any director nominee, or any immediate family member thereof, and (iii) a 5% or greater shareholder of the Company, or any immediate family member thereof. As a result, BV Agency, LLC, and Centre Lane Partners together are considered to be related parties of the Company. Through December 31, 2024, the Company has entered into 21 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $78.8 million and $70.2 million as of December 31, 2024 and 2023, respectively. See Note 10, Centre Lane Senior Secured Credit Facility for details on this facility.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

At December 31, 2024 and 2023, accrued unpaid preference dividend was $691,000. These amounts are payable to the Company's former Chairman, Mr. Kip Speyer.

NOTE 21 – INCOME TAXES

The Company is subject to federal and various state income taxes in the United States as well as income taxes in various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations.

The Company’s loss before income taxes consists of the following:

	Year Ended December 31,
	2024	2023
United States	$(15,653)	$(35,806)
Foreign	(60)	242
Total loss before provision for income taxes	$(15,713)	$(35,564)

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	December 31,
	2024		2023
	Amount	Rate	Amount	Rate
Federal tax expense (benefit) at the statutory rate from operations	$(3,300)	21.00%	$(7,469)	21.00%
State tax benefit, net of federal income tax benefit	(419)	2.67%	(631)	1.78%
Other adjustments	52	-0.33%	(70)	0.20%
Effect of foreign taxes	(11)	0.07%	(7)	0.02%
Impairment	-	0.00%	2,944	-8.28%
Stock compensation	49	-0.31%	40	-0.11%
Change in valuation allowance	3,629	-23.09%	5,193	-14.61%
Total tax provision (benefit)	$-	0.00%	$-	0.00%

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023, are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$23,568	$20,665
Intangible assets	2,223	1,964
Lease liability	88	97
Other	991	732
Total gross deferred tax assets	26,870	23,458
Less: Deferred tax asset valuation allowance	(26,392)	(22,762)
Total net deferred tax assets	$478	$696

Deferred tax liabilities:
Property and equipment	-	-
Right-of-use asset	(89)	(98)
Debt modification	(389)	(598)
Net deferred tax liability	$-	$-

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of $88.1 million that expire at various dates from 2030 through 2038, and includes $77.8 million that have an unlimited carryforward period. As of December 31, 2024, the Company had state and local net operating loss carryforwards of $109.8 million that expire at various dates from 2030 through 2042, and includes $36 million that have an unlimited carryforward period. As of December 31, 2024, the Company had foreign net operating loss carryforwards of $4.7 million primarily in Israel that have an unlimited carryforward period.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the historical earnings history of the Company and its foreign subsidiaries, the net deferred tax assets less deferred tax liabilities for 2024 were fully offset by the deferred tax liability and a 100% valuation allowance on the remaining balance. Based on all available evidence, management determined that it is more likely than not that the Company's net deferred tax assets will not be realized. As a result, the Company continues to maintain a full valuation against its net deferred tax assets. For the years ended December 31, 2024, and 2023, the change in the valuation allowance was an increase of approximately $3.6 million and an increase of approximately $5.2 million, respectively.

The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174 of the IRC. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. As of December 31, 2024, the Company capitalized a substantial amount of R&D expenditures primarily related to research and development activities performed in the U.S.

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

The Company records tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024, and 2023, the Company has not recorded any liabilities for uncertain tax positions in its consolidated financial statements.

The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2024 and 2023, no accrued interest or penalties are recorded on the balance sheets, and the Company has not recorded any related expenses.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years currently open under statute from 2021 to the present in the U.S. and from 2020 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.