Form 10-Q
period 2025-03-31
Bright Mountain Media, Inc.
filed 2025-05-12
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended March 31, 2025

or

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

As of May 8, 2025 there were 175,965,052 shares of the registrant's common stock outstanding.

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
•
our ability to predict the impact of future pandemics or outbreaks of disease;
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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the U.S. Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “us," “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “first quarter of 2025” refers to the three months ended March 31, 2025, “first quarter of 2024” refers to the three months ended March 31, 2024, and “2024” refers to the year ended December 31, 2024. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share figures)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,181	$2,546
Restricted cash	1,861	1,861
Accounts receivable, net	14,260	15,033
Prepaid expenses and other current assets	1,318	859
Total current assets	19,620	20,299
Property and equipment, net	66	69
Intangible assets, net	12,921	13,406
Goodwill	7,785	7,785
Operating lease right-of-use assets	235	253
Other long-term assets	158	158
Total assets	$40,785	$41,970

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$18,682	$22,667
Other current liabilities	3,902	4,401
Interest payable - Centre Lane senior secured credit facility - related party	141	21
Deferred revenue	6,378	2,883
Note payable - Centre Lane senior secured credit facility - related party (current)	5,341	3,808
Total current liabilities	34,444	33,780
Other long-term liabilities	130	169
Note payable - Centre Lane senior secured credit facility - related party (long-term)	72,411	71,043
Finance lease liabilities	14	20
Operating lease liabilities	163	185
Total liabilities	107,162	105,197

Stockholders' deficit:
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.01, 324,000,000 shares authorized, 177,515,227 and 177,464,827 issued, and 175,965,052 and 176,114,652 outstanding at March 31, 2025 and December 31, 2024, respectively	1,776	1,775
Treasury stock at cost, 1,550,175 and 1,350,175 shares at March 31, 2025 and December 31, 2024, respectively	(220)	(220)
Additional paid-in capital	101,836	101,798
Accumulated deficit	(170,088)	(166,857)
Accumulated other comprehensive income	319	277
Total stockholders' deficit	$(66,377)	$(63,227)
Total liabilities and stockholders' deficit	$40,785	$41,970

* Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share figures)

	Three Months Ended

	March 31, 2025	March 31, 2024

Revenue	$14,190	$12,448
Cost of revenue	9,918	9,311
Gross margin	4,272	3,137
General and administrative expenses	4,524	5,244
Loss from operations	(252)	(2,107)

Financing and other expense:
Other income	47	345
Interest expense - 10% convertible promissory notes - related party	-	(2)
Interest expense - Centre Lane senior secured credit facility - related party	(3,020)	(2,991)
Other interest expense	(6)	(11)
Total financing and other expense, net	(2,979)	(2,659)

Net loss before income tax	(3,231)	(4,766)
Income tax provision	-	-
Net loss	$(3,231)	$(4,766)

Foreign currency translation	42	34
Comprehensive loss	$(3,189)	$(4,732)

Net loss per common share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Weighted-average shares outstanding:
Basic	175,974,990	171,231,775
Diluted	175,974,990	171,231,775

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share figures)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2023 *	172,103,134	$1,721	(825,175)	$(220)	$101,405	$(149,833)	$262	$(46,665)

Net loss	-	-	-	-	-	(4,766)	-	(4,766)
Common stock issued for services rendered	279,452	3	-	-	13	-	-	16
Treasury stock	-	-	(525,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	65	-	-	65
Adjustment from foreign currency translation, net	-	-	-	-	-	-	34	34

Balance at March 31, 2024	172,382,586	$1,724	(1,350,175)	$(220)	$101,483	$(154,599)	$296	$(51,316)

Balance at December 31, 2024 *	177,464,827	$1,775	(1,350,175)	$(220)	$101,798	$(166,857)	$277	$(63,227)

Net loss	-	-	-	-	-	(3,231)	-	(3,231)
Common stock issued for options exercised	50,400	1	-	-	1	-	-	2
Treasury stock	-	-	(200,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	37	-	-	37
Adjustment from foreign currency translation, net	-	-	-	-	-	-	42	42

Balance at March 31, 2025	177,515,227	$1,776	(1,550,175)	$(220)	$101,836	$(170,088)	$319	$(66,377)

*Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net loss	$(3,231)	$(4,766)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation expense	13	40
Interest paid-in-kind on Centre Lane senior secured credit facility - related party	2,269	2,238
Amortization of operating lease right-of-use assets	18	16
Amortization of debt discount	633	615
Amortization of intangible assets	485	481
Stock-based compensation	37	65
Common stock issued for services rendered	-	16
Provision for (recovery of) credit losses	11	(37)
Changes in operating assets and liabilities:
Accounts receivable	762	2,243
Prepaid expenses and other assets	(459)	(123)
Operating lease liabilities	(18)	(15)
Accounts payable and accrued expenses	(3,942)	(1,662)
Other liabilities	(543)	(30)
Interest payable - Centre Lane senior secured credit facility - related party	120	138
Interest payable - 10% convertible promissory notes - related party	-	2
Deferred revenue	3,495	1,699
Net cash (used in) provided by operating activities	(350)	920

Cash flows from investing activities:
Purchase of property and equipment	(10)	(2)
Net cash used in investing activities	(10)	(2)

Cash flows from financing activities:
Proceeds from stock option exercises	1	-
Principal payments on finance lease liabilities	(5)	(4)
Net cash used in financing activities	(4)	(4)
Effect of foreign exchange rates on cash	(1)	6
Net (decrease) increase in cash, cash equivalents, and restricted cash	(365)	920
Cash, cash equivalents, and restricted cash at the beginning of the period	4,407	4,001
Cash, cash equivalents, and restricted cash at the end of the period	$4,042	$4,921

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$2,181	$4,921
Restricted cash	1,861	-
Total cash, cash equivalents, and restricted cash	$4,042	$4,921

Supplemental disclosure of cash flow information:
Interest paid-in-kind on Centre Lane senior secured credit facility - related party	2,269	2,238

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Media Services

Our media services division focuses on advertisers and agencies by providing access to premium inventory, leveraging data to optimize programmatic campaigns. Our aim is to empower clients to access the most sought-after advertising spaces across diverse platforms tailored to their specific needs and preferences. Our data-driven approach aims to ensure that ad placements are not only well-targeted, but also continuously optimized for maximum efficiency and return on investment ("ROI"). Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us a valuable partner in the success of our clients' advertising and marketing endeavors.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2024, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim consolidated financial statements should be read in conjunction with that report.

Going Concern and Liquidity

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $170.1 million as of March 31, 2025. Cash flows (used in) provided by operating activities were $(350,000) and $920,000 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had approximately a $14.8 million working capital deficit, inclusive of $2.2 million in cash and cash equivalents and $1.9 million in restricted cash.

The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Facility, or raising equity capital. The ability to access the capital markets depends, in part, upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, and reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

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

March 31, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the United States, and other foreign countries in which the Company operates.

As of March 31, 2025 and December 31, 2024, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit in the amount of $1.9 million as of March 31, 2025, and $2.3 million as of December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company did not exceed the insurance limit of $29,000 for its international bank accounts.

Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company's financial condition, results of operations, and cash flows.

At March 31, 2025, and December 31, 2024, the Company had $2.2 million and $2.5 million, respectively, in cash and cash equivalents.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash as a separate line item in the consolidated balance sheets. At March 31, 2025 and December 31, 2024, the Company had $1.9 million in restricted cash for both periods, which is designated specifically for settlement of a legal judgment. See Note 16, Commitments and Contingencies, to the unaudited consolidated financial statements.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2025 and December 31, 2024.

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

Significant estimates included in the accompanying consolidated financial statements include, valuation of goodwill and intangible assets, allowance for current expected credit losses, percentage of completion for revenue recognition, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, discount rates used in the valuation of right-of-use assets and lease liabilities, litigation reserves, the valuation of equity-based transactions, valuation of the Center Lane Senior Secured Facility carrying value regarding debt modification or extinguishment, and the valuation allowance on deferred tax assets. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.

Foreign Currency

We translate the consolidated financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, cost and expenses on the date of the transaction. Translation gains and losses as a result of consolidation are included in accumulated other comprehensive income. Transaction gains and losses are included within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist principally of cash, cash equivalents, restricted cash, and accounts receivable. We place our cash, cash equivalents, and restricted cash with high credit-quality financial institutions. Such deposits may be in excess of federally insured limits. In addition, the Company maintains various bank accounts in Thailand and Israel, with some level of insurance. We perform periodic evaluations of the relative credit standing of financial institutions. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

We perform credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for current expected credit losses based upon the expected collectability of accounts receivable balances.

The following tables provide information about concentrations that exceed 10% of revenue and accounts receivable for the period:

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue Concentration
Customers exceeding 10% of revenue	1	1
Percentage of revenue:
Customer 1	15.4%	14.9%
Total percentage of revenue	15.4%	14.9%

	March 31, 2025	December 31, 2024
Accounts Receivable Concentration
Customers exceeding 10% of accounts receivable	2	3
Percentage of accounts receivable:
Customer 1	22.4%	13.5%
Customer 2	*	11.1%
Customer 3	*	10.4%
Customer 4	10.2%	*
Total percentage of accounts receivable	32.6%	35.0%

* Represents a customer accounts receivable balance less than the 10% threshold.

Effective Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard was effective January 1, 2024 (early adoption was permitted, but not earlier than January 1, 2021). This standard did not have an impact on our consolidated financial statements for the period ended March 31, 2025.

For 2024 annual reporting, we adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This new standard requires an enhanced disclosure of significant segment expenses on an annual and interim basis, effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on our consolidated financial statements for the period ended March 31, 2025.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of ASU 2023-09 did not have a significant impact on our consolidated financial statements for the period ended March 31, 2025.

Accounting Pronouncements Not Yet Adopted

In November 2024, and as amended in January 2025, the FASB issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning in the year ending December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following:

	March 31, 2025	December 31, 2024
(in thousands)
Accounts receivable	$10,653	$12,460
Unbilled receivables (1)	3,740	2,698
	14,393	15,158
Less: allowance for current expected credit losses	(133)	(125)
Accounts receivable, net	$14,260	$15,033

(1) - Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoice to the customer.

Accounts receivable, net at January 1, 2024 was $14.7 million.

Expected credit losses (recoveries) were approximately $11,000 and $(37,000) for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	March 31, 2025	December 31, 2024
(in thousands)
Prepaid insurance (1)	$228	$358
Prepaid software	116	93
Deposits	158	158
Subscriptions	174	213
Other current assets (2)	800	195
Total prepaid costs and other assets	1,476	1,017
Less: other long-term assets	(158)	(158)
Prepaid expenses and other current assets	$1,318	$859

(1) - Includes approximately $187,000 and $291,000 which is being paid over a period of time and is included in accounts payable at March 31, 2025 and December 31, 2024, respectively.

(2) - Includes approximately $726,000 and $121,000 which is being paid over a period of time and is included in accounts payable at March 31, 2025 and December 31, 2024, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	Useful Life	March 31, 2025	December 31, 2024
(in thousands)
Furniture and fixtures	3 - 5	$-	$-
Computer equipment	3	86	76
Computer software	5	206	206
		292	282
Less: accumulated depreciation		(226)	(213)
Property and equipment, net		$66	$69

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024, was $13,000 and $40,000, respectively. The amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 6 – INTANGIBLE ASSETS, NET

Website acquisitions, net, consisted of the following:

	March 31, 2025	December 31, 2024
(in thousands)
Website acquisition assets	$1,125	$1,125
Add: website development costs	96	96
	1,221	1,221
Less: accumulated amortization	(1,131)	(1,127)
Website acquisition assets, net	$90	$94

Other intangible assets, net, consisted of the following:

		March 31, 2025			December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Trade name	2 - 10	$8,381	$(3,952)	$4,429	$8,381	$(3,795)	$4,586
IP/technology	10	5,821	(2,674)	3,147	5,821	(2,575)	3,246
Customer relationships	5 - 10	13,380	(8,125)	5,255	13,380	(7,900)	5,480
Non-compete agreements	3 - 5	402	(402)	-	402	(402)	-
Other intangible assets, net		$27,984	$(15,153)	$12,831	$27,984	$(14,672)	$13,312

	March 31, 2025	December 31, 2024
(in thousands)
Website	$90	$94
Other intangible assets	12,831	13,312
Intangible assets, net	$12,921	$13,406

Amortization expense for the three months ended March 31, 2025 and 2024 was approximately $485,000 and $481,000 respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

As of March 31, 2025, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows:

Remainder of 2025	$1,379
2026	1,788
2027	1,788
2028	1,788
2029	1,785
Thereafter	4,393
Total expected amortization expense	$12,921

NOTE 7 – GOODWILL

The following table represents the allocation of goodwill as of March 31, 2025, and December 31, 2024:

	Owned & Operated	Ad Network	Insights	Total
(in thousands)
December 31, 2024	$2,865	$4,013	$907	$7,785
Additions	-	-	-	-
Impairment	-	-	-	-
March 31, 2025	$2,865	$4,013	$907	$7,785

We allocate goodwill to reporting units based on the expected benefit and synergies with our current reporting units. The Company categorizes goodwill into three reporting units: "Owned & Operated", "Ad Network", and "Insights".

Goodwill is tested for impairment at least annually and if triggering events are noted prior to the annual assessment. Impairment is deemed to occur when the carrying value of the goodwill associated with the reporting unit exceeds the implied value of the goodwill associated with the reporting unit.

During the year ended December 31, 2024, an impairment assessment was performed on goodwill for the Ad Network, Owned & Operated and Insights reporting units. The assessment used a qualitative assessment, including consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our qualitative assessment concluded that it was more likely than not that the estimated fair value of the Ad Network, Owned & Operated and Insights reporting units exceeds their carrying amounts. Since the assets are considered recoverable, no impairment charge was recognized for the year ended December 31, 2024.

There was no triggering event or impairment for the three months ended March 31, 2025.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
(in thousands)
Accounts payable (1)	$12,733	$14,428
Accrued wages, commissions, and bonus	256	527
Publisher cost	1,934	2,811
Professional fees	874	1,138
Subcontractor	2,483	3,438
Other	402	325
Total accounts payable and accrued expenses	$18,682	$22,667

(1) - Accounts payable includes $5.2 million at both March 31, 2025 and December 31, 2024, for Slutzky & Winshman Ltd. and Mediahouse Inc., whose operations were terminated during the year ended December 31, 2023.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
(in thousands)
Current portion of long-term lease	$106	$101
Dividend payable	691	691
Project advance expense (1)	990	1,546
Litigation reserves	2,237	2,224
Other current liabilities	8	8
Total other liabilities	4,032	4,570
Less: other long-term liabilities	(130)	(169)
Other current liabilities	$3,902	$4,401

(1) - Represents amounts advanced by customers to cover third-party expenses specifically related to their project. These expenses are offset against the advance and are not part of the Company's statement of operations and comprehensive loss.

NOTE 10 – CENTRE LANE SENIOR SECURED CREDIT FACILITY

Effective June 1, 2020, the Company entered into a membership interest purchase agreement to acquire 100% of Wild Sky Media, which is now a subsidiary of the Company (the “Purchase Agreement”). To finance the acquisition, the Company obtained a first lien senior loan in the amount of $16.5 million, comprised of $15.0 million of initial indebtedness, repayment of Wild Sky's existing accounts receivable factoring facility of approximately $900,000, and approximately $500,000 of expenses, from, and entered into a secured credit facility with Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”).

Additional Draws

As of March 31, 2025, Centre Lane Partners had loaned the Company an additional $39.9 million through Amendments One through Eight (the “Second Out Loans”), Amendments Nine through Sixteen and Nineteen (the “First Out Loans”), and Amendments Seventeen, Twenty-One, and Twenty-Two (the “Third Out Loans”) to provide liquidity to fund operations. The Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

On December 26, 2024, the Company and its subsidiaries entered into the Twenty-First Amendment to the Credit Agreement with Centre Lane Partners for the purpose of securing a bond to stay execution of a judgment in the amount of approximately $1.7 million that was entered against the Company as a result of certain disclosed litigation (the “Ladenburg litigation”), as the Company intends to appeal the judgment. The Company borrowed an additional $1.9 million from the Lenders, which funds were used to secure the bond. Amounts drawn pursuant to the Twenty-First Amendment, including all accrued but unpaid principal and interest thereon, will mature and become payable in December 2026. Interest to be paid in cash accrues at a rate of 0% per annum, and interest to be paid in kind accrues at a rate of 15% per annum. For further information on this judgment, see Note 16, Commitments and Contingencies, to the consolidated financial statements.

In connection with the Twenty-First Amendment, and as consideration therefore, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 2.5% of the fully diluted pro forma ownership of the Company, or 5,001,991 shares of the common stock, to an affiliate of the Lenders. As of March 31, 2025, BV Agency, LLC, and Centre Lane Partners own approximately 15.0% and 8.6% of the Company’s outstanding common stock, respectively.

Optional Prepayment

The Company may, at any time, voluntarily prepay, in whole or in part (with a minimum prepayment of $250,000) the outstanding principal of the loans, plus any accrued but unpaid interest on the aggregate principal amount of the loans being prepaid. There is no prepayment penalty associated with the Centre Lane Senior Secured Credit Facility. However, partial or full prepayments of the Centre Lane Senior Secured Credit Facility is required in the event of certain future capital raises.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Repayment of Loans

Effective March 31, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Second Amendment to the Credit Agreement, pursuant to which the following adjustments were made to the outstanding loans as follows:

•
Extending the maturity date of the First Out Loans (which no longer include the Seventeenth Amendment Term Loans and the Twenty-First Amendment Term Loans), Second Out Loans (formerly defined as the "Last Out Loans"), and Third Out Loans (comprised of the Seventeenth Amendment Term Loans and the Twenty-First Amendment Term Loans) from April 20, 2026 to December 20, 2026;
•
Changing the Second Out Loans PIK rate to the Term Secured Overnight Financing Rate ("SOFR") plus 3% and the Second Out Loans cash interest rate to 2%. At March 31, 2025, the SOFR floor was 5.00% per annum, thus the overall PIK rate on these facilities was 8.00%;
•
Changing the First Out Loans cash interest rate to the Term SOFR plus 2%. The overall PIK rate on these facilities was 7.00% at March 31, 2025;
•
Changing the Third Out Loans PIK rate to 15%;
•
Adjusting the amortization of the Second Out Loans such that quarterly installments of 1% of the aggregate principal amount (after giving effect to capitalized PIK interest) are paid for each quarter in 2025, and quarterly installments of 2% of the aggregate principal amount (after giving effect to capitalized PIK interest) are paid thereafter until maturity; and
•
Adjusting the amortization of the First Out Loans such that an installment of $700,000 is paid on March 31, 2025, and quarterly installments of $575,000 are paid thereafter until maturity.

For the three months ended March 31, 2025 and 2024, the Company did not make a payment toward the principal loan balance. During the three months ended March 31, 2025 and 2024, the Company did not make a payment toward the outstanding interest payable. Because Amendment Twenty-Two was closed on March 31, 2025, principal and interest payments, which had been due in the first quarter, became due and were paid in the first week of April.

The below table summarizes the loan balances at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
(in thousands)
Note payable - Centre Lane senior secured credit facility - related party (current)	$5,341	$3,808
Note payable - Centre Lane senior secured credit facility - related party (net of discount)	72,411	71,043
Net principal	77,752	74,851
Add: debt discount	3,339	3,971
Outstanding principal	$81,091	$78,822

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The below table summarizes the movement in the outstanding principal during the three months ended March 31, 2025:

	March 31, 2025	December 31, 2024
(in thousands)
Opening balance	$78,822	$70,228
Add:
Draws	-	1,861
Exit and other fees	-	505
Interest capitalized	2,269	9,353
	81,091	81,947
Less
Payments	-	(3,125)
Outstanding principal	$81,091	$78,822

Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services. The Centre Lane Senior Secured Credit Facility provides that this fee shall be, in all respects, fully earned, due and PIK by the Company on the effective date of the Centre Lane Senior Secured Credit Facility, and on each anniversary of the effective date during the term of the agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $175,000 and is included in outstanding principal. There was no administrative fee charged during the three months ended March 31, 2025 and 2024.

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Facility. The Credit Agreement was amended a number of times to provide for additional loans used for working capital and acquisitions. In addition, as part of the transaction, there are exit fees (the "Exit Fees"), which are added and capitalized to the principal amount of the original loan. As of March 31, 2025, there were twenty-two amendments to the Credit Agreement.

Consistent with FASB Accounting Standards Codification ("ASC") Topic 470, Debt (“ASC 470”), the Company is required to perform an analysis of the change in each amendment to determine whether the change is a modification or an extinguishment of debt. Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded at fair value, which becomes the new carrying value. A gain or loss is recorded for the difference between the net carrying value of the original debt and the fair value of the new debt. Additionally, in the event the transaction is with a related party, this gain or loss should be recognized against additional paid-in capital. Interest expense is recorded based on the effective interest rate of the new debt. A debt is considered extinguished if the present value of the new cash flows under the term of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the old debt.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The below table summarizes the amendments that were executed by the Company from the inception of the facility to March 31, 2025 (in thousands, except for share data):

Amendment No.		Date	Draw	Repayment Date	Interest Rate Paid-in-Kind	c	Interest Rate Cash	d	Agency Fee	Exit Fee	a	Common Stock Issued	Accounting Impact
(in thousands, except share data)
1		4/26/2021	$-	12/20/2026	8.00%		2.00%		$-	$-		150,000	Extinguishment	b
2		5/26/2021	1,500	12/20/2026	8.00%		2.00%		-	750		3,000,000	Modification	e
3		8/12/2021	500	12/20/2026	8.00%		2.00%		-	250		2,000,000	Modification	e
4		8/31/2021	1,100	12/20/2026	8.00%		2.00%		-	550		-	Modification	e
5		10/8/2021	725	12/20/2026	8.00%		2.00%		-	363		-	Extinguishment	e
6		11/5/2021	800	12/20/2026	8.00%		2.00%		-	800		7,500,000	Modification	e
7		12/23/2021	500	12/20/2026	8.00%		2.00%		70	500		-	Modification	e
			5,125						70	3,213		12,650,000

8		1/26/2022	350	12/20/2026	8.00%		2.00%		-	350		-	Modification	e
9		2/11/2022	250	12/20/2026	0.00%		7.00%		-	13		-	Modification	f
10		3/11/2022	300	12/20/2026	0.00%		7.00%		-	15		-	Modification	f
11		3/25/2022	500	12/20/2026	0.00%		7.00%		-	25		-	Modification	f
12		4/15/2022	450	12/20/2026	0.00%		7.00%		-	23		-	Modification	f
13		5/10/2022	500	12/20/2026	0.00%		7.00%		35	25		-	Modification	f
14		6/10/2022	350	12/20/2026	0.00%		7.00%		-	18		-	Modification	f
15		7/8/2022	350	12/20/2026	0.00%		7.00%		-	18		-	Modification	f
			3,050						35	487		-

16		2/10/2023	1,500	12/20/2026	0.00%		7.00%		-	75		-	Modification	f
17	h	4/20/2023	26,316	12/20/2026	15.00%		0.00%		35	708		21,401,993	Extinguishment	g
19		7/28/2023	2,000	12/31/2024	0.00%		7.00%		-	100		-	Modification
			29,816						35	883		21,401,993

20		6/30/2024	-	12/20/2026	15.00%		0.00%		35	672		-	Modification
21	h	12/26/2024	1,861	12/20/2026	15.00%		0.00%		-	-		5,001,991	Modification	g
			1,861						35	672		5,001,991
			$39,852						$175	$5,255		39,053,984

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
c)
New rates in effect in connection with Amendment 22.
d)
New rates in effect in connection with Amendment 22.
e)
Second Out Loans.
f)
First Out Loans.
g)
Third Out Loans.
h)
There was no impact on principal or interest and no fees incurred by the Company as a result of Amendment 18 and Amendment 22, thus they are not included in the above table.

Our debt financing arrangements, including long-term debt, expose us to counterparty credit risk as they are solely with a single related party lender. We manage this risk by closely monitoring the related party's financial stability and ensuring it maintains a strong credit rating. No other financial institutions are involved in our debt obligations. As of March 31, 2025 and December 31, 2024, the carrying value of the Centre Lane Senior Secured Credit Facility was $77.8 million and $74.9 million, respectively, net of unamortized debt discount of $3.3 million and $4.0 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

During the three months ended March 31, 2025 and 2024, the Company recorded amortization of debt discount of $633,000 and $615,000, respectively, on the Centre Lane Senior Secured Credit Facility.

Interest expense for the three months ended March 31, 2025 and 2024, consisted of the following:

	Three Months Ended
	March 31, 2025	March 31, 2024
(in thousands)
Interest expense	$2,387	$2,376
Amortization	633	615
Total interest expense	$3,020	$2,991

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

The outstanding principal and interest of the Convertible Notes were due and payable in November 2023, and on July 1, 2024, the Company repaid the outstanding principal of $80,000 and outstanding interest of $43,000 on the Convertible Notes due to its former Chairman of the Board.

NOTE 12 – LEASES

The Company accounts for its operating lease under FASB ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize on the balance sheet at lease commencement, the lease assets and the related lease liabilities for the rights and obligations created by operating and finance leases with lease terms of more than 12 months.

Operating Lease

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement. An addendum to the lease dated June 14, 2022, set a lease renewal term of five years beginning upon completion of improvements to the office space by the landlord, which were completed on September 12, 2022. The annual base rent as of the beginning of this renewal term is approximately $143,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the lease for one additional five-year term.

At March 31, 2025 and December 31, 2024, the operating lease right-of-use asset was $235,000 and $253,000, respectively, and is included under assets on the consolidated balance sheets.

At March 31, 2025 and December 31, 2024, the operating lease right-of-use liability was $234,000 and $252,000, respectively, including the current portion of $83,000 and $79,000, respectively, and is included under liabilities on the consolidated balance sheets.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $45,000 and $40,000 for the three months ended March 31, 2025 and 2024, respectively.

The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and are recognized in rent expense when incurred and not included in the measurement of the lease liability.

Operating Lease Subleases

On April 14, 2024 and July 1, 2024, the Company entered into two sublease agreements for its Boca Raton corporate office suites. The subleases will continue for the remaining term on the initial lease agreement of three years with no option to extend. The aggregate minimum annual rental income under the subleases is approximately $137,000 with 3% escalations per annum. The Company retained the ability to use the address as its corporate office.

At March 31, 2025 and December 31, 2024, the operating lease subleases right-of-use liability was $12,000, and is included as an offset to right-of-use assets within other non-current liabilities on the consolidated balance sheet.

Operating lease sublease income was approximately $34,000 for the three months ended March 31, 2025. There was no sublease income for the same period of 2024.

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

At March 31, 2025 and December 31, 2024, finance lease asset was $37,000 and $42,000, respectively, and is included under assets on the consolidated balance sheets.

At March 31, 2025 and December 31, 2024, finance lease liability was $37,000 and $42,000, respectively, including the current portion of $23,000 and $22,000, respectively, and is included under liabilities on the consolidated balance sheets.

Finance lease expense for the three months ended March 31, 2025 was $7,200, inclusive of interest of $2,100 and amortization of $5,100. Finance lease expense for the three months ended March 31, 2024 was $7,000, inclusive of interest of $3,000 and amortization of $4,000.

As of March 31, 2025 and December 31, 2024, the asset and lease liability for the operating and finance lease are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
(in thousands)
Assets:
Total operating lease right-of-use asset	$235	$253
Total finance lease asset (1)	$37	$42

Liabilities:
Operating lease liability, current	$83	$79
Operating sublease liability, net of current portion	12	12
Operating lease liability, net of current portion	151	173
Total operating lease liability	$246	$264

Finance lease liability, current	$23	$22
Finance lease liability, net of current portion	14	20
Total finance lease liability	$37	$42

Weighted-average remaining lease term (in years):
Operating lease	2.50	2.75
Finance lease	1.50	1.75

Weighted-average discount rate:
Operating lease	14.39%	14.39%
Finance lease	21.12%	21.12%

(1) - Finance lease represents computer software, see Note 5, Property and Equipment, Net, to the Company's consolidated financial statements.

NOTE 13 – REVENUE RECOGNITION

The following table represents our revenue disaggregated by type:

	Three Months Ended
	March 31, 2025	March 31, 2024
(in thousands)
Revenue:
Digital publishing	$583	$434
Advertising technology	4,232	2,625
Consumer insights	7,039	6,690
Creative services	1,495	2,058
Media services	841	641
Total revenue	$14,190	$12,448

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Geographic Information

Revenue by geography is based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% of total revenue for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, and December 31, 2024, approximately 100% of our long-lived assets, including websites and other intangible assets used in revenue generation, were attributable to operations in the United States.

Deferred Revenue

The movement in deferred revenue during the three months ended March 31, 2025 and the year ended December 31, 2024 comprised the following:

	March 31, 2025	December 31, 2024
(in thousands)
Deferred revenue at the start of the period	$2,883	$4,569
Amounts invoiced during the period	17,685	40,529
Less: revenue recognized during the period	(14,190)	(42,215)
Deferred revenue at the end of the period	$6,378	$2,883

NOTE 14 – STOCK-BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board of Directors adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of March 31, 2025, 11,923,017 shares were remaining under the Stock Option Plan for future issuance.

Options

As of March 31, 2025, options to purchase 10,576,983 shares of common stock were outstanding, in the aggregate, under the Company's 2013 Stock Option Plan, 2015 Stock Option Plan, 2019 Stock Option Plan, and the Stock Option Plan at a weighted-average exercise price of $0.10 per share. No further grants can be made under any of the Company's stock option plans other than the Stock Option Plan.

Compensation expense recorded in connection with the Stock Option Plan was $37,000 and $65,000 for the three months ended March 31, 2025 and 2024, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The following table presents the activity of the Company’s outstanding common stock options for the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Common stock options:
Balance outstanding at December 31, 2024	10,459,033	$0.10	8.0	$79
Granted	400,000	$0.04	-	$-
Exercised	(50,400)	$-	-	$-
Forfeited	(211,650)	$0.08	-	$-
Expired	(20,000)	$0.75	-	$-
Balance outstanding at March 31, 2025	10,576,983	$0.10	7.8	$63
Exercisable at March 31, 2025	4,217,014	$0.15	7.1	$36
Unvested at March 31, 2025	6,359,969	$0.07	8.2	$28

During the three months ended March 31, 2025, 400,000 options were issued. No options were issued during the three months ended March 31, 2024.

As of March 31, 2025, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $192,000 to be recognized through July 2027.

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

The following table provides the weighted-average assumptions used in determining the fair value of the stock option awards for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024

Expected life (years)	5.50 yrs	0 yrs
Expected volatility	449%	0.00%
Risk-free interest rate	4.40%	0.00%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on an average of similar public company's historical volatility, as the Company's common stock is quoted in the over-the-counter market on the OTCQB Tier of the OTC Markets, Inc. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant.

Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased. The Company has elected to account for forfeitures as they occur.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Fair Value Considerations

Financial instruments recognized in the consolidated balance sheets consist of cash, cash equivalents, restricted cash, accounts receivable, other liabilities and accounts payable. The Company believes that the carrying value of its current financial instruments approximates their fair value due to the short-term nature of these instruments. The carrying value of the Centre Lane Senior Secured Credit Facility approximates the fair value due to their nature and level of risk.

Assets Measured at Fair Value on a Non-recurring Basis

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include goodwill and intangible assets, net.

The below table shows the quantitative information for assets measured at fair value on a non-recurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Rate (Weighted-Average Cost of Capital)
(in thousands)
Goodwill	$7,785	Discounted cash flow	Discount rate	19.84%
Intangible assets, net	$12,831	Discounted cash flow	Discount rate	19.84%

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

During the year ended December 31, 2024, an impairment assessment was performed on goodwill for the Ad Network, Owned & Operating and Insights reporting units. The assessment used a qualitative assessment, including consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our qualitative assessment concluded that it was more likely than not that the estimated fair value of the Ad Network, Owned & Operating and Insights reporting units exceeds its carrying amount. Since the assets are considered recoverable, no impairment charge was recognized for the year ended December 31, 2024.

There was no triggering event or impairment for the three months ended March 31, 2025.

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

The Company utilizes a third-party valuation company to calculate the present value of the cash flows under the terms of each new amendment and determines if it was substantially different by at least 10% from the present value of the remaining cash flow of the original debt instrument. Amendment Twenty-Two was considered a modification. For further information on modifications and extinguishments, see the amendments table within Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending acquisition of Big Village Insights, Inc. and Big Village Agency, LLC (together, the "Big Village Acquisition"). Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. On November 27, 2024, the District Court entered a judgment in favor of Ladenburg and against the Company granting damages of $1.7 million to Ladenburg. On December 26, 2024, the Company filed a motion with the District Court requesting that the District Court reconsider its judgment. This motion was denied on January 30, 2025. On February 27, 2025, the Company appealed to the United States Court of Appeals for the Eleventh Circuit. The Company's appeal is presently ongoing. The outcome of this matter is not determinable as of the date of issuance of these consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Other Litigation

Other litigation is defined as smaller claims or litigation that are neither individually nor collectively material. It does not include lawsuits that relate to collections.

The Company is party to various other legal proceedings that arise in the ordinary course of business, separate from normal course accounts receivable collections matters. Due to the inherent difficulty of predicting the outcome of these other legal proceedings, the Company cannot predict the eventual outcome of these matters, and it is reasonably possible that some of them could be resolved unfavorably to the Company. As a result, it is possible that the Company’s results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies. The outcome is not determinable as of the issuance of these consolidated financial statements.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Other designations, rights and preferences of each series of preferred stock are identical, including:

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

There were no shares of preferred stock issued or outstanding at March 31, 2025, and December 31, 2024.

At March 31, 2025 and December 31, 2024, there was an accrued unpaid preference dividend of $691,000. This amount is payable to the Company's former Chairman, Mr. Kip Speyer, and is included under other current liabilities in the consolidated balance sheets.

Common Stock

Shares of Common Stock under the Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of March 31, 2025, 11,923,017 shares were remaining under the 2022 Stock Option Plan for future issuance.

Issue of Common Stock

During the three months ended March 31, 2025, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended
	March 31, 2025
	Shares (#)	Value

Common stock issued for options exercised	50,400	$2
Shares of common stock issued, net	50,400	$2

During the three months ended March 31, 2024, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended
	March 31, 2024
	Shares (#)	Value

Common stock issued for services rendered	279,452	$16
Shares of common stock issued, net	279,452	$16

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Treasury Stock

During the three months ended March 31, 2025, one shareholder relinquished 200,000 shares of the Company's common stock, which were acquired by the Company at no cost to the Company. During the three months ended March 31, 2024, one shareholder relinquished 525,000 shares of the Company's common stock, which were acquired by the Company at no cost to the Company. A total of 1,550,175 shares of the Company's common stock, with a value of $220,000, are being held as Treasury Stock by the Company.

Warrants

At March 31, 2025 and December 31, 2024, we had 5,456,200 and 10,573,700 common stock warrants outstanding to purchase shares of our common stock, respectively, with exercise prices ranging between $0.65 and $1.00 per share. Of the 5,456,200 common stock warrants outstanding at March 31, 2025, 5,281,200 will expire in 2025, and 175,000 will expire in 2030.

Approximately 5,117,500 common stock warrants expired during the three months ended March 31, 2025, and 913,750 common stock warrants expired during the three months ended March 31, 2024.

A summary of the Company’s warrants outstanding as of March 31, 2025 and December 31, 2024, is presented below.

March 31, 2025
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised)
$0.65	-	$-
$0.75	5,281,200	$3,961
$1.00	175,000	$175
	5,456,200	$4,136

December 31, 2024
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised)
$0.65	-	$-
$0.75	10,398,700	$7,799
$1.00	175,000	$175
	10,573,700	$7,974

NOTE 18 – LOSS PER SHARE

As of March 31, 2025 and 2024, there were 177,515,227 and 172,382,586 shares of common stock issued, respectively, and 175,965,052 and 171,032,411 shares of common stock outstanding, respectively. Outstanding shares as of March 31, 2025 and 2024, have been adjusted to reflect 1,550,175 and 1,350,175 treasury shares, respectively.

Basic net loss per share is computed by dividing the net earnings attributable to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted loss per share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Conversion or exercise of the potential common shares is not reflected in diluted earnings per share unless the effect is dilutive. The dilutive effect, if any, of outstanding common share equivalents is reflected in diluted earnings per share by application of the treasury stock method, and if-converted method, as applicable.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The following tables reconcile actual basic and diluted earnings per share for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
(in thousands, except per share data)
Numerator:
Net loss	$(3,231)	$(4,766)
Denominator:
Weighted-average common shares outstanding:
Basic	175,974,990	171,231,775
Diluted	175,974,990	171,231,775
Net loss per common share
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months ended March 31, 2025 and 2024 were as follows:

	March 31, 2025	March 31, 2024
Shares unvested and subject to exercise of stock options	10,576,983	10,477,110
Shares subject to exercise of warrants	5,456,200	20,448,316

NOTE 19 – RELATED PARTIES

Centre Lane Partners

Centre Lane Partners has provided, and continues to provide, funding to assist the Company with its liquidity needs through the Centre Lane Senior Secured Credit Facility.

In connection with the Seventeenth Amendment, on April 20, 2023, the Company issued 21,401,993 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. In connection with the Twenty-First Amendment, on December 26, 2024, the Company issued an additional 5,001,991 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners.

BV Agency, LLC, and Centre Lane Partners own approximately 15.0% and 8.6% of the Company’s outstanding common stock, respectively.

SEC rules define a related party as including (i) any director or executive officer of the Company, or any immediate family member thereof, (ii) any director nominee, or any immediate family member thereof, and (iii) a 5% or greater shareholder of the Company, or any immediate family member thereof. As a result, BV Agency, LLC, and Centre Lane Partners together are considered to be related parties of the Company. Through March 31, 2025, the Company has entered into 22 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $81.1 million and $78.8 million as of March 31, 2025 and December 31, 2024, respectively. See Note 10, Centre Lane Senior Secured Credit Facility, to the Company’s consolidated financial statements for details on this facility.

Preferred Stock

At March 31, 2025 and December 31, 2024, there was an accrued unpaid preference dividend of $691,000. This amount is payable to the Company's former Chairman, Mr. Kip Speyer.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 20 – INCOME TAXES

The Company recorded a tax provision of $0 for the three months ended March 31, 2025 and 2024, due in large part to its expected tax losses for the period and maintained a full valuation allowance against its net deferred tax assets.

At March 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three months ended March 31, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and in the section "Cautionary Statement Regarding Forward-Looking Information", those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and those discussed in any subsequent filing we make with the SEC.

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

Media Services

Our media services division focuses on advertisers and agencies by providing access to premium inventory, and leveraging data to optimize programmatic campaigns. Our aim is to empower clients to access the most sought-after advertising spaces across diverse platforms tailored to their specific needs and preferences. Our data-driven approach ensures that ad placements are not only well-targeted, but also continuously optimized for maximum efficiency and return on investment. Our commitment to combining premium inventory access with data-driven programmatic campaign optimization makes us an indispensable partner in the success of our clients' advertising and marketing endeavors.

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

Seasonal Fluctuations. Typically advertising technology companies report a material portion of their revenues during the third and fourth calendar quarters as a result of back-to-school and holiday-related advertising spend. We continue to experience this trend in our advertising technology division. Because of seasonal fluctuations, there can be no assurance that the results of any quarter or full year will be indicative of results for future years or quarters.

Limited Number of Customers. During the three months ended March 31, 2025 and 2024, one customer represented 15.4% and 14.9% of revenue, respectively. The loss of this customer could have a material adverse impact on our results of operations in future periods.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
(in thousands)
Revenue	$14,190	$12,448
Cost of revenue	9,918	9,311
Gross margin	4,272	3,137
General and administrative expenses	4,524	5,244
Financing and other expense, net	2,979	2,659
Net loss	$(3,231)	$(4,766)

Adjusted EBITDA (loss) (1)	$816	$(1,113)

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
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

Revenue increased $1.7 million, or 14%, for the three months ended March 31, 2025, compared to the same period in 2024. See below for a detailed analysis of revenue for the three months ended March 31, 2025, and 2024.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers, and sales commission.

Cost of revenue increased approximately $607,000, or 7%, for the three months ended March 31, 2025 compared to the same period in 2024. See below for a detailed analysis of cost of revenue for the three months ended March 31, 2025, and 2024.

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

General and administrative expenses decreased approximately $720,000, or 14%, for the three months ended March 31, 2025 compared to the same period in 2024. See below for a detailed analysis of general and administrative expenses for the three months ended March 31, 2025 and 2024.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net loss for the quarter ended March 31, 2025 was $3.2 million as compared to a net loss of $4.8 million for the same period in 2024. The following is our analysis for the period:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
(in thousands)
Revenue	$14,190	$12,448	$1,742	14%
Cost of revenue	9,918	9,311	607	7%
Gross margin	4,272	3,137	1,135	36%
General and administrative expenses	4,524	5,244	(720)	(14)%
Loss from operations	(252)	(2,107)	1,855	(88)%
Financing and other expense, net	(2,979)	(2,659)	(320)	12%
Net loss	$(3,231)	$(4,766)	$1,535	(32)%

Gross margin percentage	30%	25%		5%

Revenue

Our revenue increased $1.7 million, or 14%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase in revenue was largely attributable to our advertising technology division. The Company focuses on digital publishing, advertising technology, consumer insights, creative services, and media services. Changes in revenue generated by each such division are set forth below:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
(in thousands)
Digital publishing	$583	$434	$149	34%
Advertising technology	4,232	2,625	1,607	61%
Consumer insights	7,039	6,690	349	5%
Creative services	1,495	2,058	(563)	(27)%
Media services	841	641	200	31%
	$14,190	$12,448	$1,742	14%

Digital Publishing

Digital publishing revenue increased by $149,000, or 34%, for the three months ended March 31, 2025, compared to the same period in 2024. Approximately $583,000, or 4%, of the Company’s revenue for the three months ended March 31, 2025, was generated from our digital publishing customers, compared to $434,000, or 3%, for the same period in 2024. This increase reflects a one-time payment that is non-recurring in nature, and which we received on account of a contract that has ended.

Advertising Technology

Advertising technology revenue increased by $1.6 million, or 61%, for the three months ended March 31, 2025, compared to the same period in 2024. Approximately $4.2 million, or 30%, of the Company’s revenue for the three months ended March 31, 2025, was generated from our advertising technology customers compared to $2.6 million, or 21%, for the same period in 2024. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn has allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue increased by $349,000, or 5%, for the three months ended March 31, 2025, compared to the same period in 2024. Approximately $7.0 million, or 49%, of the Company’s revenue for the three months ended March 31, 2025 was generated from our consumer insights customers compared to $6.7 million, or 54%, for the same period in 2024.

Creative Services

Creative services revenue decreased by $563,000, or 27%, for the three months ended March 31, 2025, compared to the same period in 2024. Approximately $1.5 million, or 11%, of the Company’s revenue for the three months ended March 31, 2025, was generated from our creative services customers compared to $2.1 million, or 17% for the same period in 2024. This decrease was primarily related to a decrease in the number of projects for smaller tier revenue customers.

Media Services

Media services revenue increased by $200,000, or 31%, for the three months ended March 31, 2025, compared to the same period in 2024. Approximately $841,000, or 6%, of the Company’s revenue for the three months ended March 31, 2025, was generated from our media services customers compared to $641,000, or 5%, for the same period in 2024. This increase was primarily related to the timing of customer needs and the moving of certain projects from year-end 2024 to the first quarter of 2025.

Cost of Revenue

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
(in thousands)
Direct salaries and labor costs	$1,813	$1,930	$(117)	(6)%
Direct project costs	3,634	3,149	485	15%
Non-direct project costs	999	2,088	(1,089)	(52)%
Publisher costs	3,025	1,798	1,227	68%
Content creation	179	193	(14)	(7)%
Sales commissions	259	101	158	156%
Other	9	52	(43)	-83%
	$9,918	$9,311	$607	7%

Cost of revenue increased $607,000, or 7%, for the three months ended March 31, 2025, compared to the same period for 2024. This increase is due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost decreased $117,000, or 6%, for the three months ended March 31, 2025, when compared to the same period in 2024. Approximately $1.8 million, or 18%, of the Company's cost of revenue for the three months ended March 31, 2025, was a result of direct salaries and labor cost compared to $1.9 million, or 21% for the same period in 2024. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative services, and media services divisions.

Direct Project Cost

Direct project cost increased $485,000, or 15%, for the three months ended March 31, 2025 when compared to the same period in 2024. Approximately $3.6 million, or 37%, of the Company's cost of revenue for the three months ended March 31, 2025, was a result of direct project cost compared to $3.1 million, or 34%, during the same period in 2024. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative services, and media services divisions.

Non-Direct Project Cost

Non-direct cost was $1.0 million, or 10%, of the Company's cost of revenue for the three months ended March 31, 2025, compared to $2.1 million, or 22%, for the same period in 2024. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights, creative services, and media services divisions. The decrease in non-direct project costs is related to the decrease in revenue from our creative services division.

Publisher Cost

Publisher cost was $3.0 million, which represents 31% of overall cost of revenue, and $1.8 million, or 19%, of overall cost of revenue, for the three months ended March 31, 2025 and 2024, respectively. We experienced an increase of $1.2 million, or 68%, for the three months ended March 31, 2025, compared to the same period in 2024. This increase is consistent with the increase noted in revenue for our advertising technology division. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was $4.3 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively. Our gross margin increased $1.1 million, or 36%, for the three months ended March 31, 2025, when compared to the same period of 2024. Gross margin as a percentage of revenue increased to 30% for the three months ended March 31, 2025 compared to 25% for the same period of 2024.

General and Administrative Expenses

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
(in thousands)
Personnel costs	$1,828	$2,492	$(664)	(27)%
Legal fees	453	280	173	62%
Professional fees	764	845	(81)	(10)%
Insurance	131	203	(72)	(35)%
Depreciation	13	40	(27)	(68)%
Amortization	485	481	4	1%
Website expenses	329	297	32	11%
Data processing	304	414	(110)	(27)%
Other	217	192	25	13%
	$4,524	$5,244	$(720)	(14)%

Gross margin as a percentage of general and administrative expense	94%	60%		35%

General and administrative expenses decreased by $720,000, or 14%, for the three months ended March 31, 2025, compared to the same period in 2024. The decrease is due to a combination of factors as discussed below.

Personnel Cost

Personnel cost decreased by approximately $664,000, or 27%, for the three months ended March 31, 2025, compared to the same period in 2024. This change is mainly driven by a decrease in the Company's head count by a net change of 51 employees. The Company employee's headcount was 116 and 167 at March 31, 2025 and 2024, respectively.

Legal Fees

Legal fees increased by $173,000, or 62%, for the three months ended March 31, 2025, compared to the same period in 2024. This increase is due largely to payments made as part of the ongoing litigation with Ladenburg. For a full description of litigation matters, see Note 16, Commitments and Contingencies, to the consolidated financial statements.

Data Processing

Data processing decreased by $110,000, or 27%, for the three months ended March 31, 2025, compared to the same period in 2024. This reduction is due largely to the reclassification of certain components of data processing costs from data processing to website expenses.

Financing Expense (Income)

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
(in thousands)
Interest expense	$3,026	$3,004	$22	1%
Other expense (income)	(47)	(345)	298	(86)%
Total financing and other expense, net	$2,979	$2,659	$320	12%

Financing and other expense, net increased by $320,000, or 12%, for the three months ended March 31, 2025, compared to the same period in 2024.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
(in thousands)
Net loss before tax	$(3,231)	$(4,766)
Depreciation expense	13	40
Amortization of intangibles	485	481
Amortization of debt discount	633	615
Other interest expense	6	11
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes	2,387	2,378
EBITDA	293	(1,241)
Stock compensation expense	37	65
Non-recurring professional fees	241	-
Non-recurring legal fees	245	55
Non-recurring severance expense	-	8
Adjusted EBITDA (loss)	$816	$(1,113)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities, and net working capital (deficit) as of March 31, 2025, as compared to December 31, 2024.

	March 31, 2025	December 31, 2024
(in thousands)
Total current assets	$19,620	$20,299
Total current liabilities	34,444	33,780
Net working capital (deficit)	$(14,824)	$(13,481)

As of March 31, 2025, we had a cash balance of $2.2 million and a restricted cash balance of $1.9 million compared with a cash balance of $2.5 million and a restricted cash balance of $1.9 million as of December 31, 2024. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See –“Going Concern.”

Going Concern

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $170.1 million as of March 31, 2025. Cash flows (used in) provided by operating activities were $(350,000) and $920,000 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had a working capital deficit of approximately $14.8 million, inclusive of $2.2 million in cash and cash equivalents and $1.9 million in restricted cash.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, is not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial obligations and continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $5.6 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Facility, or raising equity capital. The ability to access the capital markets depends, in part, upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, and reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

The accompanying unaudited consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Financing Arrangement Summary

Centre Lane Senior Secured Credit Facility

On June 5, 2020, the Company and its subsidiaries entered into to the Amended and Restated Senior Secured Credit Facility between themselves, the lenders party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (“Centre Lane Partners”), as amended (the “Credit Agreement”). The Credit Agreement has been amended numerous times to change the terms, including the amounts outstanding, the interest rate, the maturity date and other payment terms.

As of March 31, 2025, Centre Lane Partners has loaned the Company $38.9 million through Amendments One through Eight (the "Second Out Loans"), Amendments Nine through Sixteen (the "First Out Loans"), and Amendments Seventeen, Twenty-One, and Twenty-Two (the "Third Out Loans").

Effective March 31, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Second Amendment to the Credit Agreement, pursuant to which the following adjustments were made to the outstanding loans as follows:

•
Extending the maturity date of the First Out Loans (which no longer include the Seventeenth Amendment Term Loans and the Twenty-First Amendment Term Loans), Second Out Loans (formerly defined as the Last Out Loans), and Third Out Loans (comprised of the Seventeenth Amendment Term Loans and the Twenty-First Amendment Term Loans) from April 20, 2026 to December 20, 2026;
•
Changing the Second Out Loans PIK rate to the Term Secured Overnight Financing Rate (“SOFR”) plus 3% and the Second Out loans cash interest rate to 2%;
•
Changing the First Out Loans cash interest rate to the Term SOFR plus 2%;
•
Changing the Third Out Loans PIK rate to 15%;
•
Adjusting the amortization of the Second Out Loans such that quarterly installments of 1% of the aggregate principal amount (after giving effect to capitalized PIK interest) are paid for each quarter in 2025, and quarterly installments of 2% of the aggregate principal amount (after giving effect to capitalized PIK interest) are paid thereafter until maturity; and
•
Adjusting the amortization of the First Out Loans such that an installment of $700,000 is paid on March 31, 2025, and quarterly installments of $575,000 are paid thereafter until maturity.

The outstanding principal owed to Centre Lane Partners was $81.1 million and $78.8 million as of March 31, 2025 and December 31, 2024, respectively. Of the amount outstanding at March 31, 2025, approximately $5.3 million is due by March 31, 2026. The balance of $75.8 million is due in December 2026.

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during the three months ended March 31, 2025 and 2024:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Cash flow (used in) provided by operating activities	$(350)	$920
Cash flow used in investing activities	(10)	(2)
Cash flow used in financing activities	(4)	(4)
Net increase in cash and cash equivalents, net of impact of exchange rates	$(365)	$920

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the three months ended March 31, 2025, cash used in operating activities was $350,000. The primary factors affecting our operating cash flows during the period were our net loss of $3.2 million, adjusted for non-cash charges of $485,000 for amortization of intangible assets, $633,000 of amortization of debt discount, $2.3 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, $37,000 for stock compensation expense, and a $585,000 net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $3.9 million decrease in accounts payable and a $543,000 decrease in other liabilities, partially offset by a $3.5 million increase in deferred revenue and a $762,000 decrease in accounts receivable.

For the three months ended March 31, 2024, cash flow provided by operating activities was $920,000. The primary factors affecting our operating cash flows during the period were our net loss of $4.8 million, adjusted for non-cash charges of $481,000 for amortization of intangible assets, $615,000 of amortization of debt discount, $2.2 million in interest paid-in-kind on the Centre Lane Senior Secured Credit Facility, $65,000 for stock option compensation expense, and a $2.3 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.2 million decrease in accounts receivables partially offset by a $1.7 million decrease in accounts payable and accrued expenses, an increase in prepaid expenses and other current assets of $123,000, a $138,000 increase in interest payable on the Centre Lane Senior Secured Credit Facility, and a $1.7 million increase in deferred revenue.

Investing Activities

Cash used in investing activities of $10,000 and $2,000 for the three months ended March 31, 2025 and 2024, respectively, was attributable to the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2025 and 2024, the Company used cash of $4,000 in financing activities, which is attributable to principal payments on finance lease obligations.

Contractual Obligations and Commitments

There were no other material changes in our contractual obligations and commitments from those disclosed above in Note 10, Centre Lane Senior Secured Credit Facility, and Note 12, Leases, to the consolidated financial statements, and in the Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

Significant estimates included in the accompanying consolidated financial statements include, valuation of goodwill and intangible assets, allowance for current expected credit losses, the determination of the relative selling prices of our services, percentage of completion for revenue recognition, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, discount rates used in the valuation of right-of-use assets and lease liabilities, litigation reserves, the valuation of equity-based transactions, the valuation of the Center Lane Senior Secured Facility to determine whether a debt modification or extinguishment has occurred, and the valuation allowance on deferred tax assets.

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. For further information on all of our significant accounting policies, see the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of and for the period ended March 31, 2025, our disclosure controls and procedures were effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Notwithstanding the significant deficiencies described below, based on the Company's continued improvements in its accounting staff and processes described above, the Company's Chief Executive Officer and Chief Financial Officer evaluated our internal controls and concluded that as of and for the quarter ended March 31, 2025, they were effective, and that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition and results of operations as of and for the quarter ended March 31, 2025.

Outlined below are the significant deficiencies identified by management, along with the remedial actions planned.

Significant Deficiency

A significant deficiency or a combination of deficiencies in internal control over financial reporting is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. The presence of such a deficiency does not mean that a material misstatement has occurred, but it indicates the possibility of such an occurrence in the future.

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
•
In the year ended December 31, 2024, the accounting and finance department improved with the hiring of an experienced operational Controller and Accounting Manager as well as the VP of Finance. These positions complement and collaborate with the existing SEC Reporting Manager. We believe this will strengthen our department as we work towards strong internal controls and provide guidance beyond the finance functions for those we rely on to provide information to support our financial reporting process.

We will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary.

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of developments to legal proceedings during the three months ended March 31, 2025, see “Litigation” under Note 16, Commitments and Contingencies, to our consolidated financial statements.

Item 1A. Risk Factors.

For the quarter ended March 31, 2025, one customer represented 22.4% of our total accounts receivable balance and another customer represented 10.2% of that balance. Inability to collect these amounts could have a material adverse impact on our operations.

Beyond this, there have been no other material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

10.1	Twenty-Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 31, 2025				X

10.2	Annex A to the Credit Agreement, dated March 31, 2025				X

10.3	Amendment to Employment Agreement dated January 1, 2025 by and between the Company and Ethan Rudin				X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1*	Certification of the Principal Executive Officer pursuant to Section 1350				X

32.2*	Certification of the Principal Financial Officer pursuant to Section 1350				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X

104.	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

BRIGHT MOUNTAIN MEDIA, INC.

May 12, 2025	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Interim Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Ethan Rudin
Ethan Rudin,
Chief Financial Officer
(Principal Financial and Accounting Officer)