Form 10-Q
period 2025-06-30
Bright Mountain Media, Inc.
filed 2025-08-07
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025 there were 175,965,052 shares of the registrant's common stock outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “us," “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2025” refers to the three and six months ended June 30, 2025, “second quarter of 2024” refers to the three and six months ended June 30, 2024, and “2024” refers to the year ended December 31, 2024. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share figures)

	June 30, 2025	December 31, 2024 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,678	$2,546
Restricted cash	1,861	1,861
Accounts receivable, net	14,050	15,033
Prepaid expenses and other current assets	1,222	859
Total current assets	18,811	20,299
Property and equipment, net	90	69
Intangible assets, net	12,436	13,406
Goodwill	7,785	7,785
Operating lease right-of-use assets	215	253
Other long-term assets	159	158
Total assets	$39,496	$41,970

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$22,311	$22,667
Other current liabilities	2,522	4,401
Interest payable - Centre Lane senior secured credit facility - related party	-	21
Deferred revenue	6,594	2,883
Note payable - Centre Lane senior secured credit facility - related party (current)	4,673	3,808
Total current liabilities	36,100	33,780
Other long-term liabilities	91	169
Note payable - Centre Lane senior secured credit facility - related party (long-term)	73,781	71,043
Finance lease liabilities	7	20
Operating lease liabilities	140	185
Total liabilities	110,119	105,197

Stockholders' deficit:
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.01, 324,000,000 shares authorized, 177,515,227 and 177,464,827 issued, and 175,965,052 and 176,114,652 outstanding at June 30, 2025 and December 31, 2024, respectively	1,776	1,775
Treasury stock at cost, 1,550,175 and 1,350,175 shares at June 30, 2025 and December 31, 2024, respectively	(220)	(220)
Additional paid-in capital	101,870	101,798
Accumulated deficit	(174,169)	(166,857)
Accumulated other comprehensive income	120	277
Total stockholders' deficit	$(70,623)	$(63,227)
Total liabilities and stockholders' deficit	$39,496	$41,970

* Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share figures)

	Three Months Ended		Six Months Ended

	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$15,408	$13,003	$29,598	$25,450
Cost of revenue	12,371	9,581	22,289	18,892
Gross margin	3,037	3,422	7,309	6,558
General and administrative expenses	4,021	5,310	8,545	10,552
Loss from operations	(984)	(1,888)	(1,236)	(3,994)

Financing and other expense:
Other income	44	53	91	397
Interest expense - Centre Lane senior secured credit facility - related party	(3,135)	(3,360)	(6,155)	(6,352)
Interest expense - 10% convertible promissory notes - related party	-	(2)	-	(4)
Other interest expense	(6)	(11)	(12)	(21)
Total financing and other expense, net	(3,097)	(3,320)	(6,076)	(5,980)

Net loss before income tax	(4,081)	(5,208)	(7,312)	(9,974)
Income tax provision	-	-	-	-
Net loss	$(4,081)	$(5,208)	$(7,312)	$(9,974)

Foreign currency translation	(199)	38	(157)	72
Comprehensive loss	$(4,280)	$(5,170)	$(7,469)	$(9,902)

Net loss per common share:
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.06)

Weighted-average shares outstanding:
Basic	175,965,052	171,095,661	175,969,993	171,155,364
Diluted	175,965,052	171,095,661	175,969,993	171,155,364

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share figures)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2024 *	177,464,827	$1,775	(1,350,175)	$(220)	$101,798	$(166,857)	$277	$(63,227)

Net loss	-	-	-	-	-	(3,231)	-	(3,231)
Common stock issued for options exercised	50,400	1	-	-	1	-	-	2
Treasury stock	-	-	(200,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	37	-	-	37
Adjustment from foreign currency translation, net	-	-	-	-	-	-	42	42

Balance at March 31, 2025	177,515,227	$1,776	(1,550,175)	$(220)	$101,836	$(170,088)	$319	$(66,377)

Net loss	-	-	-	-	-	(4,081)	-	(4,081)
Stock-based compensation	-	-	-	-	34	-	-	34
Adjustment from foreign currency translation, net	-	-	-	-	-	-	(199)	(199)

Balance at June 30, 2025	177,515,227	$1,776	(1,550,175)	$(220)	$101,870	$(174,169)	$120	$(70,623)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2023 *	172,103,134	$1,721	(825,175)	$(220)	$101,405	$(149,833)	$262	$(46,665)

Net loss	-	-	-	-	-	(4,766)	-	(4,766)
Common stock issued for services rendered	279,452	3	-	-	13	-	-	16
Treasury stock	-	-	(525,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	65	-	-	65
Adjustment from foreign currency translation, net	-	-	-	-	-	-	34	34

Balance at March 31, 2024	172,382,586	$1,724	(1,350,175)	$(220)	$101,483	$(154,599)	$296	$(51,316)

Net loss	-	-	-	-	-	(5,208)	-	(5,208)
Common stock issued for services rendered	63,250	1	-	-	-		-	1
Stock-based compensation	-	-	-	-	70		-	70
Adjustment from foreign currency translation, net	-	-	-	-	-		38	38

Balance at June 30, 2024	172,445,836	$1,725	(1,350,175)	$(220)	$101,553	$(159,807)	$334	$(56,415)

*Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net loss	$(7,312)	$(9,974)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation expense	28	75
Interest paid-in-kind on Centre Lane senior secured credit facility - related party	4,455	4,522
Amortization of operating lease right-of-use assets	37	32
Amortization of debt discount	1,189	1,552
Amortization of intangible assets	970	962
Stock-based compensation	71	135
Common stock issued for services rendered	-	16
Provision for (recovery of) credit losses	79	(14)
Changes in operating assets and liabilities:
Accounts receivable	904	2,618
Prepaid expenses and other assets	(363)	(42)
Operating lease liabilities	(36)	(45)
Accounts payable and accrued expenses	(511)	(992)
Other liabilities	(1,967)	(613)
Interest payable - Centre Lane senior secured credit facility - related party	(21)	139
Interest payable - 10% convertible promissory notes - related party	-	4
Deferred revenue	3,711	1,240
Net cash provided by (used in) operating activities	1,234	(385)

Cash flows from investing activities:
Purchase of property and equipment	(49)	(14)
Capitalization of website development costs	-	(71)
Net cash used in investing activities	(49)	(85)

Cash flows from financing activities:
Proceeds from stock option exercises	1	1
Principal payments on finance lease liabilities	(10)	(8)
Repayment of principal on Centre Lane senior secured credit facility - related party	(2,042)	(879)
Net cash used in financing activities	(2,051)	(886)
Effect of foreign exchange rates on cash	(2)	8
Net decrease in cash, cash equivalents, and restricted cash	(868)	(1,348)
Cash, cash equivalents, and restricted cash at the beginning of the period	4,407	4,001
Cash, cash equivalents, and restricted cash at the end of the period	$3,539	$2,653

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,678	$2,653
Restricted cash	1,861	-
Total cash, cash equivalents, and restricted cash	$3,539	$2,653

Supplemental disclosure of cash flow information:
Cash paid for interest	532	139
Interest paid-in-kind on Centre Lane senior secured credit facility - related party	4,455	4,522

Supplemental disclosure of non-cash investing and financing activities:
Recognition of right-of-use assets and operating lease liabilities	-	446

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

June 30, 2025

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

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2024, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim consolidated financial statements should be read in conjunction with that report.

Going Concern and Liquidity

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $174.2 million as of June 30, 2025. Cash flows provided by (used in) operating activities were $1.2 million and $(385,000) for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had approximately a $17.3 million working capital deficit, inclusive of $1.7 million in cash and cash equivalents and $1.9 million in restricted cash.

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

June 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the United States, and other foreign countries in which the Company operates.

As of June 30, 2025 and December 31, 2024, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit in the amount of $1.4 million as of June 30, 2025, and $2.3 million as of December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Company did not exceed the insurance limit of $29,000 for its international bank accounts.

Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company's financial condition, results of operations, and cash flows.

At June 30, 2025, and December 31, 2024, the Company had $1.7 million and $2.5 million, respectively, in cash and cash equivalents.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash as a separate line item in the consolidated balance sheets. At June 30, 2025 and December 31, 2024, the Company had $1.9 million in restricted cash for both periods, which is designated specifically for settlement of a legal judgment. See Note 16, Commitments and Contingencies, to the unaudited consolidated financial statements.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2025 and December 31, 2024.

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

Significant estimates included in the accompanying consolidated financial statements include, valuation of goodwill and intangible assets, allowance for current expected credit losses, percentage of completion for revenue recognition, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, discount rates used in the valuation of right-of-use assets and lease liabilities, litigation reserves, the valuation of equity-based transactions, valuation of the Centre Lane Senior Secured Facility carrying value regarding debt modification or extinguishment, and the valuation allowance on deferred tax assets. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.

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

June 30, 2025

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

The following tables provide information about concentrations that exceed 10% of revenue and accounts receivable for the period:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue Concentration
Customers exceeding 10% of revenue	2	1	1	1
Percentage of revenue:
Customer 1	15.9%	13.6%	15.6%	14.2%
Customer 2	10.6%	*	*	*
Total percentage of revenue	26.5%	13.6%	15.6%	14.2%

* Represents a customer revenue balance less than the 10% threshold.

	June 30, 2025	December 31, 2024
Accounts Receivable Concentration
Customers exceeding 10% of accounts receivable	2	3
Percentage of accounts receivable:
Customer 1	17.1%	*
Customer 2	10.6%	13.5%
Customer 3	*	11.1%
Customer 4	*	10.4%
Total percentage of accounts receivable	27.7%	35.0%

* Represents a customer accounts receivable balance less than the 10% threshold.

Effective Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard was effective January 1, 2024 (early adoption was permitted, but not earlier than January 1, 2021). This standard did not have an impact on our consolidated financial statements for the period ended June 30, 2025.

For 2024 annual reporting, we adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This new standard requires an enhanced disclosure of significant segment expenses on an annual and interim basis, effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on our consolidated financial statements for the period ended June 30, 2025.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of ASU 2023-09 did not have a significant impact on our consolidated financial statements for the period ended June 30, 2025.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

	June 30, 2025	December 31, 2024
(in thousands)
Accounts receivable	$10,049	$12,460
Unbilled receivables (1)	4,195	2,698
	14,244	15,158
Less: allowance for current expected credit losses	(194)	(125)
Accounts receivable, net	$14,050	$15,033

(1) - Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoice to the customer.

Accounts receivable, net, at January 1, 2024 was $14.7 million.

Expected credit losses (recoveries) were approximately $68,000 and $23,000 for the three months ended June 30, 2025 and 2024, respectively, and $79,000 and $(14,000) for the six months ended June 30, 2025 and 2024, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	June 30, 2025	December 31, 2024
(in thousands)
Prepaid insurance (1)	$129	$358
Prepaid software	86	93
Deposits	159	158
Subscriptions	310	213
Other current assets (2)	697	195
Total prepaid costs and other assets	1,381	1,017
Less: other long-term assets	(159)	(158)
Prepaid expenses and other current assets	$1,222	$859

(1) - Includes approximately $94,000 and $291,000 which is being paid over a period of time and is included in accounts payable at June 30, 2025 and December 31, 2024, respectively.

(2) - Includes approximately $624,000 and $121,000 which is being paid over a period of time and is included in accounts payable at June 30, 2025 and December 31, 2024, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	Useful Life	June 30, 2025	December 31, 2024
(in thousands)
Computer equipment	3	$97	$76
Computer software	3	234	206
		331	282
Less: accumulated depreciation		(241)	(213)
Property and equipment, net		$90	$69

Depreciation and amortization expense for the three months ended June 30, 2025 and 2024, was $15,000 and $35,000, respectively, and $28,000 and $75,000 for the six months ended June 30, 2025 and 2024, respectively. The amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 6 – INTANGIBLE ASSETS, NET

Website acquisitions, net, consisted of the following:

	June 30, 2025	December 31, 2024
(in thousands)
Website acquisition assets	$1,125	$1,125
Add: website development costs	96	96
	1,221	1,221
Less: accumulated amortization	(1,137)	(1,127)
Website acquisition assets, net	$84	$94

Other intangible assets, net, consisted of the following:

		June 30, 2025			December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Trade name	2 - 10	$8,381	$(4,108)	$4,273	$8,381	$(3,795)	$4,586
IP/technology	10	5,821	(2,773)	3,048	5,821	(2,575)	3,246
Customer relationships	5 - 10	13,380	(8,349)	5,031	13,380	(7,900)	5,480
Non-compete agreements	3 - 5	402	(402)	-	402	(402)	-
Other intangible assets, net		$27,984	$(15,632)	$12,352	$27,984	$(14,672)	$13,312

	June 30, 2025	December 31, 2024
(in thousands)
Website	$84	$94
Other intangible assets	12,352	13,312
Intangible assets, net	$12,436	$13,406

Amortization expense for the three months ended June 30, 2025 and 2024 was approximately $485,000 and $481,000 respectively, and $970,000 and $962,000 for the six months ended June 30, 2025 and 2024, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

As of June 30, 2025, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows:

Remainder of 2025	$894
2026	1,788
2027	1,788
2028	1,788
2029	1,785
Thereafter	4,393
Total expected amortization expense	$12,436

NOTE 7 – GOODWILL

The following table represents the allocation of goodwill as of June 30, 2025, and December 31, 2024:

	Owned & Operated	Ad Network	Insights	Total
(in thousands)
December 31, 2024	$2,865	$4,013	$907	$7,785
Additions	-	-	-	-
Impairment	-	-	-	-
June 30, 2025	$2,865	$4,013	$907	$7,785

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

There was no triggering event or impairment for the six months ended June 30, 2025.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
(in thousands)
Accounts payable (1)	$14,173	$14,428
Accrued wages, commissions, and bonus	565	527
Publisher cost	1,810	2,811
Professional fees	583	1,138
Subcontractor	4,714	3,438
Other	466	325
Total accounts payable and accrued expenses	$22,311	$22,667

(1) - Accounts payable includes $5.4 million and $5.2 million at June 30, 2025 and December 31, 2024, respectively, for Slutzky & Winshman Ltd. and Mediahouse Inc., whose operations were terminated during the year ended December 31, 2023.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
(in thousands)
Current portion of long-term lease	$111	$101
Dividend payable	691	691
Project advance expense (1)	(316)	1,546
Litigation reserves	2,119	2,224
Other current liabilities	8	8
Total other liabilities	2,613	4,570
Less: other long-term liabilities	(91)	(169)
Other current liabilities	$2,522	$4,401

(1) - Represents amounts advanced by customers to cover third-party expenses specifically related to their project. These expenses are offset against the advance and are not part of the Company's statement of operations and comprehensive loss.

NOTE 10 – CENTRE LANE SENIOR SECURED CREDIT FACILITY

Effective June 1, 2020, the Company entered into a membership interest purchase agreement to acquire 100% of Wild Sky Media, which is now a subsidiary of the Company (the “Purchase Agreement”). To finance the acquisition, the Company obtained a first lien senior loan in the amount of $16.5 million, comprised of $15.0 million of initial indebtedness, repayment of Wild Sky's existing accounts receivable factoring facility of approximately $900,000, and approximately $500,000 of expenses, from, and entered into a secured credit facility with, Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”).

Additional Draws

As of June 30, 2025, Centre Lane Partners had loaned the Company an additional $39.9 million through Amendments One through Eight (the “Second Out Loans”), Amendments Nine through Sixteen and Nineteen (the “First Out Loans”), and Amendments Seventeen, Twenty-One, and Twenty-Two (the “Third Out Loans”) to provide liquidity to fund operations. The Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

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

In connection with the Twenty-First Amendment, and as consideration therefore, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 2.5% of the fully diluted pro forma ownership of the Company, or 5,001,991 shares of the common stock, to an affiliate of the Lenders. As of June 30, 2025, BV Agency, LLC, and Centre Lane Partners owned approximately 15.0% and 8.6% of the Company’s outstanding common stock, respectively.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Repayment of Loans

Effective March 31, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Second Amendment to the Credit Agreement, pursuant to which the following adjustments were made to the outstanding loans:

•
Extending the maturity date of the First Out Loans (which no longer include the Seventeenth Amendment Term Loans and the Twenty-First Amendment Term Loans), Second Out Loans (formerly defined as the "Last Out Loans"), and Third Out Loans (comprised of the Seventeenth Amendment Term Loans and the Twenty-First Amendment Term Loans) from April 20, 2026 to December 20, 2026;
•
Changing the Second Out Loans PIK rate to the Term Secured Overnight Financing Rate ("SOFR") plus 3% and the Second Out Loans cash interest rate to 2%. At June 30, 2025, the SOFR floor was 5.00% per annum, thus the overall PIK rate on these facilities was 8.00%;
•
Changing the First Out Loans cash interest rate to the Term SOFR plus 2%. The overall PIK rate on these facilities was 7.00% at June 30, 2025;
•
Changing the Third Out Loans PIK rate to 15%;
•
Adjusting the amortization of the Second Out Loans such that quarterly installments of 1% of the aggregate principal amount (after giving effect to capitalized PIK interest) are paid for each quarter in 2025, and quarterly installments of 2% of the aggregate principal amount (after giving effect to capitalized PIK interest) are paid thereafter until maturity; and
•
Adjusting the amortization of the First Out Loans such that an installment of $700,000 was paid on March 31, 2025, and quarterly installments of $575,000 are paid thereafter until maturity.

For the three and six months ended June 30, 2025, the Company paid approximately $2.0 million toward the principal loan balance. For the three and six months ended June 30, 2024, the Company paid approximately $879,000 toward the principal loan balance. During the three and six months ended June 30, 2025, the Company paid approximately $532,000 toward outstanding interest payable. During the three and six months ended June 30, 2024, the Company paid approximately $139,000 toward outstanding interest payable.

The below table summarizes the loan balances at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
(in thousands)
Note payable - Centre Lane senior secured credit facility - related party (current)	$4,673	$3,808
Note payable - Centre Lane senior secured credit facility - related party (net of discount)	73,781	71,043
Net principal	78,454	74,851
Add: debt discount	2,816	3,971
Outstanding principal	$81,270	$78,822

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The below table summarizes the movement in the outstanding principal during the six months ended June 30, 2025 and the year ended December 31, 2024:

	June 30, 2025	December 31, 2024
(in thousands)
Opening balance	$78,822	$70,228
Add:
Draws	-	1,861
Exit and other fees	35	505
Interest capitalized	4,455	9,353
	83,312	81,947
Less
Payments	(2,042)	(3,125)
Outstanding principal	$81,270	$78,822

Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services. The Centre Lane Senior Secured Credit Facility provides that this fee shall be, in all respects, fully earned, due and PIK by the Company on the effective date of the Centre Lane Senior Secured Credit Facility, and on each anniversary of the effective date during the term of the agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $175,000 and is included in outstanding principal. The administrative fee charged during the three and six months ended June 30, 2025 and 2024 was $35,000 and $35,000, respectively.

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Facility. The Credit Agreement was amended a number of times to provide for additional loans used for working capital and acquisitions. In addition, as part of the transaction, there are exit fees (the "Exit Fees"), which are added and capitalized to the principal amount of the original loan. As of June 30, 2025, there were 22 amendments to the Credit Agreement.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The below table summarizes the amendments that were executed by the Company from the inception of the facility to June 30, 2025 (in thousands, except for share data):

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

a) - Added and capitalized to the principal amount of the original loan and the original loan terms apply.

b) - The Centre Lane Senior Secured Credit Facility was amended to permit the Company to raise up to $6.0 million of total cash proceeds from the sale of its preferred stock prior to December 31, 2021, without having to make a mandatory prepayment of the loans. Additionally, the Company may issue up to $800,000 in dividends from the previous limit of $500,000 per annum.

c) - New rates in effect in connection with Amendment 22.

d) - New rates in effect in connection with Amendment 22.

e) - Second Out Loans.

f) - First Out Loans.

g) - Third Out Loans.

h) - There was no impact on principal or interest and no fees incurred by the Company as a result of Amendment 18 and Amendment 22, thus they are not included in the above table.

Our debt financing arrangements, including long-term debt, expose us to counterparty credit risk as they are solely with a single related party lender. We manage this risk by closely monitoring the related party's financial stability and ensuring it maintains a strong credit rating. No other financial institutions are involved in our debt obligations. As of June 30, 2025 and December 31, 2024, the carrying value of the Centre Lane Senior Secured Credit Facility was $78.5 million and $74.9 million, respectively, net of unamortized debt discount of $2.8 million and $4.0 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

During the three and six months ended June 30, 2025, the Company recorded amortization of debt discount of $556,000 and $1.2 million, respectively, on the Centre Lane Senior Secured Credit Facility. Amortization of debt discount for the three and six months ended June 30, 2024, was $936,000 and $1.6 million, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Interest expense for the three and six months ended June 30, 2025 and 2024, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(in thousands)
Interest expense	$2,579	$2,424	$4,966	$4,800
Amortization	556	936	1,189	1,552
Total interest expense	$3,135	$3,360	$6,155	$6,352

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

At June 30, 2025 and December 31, 2024, the operating lease right-of-use asset was $215,000 and $253,000, respectively, and is included under assets on the consolidated balance sheets.

At June 30, 2025 and December 31, 2024, the operating lease right-of-use liability was $215,000 and $252,000, respectively, including the current portion of $87,000 and $79,000, respectively, and is included under liabilities on the consolidated balance sheets.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $46,000 and $39,000 for the three months ended June 30, 2025 and 2024, respectively. Operating lease expense was approximately $91,000 and $79,000 for the six months ended June 30, 2025 and 2024, respectively.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

At June 30, 2025 and December 31, 2024, the operating lease subleases right-of-use liability was $12,000, and is included as an offset to right-of-use assets within other non-current liabilities on the consolidated balance sheet.

Operating lease sublease income was approximately $34,000 and $17,000 for the three months ended June 30, 2025 and 2024, respectively. Operating lease sublease income was approximately $68,000 and $17,000 for the six months ended June 30, 2025 and 2024, respectively.

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years.

At June 30, 2025 and December 31, 2024, finance lease asset was $31,000 and $42,000, respectively, and is included under assets on the consolidated balance sheets.

At June 30, 2025 and December 31, 2024, finance lease liability was $31,000 and $42,000, respectively, including the current portion of $24,000 and $22,000, respectively, and is included under liabilities on the consolidated balance sheets.

Finance lease expense for the three months ended June 30, 2025 was $7,300, inclusive of interest of $1,900 and amortization of $5,400, and $14,500 for the six months ended June 30, 2025, inclusive of interest of $4,000 and amortization of $10,500. Finance lease expense for the three months ended June 30, 2024 was $7,000, inclusive of interest of $3,000 and amortization of $4,000, and $14,500 for the six months ended June 30, 2024, inclusive of interest of $6,000 and amortization of $8,500.

As of June 30, 2025 and December 31, 2024, the asset and lease liability for the operating and finance lease are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
(in thousands)
Assets:
Total operating lease right-of-use asset	$215	$253
Total finance lease asset (1)	$31	$42

Liabilities:
Operating lease liability, current	$87	$79
Operating sublease liability, net of current portion	12	12
Operating lease liability, net of current portion	128	173
Total operating lease liability	$227	$264

Finance lease liability, current	$24	$22
Finance lease liability, net of current portion	7	20
Total finance lease liability	$31	$42

Weighted-average remaining lease term (in years):
Operating lease	2.25	2.75
Finance lease	1.25	1.75

Weighted-average discount rate:
Operating lease	14.39%	14.39%
Finance lease	21.12%	21.12%

(1) - Finance lease represents computer software, see Note 5, Property and Equipment, Net, to the Company's consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 13 – REVENUE RECOGNITION

The following table represents our revenue disaggregated by type:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(in thousands)
Revenue:
Digital publishing	$359	$516	$942	$950
Advertising technology	5,115	3,587	9,347	6,212
Consumer insights	7,332	6,677	14,371	13,367
Creative services	1,733	1,657	3,228	3,715
Media services	869	566	1,710	1,206
Total revenue	$15,408	$13,003	$29,598	$25,450

Geographic Information

Revenue by geography is based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% of total revenue for the three months ended June 30, 2025 and 2024 and the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, and December 31, 2024, approximately 100% of our long-lived assets, including websites and other intangible assets used in revenue generation, were attributable to operations in the United States.

Deferred Revenue

The movement in deferred revenue during the six months ended June 30, 2025 and the year ended December 31, 2024 comprised the following:

	June 30, 2025	December 31, 2024
(in thousands)
Deferred revenue at the start of the period	$2,883	$4,569
Amounts invoiced during the period	33,309	40,529
Less: revenue recognized during the period	(29,598)	(42,215)
Deferred revenue at the end of the period	$6,594	$2,883

NOTE 14 – STOCK-BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board of Directors adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of June 30, 2025, 12,123,017 shares were remaining under the Stock Option Plan for future issuance.

Options

As of June 30, 2025, options to purchase 10,376,983 shares of common stock were outstanding, in the aggregate, under the Company's 2013 Stock Option Plan, 2015 Stock Option Plan, 2019 Stock Option Plan, and the Stock Option Plan at a weighted-average exercise price of $0.10 per share. No further grants can be made under any of the Company's stock option plans other than the Stock Option Plan.

Compensation expense recorded in connection with the Stock Option Plan was $34,000 and $70,000 for the three months ended June 30, 2025 and 2024, respectively, and $71,000 and $135,000 for the six months ended June 30, 2025 and 2024, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The following table presents the activity of the Company’s outstanding common stock options for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Common stock options:
Balance outstanding at December 31, 2024	10,459,033	$0.10	8.0	$79
Granted	400,000	$0.04	-	$2
Exercised	(50,400)	$-	-	$-
Forfeited	(357,900)	$0.08	-	$-
Expired	(73,750)	$0.26	-	$-
Balance outstanding at June 30, 2025	10,376,983	$0.10	7.5	$95
Exercisable at June 30, 2025	4,852,994	$0.13	6.8	$72
Unvested at June 30, 2025	5,523,989	$0.08	8.1	$23

During the six months ended June 30, 2025, 400,000 options were issued. No options were issued during the same period of 2024.

As of June 30, 2025, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $145,000 to be recognized through July 2027.

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

The following table provides the weighted-average assumptions used in determining the fair value of the stock option awards for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024

Expected life (years)	5.50 yrs	0 yrs
Expected volatility	449%	0.00%
Risk-free interest rate	4.40%	0.00%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%

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

June 30, 2025

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

The below table shows the quantitative information for assets measured at fair value on a non-recurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Rate (Weighted-Average Cost of Capital)
(in thousands)
Goodwill	$7,785	Discounted cash flow	Discount rate	19.84%
Intangible assets, net	$12,352	Discounted cash flow	Discount rate	19.84%

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

June 30, 2025

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

There was no triggering event or impairment for the six months ended June 30, 2025.

Centre Lane Senior Secured Credit Facility

The Company is required to perform an analysis of the change in each amendment to the Centre Lane Senior Secured Credit Facility to determine whether the change is a modification or an extinguishment of debt. Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded at fair value, which becomes the new carrying value.

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

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending acquisition of Big Village Insights, Inc. and Big Village Agency, LLC (together, the "Big Village Acquisition"). Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. On November 27, 2024, the District Court entered a judgment in favor of Ladenburg and against the Company granting damages of $1.7 million to Ladenburg. On December 26, 2024, the Company filed a motion with the District Court requesting that the District Court reconsider its judgment. This motion was denied on January 30, 2025. On May 9, 2025, the Company appealed to the United States Court of Appeals for the Eleventh Circuit. Ladenburg filed a response on July 9, 2025. The Company has until August 29, 2025 to reply to the response. Upon our response, the matter will be fully briefed for the appellate court. The outcome of this matter is not determinable as of the date of issuance of these consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

1.
10% Series A Convertible Preferred Stock;
2.
10% Series B Convertible Preferred Stock;
3.
10% Series C Convertible Preferred Stock;
4.
10% Series D Convertible Preferred Stock;
5.
10% Series E Convertible Preferred Stock; and
6.
10% Series F Convertible Preferred Stock.

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

June 30, 2025

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

There were no shares of preferred stock issued or outstanding at June 30, 2025, and December 31, 2024.

At June 30, 2025 and December 31, 2024, there was an accrued unpaid preference dividend of $691,000. This amount is payable to the Company's former Chairman, Mr. Kip Speyer, and is included under other current liabilities in the consolidated balance sheets.

Common Stock

Shares of Common Stock under the Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of June 30, 2025, 12,123,017 shares were remaining under the 2022 Stock Option Plan for future issuance.

Issue of Common Stock

During the three and six months ended June 30, 2025, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2025		June 30, 2025
	Shares (#)	Value	Shares (#)	Value

Common stock issued for options exercised	-	$-	50,400	$2
Shares of common stock issued, net	-	$-	50,400	$2

During the three and six months ended June 30, 2024, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2024		June 30, 2024
	Shares (#)	Value	Shares (#)	Value

Common stock issued for options exercised	63,250	$1	63,250	$1
Common stock issued for services rendered	-	$-	279,452	$16
Shares of common stock issued, net	63,250	$1	342,702	$17

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Treasury Stock

During the six months ended June 30, 2025, one shareholder relinquished 200,000 shares of the Company's common stock, which were acquired by the Company at no cost to the Company. A total of 1,550,175 shares of the Company's common stock, with a value of $220,000, are being held as Treasury Stock by the Company.

Warrants

At June 30, 2025 and December 31, 2024, we had 4,431,200 and 10,573,700 common stock warrants outstanding to purchase shares of our common stock, respectively, with exercise prices ranging between $0.75 and $1.00 per share. Of the 4,431,200 common stock warrants outstanding at June 30, 2025, 4,256,200 will expire in 2025, and 175,000 will expire in 2030.

Approximately 1,025,000 common stock warrants expired during the three and six months ended June 30, 2025, and 1,579,000 common stock warrants expired during the three and six months ended June 30, 2024.

A summary of the Company’s warrants outstanding as of June 30, 2025 and December 31, 2024, is presented below.

June 30, 2025
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised)
$0.75	4,256,200	$3,192
$1.00	175,000	$175
	4,431,200	$3,367

December 31, 2024
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised)
$0.75	10,398,700	$7,799
$1.00	175,000	$175
	10,573,700	$7,974

NOTE 18 – LOSS PER SHARE

As of June 30, 2025 and 2024, there were 177,515,227 and 172,445,836 shares of common stock issued, respectively, and 175,965,052 and 171,095,661 shares of common stock outstanding, respectively. Outstanding shares as of June 30, 2025 and 2024, have been adjusted to reflect 1,550,175 and 1,350,175 treasury shares, respectively.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

The following tables reconcile actual basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(in thousands, except per share data)
Numerator:
Net loss	$(4,081)	$(5,208)	$(7,312)	$(9,974)
Denominator:
Weighted-average common shares outstanding:
Basic	175,965,052	171,095,661	175,969,993	171,155,364
Diluted	175,965,052	171,095,661	175,969,993	171,155,364
Net loss per common share
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.06)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three and six months ended June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Shares unvested and subject to exercise of stock options	10,376,983	10,226,360
Shares subject to exercise of warrants	4,431,200	18,896,316

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

SEC rules define a related party as including (i) any director or executive officer of the Company, or any immediate family member thereof, (ii) any director nominee, or any immediate family member thereof, and (iii) a 5% or greater shareholder of the Company, or any immediate family member thereof. As a result, BV Agency, LLC, and Centre Lane Partners together are considered to be related parties of the Company. Through June 30, 2025, the Company has entered into 22 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $81.3 million and $78.8 million as of June 30, 2025 and December 31, 2024, respectively. See Note 10, Centre Lane Senior Secured Credit Facility, to the Company’s consolidated financial statements for details on this facility.

Preferred Stock

At June 30, 2025 and December 31, 2024, there was an accrued unpaid preference dividend of $691,000. This amount is payable to the Company's former Chairman, Mr. Kip Speyer.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 20 – INCOME TAXES

The Company recorded a tax provision of $0 for the three and six months ended June 30, 2025 and 2024, due in large part to its expected tax losses for the period and maintained a full valuation allowance against its net deferred tax assets.

At June 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and six months ended June 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA introduces changes to U.S. tax policy, trade regulations, and federal spending priorities, including provisions such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act. We do not anticipate the OBBBA to have a significant impact to our consolidated financial statements, and will continue to evaluate the impact as more guidance becomes available.

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

Limited Number of Customers. During the six months ended June 30, 2025 one customer represented 15.6% of revenue. During the six months ended June 30, 2024 one customer represented 14.2% of revenue. The loss of this customer could have a material adverse impact on our results of operations in future periods.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Revenue	$15,408	$13,003	$29,598	$25,450
Cost of revenue	12,371	9,581	22,289	18,892
Gross margin	3,037	3,422	7,309	6,558
General and administrative expenses	4,021	5,310	8,545	10,552
Financing and other expense, net	(3,097)	(3,320)	(6,076)	(5,980)
Net loss	$(4,081)	$(5,208)	$(7,312)	$(9,974)

Adjusted EBITDA (loss) (1)	$(218)	$(920)	$599	$(2,023)

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
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

Revenue increased $2.4 million, or 18%, for the three months ended June 30, 2025, compared to the same period in 2024. Revenue increased $4.1 million, or 16%, for the six months ended June 30, 2025, compared to the same period in 2024. See below for a detailed analysis of revenue for the three and six months ended June 30, 2025, and 2024.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers, and sales commission.

Cost of revenue increased approximately $2.8 million, or 29%, for the three months ended June 30, 2025 compared to the same period in 2024. Cost of revenue increased approximately $3.4 million, or 18%, for the six months ended June 30, 2025, compared to the same period in 2024. See below for a detailed analysis of cost of revenue for the three and six months ended June 30, 2025, and 2024.

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

General and administrative expenses decreased approximately $1.3 million, or 24%, for the three months ended June 30, 2025 compared to the same period in 2024. General and administrative expenses decreased approximately $2.0 million, or 19%, for the six months ended June 30, 2025, compared to the same period in 2024. See below for a detailed analysis of general and administrative expenses for the three and six months ended June 30, 2025 and 2024.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net loss for the quarter ended June 30, 2025 was $4.1 million as compared to a net loss of $5.2 million for the same period in 2024. The following is our analysis for the period:

	Three Months Ended June 30,
	2025	2024	Change
(in thousands)
Revenue	$15,408	$13,003	$2,405	18%
Cost of revenue	12,371	9,581	2,790	29%
Gross margin	3,037	3,422	(385)	-11%
General and administrative expenses	4,021	5,310	(1,289)	-24%
Loss from operations	(984)	(1,888)	904	-48%
Financing and other expense, net	(3,097)	(3,320)	223	-7%
Net loss	$(4,081)	$(5,208)	$1,127	-22%

Gross margin percentage	20%	26%		-6%

Revenue

Our revenue increased $2.4 million, or 18%, for the three months ended June 30, 2025, compared to the same period in 2024. The increase in revenue was largely attributable to our advertising technology division. The Company focuses on digital publishing, advertising technology, consumer insights, creative services, and media services. Changes in revenue generated by each such division are set forth below:

	Three Months Ended June 30,
	2025	2024	Change
(in thousands)
Digital publishing	$359	$516	$(157)	(30)%
Advertising technology	5,115	3,587	1,528	43%
Consumer insights	7,332	6,677	655	10%
Creative services	1,733	1,657	76	5%
Media services	869	566	303	54%
	$15,408	$13,003	$2,405	18%

Digital Publishing

Digital publishing revenue decreased by $157,000, or 30%, for the three months ended June 30, 2025, compared to the same period in 2024. Approximately $359,000, or 2%, of the Company’s revenue for the three months ended June 30, 2025, was generated from our digital publishing customers, compared to $516,000, or 4%, for the same period in 2024. This division was significantly impacted by macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns.

Advertising Technology

Advertising technology revenue increased by $1.5 million, or 43%, for the three months ended June 30, 2025, compared to the same period in 2024. Approximately $5.1 million, or 33%, of the Company’s revenue for the three months ended June 30, 2025, was generated from our advertising technology customers compared to $3.6 million, or 28%, for the same period in 2024. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn has allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue increased by $655,000, or 10%, for the three months ended June 30, 2025, compared to the same period in 2024. Approximately $7.3 million, or 48%, of the Company’s revenue for the three months ended June 30, 2025 was generated from our consumer insights customers compared to $6.7 million, or 51%, for the same period in 2024. This growth was driven by an increase in contract value for certain larger tier revenue customers.

Creative Services

Creative services revenue increased by $76,000, or 5%, for the three months ended June 30, 2025, compared to the same period in 2024. Approximately $1.7 million, or 11%, of the Company’s revenue for the three months ended June 30, 2025, was generated from our creative services customers compared to $1.7 million, or 13% for the same period in 2024.

Media Services

Media services revenue increased by $303,000, or 54%, for the three months ended June 30, 2025, compared to the same period in 2024. Approximately $869,000, or 6%, of the Company’s revenue for the three months ended June 30, 2025, was generated from our media services customers compared to $566,000, or 4%, for the same period in 2024. This increase was primarily related to the timing of customer needs.

Cost of Revenue

	Three Months Ended June 30,
	2025	2024	Change
(in thousands)
Direct salaries and labor costs	$1,864	$2,146	$(282)	(13)%
Direct project costs	4,911	3,050	1,861	61%
Non-direct project costs	1,153	1,616	(463)	(29)%
Publisher costs	3,700	2,300	1,400	61%
Content creation	222	160	62	39%
Sales commissions	316	246	70	28%
Other	205	63	142	225%
	$12,371	$9,581	$2,790	29%

Cost of revenue increased $2.8 million, or 29%, for the three months ended June 30, 2025, compared to the same period for 2024. This increase is due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost decreased $282,000, or 13%, for the three months ended June 30, 2025, when compared to the same period in 2024. Approximately $1.9 million, or 15%, of the Company's cost of revenue for the three months ended June 30, 2025, was a result of direct salaries and labor cost compared to $2.1 million, or 22% for the same period in 2024. This decrease is related to our continued efforts to decrease headcount. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative services, and media services divisions.

Direct Project Cost

Direct project cost increased $1.9 million, or 61%, for the three months ended June 30, 2025 when compared to the same period in 2024. Approximately $4.9 million, or 40%, of the Company's cost of revenue for the three months ended June 30, 2025, was a result of direct project cost compared to $3.1 million, or 32%, during the same period in 2024. This increase was consistent with the increase noted in revenue from our media services and consumer insights division. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative services, and media services divisions.

Non-Direct Project Cost

Non-direct project cost decreased $463,000, or 29%, for the three months ended June 30, 2025 when compared to the same period in 2024. Approximately $1.2 million, or 9%, of the Company's cost of revenue for the three months ended June 30, 2025, was a result of non-direct project cost compared to $1.6 million, or 17%, for the same period in 2024. This decrease is related to our continued efforts to decrease headcount. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights, creative services, and media services divisions.

Publisher Cost

Publisher cost was $3.7 million, which represents 30% of overall cost of revenue, and $2.3 million, or 24%, of overall cost of revenue, for the three months ended June 30, 2025 and 2024, respectively. We experienced an increase of $1.4 million, or 61%, for the three months ended June 30, 2025, compared to the same period in 2024. This increase is consistent with the increase noted in revenue for our advertising technology division. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was $3.0 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively. Our gross margin decreased $385,000, or 11%, for the three months ended June 30, 2025, when compared to the same period of 2024. This decline was a result of the increase in cost of revenue. Gross margin as a percentage of revenue decreased to 20% for the three months ended June 30, 2025 compared to 26% for the same period of 2024.

General and Administrative Expenses

	Three Months Ended June 30,
	2025	2024	Change
(in thousands)
Personnel costs	$1,820	$2,385	$(565)	(24)%
Legal fees	202	508	(306)	(60)%
Professional fees	824	757	67	9%
Insurance	131	211	(80)	(38)%
Depreciation	15	35	(20)	(57)%
Amortization	485	481	4	1%
Website expenses	148	379	(231)	(61)%
Data processing	141	296	(155)	(52)%
Other	255	258	(3)	(1)%
	$4,021	$5,310	$(1,289)	(24)%

Gross margin as a percentage of general and administrative expense	76%	64%		12%

General and administrative expenses decreased by $1.3 million, or 24%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease is due to a combination of factors as discussed below.

Personnel Cost

Personnel cost decreased by approximately $565,000, or 24%, for the three months ended June 30, 2025, compared to the same period in 2024. This change was mainly driven by a decrease in the Company's head count by a net change of 35 employees. The Company employee's headcount was 115 and 150 at June 30, 2025 and 2024, respectively.

Legal Fees

Legal fees decreased by $306,000, or 60%, for the three months ended June 30, 2025, compared to the same period in 2024.

Website Expenses

Website expenses decreased by $231,000, or 61%, for the three months ended June 30, 2025, compared to the same period in 2024. This decrease was related to a reclassification of certain components of software costs from website expenses to cost of revenue.

Data Processing

Data processing decreased by $155,000, or 52%, for the three months ended June 30, 2025, compared to the same period in 2024. This reduction was due largely to the reclassification of certain components of data processing costs from data processing to website expenses.

Financing Expense (Income)

	Three Months Ended June 30,
	2025	2024	Change
(in thousands)
Interest expense	$3,141	$3,372	$(231)	(7)%
Other expense (income)	(44)	(53)	9	(17)%
Total financing and other expense, net	$3,097	$3,319	$(222)	(7)%

Financing and other expense, net decreased by $222,000, or 7%, for the three months ended June 30, 2025, compared to the same period in 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net loss for the six months ended June 30, 2025 was $7.3 million as compared to a net loss of $10.0 million for the same period in 2024. The following is our analysis for the period:

	Six Months Ended June 30,
	2025	2024	Change
(in thousands)
Revenue	$29,598	$25,450	$4,148	16%
Cost of revenue	22,289	18,892	3,397	18%
Gross margin	7,309	6,558	751	11%
General and administrative expenses	8,545	10,552	(2,007)	-19%
Loss from operations	(1,236)	(3,994)	2,758	-69%
Financing and other expense, net	(6,076)	(5,980)	(96)	2%
Net loss	$(7,312)	$(9,974)	$2,662	-27%

Gross margin percentage	25%	26%		-1%

Revenue

Our revenue increased $4.1 million, or 16%, for the six months ended June 30, 2025, compared to the same period in 2024. The increase in revenue was largely attributable to our advertising technology division. The Company focuses on digital publishing, advertising technology, consumer insights, creative services, and media services. Changes in revenue generated by each such division are set forth below:

	Six Months Ended June 30,
	2025	2024	Change
(in thousands)
Digital publishing	$942	$950	$(8)	(1)%
Advertising technology	9,347	6,212	3,135	50%
Consumer insights	14,371	13,367	1,004	8%
Creative services	3,228	3,715	(487)	(13)%
Media services	1,710	1,206	504	42%
	$29,598	$25,450	$4,148	16%

Digital Publishing

Digital publishing revenue decreased by $8,000, or 1%, for the six months ended June 30, 2025, compared to the same period in 2024. Approximately $942,000, or 3%, of the Company’s revenue for the six months ended June 30, 2025 was generated from our digital publishing customers, compared to $950,000, or 4%, for the same period in 2024.

Advertising Technology

Advertising technology revenue increased by $3.1 million, or 50%, for the six months ended June 30, 2025, compared to the same period in 2024. Approximately $9.3 million or 32% of the Company’s revenue for the six months ended June 30, 2025 was generated from our advertising technology customers compared to $6.2 million, or 24%, for the same period in 2024. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn has allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue increased by $1.0 million, or 8%, for the six months ended June 30, 2025, compared to the same period in 2024. Approximately $14.4 million, or 49%, of the Company’s revenue for the six months ended June 30, 2025 was generated from our consumer insights customers compared to $13.4 million, or 53%, for the same period in 2024. This growth was driven by an increase in contract value for certain larger tier revenue customers.

Creative Services

Creative services revenue decreased by $487,000, or 13%, for the six months ended June 30, 2025, compared to the same period in 2024. Approximately $3.2 million, or 11%, of the Company’s revenue for the six months ended June 30, 2025 was generated from our creative services customers compared to $3.7 million, or 15% for the same period in 2024. This decrease was primarily related to a decrease in the number of projects for smaller tier revenue customers.

Media Services

Media services revenue increased by $504,000, or 42%, for the six months ended June 30, 2025, compared to the same period in 2024. Approximately $1.7 million, or 6% of the Company’s revenue for the six months ended June 30, 2025 was generated from our media services customers compared to $1.2 million, or 5%, for the same period in 2024. This increase was primarily related to the timing of customer needs and the moving of certain projects from year-end 2024 to the first half of 2025.

Cost of Revenue

	Six Months Ended June 30,
	2025	2024	Change
(in thousands)
Direct salaries and labor costs	$3,677	$4,076	$(399)	(10)%
Direct project costs	8,545	6,199	2,346	38%
Non-direct project costs	2,152	3,704	(1,552)	(42)%
Publisher costs	6,725	4,098	2,627	64%
Content creation	401	353	48	14%
Sales commissions	575	347	228	66%
Other	214	115	99	86%
	$22,289	$18,892	$3,397	18%

Cost of revenue increased $3.4 million, or 18%, for the six months ended June 30, 2025, compared to the same period for 2024. This increase is due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost decreased $399,000, or 10%, for the six months ended June 30, 2025, when compared to the same period in 2024. Approximately $3.7 million, or 16%, of the Company's cost of revenue for the six months ended June 30, 2025 was a result of direct salaries and labor cost compared to $4.1 million, or 22% for the same period in 2024. This decrease is related to our continued efforts to decrease headcount. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative services, and media services divisions.

Direct Project Cost

Direct project cost increased $2.3 million, or 38%, for the six months ended June 30, 2025, when compared to the same period in 2024. Approximately $8.5 million, or 38%, of the Company's cost of revenue for the six months ended June 30, 2025 was a result of direct project cost compared to $6.2 million, or 33%, during the same period in 2024. This increase was related to an increase customer contracts. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative services, and media services divisions.

Non-Direct Project Cost

Non-direct cost was $2.2 million, or 10%, of the Company's cost of revenue for the six months ended June 30, 2025, compared to $3.7 million, or 20%, for the same period in 2024. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights, creative services, and media services divisions. The decrease in non-direct project costs is related to the decrease in revenue from our creative services division.

Publisher Cost

Publisher cost was $6.7 million, which represents 30% of overall cost of revenue, and $4.1 million, or 22%, of overall cost of revenue, for the six months ended June 30, 2025 and 2024, respectively. We experienced an increase of $2.6 million, or 64%, for the six months ended June 30, 2025, compared to the same period in 2024. This increase is consistent with the increase noted in revenue for our advertising technology division. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was $7.3 million and $6.6 million for the six months ended June 30, 2025 and 2024, respectively. Our gross margin increased $724,000, or 11%, for the six months ended June 30, 2025, when compared to the same period of 2024. Gross margin as a percentage of revenue decreased to 25% for the six months ended June 30, 2025, compared to 26% for the same period of 2024 due to the higher cost of revenue.

General and Administrative Expenses

	Six Months Ended June 30,
	2025	2024	Change
(in thousands)
Personnel costs	$3,648	$4,877	$(1,229)	(25)%
Legal fees	655	788	(133)	(17)%
Professional fees	1,588	1,602	(14)	(1)%
Insurance	262	414	(152)	(37)%
Depreciation	28	75	(47)	(63)%
Amortization	970	962	8	1%
Website expenses	477	676	(199)	(29)%
Data processing	445	710	(265)	(37)%
Other	472	448	24	5%
	$8,545	$10,552	$(2,007)	(19)%

Gross margin as a percentage of general and administrative expense	86%	62%		24%

General and administrative expenses decreased by $2.0 million, or 19%, for the six months ended June 30, 2025, compared to the same period in 2024. The decrease is due to a combination of factors as discussed below.

Personnel Cost

Personnel cost decreased by approximately $1.2 million, or 25%, for the six months ended June 30, 2025, compared to the same period in 2024. This change was mainly driven by a decrease in the Company's head count by a net change of 35 employees. The Company employee's headcount was 115 and 150 at June 30, 2025 and 2024, respectively.

Legal Fees

Legal fees decreased by $133,000, or 17%, for the six months ended June 30, 2025, compared to the same period in 2024.

Website Expenses

Website expenses decreased by $199,000, or 29%, for the six months ended June 30, 2025, compared to the same period in 2024. This decrease was related to a reclassification of certain components of software costs from website expenses to cost of revenue.

Data Processing

Data processing decreased by $265,000, or 37%, for the six months ended June 30, 2025, compared to the same period in 2024. This reduction was due largely to the reclassification of certain components of data processing costs from data processing to website expenses.

Financing Expense (Income)

	Six Months Ended June 30,
	2025	2024	Change
(in thousands)
Interest expense	$6,167	$6,377	$(210)	(3)%
Other expense (income)	(91)	(397)	306	(77)%
Total financing and other expense, net	$6,076	$5,980	$96	2%

Financing and other expense, net increased by $96,000, or 2%, for the six months ended June 30, 2025, compared to the same period in 2024.

Use of Non-GAAP Financial Measure

Non-GAAP results are presented only as a supplement to the financial statements and for use within management's discussion and analysis based on accounting principles generally accepted in the United States of America ("GAAP"). The non-GAAP financial information is provided to enhance the reader's understanding of the Company's financial performance, but non-GAAP measures should not be considered in isolation or as a substitute for financial measures calculated in accordance with GAAP.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Net loss before tax	$(4,081)	$(5,208)	$(7,312)	$(9,974)
Depreciation expense	15	35	28	75
Amortization of intangibles	485	481	970	962
Amortization of debt discount	556	936	1,189	1,552
Other interest expense	6	11	12	21
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes	2,579	2,426	4,966	4,804
EBITDA	(440)	(1,319)	(147)	(2,560)
Stock compensation expense	34	70	71	135
Non-recurring professional fees	20	-	261	-
Non-recurring legal fees	111	254	357	309
Non-recurring severance expense	57	75	57	93
Adjusted EBITDA (loss)	$(218)	$(920)	$599	$(2,023)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities, and net working capital (deficit) as of June 30, 2025, as compared to December 31, 2024.

	June 30, 2025	December 31, 2024
(in thousands)
Total current assets	$18,811	$20,299
Total current liabilities	36,100	33,780
Net working capital (deficit)	$(17,289)	$(13,481)

As of June 30, 2025, we had a cash balance of $1.7 million and a restricted cash balance of $1.9 million compared with a cash balance of $2.5 million and a restricted cash balance of $1.9 million as of December 31, 2024. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See – “Going Concern.”

Going Concern

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $174.2 million as of June 30, 2025. Cash flows provided by (used in) operating activities were $1.2 million and $(385,000) for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had a working capital deficit of approximately $17.3 million, inclusive of $1.7 million in cash and cash equivalents and $1.9 million in restricted cash.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, is not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial obligations and continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $4.8 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Facility, or raising equity capital. The ability to access the capital markets depends, in part, upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, and reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

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

As of June 30, 2025, Centre Lane Partners has loaned the Company $39.9 million through Amendments One through Eight (the "Second Out Loans"), Amendments Nine through Sixteen (the "First Out Loans"), and Amendments Seventeen, Twenty-One, and Twenty-Two (the "Third Out Loans").

Effective March 31, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Second Amendment to the Credit Agreement, pursuant to which the following adjustments were made to the outstanding loans:

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
•
Changing the Third Out Loans PIK rate to 15%;
•
Adjusting the amortization of the Second Out Loans such that quarterly installments of 1% of the aggregate principal amount (after giving effect to capitalized PIK interest) are paid for each quarter in 2025, and quarterly installments of 2% of the aggregate principal amount (after giving effect to capitalized PIK interest) are paid thereafter until maturity; and
•
Adjusting the amortization of the First Out Loans such that an installment of $700,000 was paid on March 31, 2025, and quarterly installments of $575,000 are paid thereafter until maturity.

The outstanding principal owed to Centre Lane Partners was $81.3 million and $78.8 million as of June 30, 2025 and December 31, 2024, respectively. Of the amount outstanding at June 30, 2025, approximately $4.7 million is due by June 30, 2026. The balance of $76.6 million is due in December 2026.

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flow provided by (used in) operating activities	$1,234	$(385)
Cash flow used in investing activities	(49)	(85)
Cash flow used in financing activities	(2,051)	(886)
Net decrease in cash and cash equivalents, net of impact of exchange rates	$(868)	$(1,348)

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the six months ended June 30, 2025, cash provided by operating activities was $1.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $7.3 million, adjusted for non-cash charges of $970,000 for amortization of intangible assets, $1.2 million of amortization of debt discount, $4.5 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, and a $1.7 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $3.7 million increase in deferred revenue, a $904,000 decrease in accounts receivable, partially offset by a $2.0 million decrease in other liabilities.

For the six months ended June 30, 2024, cash flow used in operating activities was $385,000. The primary factors affecting our operating cash flows during the period were our net loss of $10.0 million, adjusted for non-cash charges of $962,000 for amortization of intangible assets, $1.6 million of amortization of debt discount, $4.5 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, $135,000 for stock compensation expense, and a $2.3 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.6 million decrease in accounts receivable and a $1.2 million increase in deferred revenue. partially offset by a $993,000 decrease in accounts payable, and a $613,000 decrease in other liabilities.

Investing Activities

Cash used in investing activities of $49,000 and $85,000 for the six months ended June 30, 2025 and 2024, respectively, was attributable to $49,000 and $14,000, respectively, for the purchase of property and equipment, and $71,000 for website enhancements during the six months ended June 30, 2024.

Financing Activities

During the six months ended June 30, 2025, the Company used cash of $2.1 million in financing activities, which is largely attributable to the repayment of principal on the Centre Lane Senior Secured Credit Facility of $2.0 million.

During the six months ended June 30, 2024, the Company used cash of $886,000 in financing activities, which is largely attributable to the repayment of principal on the Centre Lane Senior Secured Credit Facility of $879,000.

Contractual Obligations and Commitments

There were no other material changes in our contractual obligations and commitments from those disclosed above in Note 10, Centre Lane Senior Secured Credit Facility, and Note 12, Leases, to the consolidated financial statements, and in the Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

Significant estimates included in the accompanying consolidated financial statements include, valuation of goodwill and intangible assets, allowance for current expected credit losses, the determination of the relative selling prices of our services, percentage of completion for revenue recognition, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, discount rates used in the valuation of right-of-use assets and lease liabilities, litigation reserves, the valuation of equity-based transactions, the valuation of the Centre Lane Senior Secured Facility to determine whether a debt modification or extinguishment has occurred, and the valuation allowance on deferred tax assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The purpose of disclosure controls is to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

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

Notwithstanding the significant deficiencies described below, based on the Company's continued improvements in its accounting staff and processes described above, the Company's Chief Executive Officer and Chief Financial Officer evaluated our internal controls and concluded that as of June 30, 2025, they were effective, and that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition and results of operations as of and for the quarter ended June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings and claims arising in the ordinary course of business, including but not limited to, disputes in the areas of contracts, data protection, content regulation, intellectual property, consumer protection, e-commerce, marketing, advertising, rights of publicity, health and safety, employment and labor, competition, and taxation. We record a liability when we believe that it is probable that we will incur a loss, and the amount of that loss can be reasonably estimated.

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending acquisition of Big Village Insights, Inc. and Big Village Agency, LLC (together, the "Big Village Acquisition"). Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. On November 27, 2024, the District Court entered a judgment in favor of Ladenburg and against the Company granting damages of $1.7 million to Ladenburg. On December 26, 2024, the Company filed a motion with the District Court requesting that the District Court reconsider its judgment. This motion was denied on January 30, 2025. On May 9, 2025, the Company appealed to the United States Court of Appeals for the Eleventh Circuit. Ladenburg filed a response on July 9, 2025. The Company has until August 29, 2025 to reply to the response. Upon our response, the matter will be fully briefed for the appellate court. The outcome of this matter is not determinable as of the date of issuance of these consolidated financial statements.

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

Item 1A. Risk Factors.

For the period ended June 30, 2025, one customer represented 17.1% of our total accounts receivable balance and another customer represented 10.6% of that balance. Inability to collect these amounts could have a material adverse impact on our operations.

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

BRIGHT MOUNTAIN MEDIA, INC.

August 7, 2025	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Interim Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Ethan Rudin
Ethan Rudin,
Chief Financial Officer
(Principal Financial and Accounting Officer)