Form 10-Q
period 2025-09-30
Bright Mountain Media, Inc.
filed 2025-11-07
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended September 30, 2025

or

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

As of November 1, 2025 there were 178,440,337 shares of the registrant's common stock outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “us," “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2025” refers to the three and nine months ended September 30, 2025, “third quarter of 2024” refers to the three and nine months ended September 30, 2024, and “2024” refers to the year ended December 31, 2024. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share figures)

	September 30, 2025	December 31, 2024 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$553	$2,546
Restricted cash	1,861	1,861
Accounts receivable, net	14,224	15,033
Prepaid expenses and other current assets	790	859
Total current assets	17,428	20,299
Property and equipment, net	61	69
Intangible assets, net	11,989	13,406
Goodwill	7,785	7,785
Operating lease right-of-use assets, net	195	253
Other long-term assets	159	158
Total assets	$37,617	$41,970

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$21,215	$22,667
Other current liabilities	3,081	4,401
Interest payable - Centre Lane Senior Secured Credit Facility - related party	-	21
Deferred revenue	5,296	2,883
Note payable - Centre Lane Senior Secured Credit Facility - related party (current)	5,120	3,808
Total current liabilities	34,712	33,780
Other long-term liabilities	52	169
Note payable - Centre Lane Senior Secured Credit Facility - related party (long-term)	76,117	71,043
Finance lease liabilities	-	20
Operating lease liabilities	103	185
Total liabilities	110,984	105,197

Stockholders' deficit:
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.01, 324,000,000 shares authorized, 180,347,712 and 177,464,827 issued, and 178,440,337 and 176,114,652 outstanding at September 30, 2025 and December 31, 2024, respectively	1,803	1,775
Treasury stock at cost, 1,907,375 and 1,350,175 shares at September 30, 2025 and December 31, 2024, respectively	(220)	(220)
Additional paid-in capital	101,975	101,798
Accumulated deficit	(177,002)	(166,857)
Accumulated other comprehensive income	77	277
Total stockholders' deficit	(73,367)	(63,227)
Total liabilities and stockholders' deficit	$37,617	$41,970

* Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share figures)

	Three Months Ended		Nine Months Ended

	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$13,940	$14,151	$43,538	$39,602
Cost of revenue	9,686	9,764	31,975	28,656
Gross margin	4,254	4,387	11,563	10,946
General and administrative expenses	4,099	4,414	12,644	14,966
Income (loss) from operations	155	(27)	(1,081)	(4,020)

Financing and other expense:
Other income	52	31	143	428
Interest expense - Centre Lane Senior Secured Credit Facility - related party	(3,034)	(3,250)	(9,189)	(9,602)
Interest expense - 10% convertible promissory notes - related party	-	-	-	(4)
Other interest expense	(6)	(10)	(18)	(32)
Total financing and other expense, net	(2,988)	(3,229)	(9,064)	(9,210)

Net loss before income tax	(2,833)	(3,256)	(10,145)	(13,230)
Income tax provision	-	-	-	-
Net loss	$(2,833)	$(3,256)	$(10,145)	$(13,230)

Foreign currency translation	(43)	(8)	(200)	64
Comprehensive loss	$(2,876)	$(3,264)	$(10,345)	$(13,166)

Net loss per common share:
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.08)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.08)

Weighted-average shares outstanding:
Basic	175,864,104	171,104,346	175,943,376	171,138,296
Diluted	175,864,104	171,104,346	175,943,376	171,138,296

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share figures)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2024 *	177,464,827	$1,775	(1,350,175)	$(220)	$101,798	$(166,857)	$277	$(63,227)

Net loss	-	-	-	-	-	(3,231)	-	(3,231)
Common stock issued for options exercised	50,400	1	-	-	1	-	-	2
Treasury stock	-	-	(200,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	37	-	-	37
Adjustment from foreign currency translation, net	-	-	-	-	-	-	42	42

Balance at March 31, 2025	177,515,227	$1,776	(1,550,175)	$(220)	$101,836	$(170,088)	$319	$(66,377)

Net loss	-	-	-	-	-	(4,081)	-	(4,081)
Stock-based compensation	-	-	-	-	34	-	-	34
Adjustment from foreign currency translation, net	-	-	-	-	-	-	(199)	(199)

Balance at June 30, 2025	177,515,227	$1,776	(1,550,175)	$(220)	$101,870	$(174,169)	$120	$(70,623)

Net loss	-	-	-	-		(2,833)	-	(2,833)
Common stock issued to Centre Lane Partners	2,832,485	27	-	-	78	-	-	105
Treasury stock	-	-	(357,200)	-	-	-	-	-
Stock-based compensation	-	-	-	-	27	-	-	27
Adjustment from foreign currency translation, net	-	-	-	-	-	-	(43)	(43)

Balance at September 30, 2025	180,347,712	$1,803	(1,907,375)	$(220)	$101,975	$(177,002)	$77	$(73,367)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2023 *	172,103,134	$1,721	(825,175)	$(220)	$101,405	$(149,833)	$262	$(46,665)

Net loss	-	-	-	-	-	(4,766)	-	(4,766)
Common stock issued for services rendered	279,452	3	-	-	13	-	-	16
Treasury stock	-	-	(525,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	65	-	-	65
Adjustment from foreign currency translation, net	-	-	-	-	-	-	34	34

Balance at March 31, 2024	172,382,586	$1,724	(1,350,175)	$(220)	$101,483	$(154,599)	$296	$(51,316)

Net loss	-	-	-	-	-	(5,208)	-	(5,208)
Common stock issued for options exercised	63,250	1	-	-	-		-	1
Stock-based compensation	-	-	-	-	70		-	70
Adjustment from foreign currency translation, net	-	-	-	-	-		38	38

Balance at June 30, 2024	172,445,836	$1,725	(1,350,175)	$(220)	$101,553	$(159,807)	$334	$(56,415)

Net loss	-	-	-	-	-	(3,256)	-	(3,256)
Common stock issued for options exercised	17,000	-	-	-	1	-	-	1
Stock-based compensation	-	-	-	-	57	-	-	57
Adjustment from foreign currency translation, net	-	-	-	-	-	-	(8)	(8)

Balance at September 30, 2024	172,462,836	$1,725	(1,350,175)	$(220)	$101,611	$(163,063)	$326	$(59,621)

*Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net loss	$(10,145)	$(13,230)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation expense	39	111
Interest paid-in-kind on Centre Lane Senior Secured Credit Facility - related party	7,000	6,906
Amortization of operating lease right-of-use assets	57	50
Amortization of debt discount	1,678	2,243
Amortization of intangible assets	1,416	1,442
Stock-based compensation	98	191
Common stock issued for services rendered	-	16
Common stock issued to Centre Lane Partners	105	-
Provision for (recovery of) credit losses	103	(9)
Changes in operating assets and liabilities:
Accounts receivable	706	2,287
Prepaid expenses and other assets	69	159
Operating lease liabilities	(69)	(36)
Accounts payable and accrued expenses	(1,649)	(543)
Other liabilities	(1,453)	(363)
Interest payable - Centre Lane Senior Secured Credit Facility - related party	(21)	165
Interest payable - 10% convertible promissory notes - related party	-	(39)
Deferred revenue	2,413	199
Net cash provided by (used in) operating activities	347	(451)

Cash flows from investing activities:
Purchase of property and equipment	(30)	(14)
Capitalization of website development costs	-	(86)
Net cash used in investing activities	(30)	(100)

Cash flows from financing activities:
Proceeds from stock option exercises	1	1
Principal payments on finance lease obligations	(16)	(13)
Repayment of principal on Centre Lane Senior Secured Credit Facility - related party	(2,292)	(879)
Repayment of principal on 10% convertible promissory notes - related party	-	(80)
Net cash used in financing activities	(2,307)	(971)
Effect of foreign exchange rates on cash	(3)	7
Net decrease in cash, cash equivalents, and restricted cash	(1,993)	(1,515)
Cash, cash equivalents, and restricted cash at the beginning of the period	4,407	4,001
Cash, cash equivalents, and restricted cash at the end of the period	$2,414	$2,486

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$553	$2,486
Restricted cash	1,861	-
Total cash, cash equivalents, and restricted cash	$2,414	$2,486

Supplemental disclosure of cash flow information:
Cash paid for interest	532	288
Interest paid-in-kind on Centre Lane Senior Secured Credit Facility - related party	7,000	6,906

Supplemental disclosure of non-cash investing and financing activities:
Agency and exit fees to Centre Lane for debt financing	8	672
Annual administration fee to Centre Lane for debt financing	35	35

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

September 30, 2025

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

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2024, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim consolidated financial statements should be read in conjunction with that report.

Going Concern and Liquidity

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $177.0 million as of September 30, 2025. Cash flows provided by (used in) operating activities were $347,000 and $(451,000) for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had approximately a $17.3 million working capital deficit, inclusive of $553,000 in cash and cash equivalents and $1.9 million in restricted cash.

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

September 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the United States, and other foreign countries in which the Company operates.

As of September 30, 2025 and December 31, 2024, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit in the amount of $249,000 as of September 30, 2025, and $2.3 million as of December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Company did not exceed the insurance limit of $31,000 for its international bank accounts.

Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company's financial condition, results of operations, and cash flows.

At September 30, 2025, and December 31, 2024, the Company had $553,000 and $2.5 million, respectively, in cash and cash equivalents.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash as a separate line item in the consolidated balance sheets. At September 30, 2025 and December 31, 2024, the Company had $1.9 million in restricted cash for both periods, which is designated specifically for settlement of a legal judgment. See Note 16, Commitments and Contingencies, to the unaudited consolidated financial statements.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2025 and December 31, 2024.

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

Significant estimates included in the accompanying consolidated financial statements include, valuation of goodwill and intangible assets, allowance for current expected credit losses, percentage of completion for revenue recognition, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, discount rates used in the valuation of right-of-use assets and lease liabilities, litigation reserves, the valuation of equity-based transactions, valuation of the Centre Lane Senior Secured Credit Facility carrying value regarding debt modification or extinguishment, and the valuation allowance on deferred tax assets. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.

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

September 30, 2025

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

The following tables provide information about concentrations that exceed 10% of revenue and accounts receivable for the period:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue Concentration
Customers exceeding 10% of revenue	2	1	1	1
Percentage of revenue:
Customer 1	11.7%	11.8%	14.4%	13.4%
Customer 2	10.3%	*	*	*
Total percentage of revenue	22.0%	11.8%	14.4%	13.4%

* Represents a customer revenue balance less than the 10% threshold.

	September 30, 2025	December 31, 2024
Accounts Receivable Concentration
Customers exceeding 10% of accounts receivable	2	3
Percentage of accounts receivable:
Customer 1	15.0%	13.5%
Customer 2	10.9%	*
Customer 3	*	11.1%
Customer 4	*	10.4%
Total percentage of accounts receivable	25.9%	35.0%

* Represents a customer accounts receivable balance less than the 10% threshold.

Effective Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard was effective January 1, 2024 (early adoption was permitted, but not earlier than January 1, 2021). This standard did not have an impact on our consolidated financial statements for the period ended September 30, 2025.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

For 2024 annual reporting, we adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This new standard requires an enhanced disclosure of significant segment expenses on an annual and interim basis, effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on our consolidated financial statements for the period ended September 30, 2025. Consistent with ASC 280, our Chief Financial Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our components are digital publishing, advertising technology, consumer insights, creative services, and media services. There are no segment managers who are held accountable by the Chief Financial Officer, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we determined we have one operating and reportable segment.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2025. The guidance should be applied on a prospective application, with retrospective application permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In July 2024, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. When applying the current expected credit loss model to current accounts receivable and contract assets arising from transactions accounted for under ASC 606, this standard provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Entities are required to disclose whether they have elected the practical expedient and should be applied prospectively. This guidance is effective for our Annual Report on Form 10-K for the year ended December 31, 2025. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides revised guidance aimed at refining how costs related to internal-use software are accounted for. The update removes the concept of distinct project phases and requires that capitalization of software costs begins when management authorizes and commits to funding a computer software project, and when there is a high likelihood the project will be completed and the software will be used to perform the function as intended. When assessing whether completion is probable, entities must carefully consider any substantial uncertainties in development. In addition, the guidance introduces a requirement to disclose capitalized software costs as part of property and equipment. The new standard will take effect in the first quarter of 2028, though early adoption is permitted at the start of any annual reporting period. Entities may adopt the guidance using prospective application, retrospective application, or a modified transition approach. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

	September 30, 2025	December 31, 2024
(in thousands)
Accounts receivable	$9,840	$12,460
Unbilled receivables (1)	4,522	2,698
	14,362	15,158
Less: allowance for current expected credit losses	(138)	(125)
Accounts receivable, net	$14,224	$15,033

(1) - Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoice to the customer.

Accounts receivable, net, at January 1, 2024 was $14.7 million.

Expected credit losses (recoveries) were approximately $24,000 and $5,000 for the three months ended September 30, 2025 and 2024, respectively, and $103,000 and $(9,000) for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	September 30, 2025	December 31, 2024
(in thousands)
Prepaid insurance (1)	$100	$358
Prepaid software	142	93
Deposits	159	158
Subscriptions	276	213
Other current assets (2)	272	195
Total prepaid costs and other assets	949	1,017
Less: other long-term assets	(159)	(158)
Prepaid expenses and other current assets	$790	$859

(1) - Includes approximately $0 and $291,000 which is being paid over a period of time and is included in accounts payable at September 30, 2025 and December 31, 2024, respectively.

(2) - Includes approximately $142,000 and $121,000 which is being paid over a period of time and is included in accounts payable at September 30, 2025 and December 31, 2024, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	Useful Life	September 30, 2025	December 31, 2024
(in thousands)
Computer equipment	3	$106	$76
Computer software	3	206	206
		312	282
Less: accumulated depreciation		(251)	(213)
Property and equipment, net		$61	$69

Depreciation and amortization expense for the three months ended September 30, 2025 and 2024, was $11,000 and $36,000, respectively, and $39,000 and $111,000 for the nine months ended September 30, 2025 and 2024, respectively. The amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 6 – INTANGIBLE ASSETS, NET

Website acquisitions, net, consisted of the following:

	September 30, 2025	December 31, 2024
(in thousands)
Website acquisition assets	$1,125	$1,125
Add: website development costs	96	96
	1,221	1,221
Less: accumulated amortization	(1,141)	(1,127)
Website acquisition assets, net	$80	$94

Other intangible assets, net, consisted of the following:

		September 30, 2025			December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Trade name	2 - 10	$8,380	$(4,262)	$4,118	$8,381	$(3,795)	$4,586
IP/technology	10	5,821	(2,871)	2,950	5,821	(2,575)	3,246
Customer relationships	5 - 10	13,380	(8,539)	4,841	13,380	(7,900)	5,480
Non-compete agreements	3 - 5	402	(402)	-	402	(402)	-
Other intangible assets, net		$27,983	$(16,074)	$11,909	$27,984	$(14,672)	$13,312

	September 30, 2025	December 31, 2024
(in thousands)
Website	$80	$94
Other intangible assets	11,909	13,312
Intangible assets, net	$11,989	$13,406

Amortization expense for the three months ended September 30, 2025 and 2024 was approximately $446,000 and $480,000, respectively, and $1.4 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows (in thousands):

Remainder of 2025	$447
2026	1,788
2027	1,788
2028	1,788
2029	1,785
Thereafter	4,393
Total expected amortization expense	$11,989

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 7 – GOODWILL

The following table represents the allocation of goodwill as of September 30, 2025, and December 31, 2024:

	Owned & Operated	Ad Network	Insights	Total
(in thousands)
December 31, 2024	$2,865	$4,013	$907	$7,785
Additions	-	-	-	-
Impairment	-	-	-	-
September 30, 2025	$2,865	$4,013	$907	$7,785

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

During the year ended December 31, 2024, an impairment assessment was performed on goodwill for the Ad Network, Owned & Operated and Insights reporting units. The assessment used a quantitative assessment, including consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our quantitative assessment concluded that it was more likely than not that the estimated fair value of the Ad Network, Owned & Operated and Insights reporting units exceeds their carrying amounts. Since the assets are considered recoverable, no impairment charge was recognized for the year ended December 31, 2024.

There was no triggering event or impairment for the nine months ended September 30, 2025.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
(in thousands)
Accounts payable (1)	$14,361	$14,428
Accrued wages, commissions, and bonus	541	527
Publisher cost	2,094	2,811
Professional fees	737	1,138
Subcontractor	3,242	3,438
Other	240	325
Total accounts payable and accrued expenses	$21,215	$22,667

(1) - Accounts payable includes $5.4 million and $5.2 million at September 30, 2025 and December 31, 2024, respectively, for Slutzky & Winshman Ltd. and Mediahouse Inc., whose operations were terminated during the year ended December 31, 2023. Accounts payable includes $299,000 and $266,000 at September 30, 2025 and December 31, 2024, respectively, for Wild Sky Media, Ltd., whose operations were terminated during the year ended December 31, 2024.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
(in thousands)
Current portion of long-term operating and financing leases	$117	$101
Dividend payable	691	691
Project advance expense (1)	(179)	1,546
Litigation reserves	2,499	2,224
Other current liabilities	5	8
Total other liabilities	3,133	4,570
Less: other long-term liabilities	(52)	(169)
Other current liabilities	$3,081	$4,401

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

Additional Draws

As of September 30, 2025, Centre Lane Partners had loaned the Company an additional $39.9 million through Amendments One through Eight (the “Second Out Loans”), Amendments Nine through Sixteen and Nineteen (the “First Out Loans”), and Amendments Seventeen and Twenty-One (the “Third Out Loans”) to provide liquidity to fund operations. The Nineteenth Amendment Term Loan had a maturity date of December 31, 2024, and the loan balance was repaid. The Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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
•
Changing the Second Out Loans PIK rate to the Term Secured Overnight Financing Rate ("SOFR") plus 3% and the Second Out Loans cash interest rate to 2%. At September 30, 2025, the SOFR floor was 5.00% per annum, thus the overall PIK rate on these facilities was 8.00%;
•
Changing the First Out Loans cash interest rate to the Term SOFR plus 2%. The overall PIK rate on these facilities was 7.00% at September 30, 2025;
•
Changing the Third Out Loans PIK rate to 15%;
•
Adjusting the amortization of the Second Out Loans such that quarterly installments of 1% of the aggregate principal amount (after giving effect to capitalized PIK interest) are paid for each quarter in 2025, and quarterly installments of 2% of the aggregate principal amount (after giving effect to capitalized PIK interest) are paid thereafter until maturity; and
•
Adjusting the amortization of the First Out Loans such that an installment of $700,000 was paid on March 31, 2025, and quarterly installments of $575,000 were to be paid thereafter until maturity.

Effective September 30, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Third Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on September 30, 2025, including the following temporary modifications:

•
Converting the First Out Loans cash interest due on September 30, 2025 to interest PIK;
•
Reducing the First Out Loans amortization payment from $575,000 to $250,000 due on September 30, 2025, with the difference deferred to the maturity date of the First Out Loans, which is December 20, 2026;
•
Incurring an amendment fee equal to 25 basis points of the First Out Loans, approximately $8,000, which was added to the principal balance of the First Out Loans as of September 30, 2025;
•
Converting the Second Out Loans cash interest due on September 30, 2025 to interest PIK; and
•
Deferring the Second Out Loans amortization payment due on September 30, 2025 to the maturity date of the Second Out Loans, which is December 20, 2026;
•
Following the payments made on September 30, 2025, all loan terms, including cash interest and PIK rates, will revert to the terms established under the Twenty-Second Amendment. Quarterly amortization payments will resume and become due commencing on December 31, 2025.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Also in connection with the Twenty-Third Amendment, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 1.5% of the fully-diluted pro forma ownership of the Company, or 2,832,485 shares of the common stock, to Centre Lane Partners. As of September 30, 2025, BV Agency, LLC, an affiliate of the lenders, and Centre Lane Partners owned approximately 14.8% and 10.1% of the Company’s outstanding common stock, respectively.

For the three and nine months ended September 30, 2025, the Company paid approximately $250,000 and $2.3 million toward the principal loan balance, respectively. For the three and nine months ended September 30, 2024, the Company paid $0 and $879,000 toward the principal loan balance, respectively. During the three and nine months ended September 30, 2025, the Company paid approximately $0 and $532,000 toward outstanding interest payable, respectively. During the three and nine months ended September 30, 2024, the Company paid approximately $150,000 and $288,000 toward outstanding interest payable, respectively.

At December 31, 2025, the total amount of principal repayment and interest due is approximately $1.2 million. At each of March 31, 2026, June 30, 2026, and September 30, 2026, the total amount of principal repayment and interest due is approximately $1.6 million. At December 31, 2026, the balance of approximately $90.5 million is due.

The below table summarizes the loan balances at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
(in thousands)
Note payable - Centre Lane Senior Secured Credit Facility - related party (current)	$5,120	$3,808
Note payable - Centre Lane Senior Secured Credit Facility - related party (net of discount)	76,117	71,043
Net principal	81,237	74,851
Add: debt discount	2,336	3,971
Outstanding principal	$83,573	$78,822

The below table summarizes the movement in the outstanding principal during the nine months ended September 30, 2025 and the year ended December 31, 2024:

	September 30, 2025	December 31, 2024
(in thousands)
Opening balance	$78,822	$70,228
Add:
Draws	-	1,861
Exit and other fees	43	505
Interest capitalized	7,000	9,353
	85,865	81,947
Less
Payments	(2,292)	(3,125)
Outstanding principal	$83,573	$78,822

Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services. The Centre Lane Senior Secured Credit Facility provides that this fee shall be, in all respects, fully earned, due and PIK by the Company on the effective date of the Centre Lane Senior Secured Credit Facility, and on each anniversary of the effective date during the term of the agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $210,000 and is included in outstanding principal. The administrative fee charged during the nine months ended September 30, 2025 and 2024 was $35,000 and $35,000, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Amendments to Centre Lane Senior Secured Credit Facility

Commencing April 2021, the Company and certain subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Facility. The Credit Agreement was amended a number of times to provide for additional loans used for working capital and acquisitions. In addition, as part of the transaction, there are exit fees (the "Exit Fees"), which are added and capitalized to the principal amount of the original loan. As of September 30, 2025, there were 23 amendments to the Credit Agreement.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The below table summarizes the amendments that were executed by the Company from the inception of the facility to September 30, 2025 (in thousands, except for share data):

Amendment No.		Date	Draw	Repayment Date	Interest Rate Paid-in-Kind	a	Interest Rate Cash	a	Amendment Fee	b	Common Stock Issued	Accounting Impact
(in thousands, except share data)
1		4/26/2021	$-	12/20/2026	8.00%		2.00%		$-		150,000	Extinguishment	c
2		5/26/2021	1,500	12/20/2026	8.00%		2.00%		750		3,000,000	Modification	c
3		8/12/2021	500	12/20/2026	8.00%		2.00%		250		2,000,000	Modification	c
4		8/31/2021	1,100	12/20/2026	8.00%		2.00%		550		-	Modification	c
5		10/8/2021	725	12/20/2026	8.00%		2.00%		363		-	Extinguishment	c
6		11/5/2021	800	12/20/2026	8.00%		2.00%		800		7,500,000	Modification	c
7		12/23/2021	500	12/20/2026	8.00%		2.00%		500		-	Modification	c
			$5,125						$3,213		12,650,000

8		1/26/2022	350	12/20/2026	8.00%		2.00%		350		-	Modification	c
9		2/11/2022	250	12/20/2026	0.00%		7.00%		13		-	Modification	d
10		3/11/2022	300	12/20/2026	0.00%		7.00%		15		-	Modification	d
11		3/25/2022	500	12/20/2026	0.00%		7.00%		25		-	Modification	d
12		4/15/2022	450	12/20/2026	0.00%		7.00%		23		-	Modification	d
13		5/10/2022	500	12/20/2026	0.00%		7.00%		25		-	Modification	d
14		6/10/2022	350	12/20/2026	0.00%		7.00%		18		-	Modification	d
15		7/8/2022	350	12/20/2026	0.00%		7.00%		(58)		-	Modification	d
			$3,050						$411		-

16		2/10/2023	1,500	12/20/2026	0.00%		7.00%		75		-	Modification	d
17	f	4/20/2023	26,316	12/20/2026	15.00%		0.00%		708		21,401,993	Extinguishment	e
19		7/28/2023	2,000	12/31/2024	0.00%		7.00%		100		-	Modification	d
			$29,816						$883		21,401,993

20		6/5/2024	-	12/20/2026	0.00%		0.00%		472		-	Modification	g
21	f	12/26/2024	1,861	12/20/2026	15.00%		0.00%		-		5,001,991	Modification	e
			$1,861						$472		5,001,991

23		9/30/2025	-	12/20/2026	0.00%		0.00%		8		2,832,485	Modification	g
			$-						$8		2,832,485
			$39,852						$4,987		41,886,469

a) - New rates in effect in connection with Amendment Twenty-Two.

b) - Added and capitalized to the principal amount of the original loan.

c) - Second Out Loans.

d) - First Out Loans.

e) - Third Out Loans.

f) - There was no impact on principal or interest and no fees incurred by the Company under Amendments Eighteen and Twenty-Two, thus they are excluded from the table.

g) - There was no loan draw under Amendments Twenty and Twenty-Three, thus no interest rates were incurred. Amendments Twenty and Twenty-Three adjusted the existing outstanding loan terms, thus the balances of the interest rate PIK and interest rate cash are 0.00%.

Our debt financing arrangements, including long-term debt, expose us to counterparty credit risk as they are solely with a single related party lender. We manage this risk by closely monitoring the related party's financial stability and ensuring it maintains a strong credit rating. No other financial institutions are involved in our debt obligations. As of September 30, 2025 and December 31, 2024, the carrying value of the Centre Lane Senior Secured Credit Facility was $81.2 million and $74.9 million, respectively, net of unamortized debt discount of $2.3 million and $4.0 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

During the three and nine months ended September 30, 2025, the Company recorded amortization of debt discount of $489,000 and $1.7 million, respectively, on the Centre Lane Senior Secured Credit Facility. Amortization of debt discount for the three and nine months ended September 30, 2024, was $691,000 and $2.2 million, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Interest expense for the three and nine months ended September 30, 2025 and 2024, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(in thousands)
Interest expense	$2,545	$2,559	$7,511	$7,359
Amortization	489	691	1,678	2,243
Total interest expense	$3,034	$3,250	$9,189	$9,602

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

At September 30, 2025 and December 31, 2024, the operating lease right-of-use asset was $195,000 and $253,000, respectively, and is included under assets on the consolidated balance sheets.

At September 30, 2025 and December 31, 2024, the operating lease right-of-use liability was $182,000 and $252,000, respectively, including the current portion of $91,000 and $79,000, respectively, and is included under liabilities on the consolidated balance sheets.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $47,000 and $43,000 for the three months ended September 30, 2025 and 2024, respectively. Operating lease expense was approximately $139,000 and $128,000 for the nine months ended September 30, 2025 and 2024, respectively.

The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and are recognized in rent expense when incurred and not included in the measurement of the lease liability.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Operating Lease Subleases

On April 14, 2024 and July 1, 2024, the Company entered into two sublease agreements for its Boca Raton corporate office suites. The subleases continue for the remaining term on the initial lease agreement of three years with no option to extend. The aggregate minimum annual rental income under the subleases is approximately $137,000 with 3% escalations per annum. The Company retains the ability to use the address as its corporate office.

At September 30, 2025 and December 31, 2024, the operating lease subleases right-of-use liability was $12,000, and is included as an offset to right-of-use assets within other non-current liabilities on the consolidated balance sheet.

Operating lease sublease income was approximately $34,000 and $35,000 for the three months ended September 30, 2025 and 2024, respectively. Operating lease sublease income was approximately $102,000 and $55,000 for the nine months ended September 30, 2025 and 2024, respectively.

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years.

At September 30, 2025 and December 31, 2024, finance lease asset was $26,000 and $42,000, respectively, and is included under assets on the consolidated balance sheets.

At September 30, 2025 and December 31, 2024, finance lease liability was $26,000 and $42,000, respectively, including the current portion of $26,000 and $22,000, respectively, and is included under liabilities on the consolidated balance sheets.

Finance lease expense for the three months ended September 30, 2025 was $7,300, inclusive of interest of $1,600 and amortization of $5,700, and $21,600 for the nine months ended September 30, 2025, inclusive of interest of $5,500 and amortization of $16,100. Finance lease expense for the three months ended September 30, 2024 was $7,200, inclusive of interest of $2,600 and amortization of $4,600, and $21,700 for the nine months ended September 30, 2024, inclusive of interest of $8,600 and amortization of $13,100.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

As of September 30, 2025 and December 31, 2024, the asset and lease liability for the operating and finance lease are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
(in thousands)
Assets:
Total operating lease right-of-use asset	$195	$253
Total finance lease asset (1)	$26	$42

Liabilities:
Operating lease liability, current	$91	$79
Operating sublease liability, net of current portion	12	12
Operating lease liability, net of current portion	91	173
Total operating lease liability	$194	$264

Finance lease liability, current	$26	$22
Finance lease liability, net of current portion	-	20
Total finance lease liability	$26	$42

Weighted-average remaining lease term (in years):
Operating lease	2.00	2.75
Finance lease	1.00	1.75

Weighted-average discount rate:
Operating lease	14.39%	14.39%
Finance lease	21.12%	21.12%

(1) - Finance lease represents computer software, see Note 5, Property and Equipment, Net, to the Company's consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 13 – REVENUE RECOGNITION

The following table represents our revenue disaggregated by type:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(in thousands)
Revenue:
Digital publishing	$280	$519	$1,222	$1,468
Advertising technology	5,073	4,661	14,419	10,874
Consumer insights	6,362	6,765	20,733	20,132
Creative services	1,497	1,616	4,725	5,332
Media services	728	590	2,438	1,796
Total revenue	$13,940	$14,151	$43,538	$39,602

Geographic Information

Revenue by geography is based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% of total revenue for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, and December 31, 2024, approximately 100% of our long-lived assets, including websites and other intangible assets used in revenue generation, were attributable to operations in the United States.

Deferred Revenue

The movement in deferred revenue during the nine months ended September 30, 2025 and the year ended December 31, 2024 comprised the following:

	September 30, 2025	December 31, 2024
(in thousands)
Deferred revenue at the start of the period	$2,883	$4,569
Amounts invoiced during the period	45,951	40,529
Less: revenue recognized during the period	(43,538)	(42,215)
Deferred revenue at the end of the period	$5,296	$2,883

NOTE 14 – STOCK-BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board of Directors adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “2022 Stock Option Plan”). The 2022 Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the 2022 Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of September 30, 2025, 12,283,017 shares were remaining under the 2022 Stock Option Plan for future issuance.

Options

As of September 30, 2025, options to purchase 10,216,983 shares of common stock were outstanding, in the aggregate, under the Company's 2013 Stock Option Plan, 2015 Stock Option Plan, 2019 Stock Option Plan, and the 2022 Stock Option Plan at a weighted-average exercise price of $0.10 per share. No further grants can be made under any of the Company's stock option plans other than the 2022 Stock Option Plan.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Compensation expense recorded in connection with the 2022 Stock Option Plan was $27,000 and $57,000 for the three months ended September 30, 2025 and 2024, respectively, and $98,000 and $191,000 for the nine months ended September 30, 2025 and 2024, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

The following table presents the activity of the Company’s outstanding common stock options for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Common stock options:
Balance outstanding at December 31, 2024	10,459,033	$0.10	8.0	$79
Granted	400,000	$0.04	-	$1
Exercised	(50,400)	$-	-	$-
Forfeited	(444,150)	$0.08	-	$0
Expired	(147,500)	$0.17	-	$0
Balance outstanding at September 30, 2025	10,216,983	$0.10	7.3	$89
Exercisable at September 30, 2025	5,936,294	$0.12	6.9	$68
Unvested at September 30, 2025	4,280,689	$0.07	7.8	$20

During the nine months ended September 30, 2025, 400,000 options were issued. During the nine months ended September 30, 2024, 219,673 options were issued.

As of September 30, 2025, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $110,000 to be recognized through July 2027.

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

The following table provides the weighted-average assumptions used in determining the fair value of the stock option awards for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024

Expected life (years)	5.50 yrs	0 yrs
Expected volatility	448.88%	0.00%
Risk-free interest rate	4.40%	0.00%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

During the year ended December 31, 2024, an impairment assessment was performed on goodwill for the Ad Network, Owned & Operating and Insights reporting units. The assessment used a quantitative assessment, including consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our quantitative assessment concluded that it was more likely than not that the estimated fair value of the Ad Network, Owned & Operating and Insights reporting units exceeds its carrying amount. Since the assets are considered recoverable, no impairment charge was recognized for the year ended December 31, 2024.

There was no triggering event or impairment for the nine months ended September 30, 2025.

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

The Company utilizes a third-party valuation company to calculate the present value of the cash flows under the terms of each new amendment and determines if it was substantially different by at least 10% from the present value of the remaining cash flow of the original debt instrument. Amendments Twenty-Two and Twenty-Three were considered modifications. For further information on modifications and extinguishments, see the amendments table within Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending acquisition of Big Village Insights, Inc. and Big Village Agency, LLC (together, the "Big Village Acquisition"). Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. On November 27, 2024, the District Court entered a judgment in favor of Ladenburg and against the Company granting damages of $1.7 million to Ladenburg. On December 26, 2024, the Company filed a motion with the District Court requesting that the District Court reconsider its judgment. This motion was denied on January 30, 2025. Also on December 26, 2024, the Company and its subsidiaries entered into the Twenty-First Amendment to the Credit Agreement with Centre Lane Partners for the purpose of securing a bond to stay execution of the judgment. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements. The Company obtained the bond and a stay of execution of the judgment was granted on February 3, 2025. On May 9, 2025, the Company appealed to the United States Court of Appeals for the Eleventh Circuit. Ladenburg filed a response on July 9, 2025, and the Company accrued an additional $242,000 to cover fees related to this matter. The Company replied to Ladenburg's response on August 29, 2025. The matter is now fully briefed for the appellate court. The outcome of this matter is not determinable as of the date of issuance of these consolidated financial statements.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

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

There were no shares of preferred stock issued or outstanding at September 30, 2025, and December 31, 2024.

At September 30, 2025 and December 31, 2024, there was an accrued unpaid preference dividend of $691,000. This amount is payable to the Company's former Chairman of the Board, Mr. Kip Speyer, and is included under other current liabilities in the consolidated balance sheets.

Common Stock

Shares of Common Stock under the 2022 Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of September 30, 2025, 12,283,017 shares were remaining under the 2022 Stock Option Plan for future issuance.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Issue of Common Stock

During the three and nine months ended September 30, 2025, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	Shares (#)	Value	Shares (#)	Value

Common stock issued to Centre Lane related to debt financing	2,832,485	$105	2,832,485	$105
Common stock issued for options exercised	-	$-	50,400	$2
Shares of common stock issued, net	2,832,485	$105	2,882,885	$107

During the three and nine months ended September 30, 2024, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Shares (#)	Value	Shares (#)	Value

Common stock issued for options exercised	17,000	$1	80,250	$2
Common stock issued for services rendered	-	$-	279,452	$16
Shares of common stock issued, net	17,000	$1	359,702	$18

Treasury Stock

During the nine months ended September 30, 2025, two shareholders relinquished 557,200 shares of the Company's common stock, which were acquired by the Company at no cost to the Company. A total of 1,907,375 shares of the Company's common stock, with a value of $220,000, are being held as Treasury Stock by the Company.

Warrants

At September 30, 2025 and December 31, 2024, we had 175,000 and 10,573,700 common stock warrants outstanding to purchase shares of our common stock, respectively, with exercise prices ranging between $0.75 and $1.00 per share. Of the 175,000 common stock warrants outstanding at September 30, 2025, all 175,000 will expire in 2030.

Approximately 4,256,200 and 10,398,700 common stock warrants expired during the three and nine months ended September 30, 2025, respectively, and 660,720 and 3,153,470 common stock warrants expired during the three and nine months ended September 30, 2024, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

A summary of the Company’s warrants outstanding as of September 30, 2025 and December 31, 2024, is presented below.

September 30, 2025
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised, in thousands)
$0.75	-	$-
$1.00	175,000	$175
	175,000	$175

December 31, 2024
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised, in thousands)
$0.75	10,398,700	$7,799
$1.00	175,000	$175
	10,573,700	$7,974

NOTE 18 – LOSS PER SHARE

As of September 30, 2025 and 2024, there were 180,347,712 and 172,462,836 shares of common stock issued, respectively, and 178,440,337 and 171,112,661 shares of common stock outstanding, respectively. Outstanding shares as of September 30, 2025 and 2024, have been adjusted to reflect 1,907,375 and 1,350,175 treasury shares, respectively.

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

The following tables reconcile actual basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(in thousands, except per share data)
Numerator:
Net loss	$(2,833)	$(3,256)	$(10,145)	$(13,230)
Denominator:
Weighted-average common shares outstanding:
Basic	175,864,104	171,104,346	175,943,376	171,138,296
Diluted	175,864,104	171,104,346	175,943,376	171,138,296
Net loss per common share
Basic	$(0.02)	$(0.02)	$(0.06)	$(0.08)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.08)

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three and nine months ended September 30, 2025 and 2024 were as follows:

	September 30, 2025	September 30, 2024
Shares unvested and subject to exercise of stock options	10,216,983	10,349,033
Shares subject to exercise of warrants	175,000	18,208,596

NOTE 19 – RELATED PARTIES

Centre Lane Partners

Centre Lane Partners has provided, and continues to provide, funding to assist the Company with its liquidity needs through the Centre Lane Senior Secured Credit Facility.

In connection with the Twenty-First Amendment, on December 26, 2024, the Company issued 5,001,991 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. In connection with the Twenty-Third Amendment, on September 30, 2025, the Company issued an additional 2,832,485 shares of common stock of the Company to Centre Lane Partners.

BV Agency, LLC, and Centre Lane Partners own approximately 14.8% and 10.1% of the Company’s outstanding common stock, respectively.

SEC rules define a related party as including (i) any director or executive officer of the Company, or any immediate family member thereof, (ii) any director nominee, or any immediate family member thereof, and (iii) a 5% or greater shareholder of the Company, or any immediate family member thereof. As a result, BV Agency, LLC, and Centre Lane Partners together are considered to be related parties of the Company. Through September 30, 2025, the Company has entered into 23 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $83.6 million and $78.8 million as of September 30, 2025 and December 31, 2024, respectively. See Note 10, Centre Lane Senior Secured Credit Facility, to the Company’s consolidated financial statements for details on this facility.

Preferred Stock

At September 30, 2025 and December 31, 2024, there was an accrued unpaid preference dividend of $691,000. This amount is payable to the Company's former Chairman of the Board, Mr. Kip Speyer.

NOTE 20 – INCOME TAXES

The Company recorded a tax provision of $0 for the three and nine months ended September 30, 2025 and 2024, due in large part to its expected tax losses for the period and maintained a full valuation allowance against its net deferred tax assets.

At September 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and nine months ended September 30, 2025 and 2024.

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

Limited Number of Customers. During the nine months ended September 30, 2025 one customer represented 14.4% of revenue. During the nine months ended September 30, 2024 one customer represented 13.4% of revenue. The loss of this customer could have a material adverse impact on our results of operations in future periods.

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

As regulatory concerns accelerate the impact on existing industry standards, companies are actively seeking new methods to finely tailor their messages to target audiences. Tech companies will be limited in how they monetize personal information for advertising purposes. This trend is exemplified by two imminent developments: (1) the anticipated erosion of Google's third-party cookies, and (2) the data security measures integrated into Apple iPhones. Consequently, companies must explore innovative methods to better understand their target audiences and have the tools to effectively engage with them.

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Revenue	$13,940	$14,151	$43,538	$39,602
Cost of revenue	9,686	9,764	31,975	28,656
Gross margin	4,254	4,387	11,563	10,946
General and administrative expenses	4,099	4,414	12,644	14,966
Financing and other expense, net	(2,988)	(3,229)	(9,064)	(9,210)
Net loss	$(2,833)	$(3,256)	$(10,145)	$(13,230)

Adjusted EBITDA (loss) (1)	$1,331	$804	$1,930	$(1,274)

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
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

Revenue decreased by $211,000, or 1%, for the three months ended September 30, 2025, compared to the same period in 2024. Revenue increased by $3.9 million, or 10%, for the nine months ended September 30, 2025, compared to the same period in 2024. See below for a detailed analysis of revenue for the three and nine months ended September 30, 2025, and 2024.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers, and sales commission.

Cost of revenue decreased by $78,000, or 1%, for the three months ended September 30, 2025 compared to the same period in 2024. Cost of revenue increased by $3.3 million, or 12%, for the nine months ended September 30, 2025, compared to the same period in 2024. See below for a detailed analysis of cost of revenue for the three and nine months ended September 30, 2025, and 2024.

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

General and administrative expenses decreased by $315,000, or 7%, for the three months ended September 30, 2025 compared to the same period in 2024. General and administrative expenses decreased by $2.3 million, or 16%, for the nine months ended September 30, 2025, compared to the same period in 2024. See below for a detailed analysis of general and administrative expenses for the three and nine months ended September 30, 2025 and 2024.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net loss for the quarter ended September 30, 2025 was $2.8 million as compared to a net loss of $3.3 million for the same period in 2024. The following is our analysis for the period:

	Three Months Ended September 30,
	2025	2024	Change
(in thousands)
Revenue	$13,940	$14,151	$(211)	-1%
Cost of revenue	9,686	9,764	(78)	-1%
Gross margin	4,254	4,387	(133)	-3%
General and administrative expenses	4,099	4,414	(315)	-7%
Income (loss) from operations	155	(27)	182	-674%
Financing and other expense, net	(2,988)	(3,229)	241	-7%
Net loss	$(2,833)	$(3,256)	$423	-13%

Gross margin percentage	31%	31%		0%

Revenue

Our revenue decreased by $211,000, or 1%, for the three months ended September 30, 2025, compared to the same period in 2024. The Company focuses on digital publishing, advertising technology, consumer insights, creative services, and media services. Changes in revenue generated by each such division are set forth below:

	Three Months Ended September 30,
	2025	2024	Change
(in thousands)
Digital publishing	$280	$519	$(239)	-46%
Advertising technology	5,073	4,661	412	9%
Consumer insights	6,362	6,765	(403)	-6%
Creative services	1,497	1,616	(119)	-7%
Media services	728	590	138	23%
	$13,940	$14,151	$(211)	-1%

Digital Publishing

Digital publishing revenue decreased by $239,000, or 46%, for the three months ended September 30, 2025, compared to the same period in 2024. Approximately $280,000, or 2%, of the Company’s revenue for the three months ended September 30, 2025, was generated from our digital publishing customers, compared to $519,000, or 4%, for the same period in 2024. This division was significantly impacted by macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns.

Advertising Technology

Advertising technology revenue increased by $412,000, or 9%, for the three months ended September 30, 2025, compared to the same period in 2024. Approximately $5.1 million, or 36%, of the Company’s revenue for the three months ended September 30, 2025, was generated from our advertising technology customers compared to $4.7 million, or 33%, for the same period in 2024. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue decreased by $403,000, or 6%, for the three months ended September 30, 2025, compared to the same period in 2024. Approximately $6.4 million, or 46%, of the Company’s revenue for the three months ended September 30, 2025 was generated from our consumer insights customers compared to $6.8 million, or 48%, for the same period in 2024.

Creative Services

Creative services revenue decreased by $119,000, or 7%, for the three months ended September 30, 2025, compared to the same period in 2024. Approximately $1.5 million, or 11%, of the Company’s revenue for the three months ended September 30, 2025, was generated from our creative services customers compared to $1.6 million, or 11% for the same period in 2024.

Media Services

Media services revenue increased by $138,000, or 23%, for the three months ended September 30, 2025, compared to the same period in 2024. Approximately $728,000, or 5%, of the Company’s revenue for the three months ended September 30, 2025, was generated from our media services customers compared to $590,000, or 4%, for the same period in 2024. This increase was primarily related to the timing of customer needs.

Cost of Revenue

	Three Months Ended September 30,
	2025	2024	Change
(in thousands)
Direct salaries and labor costs	$1,546	$1,541	$5	0%
Direct project costs	2,389	3,002	(613)	-20%
Non-direct project costs	1,526	1,755	(229)	-13%
Publisher costs	3,739	3,023	716	24%
Content creation	147	174	(27)	-16%
Sales commissions	239	309	(70)	-23%
Other	100	(40)	140	-350%
	$9,686	$9,764	$(78)	-1%

Cost of revenue decreased by $78,000, or 1%, for the three months ended September 30, 2025, compared to the same period for 2024. This decrease is due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost remained consistent, with a slight increase of $5,000 for the three months ended September 30, 2025, when compared to the same period in 2024. Approximately $1.5 million, or 16%, of the Company's cost of revenue for the three months ended September 30, 2025, was a result of direct salaries and labor cost compared to $1.5 million, or 15%, for the same period in 2024. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative services, and media services divisions.

Direct Project Cost

Direct project cost decreased by $613,000, or 20%, for the three months ended September 30, 2025 when compared to the same period in 2024. Approximately $2.4 million, or 25%, of the Company's cost of revenue for the three months ended September 30, 2025, was a result of direct project cost compared to $3.0 million, or 31%, during the same period in 2024. This decrease was consistent with the decrease in revenue from our consumer insights division. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative services, and media services divisions.

Non-Direct Project Cost

Non-direct project cost decreased by $229,000, or 13%, for the three months ended September 30, 2025 when compared to the same period in 2024. Approximately $1.5 million, or 16%, of the Company's cost of revenue for the three months ended September 30, 2025, was a result of non-direct project cost compared to $1.8 million, or 18%, for the same period in 2024. This decrease is related to our continued efforts to decrease headcount. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights, creative services, and media services divisions.

Publisher Cost

Publisher cost was $3.7 million, which represents 39% of overall cost of revenue, and $3.0 million, or 31%, of overall cost of revenue, for the three months ended September 30, 2025 and 2024, respectively. We experienced an increase of $716,000, or 24%, for the three months ended September 30, 2025, compared to the same period in 2024. In 2024, we ran political campaigns with margins better than our average. We did not run similar campaigns in 2025, and as a result, in 2025 our margins were lower. In 2025, we have had higher costs with publishers in connection with the revenue obtained from ad sales. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was $4.3 million and $4.4 million for the three months ended September 30, 2025 and 2024, respectively. Our gross margin decreased by $133,000, or 3%, for the three months ended September 30, 2025, when compared to the same period of 2024. Gross margin as a percentage of revenue remained consistent at 31% for the three months ended September 30, 2025 and 2024.

General and Administrative Expenses

	Three Months Ended September 30,
	2025	2024	Change
(in thousands)
Personnel costs	$1,650	$1,920	$(270)	-14%
Legal fees	460	158	302	191%
Professional fees	884	799	85	11%
Insurance	130	193	(63)	-33%
Depreciation	11	36	(25)	-69%
Amortization	446	480	(34)	-7%
Website expenses	198	351	(153)	-44%
Data processing	170	262	(92)	-35%
Other	150	215	(65)	-30%
	$4,099	$4,414	$(315)	-7%

Gross margin as a percentage of general and administrative expense	104%	99%		5%

General and administrative expenses decreased by $315,000, or 7%, for the three months ended September 30, 2025, compared to the same period in 2024. The decrease is due to a combination of factors as discussed below:

Personnel Cost

Personnel cost decreased by $270,000, or 14%, for the three months ended September 30, 2025, compared to the same period in 2024. This change was mainly driven by a decrease in the Company's head count by a net change of 28 employees. The Company employee's headcount was 113 and 141 at September 30, 2025 and 2024, respectively.

Legal Fees

Legal fees increased by $302,000, or 191%, for the three months ended September 30, 2025, compared to the same period in 2024. This increase was due largely to payments made as part of the ongoing litigation with Ladenburg. See Note 16, Commitments and Contingencies, to the consolidated financial statements.

Website Expenses

Website expenses decreased by $153,000, or 44%, for the three months ended September 30, 2025, compared to the same period in 2024. This decrease was related to a reclassification of certain components of software costs from website expenses to cost of revenue.

Financing Expense (Income)

	Three Months Ended September 30,
	2025	2024	Change
(in thousands)
Interest expense	$3,040	$3,261	$(221)	-7%
Other expense (income)	(52)	(31)	(21)	68%
Total financing and other expense, net	$2,988	$3,230	$(242)	-7%

Financing and other expense, net, decreased by $242,000, or 7%, for the three months ended September 30, 2025, compared to the same period in 2024. This decrease is related to a decrease in interest paid under the Centre Lane Senior Secured Credit Facility due to greater capitalization of interest in the current year. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net loss for the nine months ended September 30, 2025 was $10.1 million as compared to a net loss of $13.2 million for the same period in 2024. The following is our analysis for the period:

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands)
Revenue	$43,538	$39,602	$3,936	10%
Cost of revenue	31,975	28,656	3,319	12%
Gross margin	11,563	10,946	617	6%
General and administrative expenses	12,644	14,966	(2,322)	-16%
Loss from operations	(1,081)	(4,020)	2,939	-73%
Financing and other expense, net	(9,064)	(9,210)	146	-2%
Net loss	$(10,145)	$(13,230)	$3,085	-23%

Gross margin percentage	27%	28%		-1%

Revenue

Our revenue increased by $3.9 million, or 10%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase in revenue was largely attributable to our advertising technology division. The Company focuses on digital publishing, advertising technology, consumer insights, creative services, and media services. Changes in revenue generated by each such division are set forth below:

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands)
Digital publishing	$1,222	$1,468	$(246)	-17%
Advertising technology	14,420	10,874	3,546	33%
Consumer insights	20,733	20,132	601	3%
Creative services	4,725	5,332	(607)	-11%
Media services	2,438	1,796	642	36%
	$43,538	$39,602	$3,936	10%

Digital Publishing

Digital publishing revenue decreased by $246,000, or 17%, for the nine months ended September 30, 2025, compared to the same period in 2024. Approximately $1.2 million, or 3%, of the Company’s revenue for the nine months ended September 30, 2025 was generated from our digital publishing customers, compared to $1.5 million, or 4%, for the same period in 2024.

Advertising Technology

Advertising technology revenue increased by $3.5 million, or 33%, for the nine months ended September 30, 2025, compared to the same period in 2024. Approximately $14.4 million, or 33%, of the Company’s revenue for the nine months ended September 30, 2025 was generated from our advertising technology customers compared to $10.9 million, or 28%, for the same period in 2024. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn has allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue increased by $601,000, or 3%, for the nine months ended September 30, 2025, compared to the same period in 2024. Approximately $20.7 million, or 48%, of the Company’s revenue for the nine months ended September 30, 2025 was generated from our consumer insights customers compared to $20.1 million, or 51%, for the same period in 2024.

Creative Services

Creative services revenue decreased by $607,000, or 11%, for the nine months ended September 30, 2025, compared to the same period in 2024. Approximately $4.7 million, or 11%, of the Company’s revenue for the nine months ended September 30, 2025 was generated from our creative services customers compared to $5.3 million, or 13% for the same period in 2024. This decrease was primarily related to a decrease in the number of projects for smaller tier revenue customers.

Media Services

Media services revenue increased by $642,000, or 36%, for the nine months ended September 30, 2025, compared to the same period in 2024. Approximately $2.4 million, or 6%, of the Company’s revenue for the nine months ended September 30, 2025 was generated from our media services customers compared to $1.8 million, or 5%, for the same period in 2024. This increase was primarily related to the timing of customer needs and the moving of certain projects from year-end 2024 to the first three quarters of 2025.

Cost of Revenue

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands)
Direct salaries and labor costs	$5,223	$5,617	$(394)	-7%
Direct project costs	10,934	9,201	1,733	19%
Non-direct project costs	3,678	5,459	(1,781)	-33%
Publisher costs	10,464	7,121	3,343	47%
Content creation	548	527	21	4%
Sales commissions	814	656	158	24%
Other	314	75	239	319%
	$31,975	$28,656	$3,319	12%

Cost of revenue increased by $3.3 million, or 12%, for the nine months ended September 30, 2025, compared to the same period for 2024. This increase is due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost decreased by $394,000, or 7%, for the nine months ended September 30, 2025, when compared to the same period in 2024. Approximately $5.2 million, or 16%, of the Company's cost of revenue for the nine months ended September 30, 2025 was a result of direct salaries and labor cost compared to $5.6 million, or 22% for the same period in 2024. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative services, and media services divisions.

Direct Project Cost

Direct project cost increased by $1.7 million, or 19%, for the nine months ended September 30, 2025, when compared to the same period in 2024. Approximately $10.9 million, or 34%, of the Company's cost of revenue for the nine months ended September 30, 2025 was a result of direct project cost compared to $9.2 million, or 32%, during the same period in 2024. This increase was related to an increase in customer contracts. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative services, and media services divisions.

Non-Direct Project Cost

Non-direct project cost was $3.7 million, or 12%, of the Company's cost of revenue for the nine months ended September 30, 2025, compared to $5.5 million, or 19%, for the same period in 2024. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights, creative services, and media services divisions. The decrease of $1.8 million is related to our continued efforts to decrease headcount.

Publisher Cost

Publisher cost was $10.5 million, which represents 33% of overall cost of revenue, and $7.1 million, or 25%, of overall cost of revenue, for the nine months ended September 30, 2025 and 2024, respectively. We experienced an increase of $3.3 million, or 47%, for the nine months ended September 30, 2025, compared to the same period in 2024. In 2024, we ran political campaigns with margins better than our average. We did not run similar campaigns in 2025, and as a result, in 2025 our margins were lower. In 2025, we have had higher costs with publishers in connection with the revenue obtained from ad sales. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was $11.6 million and $10.9 million for the nine months ended September 30, 2025 and 2024, respectively. Our gross margin increased $617,000, or 6%, for the nine months ended September 30, 2025, when compared to the same period of 2024. Gross margin as a percentage of revenue decreased to 27% for the nine months ended September 30, 2025, compared to 28% for the same period of 2024 due to the higher cost of revenue.

General and Administrative Expenses

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands)
Personnel costs	$5,298	$6,797	$(1,499)	-22%
Legal fees	1,115	946	169	18%
Professional fees	2,472	2,401	71	3%
Insurance	392	607	(215)	-35%
Depreciation	39	111	(72)	-65%
Amortization	1,416	1,442	(26)	-2%
Website expenses	675	1,027	(352)	-34%
Data processing	615	972	(357)	-37%
Other	622	663	(41)	-6%
	$12,644	$14,966	$(2,322)	-16%

Gross margin as a percentage of general and administrative expense	91%	73%		18%

General and administrative expenses decreased by $2.3 million, or 16%, for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease is due to a combination of factors as discussed below:

Personnel Cost

Personnel cost decreased by $1.5 million, or 22%, for the nine months ended September 30, 2025, compared to the same period in 2024. This change was mainly driven by a decrease in the Company's head count by a net change of 28 employees. The Company employee's headcount was 113 and 141 at September 30, 2025 and 2024, respectively.

Insurance Cost

Insurance cost decreased by $215,000, or 35%, compared to the same period in 2024. This change was mainly driven by a reform of the Company's management liability insurance program, including changes to insurance providers, resulting in a decrease in premiums from the prior year.

Legal Fees

Legal fees increased by $169,000, or 18%, for the nine months ended September 30, 2025, compared to the same period in 2024. This increase was due largely to payments made as part of the ongoing litigation with Ladenburg. See Note 16, Commitments and Contingencies, to the consolidated financial statements.

Website Expenses

Website expenses decreased by $352,000, or 34%, for the nine months ended September 30, 2025, compared to the same period in 2024. This decrease was related to a reclassification of certain components of software costs from website expenses to cost of revenue.

Data Processing

Data processing decreased by $357,000, or 37%, for the nine months ended September 30, 2025, compared to the same period in 2024. This reduction was due largely to the reclassification of certain components of data processing costs from data processing to website expenses.

Financing Expense (Income)

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands)
Interest expense	$9,207	$9,638	$(431)	-4%
Other expense (income)	(143)	(428)	285	-67%
Total financing and other expense, net	$9,064	$9,210	$(146)	-2%

Financing and other expense, net, decreased by $146,000, or 2%, for the nine months ended September 30, 2025, compared to the same period in 2024. This decrease is related to a decrease in interest paid under the Centre Lane Senior Secured Credit Facility due to greater capitalization of interest in the current year. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Net loss before tax	$(2,833)	$(3,256)	$(10,145)	$(13,230)
Depreciation expense	11	36	39	111
Amortization of intangibles	446	480	1,416	1,442
Amortization of debt discount	489	691	1,678	2,243
Other interest expense	6	10	18	32
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes	2,545	2,559	7,511	7,364
EBITDA (loss)	664	520	517	(2,038)
Stock compensation expense	27	57	98	191
Non-recurring professional fees	111	167	372	167
Non-recurring legal fees	516	60	873	313
Non-recurring severance expense	13	-	70	93
Adjusted EBITDA (loss)	$1,331	$804	$1,930	$(1,274)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities, and net working capital (deficit) as of September 30, 2025, as compared to December 31, 2024.

	September 30, 2025	December 31, 2024
(in thousands)
Total current assets	$17,428	$20,299
Total current liabilities	34,712	33,780
Net working capital (deficit)	$(17,284)	$(13,481)

As of September 30, 2025, we had a cash balance of $553,000 and a restricted cash balance of $1.9 million compared with a cash balance of $2.5 million and a restricted cash balance of $1.9 million as of December 31, 2024. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See – “Going Concern.”

Going Concern

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $177.0 million as of September 30, 2025. Cash flows provided by (used in) operating activities were $347,000 and $(451,000) for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had a working capital deficit of approximately $17.3 million, inclusive of $553,000 in cash and cash equivalents and $1.9 million in restricted cash.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, are not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial obligations and continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $5.2 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Facility, or raising equity capital. The ability to access the capital markets depends, in part, upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, and reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

The accompanying unaudited consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Financing Arrangement Summary

Centre Lane Senior Secured Credit Facility

On June 5, 2020, the Company and its subsidiaries entered into the Amended and Restated Senior Secured Credit Facility between themselves, the lenders party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (“Centre Lane Partners”), as amended (the “Credit Agreement”). The Credit Agreement has been amended numerous times to change the terms, including the amounts outstanding, the interest rate, the maturity date and other payment terms.

As of September 30, 2025, Centre Lane Partners has loaned the Company $39.9 million through Amendments One through Eight (the "Second Out Loans"), Amendments Nine through Sixteen (the "First Out Loans"), and Amendments Seventeen and Twenty-One (the "Third Out Loans").

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

Effective September 30, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Third Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on September 30, 2025, including the following temporary modifications:

•
Converting the First Out Loans cash interest due on September 30, 2025 to interest PIK;
•
Reducing the First Out Loans amortization payment from $575,000 to $250,000 due on September 30, 2025, with the difference deferred to the maturity date of the First Out Loans, which is December 20, 2026;
•
Incurring an amendment fee equal to 25 basis points of the First Out Loans, approximately $8,000, which was added to the principal balance as of September 30, 2025;
•
Converting the Second Out Loans cash interest due on September 30, 2025 to interest PIK; and
•
Deferring the Second Out Loans amortization payment due on September 30, 2025 to the maturity date of the Second Out Loans, which is December 20, 2026;
•
Following the payments made on September 30, 2025, all loan terms, including cash interest and PIK rates, will revert to the terms established under the Twenty-Second Amendment.

The outstanding principal owed to Centre Lane Partners was $83.6 million and $78.8 million as of September 30, 2025 and December 31, 2024, respectively. Of the amount outstanding at September 30, 2025, approximately $5.1 million is due by September 30, 2026, with $975,000 due at December 31, 2025, and $1.4 million due at each of March 31, June 30, and September 30, 2026. The balance of $78.5 million is due in December 2026.

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flow provided by (used in) operating activities	$347	$(451)
Cash flow used in investing activities	(30)	(100)
Cash flow used in financing activities	(2,307)	(971)
Net decrease in cash and cash equivalents, net of impact of exchange rates	$(1,993)	$(1,515)

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the nine months ended September 30, 2025, cash provided by operating activities was $347,000 The primary factors affecting our operating cash flows during the period were our net loss of $10.1 million, adjusted for non-cash charges of $1.4 million for amortization of intangible assets, $1.7 million of amortization of debt discount, $7.0 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, and a $4,000 net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.4 million increase in deferred revenue and a $706,000 decrease in accounts receivable, partially offset by a $1.6 million decrease in accounts payable and accrued expenses and a $1.5 million decrease in other liabilities.

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

Investing Activities

Cash used in investing activities of $30,000 and $100,000 for the nine months ended September 30, 2025 and 2024, respectively, was attributable to $30,000 and $14,000, respectively, for the purchase of property and equipment, and $86,000 for website enhancements during the nine months ended September 30, 2024.

Financing Activities

During the nine months ended September 30, 2025, the Company used cash of $2.3 million in financing activities, which is largely attributable to the repayment of principal on the Centre Lane Senior Secured Credit Facility of $2.3 million.

During the nine months ended September 30, 2024, the Company used cash of $971,000 in financing activities, which is largely attributable to repayment of principal on the Centre Lane Senior Secured Credit Facility of $879,000.

Contractual Obligations and Commitments

There were no other material changes in our contractual obligations and commitments from those disclosed above in Note 10, Centre Lane Senior Secured Credit Facility, and Note 12, Leases, to the consolidated financial statements, and in the Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The purpose of disclosure controls is to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

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

Notwithstanding the significant deficiencies described below, based on the Company's continued improvements in its accounting staff and processes described above, the Company's Chief Executive Officer and Chief Financial Officer evaluated our internal controls and concluded that as of September 30, 2025, they were effective, and that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition and results of operations as of and for the quarter ended September 30, 2025.

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

To address these weaknesses, the Company has initiated a remediation plan comprising the following measures, including continued progress in the third quarter of 2025:

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
•
Shortening the monthly close timeline through process optimization, enhanced coordination across departments, and automation of key reconciliation and reporting activities to accelerate the availability of accurate financial information.
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
•
In the quarter ended September 30, 2025, we began the implementation of a new accounting infrastructure software Business Central to improve the efficiency, accuracy, and integration of financial data across departments, further supporting the Company’s financial reporting and internal control objectives.

We will continue to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary.

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending acquisition of Big Village Insights, Inc. and Big Village Agency, LLC (together, the "Big Village Acquisition"). Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. On November 27, 2024, the District Court entered a judgment in favor of Ladenburg and against the Company granting damages of $1.7 million to Ladenburg. On December 26, 2024, the Company filed a motion with the District Court requesting that the District Court reconsider its judgment. This motion was denied on January 30, 2025. Also on December 26, 2024, the Company and its subsidiaries entered into the Twenty-First Amendment to the Credit Agreement with Centre Lane Partners for the purpose of securing a bond to stay execution of the judgment. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements. The Company obtained the bond and a stay of execution of the judgment was granted on February 3, 2025. On May 9, 2025, the Company appealed to the United States Court of Appeals for the Eleventh Circuit. Ladenburg filed a response on July 9, 2025, and the Company accrued an additional $242,000 to cover fees related to this matter. The Company replied to Ladenburg's response on August 29, 2025. The matter is now fully briefed for the appellate court. The outcome of this matter is not determinable as of the date of issuance of these consolidated financial statements.

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

Item 1A. Risk Factors.

For the period ended September 30, 2025, one customer represented 15.0% of our total accounts receivable balance and another customer represented 10.9% of that balance. Inability to collect these amounts could have a material adverse impact on our operations.

Beyond this, there have been no other material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Twenty-Third Amendment to Amended and Restated Senior Secured Credit Agreement by and among the Company, its subsidiaries, Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”), and the lenders thereto, and as consideration therefor, the Company agreed to issue 2,832,485 shares of the common stock of the Company, par value $0.01 per share, to Centre Lane Partners. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

10.1	Twenty-Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated September 30, 2025				X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1*	Certification of the Principal Executive Officer pursuant to Section 1350				X

32.2*	Certification of the Principal Financial Officer pursuant to Section 1350				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X

104.	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

BRIGHT MOUNTAIN MEDIA, INC.

November 7, 2025	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Interim Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Ethan Rudin
Ethan Rudin,
Chief Financial Officer
(Principal Financial and Accounting Officer)