Form 10-K
period 2025-12-31
Bright Mountain Media, Inc.
filed 2026-03-24
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,959,173 on June 30, 2025.

As of March 19, 2026, we had 181,032,929 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report on Form 10-K”) contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," “would, “could” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in forward-looking statements. Factors that could cause or contribute to such differences in our actual results include those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (the "SEC"). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law.

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

Market Challenge

According to eMarketer's report, "Advertising Trends to Watch in 2025", published November 2024, after a strong year of digital ad spending growth, advertisers, large platforms, and smaller publishers alike will confront challenges arising from generative AI and pending antitrust cases. Digital ad spending should surpass $348.0 billion in 2025 and account for 81.9% of all ad spending.

According to eMarketer's Report, "US Ad Spending 2025", published April 2025, unstable economic conditions and the unexpected magnitude of new US tariffs, have led to heightened uncertainty for advertising spend. Best-case scenarios are 6.7% growth for total media ad spending and 11.8% for digital, while worst-case scenarios are 0.4% decline for total ad spending and 4.6% growth for digital. Display and video remain the most popular format for digital ad spending, due largely to social media and connected TV ("CTV"). Search ad spending trends fare better during periods of economic strain, but the display/search share split is expected to hold steady through the turbulence.

Industry Outlook

Impact on the U.S. Market

In April 2025, a report was published by the Interactive Advertising Bureau ("IAB") titled "Internet Advertising Revenue Report, Full-Year 2024 Results". The report reflected how the digital advertising industry continued to grow in 2024, with ad revenue climbing to a record $258.6 billion, a 14.9% year-over-year increase from 2023. This growth was fueled in part by the presidential election cycle and an Olympics year, both of which historically drive higher ad spend. Despite microeconomic challenges such as rising inflation, interest rates, and sector job cuts, the U.S. digital ad market remained strong, underscoring its adaptability and long-term stability in an evolving economic landscape.

Digital video revenues showed the strongest growth, while search revenues continued to grow and maintained the highest market share. Digital video revenues increased 19.2% year-over-year to $62.1 billion, accounting for 24.0% of total ad revenue. Search advertising remained the industry's largest segment, reaching $102.9 billion, growing 15.9% year-over-year, maintaining 39.8% market share. Display advertising revenues increased 12.4% year-over-year, reaching $74.3 billion, compared to a 4.0% growth in 2023. Podcast advertising revenues increased 26.4% year-over-year, compared to a 5.5% growth in the prior year. Programmatic advertising revenue reached $134.8 billion, an increase of 18.0% from 2023.

Internet advertising revenues increased 14.9% year-over-year between 2023 and 2024, to reach their highest recorded level of $258.6 billion.

Following a slowdown in 2023, social media advertising revenues grew 36.7%. This increase signals a renewed advertiser confidence in social platforms in part due to election spending and the popularity of commerce and social, alongside work with creators to amplify brand message.

Retail media network advertising revenues also continued to show strong signs of growth in 2024, increasing to 23.0% year-over-year, totaling $53.7 billion. Given the expansion in recent years, current revenue trajectory suggests strong long-term growth potential, positioning retail media networks as a key pillar in the future of performance-driven advertising.

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

Impact on the Worldwide Market

In January 2025, eMarketer published a report titled "Worldwide Ad Spending Forecast 2025". The report stated that worldwide ad spend would cross the $1 trillion threshold in 2025. Digital ad spend would account for more than 75% of the worldwide total for the first time; the milestone arriving two years earlier than expected, due to digital ad spending consistent over-performance. Digital spending is expected to cross the $1 trillion mark in 2028.

Digital advertising spend is highest in China and North America, but growth is also coming from India and Western Europe. Market share in China of 86.1% and the U.S. of 81.9% are primarily responsible for digital ad spending growth. Retail media ad spending is growing faster than other formats at the worldwide level, making up 22.4% of digital ad spending in 2025. Retail media's 17.4% increase in 2025 exceeds the growth rate for traditional search of 12.2% and display of 13.3%.

Digital Ad Spending Worldwide, 2022–2028 billions, % change and % of total media ad spending

$1,040.15
$951.28
$864.54
$776.98
72.7%
70.4%
67.3%
$689.56
$601.20
$535.75
75.2%
76.7%
78.3%
79.4%
9.3%
12.2%
14.7%
12.7%
11.3%
10.0%
9.3%
2022
2023
2024
2025
2026
2027
2028
Digital ad spending
% change
% of total ad spending

Note: includes advertising that appears on desktop and laptop computers as well as mobile phones, tablets, and other internet-connected devices, and includes all the various formats of advertising on those platforms

Source: eMarketer Forecast, Nov 2024

288796	www.eMarketer.com

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

Customers

Our customers are advertisers, advertising agencies and advertising service organizations. For the year ended December 31, 2025, two customers represented 13.6% and 11.9% of our revenue, respectively, and for the year ended December 31, 2024, one customer represented 12.2% of our revenue. These customers have the option to cancel their agreements with us by providing advance written notice with the time-period required for the advance notice being not longer than 30 days.

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

As of December 31, 2025, we had 107 employees, all of which were employed in the U.S.

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

The Company sets specific standards for human capital management and, on a yearly basis, assesses each operating unit’s performance in managing and developing its workforce. We undertake human capital initiatives with the aim of ensuring that employees have the high level of competence and commitment our business needs to succeed. We assess our operating units against their efforts in the areas of people development, diversity and inclusion, performance management, talent acquisition and organization development in order to drive or support the units’ strategic business and growth goals. Accordingly, the operating units create and deploy skills-training programs, management training, employee goal-setting and feedback platforms, applicant-tracking systems, new-employee onboarding processes, and other programs intended to enhance the performance and engagement of the workforce.

Diversity, Equity and Inclusion are essential priorities for the Company. Our goal is that our talent represents the diversity of our communities and consumers, with a corporate culture that drives belonging, well-being and growth. We believe that such a workplace will enable us to provide cultural insights to help our clients make authentic and responsible connections with their customers.

The Company has a 401(K) plan that covers employees that have reached 18 years of age upon commencement of employment. The plan provides for voluntary employee contribution through salary deductions. For the year ended December 31, 2025, and 2024, there were no employer contributions made.

History of Our Company

We were organized as a Florida corporation in 2010 but remained a development stage company until 2013, when we changed our name to Bright Mountain Holdings, Inc., and began building our digital marketing brand in 2014. In 2015, we changed our name again to Bright Mountain Acquisition Corporation, and then to Bright Mountain Media, Inc., as we began acquiring businesses, including e-commerce businesses, and implementing our strategy to transform into a digital publishing and advertising technology holding company. During 2018, we discontinued our e-commerce product sales segment to focus entirely on the advertising segment. In 2020, we acquired Wild Sky Media in the digital publishing area consistent with our strategy to transform into a digital publishing and advertising technology holding company. In 2023, we expanded our focus when we completed the acquisition of two business units of Big Village (Big Village Insights, Inc and Big Village Agency LLC, (together, the “Big Village Entities”)). Through these acquisitions, we have now expanded how we connect with our customers focusing on advertising technology, consumer insights, creative services, and media services. We currently have eight subsidiaries: Deep Focus Agency, LLC, MediaHouse, Inc., BV Insights, LLC, CL Media Holdings, LLC, Bright Mountain, LLC d/b/a BrightStream, Oceanside Media, LLC, Slutzky & Winshman, Ltd., and Wild Sky Media Co. Ltd. During the year ended December 31, 2023, we terminated the operations of Mediahouse, Inc. and Slutzky & Winshman Ltd, which are located in the United States and Israel, respectively. At December 31, 2025, these two entities held no employees but had not been dissolved. During the year ended December 31, 2024, Wild Sky Media Co. Ltd., which is located in Thailand, ended its operations. At December 31, 2025, this entity held no employees, but had not yet been dissolved.

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
•
We are continuing to remediate significant deficiencies in our internal controls, and if we fail to establish and maintain adequate internal control over our financial and management system, our ability to accurately and timely report our financial results could be adversely affected, resulting in errors in our financial reporting, which could cause a loss of investor confidence.
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
•
Rapid changes in technology, including advancements in artificial intelligence, and intense competition in our markets could adversely affect our business.

Risks Related to the Ownership of Our Securities

•
There is a limited public market for our common stock and such market may become more limited if our common stock is moved to the OTCID Basic Market tier of the OTC Markets Group.
•
We have outstanding options and warrants to purchase approximately 6% of our outstanding common stock, which will have a dilutive effect on our existing shareholders if converted or exercised.
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

RISKS RELATING TO OUR FINANCIAL CONDITION AND INDEBTEDNESS

We have a history of losses.

We incurred significant net losses for the years ended December 31, 2025, and 2024, and at December 31, 2025, we had a significant accumulated deficit. There is substantial doubt that we will be able to significantly increase our revenues and gross profit to a level which supports profitable operations and provides sufficient funds to pay our operating expenses and other obligations as they become due. The Company’s ability to continue as a going concern is dependent on its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring all strategic alternatives, including restructuring or refinancing its debts, seeking additional debt, such as borrowings under the Centre Lane Senior Secured Credit Facility or seeking equity capital. The ability to access the capital market is also dependent on the stock volume and market price of the Company's stock, which cannot be assured. The Company may need to pursue other measures including reducing or delaying certain business activities, reducing general and administrative expenses, and reducing its headcount.

We may not be able to refinance, extend or repay our substantial indebtedness owed to Centre Lane, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We anticipate that we will need a significant amount of cash in the near future in order to repay the portion of our outstanding debt obligations owed under the Centre Lane Senior Secured Credit Facility as and when they mature. As of December 31, 2025, we owed Centre Lane $86.1 million under the Centre Lane Senior Secured Credit Facility. Of this amount, $1.8 million is due on March 31, 2026, $1.4 million is due on June 30, 2026, and $1.4 million is due on September 30, 2026. The remaining balance of $81.5 million is due on December 20, 2026. If we have insufficient cash to pay these amounts, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default in the Centre Lane Senior Secured Credit Facility, Centre Lane would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if Centre Lane exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

Our secured indebtedness may impair our ability to operate our business.

As of December 31, 2025, and 2024, we had $86.1 million and $78.8 million in outstanding secured indebtedness under the Centre Lane Senior Secured Credit Facility, respectively. The instruments governing our existing secured indebtedness may inhibit our ability to incur additional debt and require significant payments from the proceeds of any debt or equity sale without the consent of the lender. In addition, we have additional covenants and obligations under the secured indebtedness which may limit our ability to operate our business. Our ability to repay the indebtedness may require us to dedicate a substantial portion of our cash flow for operations to payment of debt service and principal thereby reducing funds available to implement our business strategy. Our level of indebtedness could also provide limits in our ability to adjust to changing market conditions and vulnerability in the event of a downturn in economic conditions in the businesses in which we operate and impair our ability to obtain additional financing for our business strategy. If we are unable to meet our obligations under the secured indebtedness, the lender may call a default and our business could be foreclosed upon.

We have depended upon sales of equity securities and borrowings under the Centre Lane Senior Secured Credit Facility to provide operating capital.

Historically, we have not generated sufficient gross profit to pay our operating expenses, and we reported a net loss for the years ended December 31, 2025, and 2024. During 2025 and 2024, we were dependent on borrowings under the Amended and Restated Centre Lane Senior Secured Credit Facility (the "Centre Lane Senior Secured Credit Facility") to support our working capital needs. We are not currently a party to any binding agreements to raise additional capital and there are no assurances we will be able to raise any additional third-party capital. Although we recently improved our gross profit substantially and became cash flow positive, there can be no assurance that this trend will continue, and if it does not continue, and we are unable to raise sufficient additional working capital as needed, we may be unable to grow our Company, and we may not be able to pay our liabilities as they come due.

The Company’s economic performance has raised substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $180.3 million at December 31, 2025. Our independent registered public accounting firm’s report on our audited consolidated financial statements includes an explanatory paragraph related to substantial doubt about the Company’s ability to continue as a going concern. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we fail to establish and maintain adequate internal control over our financial and management system, our ability to accurately and timely report our financial results could be adversely affected, resulting in errors in our financial reporting, which could cause a loss of investor confidence.

We must maintain effective financial and management systems and internal controls to meet our public company reporting obligations. Moreover, the Sarbanes-Oxley ("SOX") requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have previously identified material weaknesses and significant deficiencies in our internal controls over financial reporting and have been working to remediate them. The existence of these deficiencies means that we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal controls are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to remediate these deficiencies and maintain effective financial and management systems and internal controls could result in errors in our financial reporting, us being subject to regulatory action and a loss of investor confidence in the reliability of our financial statements.

We depend upon a substantial portion of our revenues from a limited number of customers.

For the year ended December 31, 2025, two customers represented 13.6% and 11.9% of our revenue, respectively, and for the year ended December 31, 2024, one customer represented 12.2% of our revenue. The loss of these customers could have a material adverse impact on our results of operations in future periods. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers. In addition, revenues from these customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. If these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services, or we could lose major customers. These customers have the option to cancel their agreements with us by providing advance written notice with the time period required for the advance notice being not longer than 30 days. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenue, results of operations and/or the trading price of our common stock.

We are subject to seasonal fluctuations in our revenues in future periods.

Typically, advertising technology companies report a material portion of their revenues during the fourth calendar quarter as a result of holiday-related advertising spending. Our experience has been consistent with this trend. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years or quarters.

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

Outside our owned and operated websites, our AdTech business is dependent upon our publishing partners to provide the media it sells. Our AdTech business depends on these publishers to make their respective media inventories available to it to use in connection with the campaigns that it manages, creates, or markets. Our AdTech business's growth depends, in part, on its ability to expand and maintain its publisher relationships within its network and to have access to new sources of media inventory such as new partner websites and Facebook pages that offer attractive demographics, innovative and quality content, and growing Web user traffic volume. Our AdTech business's ability to attract new publishers to its networks and to retain Web publishers currently in its networks will depend on various factors, some of which are beyond our control. These factors include, but are not limited to, our AdTech business's ability to introduce new and innovative products and services, its pricing policies, and the cost-efficiency to Web publishers of outsourcing their advertising sales. In addition, the number of competing intermediaries that purchase media inventory from Web publishers continues to increase. In the event our AdTech business is not able to maintain effective relationships with its publishers, its ability to distribute advertising campaigns will be greatly hindered which will reduce the value of its services and adversely impact its results of operations in future periods.

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

Our success also depends on our ability to attract, train and retain qualified personnel. Competition for qualified personnel is intense, and we may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we fail to attract and retain qualified personnel, our business may suffer.

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

We may be involved in lawsuits and regulatory actions, both in and outside the ordinary course of our business, with customers, employees and others. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. These types of claims, as well as other types of lawsuits to which we are subject from time to time, can distract management’s attention from core business operations and impact operating results, particularly if a lawsuit results in an unfavorable outcome, or could harm the Company’s reputation with customers, employees, investors and others. Litigation is both costly and time-consuming and often results in the diversion of management time and resources. All or a portion of our costs may not be covered by insurance, and there can be no assurance that we will prevail in any such matter.

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

Rapid changes in technology, including advancements in artificial intelligence, and intense competition in our markets could adversely affect our business.

We face intense competition in the marketplace and are confronted by rapidly changing technology, including advancements in artificial intelligence (“AI”), evolving industry standards and consumer needs, and the frequent introduction of new solutions by our competitors to which we must adapt and respond. Our future success will depend in part upon our ability to enhance our existing solutions and to develop and introduce new products and services in a timely manner with features and pricing that meet changing client and market requirements. If we fail to effectively adopt AI technologies in our products or operations, we may be at a competitive disadvantage relative to companies that are able to more effectively leverage such technologies.

Advancements in artificial intelligence present both opportunities and risks to our business, particularly within the context of the open internet and digital advertising. AI-driven platforms, especially those integrated with large technology platforms or closed ecosystems, have the potential to alter the competitive dynamics of digital advertising by changing the way users access information and content on the open internet. This shift could reduce advertiser reliance on the open internet and create challenges for independent publishers, which in turn could negatively impact our business model and the demand for our advertising solutions.

In addition, the increasing use of AI-powered search tools and generative AI services may allow users to obtain information directly from AI-generated responses rather than visiting publisher websites. This shift could reduce traffic to our publishing platforms, decrease user engagement and negatively affect advertising revenue generated from those properties. The rapid evolution of AI technologies could also change advertiser demand, reduce demand for traditional display advertising or shift advertising budgets to new formats and approaches. If we are unable to respond to these technological developments, adapt our products and services, or compete effectively with AI-driven platforms and ecosystems, our business, financial condition and results of operations could be adversely affected

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

There is a limited public market for our common stock and our shares may be quoted on a lower tier of the OTC Markets.

Our shares of common stock, par value $0.01 per share, (the "common stock") are currently quoted for trading on the OTCQB Market. There is a limited trading market for our shares of common stock and a robust trading market for our securities may not develop in the foreseeable future. If no market develops, it may be difficult or impossible for you to sell your shares if you should desire to do so. There is extremely limited and sporadic trading of our common stock, and no assurance can be given, when, if ever, an active trading market will develop or, if developed, that it will be sustained. In addition, if we fail to maintain the continued eligibility requirements for the OTCQB Market, including the minimum bid price requirement, our common stock may be removed from the OTCQB Market and quoted on a lower tier of the OTC Markets. Any such downgrade could further reduce the visibility, liquidity and trading activity of our common stock.

We have outstanding options and warrants to purchase approximately 6% of our outstanding common stock, which will have a dilutive effect on our existing shareholders if converted or exercised.

As of December 31, 2025, we had 181,032,929 shares of common stock outstanding, with options and warrants outstanding to purchase an aggregate of 10,528,233 shares of common stock. The conversion or possible exercise of the preferred notes, warrants and/or options, would increase the total outstanding shares of common stock by approximately 6% at December 31, 2025, which will have a dilutive effect on our existing shareholders.

The concentration of stock ownership and control by Centre Lane, and our debt transaction with Centre Lane, may cause conflicts of interests that may adversely affect us.

We have entered into and may, in the future, enter into various debt transactions and agreements with Centre Lane, including the Centre Lane Senior Secured Credit Facility. Centre Lane may not have any fiduciary duty to make decisions in our best interest. Centre Lane generally is entitled to vote our common stock in accordance with its own interests, which may be contrary to our and your interests and Centre Lane is not obligated to offer us business opportunities or to offer to loan additional amounts to us. We believe that the debt transactions and agreements that we have entered into with Centre Lane are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and Centre Lane. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to do business. In addition, conflicts of interest may arise between us and Centre Lane. Centre Lane may favor its own interests over our and your interests.

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

Our Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing or deterring a change of control, or, in the case of ownership of our common stock by Centre Lane, causing a change of control.

Our common stock ownership is highly concentrated. As of December 31, 2025, Mr. W. Kip Speyer, our former Chairman of the Board, beneficially owned approximately 16.6% of our common stock. In addition, 10th Lane Partners LP, an affiliate of Centre Lane, beneficially owns approximately 26.1% of our common stock (which amount includes the holdings of two other Centre Lane affiliates) and an individual shareholder owns an additional 5.9% of our common stock. As a result of the concentrated ownership of the Company's stock, these people collectively, or Centre Lane individually, may be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company, or, in the case of Centre Lane, causing a change of control to benefit Centre Lane. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our Company, and it may affect the market price of our common stock.

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

We employ a proactive risk management strategy to identify, assess, track, and mitigate cybersecurity risks. Our risk assessment process involves continuous monitoring of our IT infrastructure, external vulnerability assessments, and reviews of our third-party relationships. We prioritize risks based on their potential impact on our operations and implement targeted controls and safeguards to mitigate identified threats.

Our Cybersecurity management framework is aligned with the Cybersecurity Framework (CSF) developed by the National Institute of Standards and Technology (NIST) and COBIT 2019. This framework provides a structured approach to managing our policies, standards, and processes, improving our cybersecurity posture. Additionally, we maintain SOC2 compliance, demonstrating our adherence to industry-recognized security standards and best practices.

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

Our board of directors and executive leadership approves cybersecurity strategies, initiatives, and investments to ensure alignment with business objectives and risk tolerance.

In the event of a cybersecurity incident, we would follow an incident response protocol that includes procedures for incident tracking, escalation, containment, eradication, and recovery. As part of our incident response process, we would adhere to SEC reporting requirements related to cybersecurity incidents, providing timely and transparent disclosures as necessary.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases its corporate offices in Boca Raton, Florida under a long-term non-cancellable lease agreement. An addendum to the lease dated June 14, 2022, sets a lease renewal term of five years beginning upon completion of improvements to the office space by the landlord, which were completed on September 12, 2022. The annual base rent as of the beginning of this renewal term is approximately $143,000, with a provision for a 3% increase on each anniversary of the rent commencement date. The Company has the option to renew the lease for one additional five-year term.

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

As of December 31, 2025, all the Company's employees work remotely. We periodically review our facility requirements and may acquire new facilities based on evolving business needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. In addition, we are currently a party to the following actions:

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending acquisition of Big Village Insights, Inc. and Big Village Agency, LLC (together, the "Big Village Acquisition."). Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. On November 27, 2024, the District Court entered a judgment in favor of Ladenburg and against the Company granting damages of $1.7 million to Ladenburg. On December 26, 2024, the Company filed a motion with the District Court requesting that the District Court reconsider its judgment. This motion was denied on January 30, 2025. Also on December 26, 2024, the Company and its subsidiaries entered into the Twenty-First Amendment to the Credit Agreement with Centre Lane Partners for the purpose of securing a bond to stay execution of the judgment. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements. The Company obtained the bond and a stay of execution of the judgment was granted on February 3, 2025. On May 9, 2025, the Company appealed to the United States Court of Appeals for the Eleventh Circuit Court of Appeals. Ladenburg filed a response on July 9, 2025, and the Company accrued an additional $242,000 to cover fees related to this matter. The Company replied to Ladenburg's response on August 29, 2025. The Eleventh Circuit Court of Appeals has tentatively scheduled our appeal for oral argument for the week of April 6, 2026. The outcome of this matter is not determinable as of the date of issuance of these consolidated financial statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We expect that effective April 10, 2026, our common stock will commence trading on the OTCID Basic Market tier of the OTC Markets Group under the symbol "BMTM". From August 19, 2022, through the present, our common stock traded on the OTCQB Market tier under the symbol "BMTM". From September 19, 2021, through August 18, 2022, the Company’s common stock was traded on the OTC Expert Market tier under the symbol "BMTM".

The Company’s common stock trades at very low volumes. There were 405 holders of record of the Company's common stock as of March 19, 2026. The closing price of our common stock as reported on the OTCQB Market on December 31, 2025, was $0.01 per share.

The following table sets forth the high and low bid prices per share of our common stock as reported by the OTC Markets for the periods indicated. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	December 31, 2025
	High	Low
1st Quarter	$0.04	$0.03
2nd Quarter	$0.04	$0.03
3rd Quarter	$0.04	$0.03
4th Quarter	$0.04	$0.003

	December 31, 2024
	High	Low
1st Quarter	$0.14	$0.05
2nd Quarter	$0.14	$0.05
3rd Quarter	$0.11	$0.05
4th Quarter	$0.05	$0.04

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

Repurchases of Equity Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations for the years ended December 31, 2025, and 2024 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the "Risk Factors," "Cautionary Notice Regarding Forward-Looking Statements" and "Business" sections in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could” and similar expressions to identify forward-looking statements.

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

Seasonal Fluctuations. Typically, advertising technology companies report a material portion of their revenues during the third and fourth calendar quarter as a result of back-to-school and holiday-related advertising spend. We continue to experience this trend in our advertising technology division. Because of seasonal fluctuations, there can be no assurance that the results of any quarter or full year will be indicative of results for future years or quarters.

Limited Number of Customers. For the year ended December 31, 2025, two customers represented 13.6% and 11.9% of our revenue, respectively, and for the year ended December 31, 2024, one customer represented 12.2% of our revenue. The loss of either of these customers could have a material adverse impact on our results of operations in future periods.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following are the key financial and operational metrics for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
(in thousands)
Revenue	$59,229	$56,681
Cost of revenue	43,443	40,221
Gross margin	15,786	16,460
General and administrative expenses	16,432	21,378
Impairment of goodwill and intangibles	786	-
Financing and other expense, net	12,023	12,106
Net loss	$(13,455)	$(17,024)

Adjusted EBITDA (1)	$2,984	$790

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
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

Revenue increased approximately $2.5 million, or 4%, for the year ended December 31, 2025 when compared to the same period in 2024. See below for a detailed analysis of revenue for the years ended December 31, 2025, and 2024.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers and sales commission.

Cost of revenue increased approximately $3.2 million, or 8%, for the year ended December 31, 2025 compared to 2024. See below for a detailed analysis of cost of revenue for the years ended December 31, 2025, and 2024.

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

General and administrative expenses decreased approximately $5.0 million, or 23%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. See below for a detailed analysis of general and administrative expenses for the years ended December 31, 2025 and 2024.

Impairment of Goodwill and Intangibles

Impairment of goodwill and intangibles increased approximately $786,000, or 100%, for the year ended December 31, 2025, compared to 2024.

Results of Operations

The following is our analysis of the results of operations for the years ended December 31, 2025, and 2024. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net loss from operations for the year ended December 31, 2025 was $13.5 million as compared to a net loss of $17.0 million for the year ended December 31, 2024. The following is our analysis for the period.

	Year Ended December 31,
	2025	2024	Change
(in thousands)
Revenue	$59,229	$56,681	$2,548	4%
Cost of revenue	43,443	40,221	3,222	8%
Gross margin	15,786	16,460	(674)	-4%
General and administrative expenses	16,432	21,378	(4,946)	-23%
Impairment of goodwill and intangibles	786	—	786	100%
Loss from operations	(1,432)	(4,918)	3,486	-71%
Financing and other expense, net	(12,023)	(12,106)	83	-1%
Net loss	$(13,455)	$(17,024)	$3,569	-21%

Gross margin percentage	27%	29%		-2%

Revenue

Our revenue increased by $2.5 million, or 4%, for the year ended December 31, 2025, compared to the same period in 2024. The Company focuses on digital publishing, advertising technology, consumer insights, creative services, and media services. Changes in revenue generated by each such division are set forth below:

	Year Ended December 31,
	2025	2024	Change
(in thousands)
Digital publishing	$1,482	$1,733	$(251)	-14%
Advertising technology	21,681	18,449	3,232	18%
Consumer insights	26,559	27,021	(462)	-2%
Creative services	8,519	7,056	1,463	21%
Media services	988	2,422	(1,434)	-59%
	$59,229	$56,681	$2,548	4%

Digital Publishing

Digital publishing revenue decreased by $251,000, or 14%, for the year ended December 31, 2025 compared to the same period of 2024. Approximately $1.5 million, or 3%, of the Company’s revenue for the year ended December 31, 2025 was generated from our digital publishing customers compared to $1.7 million, or 3%, for the same period in 2024. This division was significantly impacted by macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns and reduction in website traffic.

Advertising Technology

Advertising technology revenue increased by $3.2 million, or 18%, for the year ended December 31, 2025 compared to the same period of 2024. Approximately $21.7 million, or 36%, of the Company’s revenue for the year ended December 31, 2025 was generated from our advertising technology customers compared to $18.4 million, or 33%, for the same period in 2024. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn has allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue decreased by $462,000, or 2%, for the year ended December 31, 2025 compared to the same period in 2024. Approximately $26.6 million, or 45%, of the Company’s revenue for the year ended December 31, 2025 was generated from our consumer insights customers, compared to $27.0 million, or 48%, for the same period in 2024.

Creative Services

Creative services revenue increased by $1.5 million, or 21%, for the year ended December 31, 2025 compared to the same period in 2024. Approximately $8.5 million, or 14%, of the Company’s revenue for the year ended December 31, 2025 was generated from our creative services customers, compared to $7.1 million, or 12% for the same period in 2024. This increase was driven by an increase in the number of projects for smaller tier revenue customers.

Media Services

Media services revenue decreased by $1.4 million, or 59%, for the year ended December 31, 2025 compared to the same period in 2024. Approximately $988,000, or 2%, of the Company’s revenue for the year ended December 31, 2025 was generated from our media services customers, compared to $2.4 million, or 4%, for the same period in 2024. This decrease was related to the timing of customer needs and the moving of certain projects from 2025 to 2026.

Cost of Revenue

	Year Ended December 31,
	2025	2024	Change
(in thousands)
Direct salaries and labor costs	$6,526	$7,557	$(1,031)	-14%
Direct project costs	14,096	11,723	2,373	20%
Non-direct project costs	5,203	6,617	(1,414)	-21%
Publisher costs	15,143	12,384	2,759	22%
Content creation	761	699	62	9%
Sales commissions	1,288	1,152	136	12%
Other	426	89	337	379%
	$43,443	$40,221	$3,222	8%

Cost of revenue increased by $3.2 million, or 8%, for the year ended December 31, 2025, compared to the same period of 2024. This increase was due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost decreased by $1.0 million, or 14%, for the year ended December 31, 2025 when compared to the same period in 2024. Approximately $6.5 million, or 15%, of the Company's cost of revenue for the year ended December 31, 2025 was a result of direct salaries and labor cost, compared to $7.6 million, or 19%, for the same period in 2024. This decrease was related to our continued efforts to decrease headcount. These costs represent salary and labor cost of employees that work directly on customer projects for our consumer insights, creative services, and media services divisions.

Direct Project Cost

Direct project cost increased $2.4 million, or 20%, for the year ended December 31, 2025 when compared to the same period in 2024. Approximately $14.1 million, or 32%, of the Company's cost of revenue for the year ended December 31, 2025, was a result of direct project cost compared to $11.7 million, or 29%, for the same period in 2024. This increase was related to an increase in customer contracts. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative services, and media services divisions.

Non-Direct Project Cost

Non-direct project cost decreased by $1.4 million, or 21%, for the year ended December 31, 2025, when compared to the same period in 2024. Approximately $5.2 million, or 12%, of the Company's cost of revenue for the year ended December 31, 2025, was a result of non-direct project cost compared to $6.6 million, or 16%, for the same period in 2024. This decrease was related to our continued efforts to reduced headcount. These costs represent overall client service costs that are not specifically related to a particular project.

Publisher Cost

Publisher cost was $15.1 million, which represents 35% of overall cost of revenue, and $12.4 million, or 31%, of overall cost of revenue for the years ended December 31, 2025 and 2024, respectively. We experienced an increase of $2.8 million, or 22%, for the year ended December 31, 2025 compared to the same period in 2024. Publisher costs were lower in 2024 because we were running political campaigns, which generate lower publisher costs. We did not run similar campaigns in 2025. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was $15.8 million, and $16.5 million for the years December 31, 2025 and 2024. Our gross margin decreased $674,000, or 4%, for the year ended December 31, 2025, when compared to the same period for 2024. Gross margin as a percentage of revenue decreased to 27% for the year ended December 31, 2025, compared to 29% for the same period of 2024, due to the higher cost of revenue.

General and Administrative Expenses

	Year Ended December 31,
	2025	2024	Change
(in thousands)
Personnel costs	$6,892	$8,750	$(1,858)	-21%
Legal fees	1,153	2,618	(1,465)	-56%
Professional fees	3,233	3,568	(335)	-9%
Insurance	523	775	(252)	-33%
Depreciation	56	127	(71)	-56%
Amortization	1,864	1,924	(60)	-3%
Data processing	1,767	2,591	(824)	-32%
Other	944	1,025	(81)	-8%
	$16,432	$21,378	$(4,946)	-23%

Gross margin as a percentage of general and administrative expense	96%	77%		19%

General and administrative expenses decreased $5.0 million, or 23%, for the year ended December 31, 2025, compared to the same period in 2024. The decrease was due to a combination of factors as discussed below:

Personnel Cost

Personnel cost decreased by approximately $1.9 million, or 21%, for the year ended December 31, 2025 compared to the same period in 2024. The Company reduced its headcount in 2025 by 12 employees, including 7 employees that were terminated as a reduction in force. The Company incurred severance cost of approximately $70,000 in connection with this reduction. The Company incurred severance cost of approximately $250,000 associated with a headcount reduction during the same period for 2024. We had 107 total employees as of December 31, 2025, compared to 119 total employees as of December 31, 2024.

Legal Fees

Legal fees decreased by $1.5 million, or 56%, for the year ended December 31, 2025, compared to the same period in 2024. This decrease is due largely to a decrease in payments made as part of the ongoing litigation with Ladenburg. For a full description of litigation matters, see Note 16, Commitments and Contingencies, to the consolidated financial statements.

Insurance Cost

Insurance cost decreased by $252,000, or 33%, compared to the same period in 2024. This change was mainly driven by a reform of the Company's management liability insurance program, including changes to insurance providers, resulting in a decrease in premiums from the prior year.

Data Processing

Data processing costs decreased by $824,000, or 32%, during the year ended December 31, 2025, when compared to the same period in 2024. This reduction was due largely to the reclassification of certain components of data processing costs to costs of revenue

Financing Expense (Income)

	Year Ended December 31,
	2025	2024	Change
(in thousands)
Interest expense	$12,308	$12,653	$(345)	-3%
Other expense (income)	(285)	(547)	262	-48%
Total financing and other expense, net	$12,023	$12,106	$(83)	-1%

Financing and other expense, net, decreased by $83,000, or 1%, for the year ended December 31, 2025, compared to the same period in 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities and net working capital (deficit) as of December 31, 2025 as compared to December 31, 2024.

	December 31, 2025	December 31, 2024
(in thousands)
Total current assets	$20,689	$20,299
Total current liabilities	116,231	33,780
Net working capital (deficit)	$(95,542)	$(13,481)

As of December 31, 2025, we had a cash balance of $1.4 million and a restricted cash balance of $1.9 million, compared with a cash balance of $2.5 million and a restricted cash balance of $1.9 million as of December 31, 2024. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See –“Going Concern.”

During the year ended December 31, 2024, the Company received $1.9 million in debt financing from the Centre Lane Senior Secured Credit Facility. We used these funds to secure a bond in connection with our appeal of the Ladenburg litigation during 2024. During the year ended December 31, 2025, we did not receive additional debt financing from the Centre Lane Senior Secured Credit Facility.

Going Concern

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $180.3 million as of December 31, 2025. Cash flows provided by operating activities were $1.3 million and $1.9 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, the Company had a working capital deficit of approximately $95.5 million, inclusive of $1.4 million in cash and cash equivalents and $1.9 million in restricted cash.

The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $86.3 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Agreement or raising equity capital. Any refinancing or additional financing may require the consent of Centre Lane under the terms of the Centre Lane Senior Secured Credit Agreement, and there can be no assurance that such consent would be obtained. The ability to access the capital markets is also dependent upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, or reducing general and administrative expenses, including a reduction in headcount. If the Company is unable to successfully implement one or more of these alternatives, it may be required t seek protection under applicable bankruptcy or insolvency laws. The ultimate success of these plans is not guaranteed and if we are unable to refinance or restructure the Centre Lane Senior Secured Credit facility, we may not be able to continue as a going concern.

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

As of December 31, 2025, Centre Lane Partners has loaned the Company $39.9 million through Amendments One through Eight (the "Second Out Loans"), Amendments Nine through Sixteen (the "First Out Loans"), and Amendments Seventeen and Twenty-One (the "Third Out Loans").

Effective March 31, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Second Amendment to the Credit Agreement, pursuant to which the following adjustments were made to the outstanding loans:

•
Extending the maturity date of the First Out Loans (which no longer include the Seventeenth Amendment Term Loans and the Twenty-First Amendment Term Loans), Second Out Loans (formerly defined as the Last Out Loans), and Third Out Loans (comprised of the Seventeenth Amendment Term Loans and the Twenty-First Amendment Term Loans) from April 20, 2026, to December 20, 2026;
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

Effective September 30, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Third Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on September 30, 2025, including the following modifications:

•
Converting the First Out Loans cash interest due on September 30, 2025, to interest PIK;
•
Reducing the First Out Loans amortization payment from $575,000 to $250,000 due on September 30, 2025, with the difference deferred to the maturity date of the First Out Loans, which is December 20, 2026;
•
Incurring an amendment fee equal to 25 basis points of the First Out Loans, approximately $8,000, which was added to the principal balance as of September 30, 2025;
•
Converting the Second Out Loans cash interest due on September 30, 2025, to interest PIK; and
•
Deferring the Second Out Loans amortization payment due on September 30, 2025, to the maturity date of the Second Out Loans, which is December 20, 2026;
•
Following the payments made on September 30, 2025, all loan terms, including cash interest and PIK rates, reverted to the terms established under the Twenty-Second Amendment.

Effective December 31, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Fourth Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on December 31, 2025, including the following temporary modifications:

•
Converting the Second Out Loans cash interest due on December 31, 2025, to interest PIK; and
•
Deferring the Second Out Loans amortization payment due on December 31, 2025, to March 31, 2026.
•
Following the payments made on December 31, 2025, all loan terms, including cash interest and PIK rates, reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and were due on March 31, 2026.

The outstanding principal owed to Centre Lane Partners was $86.1 million and $78.8 million as of December 31, 2025, and December 31, 2024, respectively. Of the amount outstanding at December 31, 2025, approximately $1.8 million is due on March 31, 2026, $1.4 million is due on June 30, 2026, and $1.4 million is due on September 30, 2026. The remaining principal balance of $81.5 million is due on December 20, 2026.

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during the years ended December 31, 2025, and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Cash flow provided by operating activities	$1,252	$1,878
Cash flow used in investing activities	(111)	(110)
Cash flow used in financing activities	(2,313)	(1,361)
Net (decrease) increase in cash and cash equivalents, net of impact of exchange rates	$(1,175)	$406

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the year ended December 31, 2025, cash provided by operating activities was $1.3 million. The primary factors affecting our operating cash flows during the period were our net loss of $13.5 million, adjusted for non-cash charges of $1.9 million for amortization of intangible assets, $2.2 million of amortization of debt discount, $9.6 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, $786,000 of impairment of goodwill and intangible assets, $125,000 for stock option compensation expense, and a $320,000 net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $1.5 million increase in accounts receivable, a $311,000 increase in prepaid expenses and other assets, and a $363,000 decrease in other liabilities, partially offset by a $2.0 million increase in accounts payable and accrued expenses.

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

Investing Activities

During the year ended December 31, 2025, the Company used cash of $111,000 in investing activities, which was attributable to the purchase of property and equipment of $111,000.

During the year ended December 31, 2024, the Company used cash of $110,000 in investing activities, which was largely attributable to the purchase of property and equipment of $14,000, and website enhancements of $96,000.

Financing Activities

During the year ended December 31, 2025, the Company used cash of $2.3 million in financing activities, which is largely attributable to repayment of principal on the Centre Lane Senior Secured Credit Facility of $2.3 million.

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

Contractual Obligations and Commitments

The following table represents our contractual obligations as of December 31, 2025, aggregated by type:

	Total	Due in less than 1 year	Due 1-3 years	Due 3-5 years	More than 5 years
($ in thousands)
Operating lease	$173	$96	$77	$-	$-
Finance lease	20	20	-	-	-
Centre Lane Senior Secured Credit Facility	86,140	86,140	-	-	-
Interest payable - Centre Lane Senior Secured Credit Facility	59	59	-	-	-
	$86,392	$86,315	$77	$-	$-

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Year Ended December 31,
	2025	2024
(in thousands)
Net loss before tax	$(13,455)	$(17,024)
Depreciation expense	56	127
Amortization of intangibles	1,864	1,924
Impairment of goodwill and intangibles	786	-
Amortization of debt discount	2,150	2,697
Other interest expense	22	39
Interest expense - Centre Lane Senior Secured Credit Facility and Convertible Promissory Notes	10,136	9,917
EBITDA (loss)	1,559	(2,320)
Stock compensation expense	125	254
Non-recurring professional fees	380	390
Non-recurring legal fees	850	2,216
Non-recurring severance expense	70	250
Adjusted EBITDA	$2,984	$790

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

Consumer insights revenues are generated from providing primary and secondary research, competitive intelligence, expert insight, data solutions, and analytic services designed to address customers’ strategic needs. For research engagements where services are delivered over time and progress can be measured, the Company recognizes revenue using a percentage of completion method on a cost-to-cost basis. Under this method, progress toward satisfaction of the performance obligation is measured based on costs incurred to date relative to total estimated costs expected to be incurred. Costs that do not contribute to progress toward satisfying the performance obligation are excluded. For subscription-based offerings, revenue is recognized ratably over the contractual service period as the customer receives the benefits of the services. For research deliverables, revenue is recognized at a point in time when control of the deliverable transfers to the customer. For certain data and platform-based solutions, revenue is recognized either (i) monthly based on variable consideration as invoiced or (ii) at a point in time when the underlying service or data is made available, depending on the contractual terms.

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

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

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

We review our goodwill for impairment on an annual basis at October 1 or more frequently if events or a change in circumstances indicates that the carrying amount may not be recoverable. We test goodwill for impairment at a level within the Company referred to as a reporting unit. We have determined that there are three reporting units: “Owned & Operated”, “Ad Network” and “Insights”.

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

See Note 7, Goodwill, to the consolidated financial statements.

Valuation for Debt Modifications and Extinguishment

The Company enters into various amendments to our credit facility for additional loans used for working capital. Part of the amendments include fees that would be added and capitalized to the principal amount of the original loan. The Company is required to perform an analysis of the change in each amendment to determine whether the change represents a modification or an extinguishment of debt. As part of this analysis, the Company must first evaluate whether the amendment constitutes a troubled debt restructuring before assessing whether the change should be accounted for as a modification or an extinguishment of debt.

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

See Note 20, Income Taxes, to the consolidated financial statements.

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

Off Balance Sheet Arrangements

As of December 31, 2025 and 2024, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and related notes, together with the report of independent registered public accounting firm, appear starting at pages F-1 of this Annual Report on Form 10-K for the years ended December 31, 2025, and 2024, and are incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the period ended December 31, 2025, our disclosure controls and procedures were effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As the Company continues to improve its accounting processes, management has implemented, and continues to implement, a series of measures designed to strengthen the Company's control environment, risk assessment processes, and control activities. The Company updated its information technology general controls ("ITGC") risk assessment to better evaluate risks affecting the reliability, integrity, security, and confidentiality of the Company's information systems and underlying financial data.

During the year ended December 31, 2025, the Company implemented the compliance model within Floqast to formalize the identification, documentation, and monitoring of key internal controls. Through this initiative, management developed a comprehensive key control matrix that documents controls related to significant financial statement areas, including revenue recognition, cost of sales, equity transactions, and other material account balances and disclosures. This framework enhances management's ability to evaluate control design, monitor operating effectiveness, and maintain clear documentation supporting financial reporting controls.

To improve the timeliness and consistency of financial reporting, the Company optimized its month-end close process by enhancing cross-departmental coordination, automating key reconciliation and reporting activities, and reducing reliance on manual processes. These improvements have shortened the monthly close timeline and strengthened management review controls over financial results.

In addition, the Company implemented a new accounting system, Microsoft Dynamics 365 Business Central ("Business Central"), to enhance the efficiency, accuracy, and integration of financial data across departments. The implementation of this system supports improved segregation of duties, system-based controls, audit trail functionality, and more consistent application of accounting policies, further strengthening internal controls over financial reporting. Management believes these remediation efforts have materially improved the design and execution of the Company's internal control framework. The Company will continue to monitor the effectiveness of these controls and pursue additional enhancements as necessary to ensure a sustainable and effective control environment.

Based on the Company’s continued improvements in its accounting processes described above, the Company’s Chief Executive Officer and Chief Financial Officer evaluated our internal controls and concluded that as of the period ended December 31, 2025, they were effective, and that our consolidated financial statements included in this Form 10-K fairly represent, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position
Matthew Drinkwater	52	Interim Chairman of the Board and Chief Executive Officer
Elaine Riddell	70	Director
Joseph Pergola	51	Director and Chairman of Audit Committee
Thomas Triscari	56	Director and Chairman of Compensation Committee
Jeff Hirsch	67	Director and Chairman of Governance Committee

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

There are currently no family relationships among any of our directors or executive officers.

Executive Officers

Below are the names, ages, and positions of our current executive officers:

Name	Age	Position
Matthew Drinkwater	52	Interim Chairman of the Board and Chief Executive Officer
Ethan Rudin	51	Chief Financial Officer

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, officers and persons who beneficially own 10% or more of the Company’s common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2025, and for prior fiscal years, all such filing requirements applicable to any person who served as a director, officer, or greater than 10% beneficial owner during the year ended December 31, 2025, were complied with other than as follows: (i) a late Form 3 and a late Form 4 were filed for Jeff Hirsch to report his appointment as a director and to report three transactions; (ii) a late Form 4 was filed for Elaine Riddell to report one transaction; (iii) a Form 4 was due but was not filed for Thomas Triscari to report one transaction; and (iv) a late Form 4 was filed for Joseph Pergola to report one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the fiscal year ended December 31, 2025 (the “named executive officers”) are:

•
Matthew Drinkwater, Interim Chairman of the Board and Chief Executive Officer; and
•
Ethan Rudin, Chief Financial Officer.

Summary Compensation Table

The following table summarizes the compensation paid to our named executive officers for the years ended December 31, 2025, and 2024:

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Total

Matthew Drinkwater	2025	400,000	200,000	*	600,000
Chief Executive Officer	2024	400,000	200,000	*	600,000
Ethan Rudin	2025	325,000	81,250	*	406,250
Chief Financial Officer	2024	325,000	81,250	*	406,250

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date

Matthew Drinkwater	500,000	-	(1)	$0.010	December 1, 2031
	187,500	62,500	(2)	$0.010	May 26, 2032
	31,250	93,750	(3)	$0.035	November 14, 2034
Ethan Rudin	162,500	162,500	(4)	$0.090	October 28, 2033
	31,250	93,750	(5)	$0.030	March 7, 2035

(1) On December 1, 2021, Mr. Drinkwater was granted options to purchase 500,000 shares of common stock. These options vested 25% on each of December 1, 2021, December 1, 2022, December 1, 2023, and December 1, 2024.

(2) On May 26, 2022, Mr. Drinkwater was granted options to purchase 250,000 shares of common stock. These options (i) vested 25% on May 26, 2023, May 26, 2024, and May 26, 2025, and (ii) will vest 25% on May 26, 2026.

(3) On November 14, 2024, Mr. Drinkwater was granted options to purchase 125,000 shares of common stock. These options (i) vested 25% on November 14, 2025, and (ii) will vest 25% on each of November 14, 2026, November 14, 2027, and November 14, 2028.

(4) On October 28, 2023, Mr. Rudin was granted options to purchase 325,000 shares of common stock. These options (i) vested 25% on October 28, 2024, and October 28, 2025, and (ii) will vest 25% on each of October 28, 2026, and October 28, 2027.

(5) On March 7, 2025, Mr. Rudin was granted options to purchase 125,000 shares of common stock. These options (i) vested 25% on March 7, 2026, and (ii) will vest 25% on each of March 7, 2027, March 7, 2028, and March 7, 2029.

Executive Employment Agreements and Other Arrangements

Matthew Drinkwater

Effective December 1, 2024, we entered into an Executive Employment Agreement with Matthew Drinkwater, our Chief Executive Officer. His employment contract's term is for three years, subject to successive one-year automatic extensions, unless either party provides notice of its intent not to renew the Employment Agreement at least 120 days prior to the then-current expiration date. His annual base salary is $400,000, and he is entitled to an annual bonus of up to $600,000 based on the achievement of certain performance targets by the Company. In addition to his base salary and annual bonus, Mr. Drinkwater will be eligible to participate in all the Company’s benefit plans offered to employees of the Company from time to time, subject to satisfying eligibility requirements. Additionally, Mr. Drinkwater was granted 125,000 options to purchase an equal number of shares of the Company's common stock at an exercise price of $0.035 per share. The options will vest over four years and otherwise be subject to the terms of the Bright Mountain Media, Inc. 2022 Stock Option Plan. Pursuant to the terms of the Employment Agreement, Mr. Drinkwater is bound by customary non-competition and non-solicitation covenants during his period of employment. In the event that Mr. Drinkwater is terminated without cause, which includes a termination by Mr. Drinkwater for Good Reason (as defined in the Employment Agreement), or the Employment Agreement is terminated by way of non-renewal on the part of the Company, Mr. Drinkwater will be entitled to (i) any accrued but unpaid benefits under the Employment Agreement, (ii) any earned but unpaid annual bonus amounts, and (iii) monthly severance payments for a period of 12 months equal to between 100% and 150% of his base monthly salary at the time of termination, depending on the conditions of the termination. In the event that Mr. Drinkwater is terminated with cause or the Employment Agreement is terminated by way of non-renewal on the part of Mr. Drinkwater, Mr. Drinkwater will be entitled to any accrued but unpaid benefits under the Employment Agreement. Further, notwithstanding the foregoing, if Mr. Drinkwater is terminated without cause, including a termination by Mr. Drinkwater for Good Reason, within three months before or within one year following a change in control of the Company, Mr. Drinkwater will be entitled to monthly severance payments for a period of 12 months equal to 150% of his base monthly salary at the time of termination. If Mr. Drinkwater is terminated for cause or Mr. Drinkwater terminates the Employment Agreement for any reason, Mr. Drinkwater will be bound by such non-competition covenants for a period of one year after the date his employment with the Company terminates. Mr. Drinkwater will be bound by such non-solicitation covenants for a period of two years after the date his employment with the Company terminates regardless of the reason for such termination. Additionally, pursuant to the terms of the Employment Agreement, Mr. Drinkwater is bound by certain customary non-disclosure covenants during the period of his employment and after the date his employment with the Company terminates.

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

On March 7, 2025, effective January 1, 2025, we entered into an amendment to Mr. Rudin’s Executive Employment Agreement to (i) increase the target bonus he is eligible to receive for 2025 to 50% of his base salary, based on the Company’s performance and as determined by the Company’s board of directors in its sole discretion; and (ii) grant him an option to purchase 125,000 shares of the Company’s common stock that vest at a rate of 25% per year beginning on March 7, 2025, at an exercise price equal to the fair market value of our common stock on the date of grant.

Director Compensation Table

On August 15, 2023, our Board of Directors adopted a new compensation policy for the directors of the board. Under the terms of the director compensation policy, independent directors receive quarterly cash compensation of $10,000 for service as a director and additional cash compensation of $5,000 for service as chair of one or more of the Board's committees. The cash compensation payments were effective April 1, 2023, with payments commencing in October 2023.

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

The following table summarizes the compensation earned by our directors for their services as members of our Board for the year ended December 31, 2025. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Name	Fees Earned	Option Awards (1)	All Other Compensation	Total

Jeff Hirsch	60,000	*	-	60,000
Elaine Riddell	40,000	*	-	40,000
Joseph Pergola	60,000	*	-	60,000
Thomas Triscari	60,000	*	-	60,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of March 19, 2026, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excl. securities reflected in column a)

Equity compensation plans approved by shareholders	-	$-	-
Equity compensation plans not approved by shareholders (2)	10,353,233	$0.09	12,146,767
	10,353,233	$0.09	12,146,767

(1) This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock unit awards issued under our stock option plans.

(2) The table below shows stock option plans not approved by stockholders under which grants remain outstanding.

Stock Option Plan	Outstanding Options

2013 Stock Option Plan	215,000	No further grants can be made on this plan
2015 Stock Option Plan	266,000	No further grants can be made on this plan
2019 Stock Option Plan	633,227	No further grants can be made on this plan
2022 Stock Option Plan	9,239,006	Current plan
	10,353,233

2022 Stock Option Plan

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2025, 12,146,767 shares were remaining under the Stock Option Plan for future issuance.

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

As of March 19, 2026, 183,218,504 shares of our common stock were issued and 181,032,929 shares were outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of March 19, 2026, by (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each shareholder known by us to be the beneficial owner of more than 5% of our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company.

Unless otherwise noted below, the address of each person listed on the table is c/o Bright Mountain Media, Inc., 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487.

Beneficial Owner (1)		Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock Owned (2)

Matthew Drinkwater	(3)	1,038,682	*
Ethan Rudin	(4)	193,750	*
Jeffrey Hirsch	(5)	238,082	*
Elaine Riddell	(4)	139,891	*
Thomas Triscari	(4)	139,891	*
Joseph Pergola	(4)	139,891	*
All executive officers and directors as a group (6 persons)	(6)	1,890,187	1.0%

Beneficial ownership of 5% or more:
W. Kip Speyer	(7)	30,299,602	16.7%
10th Lane Partners, LP	(8)	47,257,261	26.1%
Centre Lane Partners Master Credit Fund II, LP	(9)	20,853,277	11.5%
BV Agency, LLC	(10)	26,403,984	14.6%
Andrew Handwerker	(11)	10,730,998	5.9%

* Represents beneficial ownership of less than 1%.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Bright Mountain Media, Inc. 6400 Congress Avenue, Suite 2050, Boca Raton, Florida 33487.

(2) The percentage of beneficial ownership of the Company is calculated based on 181,032,929 shares of common stock outstanding as of March 19, 2026.

(3) Includes (i) 319,932 shares of common stock held directly by Mr. Drinkwater; and (ii) 718,750 shares underlying exercisable options to purchase shares of common stock.

(4) Represents shares underlying exercisable options to purchase shares of common stock.

(5) Includes (i) 38,082 shares of common stock held directly by Mr. Hirsch; and (ii) 200,000 shares underlying exercisable options to purchase shares of common stock.

(6) Includes (i) 358,014 shares of common stock directly held by directors and a named executive officer; and (ii) 1,532,173 shares underlying exercisable options to purchase shares of common stock.

(7) Includes 250,000 shares underlying exercisable options to purchase common stock.

(8) Based on a Schedule 13G/A filed on February 17, 2026, by 10th Lane Partners, LP (“10th Lane”) and Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane”), consists of 26,403,984 shares held of record by BV Agency, LLC (“BV”) and 17,982,485 shared held of record by Centre Lane. 10th Lane is the Investment Advisor for each of BV and Centre Lane and has sole voting and dispositive power with respect to such shares. This number has been adjusted to include 2,870,792 shares of common stock issued to Centre Lane in connection with the Twenty-Fourth Amendment to Amended and Restated Senior Secured Credit Agreement with Centre Lane. The address for 10th Lane is 60 East 42nd Street, Suite 2220, New York, New York 10165.

(9) Based on a Schedule 13G/A filed on February 17, 2026, by 10th Lane and Centre Lane, Centre Lane is the record holder of 17,982,485 shares but disclaims ownership of these shares as 10th Lane is the Investment Advisor for Centre Lane and has sole voting and dispositive power with respect to such shares. This number has been adjusted to include 2,870,792 shares of common stock issued to Centre Lane in connection with the Twenty-Fourth Amendment to Amended and Restated Senior Secured Credit Agreement with Centre Lane. The address for 10th Lane is 60 East 42nd Street, Suite 2220, New York, New York 10165.

(10) Based on a Schedule 13G/A filed on February 17, 2026, by 10th Lane and Centre Lane, BV is the record holder of 26,403,984 shares. 10th Lane is the Investment Advisor for BV and has sole voting and dispositive power with respect to such shares. The address for 10th Lane is 60 East 42nd Street, Suite 2220, New York, New York 10165.

(11) Mr. Handwerker has sole voting and dispositive power with respect to 5,677,798 shares and shared voting and dispositive power with respect to 5,053,200 shares. This information is based on a Schedule 13G/A filed on April 9, 2018, and on the Company’s records, but has been adjusted to exclude 250,000 shares of underlying warrants that were exercisable at the time the Schedule 13G/A was filed but have since expired according to the Company's records. The address for Andrew Handwerker is 4399 Pine Tree Drive, Boynton Beach, Florida 33436.

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

Preferred Stock Purchases

No cash dividends were paid during the year ended December 31, 2025 and 2024.

At December 31, 2025, accrued unpaid preference dividends on the preferred stock were $691,000. This amount is payable to Mr. W. Kip Speyer, a former director of the Company.

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

Centre Lane Partners

Centre Lane Partners Master Credit Fund II, L.P. ("Centre Lane Partners"), who sold the Wild Sky business to the Company in June 2020 and beneficially owns more than 5% of the common stock of the Company, partnered and assisted the Company from a liquidity perspective during the year ended December 31, 2025. This relationship has been determined to qualify as a related party. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions. Through December 31, 2025, the Company has entered into twenty-four amendments to the Amended and Restated Senior Secured Credit Agreement between it and Centre Lane Partners (the “Credit Agreement”).

The total related party debt owed to Centre Lane Partners was $86.1 million at December 31, 2025. Interest paid during the year was $532,000 in cash, and $9.6 million paid in kind.

Employment Matters

On February 8, 2023, the Company and Mr. W. Kip Speyer memorialized Mr. W. Kip Speyer’s continued service as Chairman of the Board of Directors. Also, the Company and Mr. W. Kip Speyer memorialized the expiration date for Mr. W. Kip Speyer’s employment agreement with the Company as April 1, 2023. The total compensation paid to Mr. W. Kip Speyer for the year ended December 31, 2023 was $90,000.

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

The following table sets forth the fees for professional audit services and other services rendered by Withum for the years ended December 31, 2025 and 2024, respectively.

	Year Ended
	December 31, 2025	December 31, 2024

Audit fees (1)	$1,066,814	$832,900
Audit-related fees (2)	22,736	40,705
Tax fees (3)	30,890	30,739
All other fees (4)	-	-
	$1,120,440	$904,344

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

(3) Tax Fees. Tax Fees consist of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. The Company’s tax return for the year ended December 31, 2025 has not been completed as of the date of this filing.

(4) All Other Fees. All Other Fees consist of fees for professional services or costs not otherwise reported in Audit Fees, Audit-Related Fees or Tax Fees. No such fees were incurred during the years ended December 31, 2025 and 2024.

Policy for Approval of Audit and Permitted Non-Audit Services

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the Audit Committee. The fees paid to the auditors with respect to 2025 and 2024 were pre-approved by the Audit Committee.

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

(a)(3) Exhibits

The following exhibits listed in the Exhibit Index below are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1	Amended and Restated Articles of Incorporation, filed March 11, 2013	10-K	4/1/24	3.1
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed July 9, 2013	8-K	7/9/13	3.3
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed November 21, 2013	8-K	11/16/13	3.4
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed December 27, 2013	8-K	12/30/13	3.4
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed February 25, 2014	10-K	3/31/14	3.5
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed July 10, 2014	8-K	7/28/14	3.6
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 24, 2014	10-K/A	4/1/15	3.5
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed March 20, 2015	10-K	4/1/24	3.8
3.9	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed October 27, 2015	8-K	12/4/15	3.7
3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 16, 2016	10-K	4/1/24	3.10
3.11	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 6, 2017	10-K	4/1/24	3.11
3.12	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 29, 2017	10-K	4/1/24	3.12
3.13	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed November 5, 2018	8-K	11/13/18	3.10
3.14	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed July 31, 2019	10-K	4/1/24	3.14

3.15	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed September 3, 2019	10-K	4/1/24	3.15
3.16	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed December 23, 2019	10-K	4/1/24	3.16
3.17	Amended and Restated Bylaws	10	1/31/13	3.2
4.1	Specimen common stock certificate	10-K	5/14/20	4.3
4.2	Description of Securities	10-K	4/1/24	4.6
4.3	Registration Rights Agreement by and between the Company and W. Kip Speyer, executed June 28, 2024	10-Q	8/14/24	4.1
10.1	2013 Stock Option Plan	10-Q	11/13/13	10.18
10.2	2015 Stock Option Plan	8-K	5/27/15	10.36
10.3	2019 Stock Option Plan	10-K	12/23/21	10.4
10.4	2022 Stock Option Plan	8-K	4/20/22	10.3
10.5	Lease Agreement dated August 27, 2014 for registrant's principal executive offices (contained in Exhibit 10.7)	10-K	3/10/25	10.5
10.6	Amendment to Lease Agreement dated August 8, 2018 for registrant’s principal executive offices	10-Q	11/20/18	10.1
10.7	Amendment to Lease Agreement dated June 14, 2022 for registrant's principal executive offices	10-K	3/10/25	10.7
10.8	Sublease Agreement dated May 31, 2024 for registrant's principal executive office, suite 2050	10-K	3/10/25	10.8
10.9	Sublease Agreement dated May 31, 2024 for registrant's principal executive office, suite 2200	10-K	3/10/25	10.9
10.10	Membership Interest Purchase Agreement dated June 5, 2020 between Centre Lane Partners Master Credit Fund II and Bright Mountain Media, Inc.	8-K	6/8/20	10.1
10.11	Credit Agreement dated as of June 5, 2020 by and among CL Media Holdings, LLC, as the Borrower, the Financial Institutions thereto and Centre Lane Partners Master Fund II, L.P. as Agent	8-K	6/8/20	10
10.12	First Amendment to an Amended and Restated Senior Credit Agreement dated April 26, 2021.	8-K	4/30/21	10.1
10.13	Second Amendment to an Amended and Restated Senior Credit Facility Agreement dated May 26, 2021.	8-K	6/2/21	10.1
10.14	Third Amendment to Amended and Restated Senior Credit Facility Agreement dated December 20, 2021	8-K	8/18/21	10.1
10.15	Fourth Amendment to Amended and Restated Senior Secured Credit Agreement dated August 31, 2021	8-K	9/7/21	10.1
10.16	Fifth Amendment to Amended and Restated Senior Secured Credit Agreement dated October 8, 2021	8-K	10/8/21	10.1
10.17	Sixth Amendment to Amended and Restated Senior Secured Credit Agreement dated November 5, 2021	8-K	11/5/21	10.1
10.18	Seventh Amendment to an Amended and Restated Senior Secured Credit Agreement dated December 23, 2021	8-K	12/29/21	10.1

10.19	Eighth Amendment to an Amended and Restated Senior Secured Credit Agreement dated January 26, 2022	8-K	1/20/22	10.1
10.20	Ninth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 11, 2022	8-K	2/17/22	10.1
10.21	Annex A to the Credit Agreement dated February 11, 2022	8-K	2/17/22	10.2
10.22	Tenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated March 11, 2022	8-K	3/16/22	10.1
10.23	Annex A to the Credit Agreement dated March 11, 2022	8-K	3/16/22	10.2
10.24	Eleventh Amendment to an Amended and Restated Senior Secured Credit Agreement dated March 25, 2022	8-K	3/31/22	10.1
10.25	Annex A to the Credit Agreement dated March 25, 2022	8-K	3/31/22	10.2
10.26	Twelfth Amendment to an Amended and Restated Senior Secured Credit Agreement dated April 15, 2022	8-K	4/20/22	10.1
10.27	Annex A to the Credit Agreement dated April 15, 2022	8-K	4/20/22	10.2
10.28	Thirteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated May 10, 2022	8-K	5/16/22	10.1
10.29	Annex A to the Credit Agreement dated May 10, 2022	8-K	5/16/22	10.2
10.30	Fourteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated June 10, 2022	8-K	6/16/22	10.1
10.31	Annex A to the Credit Agreement dated June 10, 2022	8-K	6/16/22	10.2
10.32	Fifteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated July 8, 2022	8-K	7/13/22	10.1
10.33	Annex A to the Credit Agreement dated July 8, 2022	8-K	7/13/22	10.2
10.34	Sixteenth Amendment to an Amended and Restated Senior Secured Credit Agreement dated February 10, 2023	8-K	2/16/23	10.1
10.35	Annex A to the Credit Agreement dated February 10, 2023	8-K	2/16/23	10.2
10.36	Seventeenth Amendment to Amended and Restated Senior Secured Credit Agreement, dated April 20, 2023	8-K	4/23/23	10.1
10.37	Eighteenth Amendment to Amended and Restated Senior Secured Credit Agreement, dated July 28, 2023	10-K	4/1/24	10.34
10.38	Nineteenth Amendment to Amended and Restated Senior Secured Credit Agreement, dated July 28, 2023	8-K	8/3/23	10.1
10.39	Annex A to the Credit Agreement, dated July 28, 2023	8-K	8/3/23	10.2
10.40	Twentieth Amendment to Amended and Restated Senior Secured Credit Agreement, dated June 30, 2024	10-Q	8/14/24	10.1
10.41	Annex A to the Credit Agreement, dated June 30, 2024	10-Q	8/14/24	10.2
10.42	Twenty-First Amendment to Amended and Restated Senior Secured Credit Agreement, dated December 26, 2024	10-K	3/10/25	10.42
10.43	Annex A to the Credit Agreement, dated December 26, 2024	10-K	3/10/25	10.43
10.44	Twenty-Second Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 31, 2025	10-Q	5/12/25	10.1
10.45	Annex A to the Credit Agreement, dated March 31, 2025	10-Q	5/12/25	10.2
10.46	Twenty-Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated September 30, 2025	10-Q	11/7/25	10.1
10.47	Annex A to the Credit Agreement, dated September 30, 2025 (contained in Exhibit 10.46)	10-Q	11/7/25	10.1
10.48	Twenty-Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated December 31, 2025				X

10.49	Annex A to the Credit Agreement, dated December 31, 2025				X
10.50	Employment Agreement dated October 2, 2023 by and between the Company and Ethan Rudin	10-K	4/1/24	10.37
10.51	Amendment to Employment Agreement dated January 1, 2025 by and between the Company and Ethan Rudin	10-Q	5/12/25	10.3
10.52	Employment Agreement dated December 1, 2024 by and between the Company and Matthew Drinkwater	10-K	3/10/25	10.45
10.53	Separation Agreement by and between the Company and W. Kip Speyer, executed June 29, 2024	10-Q	8/14/24	10.3
14.1	Code of Ethics	10-K	3/10/25	14.1
19.1	Insider Trading Policies and Procedures (contained in Exhibit 14.1)	10-K	3/10/25	19.1
21.1	List of subsidiaries	10-K	4/1/24	21.1
23.1	Consent of WithumSmith+Brown, PC				X
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)c				X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 1350				X
32.2*	Certification of the Chief Financial Officer and Principal Financial and Accounting Officer pursuant to Section 1350				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

BRIGHT MOUNTAIN MEDIA, INC.

Date: March 24, 2026	By:	/s/ Matthew Drinkwater
Matthew Drinkwater
Interim Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2026	By:	/s/ Ethan Rudin
Ethan Rudin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2026	By:	/s/ Matthew Drinkwater
Matthew Drinkwater
Interim Chairman of the Board and Chief Executive Officer

Date: March 24, 2026	By:	/s/ Elaine Riddell
Elaine Riddell
Director

Date: March 24, 2026	By:	/s/ Joseph Pergola
Joseph Pergola
Director

Date: March 24, 2026	By:	/s/ Thomas Triscari
Thomas Triscari
Director

Date: March 24, 2026	By:	/s/ Jeff Hirsch
Jeff Hirsch
Director

BRIGHT MOUNTAIN MEDIA, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Bright Mountain Media, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bright Mountain Media, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bright Mountain Media, Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Refer to Note 2 and Note 13 to the Financial Statements

Critical Audit Matter Description

The Company derives revenue from five revenue streams which include (i) digital advertisements on its owned and managed sites and on partner website, (ii) fees for facilitating exchange of advertisements, (iii) planning and execution of creative and media marketing campaigns, (iv) provision of creative and media services to advertisers, and (v) providing primary and secondary research, intelligence, and insights to address strategic issues by providing an integrated service for such research.

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

Valuation of Intangible Assets and Goodwill - Refer to Notes 2, 6, and 7 to the Financial Statements

Critical Audit Matter Description

As reflected in the Company’s financial statements at December 31, 2025, the Company’s intangible assets and goodwill were approximately $11.5 million and $7.0 million, respectively. As disclosed in Note 2 to the financial statements, the Company tests intangible assets at the asset group level and goodwill at the reporting unit level for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, which are determined through a qualitative assessment.

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

How the Critical Audit Matter Was Addressed in the Audit

We read and evaluated the impairment analysis summary report, prepared by the Company's external valuation specialists that assessed the fair value of the Company's intangible assets and goodwill as of December 31, 2025. We performed a walk-through of the design effectiveness and implementation of internal controls related to financial reporting of the intangible assets and goodwill. Additional procedures included testing management's process for developing their impairment estimate, which included evaluating the appropriateness of the method used by the Company to develop cash flow projections for intangible assets and goodwill, as well as testing the completeness and accuracy of the underlying data used in the estimates. In addition, we evaluated the reasonableness of significant assumptions including future sales, long-term growth rates, and future economic conditions and performed sensitivity testing on some assumptions. We evaluated these assumptions for their reasonableness considering (i) historical performance; (ii) industry and economic forecast and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

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

Accounting and Valuation for Debt Modifications and Extinguishment - Refer to Note 10 to the Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2025, the Company entered into various amendments to its credit facility. The Company is required to perform an analysis of the change in each amendment to determine whether the change is a modification or an extinguishment of debt.

Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded as fair value, which becomes the new carrying value. A gain or loss is recorded for the difference between the net carrying value of the original debt and the fair value of the new debt. Part of the amendments include fees that would be added and capitalized into the principal amount of the debt instrument outstanding immediately prior to each respective amendment.

For each of the amendments, management calculated the present value of the cash flows under the terms of each amendment and determined if it was considered substantially different by at least a 10% difference from the present value of the remaining cash flow of the debt instrument immediately prior to each respective amendment, reflecting all prior modifications to the credit agreement. Management determined that none of the amendments had a present value difference exceeding 10% therefore all amendments were accounted for as a debt modification.

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

How the Critical Audit Matter Was Addressed in the Audit

We read and evaluated the debt modification and extinguishment analysis report, prepared by management that assessed each amendment to the credit agreement. There was a total of three amendments that were executed during the year, for which we evaluated management’s present value calculation and respective conclusion for treatment as a modification. We performed a walk-through of the design effectiveness and implementation of internal controls related to financial reporting of the debt cycle.

Along with the procedures previously described, we performed the following procedures:

•
We agreed data from the authorized amendments to the analysis performed by the external valuation specialist.
•
We tested the external valuation analysis for clerical accuracy and completeness.
•
We utilized the knowledge, experience, and expertise of our internal valuation specialists to assess the reasonableness of the methodologies employed to value the calculate the present values of the debt instrument under the amended terms and the remaining contractual cash flows of the debt instrument as modified and outstanding immediately prior to each respective amendment during the year ended December 31, 2025.
•
We independently performed a calculation of the present value of the debt instrument under the new terms from each of the amendments and compared it to the present value of the remaining cash flows of the debt instrument as modified and outstanding immediately prior to each respective amendment during the year ended December 31, 2025 to evaluate whether management’s conclusion were reasonable and consistent with our conclusion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 24, 2026

PCAOB ID Number 100

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$1,371	$2,546
Restricted cash	1,861	1,861
Accounts receivable, net	16,287	15,033
Prepaid expenses and other current assets	1,170	859
Total current assets	20,689	20,299
Property and equipment, net	124	69
Intangible assets, net	11,542	13,406
Goodwill	6,999	7,785
Operating lease right-of-use assets, net	173	253
Other long-term assets	158	158
Total assets	$39,685	$41,970

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$24,852	$22,667
Other current liabilities	4,210	4,401
Interest payable - Centre Lane Senior Secured Credit Facility - related party	59	21
Deferred revenue	2,834	2,883
Note payable - Centre Lane Senior Secured Credit Facility - related party (current)	84,276	3,808
Total current liabilities	116,231	33,780
Other long-term liabilities	12	169
Note payable - Centre Lane Senior Secured Credit Facility - related party (long-term)	-	71,043
Finance lease liabilities	-	20
Operating lease liabilities	77	185
Total liabilities	116,320	105,197

Stockholders' deficit:
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at December 21, 2025 and December 31, 2024, respectively	-	-
Common stock, par value $0.01, 324,000,000 shares authorized, 183,218,504 and 177,464,827 issued, and 181,032,929 and 176,114,652 outstanding at December 31, 2025 and December 31, 2024, respectively	1,832	1,775
Treasury stock at cost, 2,185,575 and 1,350,175 shares at December 31, 2025 and December 31, 2024, respectively	(220)	(220)
Additional paid-in capital	101,988	101,798
Accumulated deficit	(180,312)	(166,857)
Accumulated other comprehensive income	77	277
Total stockholders' deficit	(76,635)	(63,227)
Total liabilities and stockholders' deficit	$39,685	$41,970

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended

	December 31, 2025	December 31, 2024

Revenue	$59,229	$56,681
Cost of revenue	43,443	40,221
Gross margin	15,786	16,460
General and administrative expenses	16,432	21,378
Impairment of goodwill and intangible assets	786	-
Loss from operations	(1,432)	(4,918)

Financing and other expense:
Other income	285	547
Interest expense - Centre Lane Senior Secured Credit Facility - related party	(12,286)	(12,610)
Interest expense - 10% convertible promissory notes - related party	-	(4)
Other interest expense	(22)	(39)
Total financing and other expense, net	(12,023)	(12,106)

Net loss before income tax	(13,455)	(17,024)
Income tax provision	-	-
Net loss	$(13,455)	$(17,024)

Foreign currency translation	(200)	15
Comprehensive loss	$(13,655)	$(17,009)

Net loss per common share:
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)

Weighted-average shares outstanding:
Basic	176,547,907	171,199,036
Diluted	176,547,907	171,199,036

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2023	172,103,134	$1,721	(825,175)	$(220)	$101,405	$(149,833)	$262	$(46,665)

Net loss	-	-	-	-	-	(17,024)	-	(17,024)
Common stock issued for options exercised	80,250	1	-	-	1	-	-	2
Common stock issued to Centre Lane Partners	5,001,991	50	-	-	125	-	-	175
Common stock issued for services rendered	279,452	3	-	-	13	-	-	16
Treasury stock	-	-	(525,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	254	-	-	254
Adjustment from foreign currency translation, net	-	-	-	-	-	-	15	15

Balance at December 31, 2024	177,464,827	$1,775	(1,350,175)	$(220)	$101,798	$(166,857)	$277	$(63,227)

Net loss	-	-	-	-	-	(13,455)	-	(13,455)
Common stock issued for options exercised	50,400	1	-	-	1	-	-	2
Common stock issued to Centre Lane Partners	5,703,277	56	-	-	64	-	-	120
Common stock issued for services rendered	-	-	-	-	-	-	-	-
Treasury stock	-	-	(835,400)	-	-	-	-	-
Stock-based compensation	-	-	-	-	125	-	-	125
Adjustment from foreign currency translation, net	-	-	-	-	-	-	(200)	(200)

Balance at December 31, 2025	183,218,504	$1,832	(2,185,575)	$(220)	$101,988	$(180,312)	$77	$(76,635)

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	For the Year Ended
	December 31, 2025	December 31, 2024

Cash flows from operating activities:
Net loss	$(13,455)	$(17,024)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation expense	56	127
Interest paid-in-kind on Centre Lane Senior Secured Credit Facility - related party	9,566	9,353
Amortization of operating lease right-of-use assets	77	67
Amortization of debt discount	2,150	2,697
Amortization of intangible assets	1,864	1,924
Impairment of goodwill and intangible assets	786	-
Stock-based compensation	125	254
Common stock issued for services rendered	-	16
Common stock issued to Centre Lane Partners for debt modification	120	-
Provision for credit losses	283	15
Changes in operating assets and liabilities:
Accounts receivable	(1,537)	(369)
Prepaid expenses and other assets	(311)	198
Operating lease liabilities	(89)	(53)
Accounts payable and accrued expenses	1,991	5,176
Other liabilities	(363)	1,201
Interest payable - Centre Lane Senior Secured Credit Facility - related party	38	21
Interest payable - 10% convertible promissory notes - related party	-	(39)
Deferred revenue	(49)	(1,686)
Net cash provided by operating activities	1,252	1,878

Cash flows from investing activities:
Purchase of property and equipment	(111)	(14)
Capitalization of website development costs	-	(96)
Net cash used in investing activities	(111)	(110)

Cash flows from financing activities:
Proceeds from stock option exercises	1	1
Principal payments on finance lease obligations	(22)	(18)
Proceeds from Centre Lane Senior Secured Credit Facility - related party	-	1,861
Repayment of principal on Centre Lane Senior Secured Credit Facility - related party	(2,292)	(3,125)
Repayment of principal on 10% convertible promissory notes - related party	-	(80)
Net cash used in financing activities	(2,313)	(1,361)
Effect of foreign exchange rates on cash	(3)	(1)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,175)	406
Cash, cash equivalents, and restricted cash at the beginning of the period	4,407	4,001
Cash, cash equivalents, and restricted cash at the end of the period	$3,232	$4,407

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,371	$2,546
Restricted cash	1,861	1,861
Total cash, cash equivalents, and restricted cash	$3,232	$4,407

Supplemental disclosure of cash flow information:
Cash paid for interest	532	539
Interest paid-in-kind on Centre Lane Senior Secured Credit Facility - related party	9,566	9,353

Supplemental disclosure of non-cash investing and financing activities:
Agency and exit fees to Centre Lane for debt financing	9	470
Annual administration fee to Centre Lane for debt financing	35	35
Common stock issued to Centre Lane Partners for debt financing	-	175
Common stock issued to Centre Lane Partners for debt modification	120	-

See accompanying notes to consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company operates in one reportable segment. See "Segment Reporting" below.

Going Concern and Liquidity

Historically, the Company has incurred losses, which has resulted in an accumulated deficit of approximately $180.3 million as of December 31, 2025. Cash flows provided by operating activities were $1.3 million and $1.9 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, the Company had a working capital deficit of approximately $95.5 million, inclusive of $1.4 million in cash and cash equivalents and $1.9 million in restricted cash.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the United States and other foreign countries in which the Company operates.

As of December 31, 2025, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit in the amount of $994,000 as of December 31, 2025. The Company held a cash balance with a single financial institution in excess of the FDIC insured limit in the amount of $2.3 million as of December 31, 2024.

As of December 31, 2025, and 2024, the Company did not exceed the insurance limit of $29,000 for its international bank accounts.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company's financial condition, results of operations, and cash flows.

At December 31, 2025, and 2024, the Company had $1.4 million and $2.5 million, respectively, in cash and cash equivalents.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash as a separate line item in the consolidated balance sheets. At December 31, 2025, and 2024, the Company had $1.9 million in restricted cash, for both periods, which is designated specifically for a settlement of a legal judgment. See Note 16, Commitments and Contingencies, to the consolidated financial statements.

Off-balance Sheet Arrangements

There are no off-balance sheet arrangements as of December 31, 2025 and December 31, 2024.

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

The allowance for current expected credit losses is based on our assessment of the collectability of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and establish an allowance for potential write-offs by considering factors including historical experience, credit quality, age of the accounts receivable balances, and current and forecasted economic conditions that may affect a customer’s ability to pay. The allowance for current expected credit losses is accounted for in line with ASC 326.

The Company evaluates trade receivables for expected credit losses in accordance with ASC 326. Trade receivables are considered past due based on the contractual payment terms established with each customer, which are generally net 30 or net 60 days. The Company estimates expected credit losses over the contractual life of its receivables using a methodology that incorporates historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. The allowance for credit losses is recorded as a contra-asset to accounts receivable, with the corresponding provision for credit losses recognized in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Accounts are written off when they are deemed uncollectible after consideration of collection efforts and specific customer circumstances.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amortization and Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment, right-of-use assets, and intangible assets are reviewed for impairment on an annual basis and on an interim basis if an event occurs or circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consumer insights revenues are generated from providing primary and secondary research, competitive intelligence, expert insight, data solutions, and analytic services designed to address customers’ strategic needs. For research engagements where services are delivered over time and progress can be measured, the Company recognizes revenue using a percentage of completion method on a cost-to-cost basis. Under this method, progress toward satisfaction of the performance obligation is measured based on costs incurred to date relative to total estimated costs expected to be incurred. Costs that do not contribute to progress toward satisfying the performance obligation are excluded. For subscription-based offerings, revenue is recognized ratably over the contractual service period as the customer receives the benefits of the services. For research deliverables, revenue is recognized at a point in time when control of the deliverable transfers to the customer. For certain data and platform-based solutions, revenue is recognized either (i) monthly based on variable consideration as invoiced or (ii) at a point in time when the underlying service or data is made available, depending on the contractual terms.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2025, all website development costs were expensed. During the year ended December 31, 2024, the Company performed enhancements to its website of approximately $96,000.

Advertising and Marketing

Advertising and marketing expenses are recognized as incurred and are included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, advertising and marketing expense was $78,000 and $134,000, respectively.

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

Treasury Stock

The Company accounts for its treasury stock as set forth in FASB Accounting Standards Codification No. 505, Treasury Stock (ASC 505-30). Under ASC 505-30 the total amount paid to acquire the stock is recorded and no gain or loss is recognized at the time of purchase. Gains and losses are recognized at the time the treasury stock is reinstated or retired and are recorded in additional paid-in capital or retained earnings. At December 31, 2025 and 2024, the Company owned 2,185,575 and 1,350,175 shares of treasury stock, respectively.

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

Segment Reporting

Consistent with FASB Accounting Standards Codification No. 280, Segment Reporting (ASC "280"), our Chief Financial Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Chief Financial Officer uses consolidated net income or loss and total assets when assessing segment performance and deciding how to allocate resources. There are no segment managers who are held accountable by the Chief Financial Officer, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. As such, the Chief Financial Officer does not routinely review discrete financial information, including profit measures or significant expense categories, by individual service line or business activity. The factors used to determine the Company’s reportable segments follow the guidance of ASC 280-10-50-21 and 280-10-50-22 and include consideration of the type of services delivered, the customers and end markets served, the applicable revenue recognition methodology and the length of time it takes to deliver services to customers. Our divisions are digital publishing, advertising technology, consumer insights, creative services, and media services, and due to their similar economic characteristics, we have determined that we have one operating and reportable segment.

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

Subsequent Events

The Company evaluated subsequent events through March 24, 2026, the date the consolidated financial statements were issued.

The following tables provide information about concentrations that exceed 10% of revenue and accounts receivable for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31, 2025	December 31, 2024
Revenue Concentration
Customers exceeding 10% of revenue	2	1
Percentage of revenue:
Customer 1	13.6%	12.2%
Customer 2	11.9%	*
Total percentage of revenue	25.5%	12.2%

* Represents a customer revenue balance less than the 10% threshold.

	December 31, 2025	December 31, 2024
Accounts Receivable Concentration
Customers exceeding 10% of accounts receivable	2	3
Percentage of accounts receivable:
Customer 1	21.5%	13.5%
Customer 2	12.1%	10.4%
Customer 3	*	11.1%
Total percentage of accounts receivable	33.6%	35.0%

* Represents a customer accounts receivable balance less than the 10% threshold.

Effective Accounting Pronouncements Adopted

For 2024 annual reporting, we adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This new standard requires an enhanced disclosure of significant segment expenses on an annual and interim basis, effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on our consolidated financial statements for the period ended December 31, 2025. Consistent with ASC 280, our Chief Financial Officer reviews financial information presented on a consolidated basis for purposes of allocated resources and evaluating financial performance. Our components are digital publishing, advertising technology, consumer insights, creative services, and media services. There are no segment managers who are held accountable by the Chief Financial Officer, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we have determined we have one operating and reportable segment.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025, and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU, and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, and financial condition.

Accounting Pronouncements Not Yet Adopted

In November 2024, and as amended in January 2025, the FASB issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning after December 15, 2026 (i.e., fiscal years beginning January 1, 2027, for calendar-year filers), and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. When applying the current expected credit loss model to current accounts receivable and contract assets arising from transactions accounted for under ASC 606, this standard provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance will be effective for annual and interim periods beginning after December 15, 2025 (i.e., fiscal years beginning January 1, 2026, for calendar-year filers). The guidance is to be applied on a prospective basis and early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides revised guidance aimed at refining how costs related to internal-use software are accounted for. The update removes the concept of distinct project phases and requires that capitalization of software costs begins when management authorizes and commits to funding a computer software project, and when there is a high likelihood the project will be completed and the software will be used to perform the function as intended. When assessing whether completion is probable, entities must consider any substantial uncertainties in development. In addition, the guidance introduces a requirement to disclose capitalized software costs as part of property and equipment. The new standard will be effective for annual periods beginning after December 15, 2026 (i.e., fiscal years beginning January 1, 2027, for calendar-year filers), and for interim periods thereafter. Upon adoption, the guidance can be applied using a prospective application, retrospective application, or a modified transition approach. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, to establish authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities. The new standard will be effective for annual periods beginning with the year ending December 31, 2028, and for interim periods beginning January 1, 2029, though early adoption is permitted. Upon adoption, the guidance can be applied using a modified prospective, modified retrospective, or under a retrospective approach. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The amendments in this ASU provide a comprehensive list of interim disclosures that are required by U.S. GAAP and include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that had a material impact on the entity. The new standard will be effective for interim reporting periods beginning on January 1, 2028. The guidance may be applied on a prospective or retrospective basis, and early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

	December 31, 2025	December 31, 2024
(in thousands)
Accounts receivable	$12,755	$12,460
Unbilled receivables (1)	3,850	2,698
	16,605	15,158
Less: allowance for current expected credit losses	(318)	(125)
Accounts receivable, net	$16,287	$15,033

(1) Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoices to the customer.

Accounts receivable, net at January 1, 2024, was $14.7 million.

Expected credit losses were $283,000, and $15,000 for the years ended December 31, 2025, and 2024, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	December 31, 2025	December 31, 2024
(in thousands)
Prepaid insurance (1)	$351	$358
Prepaid software	137	93
Deposits	158	158
Subscriptions	195	213
Other current assets (2)	487	195
Total prepaid costs and other assets	1,328	1,017
Less: other long-term assets	(158)	(158)
Prepaid expenses and other current assets	$1,170	$859

(1) Includes approximately $276,000 and $291,000 which is being paid over a period of time and is included in accounts payable at December 31, 2025 and 2024, respectively.

(2) Includes approximately $280,000 and $121,000 which is being paid over a period of time and is included in accounts payable at December 31, 2025 and 2024, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	Useful Life	December 31, 2025	December 31, 2024
(in thousands)
Computer equipment	3	$107	$76
Computer software	3	286	206
		393	282
Less: accumulated depreciation		(269)	(213)
Property and equipment, net		$124	$69

Depreciation and amortization expense was $56,000 and $127,000 for the years ending December 31, 2025, and 2024, respectively and is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS, NET

Website acquisitions, net, consisted of the following:

	December 31, 2025	December 31, 2024
(in thousands)
Website acquisition assets	$1,125	$1,125
Add: website development costs	96	96
	1,221	1,221
Less: accumulated amortization	(1,147)	(1,127)
Website acquisition assets, net	$74	$94

Other intangible assets, net, consisted of the following:

		December 31, 2025			December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Trade name	2 - 10	$8,381	$(4,415)	$3,966	$8,381	$(3,795)	$4,586
IP/technology	10	5,821	(2,970)	2,851	5,821	(2,575)	3,246
Customer relationships	5 - 10	13,380	(8,729)	4,651	13,380	(7,900)	5,480
Non-compete agreements	3 - 5	402	(402)	-	402	(402)	-
Other intangible assets, net		$27,984	$(16,516)	$11,468	$27,984	$(14,672)	$13,312

	December 31, 2025	December 31, 2024
(in thousands)
Website	$74	$94
Other intangible assets	11,468	13,312
Intangible assets, net	$11,542	$13,406

Amortization expense for the years ended December 31, 2025, and 2024, was approximately $1.9 million, and $1.9 million, respectively, related to both the website acquisition costs and the intangible assets, and is included in general and administrative expense in the statements of operations and comprehensive loss.

As of December 31, 2025, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows:

2026	$1,788
2027	1,788
2028	1,788
2029	1,785
Thereafter	4,393
Total expected amortization expense	$11,542

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – GOODWILL

The following table represents the allocation of goodwill as of December 31, 2025 and 2024:

	Owned & Operated	Ad Network	Insights	Total
(in thousands)
December 31, 2024	$2,865	$4,013	$907	$7,785
Additions	-	-	-	-
Reclassifications	93	(93)	-	-
Impairment	(786)	-	-	(786)
December 31, 2025	$2,172	$3,920	$907	$6,999

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

At October 1, 2025, an impairment assessment was performed on goodwill for Ad Network, Owned & Operated, and Insights reporting units. The assessment used a qualitative assessment which includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our qualitative assessment concluded that it is more likely than not that the estimated fair value of the Owned & Operated reporting unit is less than the carrying value, and the quantitative assessment resulted in the same conclusion. Our qualitative assessments for the Ad Network and Insights reporting units concluded that each reporting unit's fair value was potentially less than its carrying value, but our quantitative assessments did not have such conclusions.

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

Our quantitative analysis showed that the implied fair value of our goodwill for the Owned & Operated reporting units is less than its carrying value which resulted in an impairment charge of approximately $786,000.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024
(in thousands)
Accounts payable (1)	$18,220	$14,428
Accrued wages, commissions, and bonus	812	527
Publisher cost	1,536	2,811
Professional fees	704	1,138
Subcontractor	3,369	3,438
Other	211	325
Total accounts payable and accrued expenses	$24,852	$22,667

(1) Accounts payable includes $5.4 million and $5.2 million at December 31, 2025, and 2024, respectively, for Slutzky & Winshman Ltd. and Mediahouse Inc., whose operations were terminated during the year ended December 31, 2023.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
(in thousands)
Current portion of long-term operating and financing leases	$116	$101
Dividend payable	691	691
Project advance expense (1)	1,048	1,546
Litigation reserves	2,363	2,224
Other current liabilities	4	8
Total other liabilities	4,222	4,570
Less: other long-term liabilities	(12)	(169)
Other current liabilities	$4,210	$4,401

(1) Represents amounts advanced by customers to cover third party expenses specifically related to their project. These expenses are offset against the advance and are not part of the Company's statement of operations and comprehensive loss.

NOTE 10 – CENTRE LANE SENIOR SECURED CREDIT FACILITY

Effective June 1, 2020, the Company entered into a membership interest purchase agreement to acquire 100% of CL Media Holdings, LLC which is now a subsidiary of the Company (the “Purchase Agreement”). To finance the acquisition, the Company obtained a first lien senior loan in the amount of $16.5 million, comprised of $15.0 million of initial indebtedness, repayment of the existing accounts receivable factoring facility of Wild Sky Media, which was a subsidiary of CL Media Holdings, of approximately $900,000, and approximately $500,000 of expenses, from, and entered into a secured credit facility with, Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”).

Additional Draws

As of December 31, 2025, Centre Lane Partners had loaned the Company an additional $39.9 million through Amendments One through Eight (the “Second Out Loans”), Amendments Nine through Sixteen and Nineteen (the “First Out Loans”), and Amendments Seventeen and Twenty-One (the “Third Out Loans”) to provide liquidity to fund operations. The Nineteenth Amendment Term Loan had a maturity date of December 31, 2024, and the loan balance was repaid. The Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repayment of Loans

Effective March 31, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Second Amendment to the Credit Agreement, pursuant to which the following adjustments were made to the outstanding loans:

•
Extending the maturity date of the First Out Loans (which no longer include the Seventeenth Amendment Term Loans and the Twenty-First Amendment Term Loans), Second Out Loans (formerly defined as the "Last Out Loans"), and Third Out Loans (comprised of the Seventeenth Amendment Term Loans and the Twenty-First Amendment Term Loans) from April 20, 2026, to December 20, 2026;
•
Changing the Second Out Loans PIK rate to the Term Secured Overnight Financing Rate ("SOFR") plus 3% and the Second Out Loans cash interest rate to 2%. At December 31, 2025, the SOFR floor was 5.00% per annum, thus the overall PIK rate on these facilities was 8.00%;
•
Changing the First Out Loans cash interest rate to the Term SOFR plus 2%. The overall PIK rate on these facilities was 7.00% at December 31, 2025;
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

Effective September 30, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Third Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on September 30, 2025, including the following modifications:

•
Converting the First Out Loans cash interest due on September 30, 2025, to interest PIK;
•
Reducing the First Out Loans amortization payment from $575,000 to $250,000 due on September 30, 2025, with the difference deferred to the maturity date of the First Out Loans, which is December 20, 2026;
•
Incurring an amendment fee equal to 25 basis points of the First Out Loans, approximately $8,000, which was added to the principal balance of the First Out Loans as of September 30, 2025;
•
Converting the Second Out Loans cash interest due on September 30, 2025, to interest PIK; and
•
Deferring the Second Out Loans amortization payment due on September 30, 2025, to the maturity date of the Second Out Loans, which is December 20, 2026;
•
Following payments made on September 30, 2025, all loan terms, including cash interest and PIK rates, reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and were due on December 31, 2025.

Also in connection with the Twenty-Third Amendment, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 1.5% of the fully-diluted pro forma ownership of the Company, or 2,832,485 shares of the common stock, to Centre Lane Partners.

Effective December 31, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Fourth Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on December 31, 2025, including the following temporary modifications:

•
Converting the Second Out Loans cash interest due on December 31, 2025, to interest PIK; and
•
Deferring the Second Out Loans amortization payment due on December 31, 2025, to March 31, 2026.
•
Following payments made on December 31, 2025, all loan terms, including cash interest rates, reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and were due on March 31, 2026.

Also in connection with the Twenty-Fourth Amendment, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 1.5% of the fully-diluted pro forma ownership of the Company, or 2,870,792 shares of the common stock, to Centre Lane Partners. As of December 31, 2025, BV Agency, LLC, an affiliate of the lenders, and Centre Lane Partners owned approximately 14.6% and 11.5% of the Company’s outstanding common stock, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024, the Company paid approximately $2.3 million and $3.1 million toward the principal loan balance, respectively. For the years ended December 31, 2025 and 2024, the Company paid approximately $532,000 and $539,000 toward outstanding interest payable, respectively.

As of December 31, 2025, we owed Centre Lane $86.1 million under the Centre Lane Senior Secured Credit Facility. Of this amount, $1.8 million is due on March 31, 2026, $1.4 million is due on June 30, 2026, and $1.4 million is due on September 30, 2026. The remaining principal balance of $81.5 million is due on December 20, 2026.

The below table summarizes the loan balances at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
(in thousands)
Note payable - Centre Lane Senior Secured Credit Facility - related party (current)	$84,276	$3,808
Note payable - Centre Lane Senior Secured Credit Facility - related party (net of discount)	-	71,043
Net principal	84,276	74,851
Add: debt discount	1,864	3,971
Outstanding principal	$86,140	$78,822

The below table summarizes the movement in the outstanding principal during the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
(in thousands)
Opening balance	$78,822	$70,228
Add:
Draws	-	1,861
Exit and other fees	44	505
Interest capitalized	9,566	9,353
	88,432	81,947
Less
Payments	(2,292)	(3,125)
Outstanding principal	$86,140	$78,822

Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services. The Centre Lane Senior Secured Credit Facility provides that this fee shall be, in all respects, fully earned, due and paid in kind by the Company on the effective date of the Centre Lane Senior Secured Credit Facility, and on each anniversary of the effective date during the term of the agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $210,000 and is included in outstanding principal. The administrative fee charged during the years ended December 31, 2025 and 2024, was $35,000 for both periods, respectively.

Amendments

Commencing April 2021, the Company and certain subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Facility. The Credit Agreement was amended a number of times to provide for additional loans used for working capital and acquisitions. In addition, as part of the transaction, there are exit fees (the "Exit Fees"), which are added and capitalized to the principal amount of the original loan. As of December 31, 2025, there were twenty-four amendments to the Credit Agreement.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The below table summarizes the amendments that were executed by the Company from the inception of the facility to December 31, 2025 (in thousands, except for share data):

Amendment No.		Date	Draw	Repayment Date	Interest Rate Paid-in-Kind	a	Interest Rate Cash	a	Amendment Fee	b	Common Stock Issued	Accounting Impact
(in thousands, except share data)
1		4/26/2021	$-	12/20/2026	8.00%		2.00%		$-		150,000	Extinguishment	c
2		5/26/2021	1,500	12/20/2026	8.00%		2.00%		750		3,000,000	Modification	c
3		8/12/2021	500	12/20/2026	8.00%		2.00%		250		2,000,000	Modification	c
4		8/31/2021	1,100	12/20/2026	8.00%		2.00%		550		-	Modification	c
5		10/8/2021	725	12/20/2026	8.00%		2.00%		363		-	Extinguishment	c
6		11/5/2021	800	12/20/2026	8.00%		2.00%		800		7,500,000	Modification	c
7		12/23/2021	500	12/20/2026	8.00%		2.00%		500		-	Modification	c
			$5,125						$3,213		12,650,000

8		1/26/2022	350	12/20/2026	8.00%		2.00%		350		-	Modification	c
9		2/11/2022	250	12/20/2026	0.00%		7.00%		13		-	Modification	d
10		3/11/2022	300	12/20/2026	0.00%		7.00%		15		-	Modification	d
11		3/25/2022	500	12/20/2026	0.00%		7.00%		25		-	Modification	d
12		4/15/2022	450	12/20/2026	0.00%		7.00%		23		-	Modification	d
13		5/10/2022	500	12/20/2026	0.00%		7.00%		25		-	Modification	d
14		6/10/2022	350	12/20/2026	0.00%		7.00%		18		-	Modification	d
15		7/8/2022	350	12/20/2026	0.00%		7.00%		(58)		-	Modification	d
			$3,050						$411		-

16		2/10/2023	1,500	12/20/2026	0.00%		7.00%		75		-	Modification	d
17	f	4/20/2023	26,316	12/20/2026	15.00%		0.00%		708		21,401,993	Extinguishment	e
19		7/28/2023	2,000	12/31/2024	0.00%		7.00%		100		-	Modification	d
			$29,816						$883		21,401,993

20		6/5/2024	-	12/20/2026	0.00%		0.00%		472		-	Modification	g
21	f	12/26/2024	1,861	12/20/2026	15.00%		0.00%		-		5,001,991	Modification	e
			$1,861						$472		5,001,991

23		9/30/2025	-	12/20/2026	0.00%		0.00%		8		2,832,485	Modification	g
24		12/31/2025	-	12/20/2026	0.00%		0.00%		-		2,870,792	Modification	g
			$-						$8		5,703,277
			$39,852						$4,987		44,757,261

a - New rates in effect in connection with Amendment Twenty-Two.

b - Added and capitalized to the principal amount of the original loan.

c - Second Out Loans.

d - First Out Loans.

e - Third Out Loans.

f - There was no impact on principal or interest and no fees incurred by the Company under Amendments Eighteen and Twenty-Two, thus they are excluded from the table.

g - There were no loan draws under Amendments Twenty, Twenty-Three, and Twenty-Four, thus no interest rates were incurred. Amendments Twenty, Twenty-Three, and Twenty-Four adjusted the existing outstanding loan terms, thus the balances of the interest rate PIK and interest rate cash are 0.00%.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our debt financing arrangements, including long-term debt, expose us to counterparty credit risk as they are solely with a single related party lender. We manage this risk by closely monitoring the related party's financial stability and ensuring it maintains a strong credit rating. No other financial institutions are involved in our debt obligations. As of December 31, 2025 and 2024, the carrying value of the Centre Lane Senior Secured Credit Facility was $84.3 million and $74.9 million, respectively, net of unamortized debt discount of $1.9 million and $4.0 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

During the year ended December 31, 2025 and 2024, the Company recorded amortization of debt discount of $2.1 million and $2.7 million, respectively, on the Centre Lane Senior Secured Credit Facility.

Interest expense for the year ended December 31, 2025 and 2024, consisted of the following:

	Year Ended
	December 31, 2025	December 31, 2024
(in thousands)
Interest expense	$10,136	$9,913
Amortization	2,150	2,697
Total interest expense	$12,286	$12,610

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

At December 31, 2025 and 2024, the operating lease right-of-use asset was $173,000 and $253,000, respectively, and is included under assets on the consolidated balance sheets.

At December 31, 2025 and 2024, the operating lease right-of-use lease liability was $160,000 and $252,000, respectively, including the current portion of $95,000 and $79,000, respectively, and is included under liabilities on the consolidated balance sheets.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $187,000 and $173,000 for the years ended December 31, 2025 and 2024.

The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and are recognized in rent expense when incurred and not included in the measurement of the lease liability.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Sublease

One April 14, 2024, and July 1, 2024, the Company entered into two sublease agreements for its Boca Raton corporate office suites. The subleases continue for the remaining term on the initial lease agreement of three years with no option to extend. The aggregate minimum annual rental income under the subleases is approximately $137,000 with 3% escalations per annum. The Company retains the ability to use the address as its corporate office.

At December 31, 2025 and 2024, the operating lease subleases right-of-use liability was $12,000, and is included as an offset to right-of-use assets within other non-current liabilities on the consolidated balance sheet.

Operating lease sublease income was approximately $137,000 and $84,000 for the year ended December 31, 2025 and 2024, respectively.

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years.

At December 31, 2025, and 2024, the finance lease asset was $20,000 and $42,000, respectively, and is included under assets on the consolidated balance sheets.

At December 31, 2025, and 2024, the finance lease liability was $20,000 and $42,000, respectively, including the current portion of $20,000 and $22,000, respectively, and is included under liabilities on the consolidated balance sheets.

Finance lease expense for the year ended December 31, 2025 was $29,000 inclusive of interest of $7,000 and amortization of $22,000, and is included in general and administrative expense in the statements of operations and comprehensive loss. Finance lease expense for the year ended December 31, 2024 was $29,000, inclusive of interest of $11,000 and amortization of $18,000, and is included in general and administrative expense in the statements of operations and comprehensive loss.

As of December 31, 2025 and 2024, the right-of-use asset and lease liability for the operating lease are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
(in thousands)
Assets:
Total operating lease right-of-use asset	$173	$253
Total finance lease asset (1)	$20	$42

Liabilities:
Operating lease liability, current	$95	$79
Operating sublease liability, net of current portion	12	12
Operating lease liability, net of current portion	65	173
Total operating lease liability	$172	$264

Finance lease liability, current	$20	$22
Finance lease liability, net of current portion	-	20
Total finance lease liability	$20	$42

Weighted-average remaining lease term (in years):
Operating lease	1.75	2.75
Finance lease	0.75	1.75

Weighted-average discount rate:
Operating lease	14.39%	14.39%
Finance lease	21.12%	21.12%

(1) Finance lease represents computer software, see Note 5, Property and Equipment, Net, to the consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the aggregate annual lease obligations were as follows (in thousands):

	Operating Leases	Finance Leases
(in thousands)
2026	$95	$20
2027	79	-
Total lease obligations	174	20
Less: amount representing interest	(14)	-
Net lease obligations	$160	$20

NOTE 13 – REVENUE RECOGNITION

The following table represents our revenue disaggregated by type:

	Year Ended
	December 31, 2025	December 31, 2024
(in thousands)
Revenue:
Digital publishing	$1,482	$1,733
Advertising technology	21,681	18,449
Consumer insights	26,559	27,021
Creative services	8,519	7,056
Media services	988	2,422
Total revenue	$59,229	$56,681

Geographic Information

Revenue by geography is based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% of total revenue for the years ended December 31, 2025, and 2024.

As of December 31, 2025, and 2024, approximately 100% of our long-lived assets, including websites and other intangible assets used in revenue generation, were attributable to operations in the United States.

Deferred Revenue

The movement in deferred revenue during the years ended December 31, 2025 and 2024, comprised the following (in thousands):

	December 31, 2025	December 31, 2024
(in thousands)
Deferred revenue at the start of the period	$2,883	$4,569
Amounts invoiced during the period	37,510	40,529
Less: revenue recognized during the period	(37,559)	(42,215)
Deferred revenue at the end of the period	$2,834	$2,883

NOTE 14 – STOCK BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board of Directors adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “2022 Stock Option Plan”). The 2022 Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the 2022 Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2025, 12,146,767 shares were remaining under the 2022 Stock Option Plan for the future issuance.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options

As of December 31, 2025, options to purchase and aggregate of 10,353,233 shares of common stock were outstanding under the Company's 2013 Stock Option Plan, the 2015 Stock Option Plan, the 2019 Stock Option Plan, and the 2022 Stock Option Plan at a weighted-average exercise price of $0.09 per share. No further grants can be made under any of the Company's stock option plans other than the 2022 Stock Option Plan.

Compensation expense recorded in connection with the Stock Option Plan was $125,000, and $254,000 for the years ended December 31, 2025, and 2024, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

The following table presents the activity of the Company’s outstanding common stock options for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Common stock options:
Balance outstanding at December 31, 2024	10,584,033	$0.10	8.0	$79
Granted	575,000	$0.04	-	$-
Exercised	(50,400)	$-	-	$-
Forfeited	(444,150)	$0.08	-	$0
Expired	(311,250)	$0.42	-	$-
Balance outstanding at December 31, 2025	10,353,233	$0.09	7.2	$0
Exercisable at December 31, 2025	6,489,294	$0.10	7.0	$-
Unvested at December 31, 2025	3,863,939	$0.07	7.4	$0

During the years ended December 31, 2025 and 2024, 50,400 and 80,250 common stock options were exercised with an aggregate intrinsic value of $0 and $3,000, respectively.

Summarized information with respect to options outstanding under the stock option plans at December 31, 2025, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Number Exercisable	Weighted Average Exercise Price

0.0001 - 0.13	9,247,006	$0.05	7.3	5,706,067	$0.05
0.14 - 0.24	867,000	$0.17	7.1	544,000	$0.17
0.25 - 0.49	-	$-	-	-	$-
0.50 - 0.85	106,000	$0.75	0.5	106,000	$0.75
0.86 - 1.75	133,227	$1.64	3.9	133,227	$1.64
	10,353,233	$0.09	7.2	6,489,294	$0.10

As of December 31, 2025, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $85,000 to be recognized through July 2027.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the weighted average assumptions used in determining the fair value of the stock-based awards for the year ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Expected life (years)	5.58 yrs	5.82 yrs
Expected volatility	445.13%	452.21%
Risk-free interest rate	4.34%	4.12%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%

During the year ended December 31, 2025 and 2024, 575,000 and 469,673 options were issued, respectively.

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on an average of similar public companies' historical volatility, as the Company's common stock is quoted in the over-the-counter market on the OTCQB Tier of the OTC Markets, Inc. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Non-Recurring Basis

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value when impairment is recognized. These assets include goodwill and intangible assets, net.

The below table shows the quantitative information for assets measured at fair value on a non-recurring basis:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Rate (Weighted-Average Cost of Capital)
(in thousands)
Goodwill	$6,999	Discounted cash flow	Discount rate	18.29%

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

At October 1, 2025, an impairment assessment was performed on goodwill for Ad Network, Owned & Operated, and Insights reporting units. We estimated the fair value of our reporting units utilizing an income approach (discounted cash flow method), which incorporated significant unobservable Level 3 inputs. The assessment indicated that the carrying value was in excess of its implied fair value, resulting in an impairment charge of $786,000 for goodwill.

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

The Company calculates the present value of the cash flows under the terms of each new amendment and determines if it is substantially different by at least 10% from the present value of the remaining cash flow of the original debt instrument. Amendments Twenty-Two, Twenty-Three, and Twenty-Four were considered modifications. For further information on modifications and extinguishments, see the amendments table within Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending acquisition of Big Village Insights, Inc. and Big Village Agency, LLC (together, the "Big Village Acquisition."). Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. On November 27, 2024, the District Court entered a judgment in favor of Ladenburg and against the Company granting damages of $1.7 million to Ladenburg. On December 26, 2024, the Company filed a motion with the District Court requesting that the District Court reconsider its judgment. This motion was denied on January 30, 2025. Also on December 26, 2024, the Company and its subsidiaries entered into the Twenty-First Amendment to the Credit Agreement with Centre Lane Partners for the purpose of securing a bond to stay execution of the judgment. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements. The Company obtained the bond and a stay of execution of the judgment was granted on February 3, 2025. On May 9, 2025, the Company appealed to the United States Court of Appeals for the Eleventh Circuit Court of Appeals. Ladenburg filed a response on July 9, 2025, and the Company accrued an additional $242,000 to cover fees related to this matter. The Company replied to Ladenburg's response on August 29, 2025. The Eleventh Circuit Court of Appeals has tentatively scheduled our appeal for oral argument for the week of April 6, 2026. The outcome of this matter is not determinable as of the date of issuance of these consolidated financial statements.

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

NOTE 17 - STOCKHOLDERS' DEFICIT

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

There were no shares of preferred stock issued or outstanding at December 31, 2025, and 2024.

At December 31, 2025 and 2024, there was an accrued unpaid preference dividend of $691,000. This amount is payable to the Company's former Chairman of the Board, Mr. Kip Speyer, and is included under other current liabilities in the consolidated balance sheets at December 31, 2025.

Common Stock

Shares of Common Stock under the 2022 Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of December 31, 2025, 12,146,767 shares were remaining under the 2022 Stock Option Plan for future issuance.

Issue of Common Stock

During the year ended December 31, 2025, the Company issued 5,753,677 shares of our common stock as follows (in thousands, except share data):

	Year Ended
	December 31, 2025
	Shares (#)	Value

Common stock issued to Centre Lane related to debt financing	5,703,277	$120
Common stock issued for options exercised	50,400	$2
Shares of common stock issued, net	5,753,677	$122

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the Company issued 5,361,693 shares of our common stock as follows (in thousands, except share data):

	Year Ended
	December 31, 2024
	Shares (#)	Value

Common stock issued to Centre Lane related to debt financing	5,001,991	$175
Common stock issued for options exercised	80,250	$2
Common stock issued for services rendered	279,452	$16
Shares of common stock issued, net	5,361,693	$193

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock

During the year ended December 31, 2025, three shareholders relinquished their Bright Mountain common stock shares. A total of 835,400 shares were acquired by the Company at no cost to the Company. A total of 2,185,575 shares of the Company's common stock, with a value of $220,000, are being held as Treasury Stock by the Company.

Warrants

At December 31, 2025 and 2024, we had 175,000 and 10,573,700 common stock warrants outstanding to purchase shares of our common stock, respectively, with exercise prices ranging between $0.75 and $1.00 per share. Of the 175,000 common stock warrants outstanding at December 31, 2025, all 175,000 will expire in 2030.

Approximately 10,398,700 and 10,788,366 common stock warrants expired during the years ended December 31, 2025 and 2024, respectively.

A summary of the Company’s warrants outstanding as of December 31, 2025 and 2024 is presented below:

December 31, 2025
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised, in thousands)
$0.75	-	$-
$1.00	175,000	$175
	175,000	$175

December 31, 2024
Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised, in thousands)
$0.75	10,398,700	$7,799
$1.00	175,000	$175
	10,573,700	$7,974

NOTE 18 – LOSS PER SHARE

As of December 31, 2025 and 2024, there were 183,218,504 and 177,464,827 shares of common stock issued, respectively, and 181,032,929 and 176,114,652 shares of common stock outstanding, respectively. Outstanding shares as of December 31, 2025 and 2024, have been adjusted to reflect 2,185,575 and 1,350,175 treasury shares, respectively.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reconcile actual basic and diluted earnings per share for the years ended December 31, 2025 and 2024 (in thousands except shares and per share data):

	Year Ended
	December 31, 2025	December 31, 2024
(in thousands, except per share data)
Numerator:
Net loss	$(13,455)	$(17,024)
Denominator:
Weighted-average common shares outstanding:
Basic	176,547,907	171,199,036
Diluted	176,547,907	171,199,036
Net loss per common share
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Shares unvested and subject to exercise of stock options	10,353,233	10,459,033
Shares subject to exercise of warrants	175,000	10,573,700

NOTE 19 – RELATED PARTY TRANSACTIONS

Centre Lane Partners

Centre Lane Partners has provided, and continues to provide, funding to assist the Company with its liquidity needs through the Centre Lane Senior Secured Credit Facility.

In connection with the Twenty-First Amendment, on December 26, 2024, the Company issued 5,001,991 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. In connection with the Twenty-Third Amendment, on September 30, 2025, the Company issued an additional 2,832,485 shares of common stock of the Company to Centre Lane Partners. In connection with the Twenty-Fourth Amendment, on December 31, 2025, the Company issued an additional 2,870,792 shares of common stock of the Company to Centre Lane Partners.

BV Agency, LLC, and Centre Lane Partners own approximately 14.6% and 11.5% of the Company’s outstanding common stock, respectively.

SEC rules define a related party as including (i) any director or executive officer of the Company, or any immediate family member thereof, (ii) any director nominee, or any immediate family member thereof, and (iii) a 5% or greater shareholder of the Company, or any immediate family member thereof. As a result, BV Agency, LLC, and Centre Lane Partners together are considered to be related parties of the Company. Through December 31, 2025, the Company has entered into 24 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $86.1 million and $78.8 million as of December 31, 2025 and 2024, respectively. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements for details on this facility.

Preferred Stock

At December 31, 2025 and 2024, there was an accrued unpaid preference dividend of $691,000. This amount is payable to the Company's former Chairman of the Board, Mr. Kip Speyer.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – INCOME TAXES

The Company is subject to federal and various state income taxes in the United States as well as income taxes in various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations.

The Company’s loss before income taxes consists of the following:

	Year Ended December 31,
	2025	2024
United States	$(12,663)	$(15,653)
Foreign	(792)	(60)
Total loss before provision for income taxes	$(13,455)	$(15,713)

A reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	December 31,
	2025		2024
	Amount	Rate	Amount	Rate
Federal tax expense (benefit) at the statutory rate from operations	$(2,826)	21.00%	$(3,300)	21.00%
State and local tax benefit, net of federal income tax benefit	-	0.00%	-	0.00%
Effect of foreign taxes:
Foreign rate differential	8	-0.05%	-	0.00%
Foreign change in valuation allowance	158	-1.17%	-	0.00%
Change in valuation allowance	2,497	-18.56%	3,202	-20.38%
Nontaxable or nondeductible items:
Impairment	165	-1.23%	-	0.00%
Other	34	-0.25%	62	-0.39%
Other adjustments:
Deferred tax assets (liabilities) true-up - other	(26)	0.19%	19	-0.12%
Deferred tax assets (liabilities) true-up - net operating loss	251	-1.87%	-	0.00%
Return to provision	(261)	1.94%	17	-0.11%
Total tax provision (benefit)	$-	0.00%	$-	0.00%

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024, are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$24,878	$23,568
Intangible assets	2,108	2,223
Lease liability	50	88
Interest limitation	2,813	-
Other	1,374	991
Total gross deferred tax assets	31,223	26,870
Less: Deferred tax asset valuation allowance	(30,983)	(26,392)
Total net deferred tax assets	$240	$478

Deferred tax liabilities:
Right-of-use asset	(53)	(89)
Debt modification	(187)	(389)
Net deferred tax liabilities	$-	$-

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of $87.5 million which include $77.2 million that have an unlimited carryforward period and the remainder expire at various dates from 2030 through 2038. As of December 31, 2025, the Company had state and local net operating loss carryforwards of $117.2 million which includes $42.7 million that have an unlimited carryforward period and the remainder expire at various dates from 2030 through 2042. As of December 31, 2025, the Company had foreign net operating loss carryforwards of $5.5 million which include $4.6 million that have an unlimited carryforward period and the remainder expire in 2029 and 2030.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Because of the historical earnings history of the Company and its foreign subsidiaries, the net deferred tax assets less deferred tax liabilities for 2025 were fully offset by the deferred tax liability and a 100% valuation allowance on the remaining balance. Based on all available evidence, management determined that it is more likely than not that the Company's net deferred tax assets will not be realized. As a result, the Company continues to maintain a full valuation against its net deferred tax assets. For the years ended December 31, 2025, and 2024, the change in the valuation allowance was an increase of approximately $4.6 million and $3.6 million, respectively.

The Company does not provide for U.S. Federal, state, and applicable foreign income and withholding taxes on the financial reporting basis over the tax basis of its foreign subsidiary investment because the Company does have the intentions and ability to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. As a result, deferred taxes have not been recorded for the outside basis differences in its foreign subsidiary as of December 31, 2025, to the extent such differences are expected to result in future taxable income upon repatriation. The Company reviews its ability and intentions to indefinitely reinvest its foreign earnings at each balance sheet.

The One Big Beautiful Bill Act ("OBBBA") was passed and became effective for the Company during 2025. The legislation includes, among other provisions, permanent full expensing for certain business assets, changes to the interest deduction limitation under Section 163(j), amendments to international tax provisions including the global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”) regimes, the permanent extension of the controlled foreign corporation (“CFC”) look-through rule, as well as modifications to the treatment of research and development expenditures mentioned above.

Congress modified the treatment for research and development expenditures by adding new Section 174A, which applies for tax years beginning after December 31, 2024. Section 174A permits the immediate deduction of domestic R&D expenditures or, at the taxpayer’s election, capitalization and amortization over a period of at least five years beginning when the related benefits are first realized. Foreign R&D expenditures continue to be capitalized and amortized over 15 years. Transition provisions allow taxpayers either to continue amortizing amounts capitalized under the TCJA rules or to deduct remaining unamortized domestic R&D expenditures in the first tax year beginning after December 31, 2024. The Company has elected to amortize previously capitalized domestic R&D expenditures over two years which is permitted under OBBBA and immediately expense any current year Section 174A costs.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2025, and 2024, the Company has not recorded any liabilities for uncertain tax positions in its consolidated financial statements.

The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2025, and 2024, no accrued interest or penalties are recorded on the balance sheets, and the Company has not recorded any related expenses.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, foreign, and state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years currently open under statute from 2022 to the present in the U.S. and from 2021 to present in the Company’s foreign operations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

The Company did not pay income taxes, net of refunds, during the year ended December 31, 2025. As no income taxes were paid, disaggregation by federal, state, or foreign jurisdiction was not applicable for the period presented.