Form 10-Q
period 2026-03-31
Bright Mountain Media, Inc.
filed 2026-05-12
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended March 31, 2026

or

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

As of May 7, 2026, there were 183,955,495 shares of the registrant's common stock outstanding.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the U.S. Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “us," “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “first quarter of 2026” refers to the three months ended March 31, 2026, “first quarter of 2025” refers to the three months ended March 31, 2025, and “2025” refers to the year ended December 31, 2025. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share figures)

	March 31, 2026	December 31, 2025*
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$594	$1,371
Restricted cash	1,861	1,861
Accounts receivable, net	15,409	16,287
Prepaid expenses and other current assets	1,035	1,170
Total current assets	18,899	20,689
Property and equipment, net	107	124
Intangible assets, net	11,097	11,542
Goodwill	6,999	6,999
Operating lease right-of-use assets, net	150	173
Other long-term assets	9	158
Total assets	$37,261	$39,685

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$20,342	$24,852
Other current liabilities	3,555	4,210
Interest payable - Centre Lane Senior Secured Credit Facility	47	59
Deferred revenue	4,399	2,834
Note payable - Centre Lane Senior Secured Credit Facility - related party (current)	86,755	84,276
Total current liabilities	115,098	116,231
Other long-term liabilities	-	12
Operating lease liabilities	63	77
Total liabilities	115,161	116,320

Stockholders' deficit:
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Common stock, par value $0.01, 324,000,000 shares authorized, 186,141,070 and 183,218,504 shares issued, and 183,955,495 and 181,032,929 shares outstanding at March 31, 2026 and December 31, 2025, respectively	1,861	1,832
Treasury stock at cost, 2,185,575 and 2,185,575 shares at March 31, 2026 and December 31, 2025, respectively	(220)	(220)
Additional paid-in capital	101,994	101,988
Accumulated deficit	(181,612)	(180,312)
Accumulated other comprehensive income	77	77
Total stockholders' deficit	(77,900)	(76,635)
Total liabilities and stockholders' deficit	$37,261	$39,685

* Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share figures)

	Three Months Ended

	March 31, 2026	March 31, 2025

Revenue	$13,963	$14,190
Cost of revenue	9,654	9,918
Gross margin	4,309	4,272
General and administrative expenses	2,566	4,524
Income (loss) from operations	1,743	(252)

Financing and other expense:
Other income	62	47
Interest expense - Centre Lane Senior Secured Credit Facility - related party	(3,101)	(3,020)
Other interest expense	(4)	(6)
Total financing and other expense, net	(3,043)	(2,979)

Net loss before income tax	(1,300)	(3,231)
Income tax provision	-	-
Net loss	$(1,300)	$(3,231)

Foreign currency translation	-	42
Comprehensive loss	$(1,300)	$(3,189)

Net loss per common share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted-average shares outstanding:
Basic	181,032,929	175,974,990
Diluted	181,032,929	175,974,990

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share figures)

		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
		Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2024*	*	177,464,827	$1,775	(1,350,175)	$(220)	$101,798	$(166,857)	$277	$(63,227)

Net loss		-	-	-	-	-	(3,231)	-	(3,231)
Common stock issued for options exercised		50,400	1	-	-	1	-	-	2
Treasury stock		-	-	(200,000)	-	-	-	-	-
Stock-based compensation		-	-	-	-	37	-	-	37
Adjustment from foreign currency translation, net		-	-	-	-	-	-	42	42

Balance at March 31, 2025		177,515,227	$1,776	(1,550,175)	$(220)	$101,836	$(170,088)	$319	$(66,377)

Balance at December 31, 2025*	*	183,218,504	$1,832	(2,185,575)	$(220)	$101,988	$(180,312)	$77	$(76,635)

Net loss		-	-	-	-	-	(1,300)	-	(1,300)
Common stock issued to Centre Lane Partners		2,922,566	29	-	-	(15)	-	-	14
Stock-based compensation		-	-	-	-	21	-	-	21

Balance at March 31, 2026		186,141,070	$1,861	(2,185,575)	$(220)	$101,994	$(181,612)	$77	$(77,900)

*Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended

	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net loss	$(1,300)	$(3,231)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	17	13
Interest paid-in-kind on Centre Lane Senior Secured Credit Facility - related party	2,593	2,269
Amortization of operating lease right-of-use assets	21	18
Amortization of debt discount	460	633
Amortization of intangible assets	445	485
Stock-based compensation	21	37
Common stock issued to Centre Lane Partners for debt modification	14	-
Provison for credit losses	39	11
Changes in operating assets and liabilities:
Accounts receivable	839	762
Prepaid expenses and other assets	288	(459)
Operating lease liabilities	(11)	(18)
Accounts payable and accrued expenses	(4,510)	(3,942)
Other liabilities	(665)	(543)
Interest payable - Centre Lane Senior Secured Credit Facility - related party	(12)	120
Deferred revenue	1,565	3,495
Net cash used in operating activities	(196)	(350)

Cash flows from investing activities:
Purchase of property and equipment	-	(10)
Net cash used in investing activities	-	(10)

Cash flows from financing activities:
Proceeds from stock option exercises	-	1
Principal payments on finance lease obligations	(6)	(5)
Repayment of principal on Centre Lane Senior Secured Credit Facility - related party	(575)	-
Net cash used in financing activities	(581)	(4)
Effect of foreign exchange rates on cash	-	(1)
Net decrease in cash, cash equivalents, and restricted cash	(777)	(365)
Cash, cash equivalents, and restricted cash at the beginning of the period	3,232	4,407
Cash, cash equivalents, and restricted cash at the end of the period	$2,455	$4,042

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$594	$2,181
Restricted cash	1,861	1,861
Total cash, cash equivalents, and restricted cash	$2,455	$4,042

Supplemental disclosure of cash flow information:
Cash paid for interest	59	-
Interest paid-in-kind on Centre Lane Senior Secured Credit Facility - related party	2,593	2,269

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to Centre Lane Partners for debt modification	14	-

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

March 31, 2026

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

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2025, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim consolidated financial statements should be read in conjunction with that report.

Going Concern and Liquidity

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $181.6 million as of March 31, 2026. Cash flows used in operating activities were $196,000 and $350,000 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had a working capital deficit of approximately $96.2 million, inclusive of $594,000 in cash and cash equivalents and $1.9 million in restricted cash.

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

March 31, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the United States, and other foreign countries in which the Company operates.

As of March 31, 2026 and December 31, 2025, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit in the amount of $118,000 as of March 31, 2026, and $994,000 as of December 31, 2025.

As of March 31, 2026 and December 31, 2025, the Company did not exceed the insurance limit of $32,000 for its international bank accounts.

Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company's financial condition, results of operations, and cash flows.

At March 31, 2026 and December 31, 2025, the Company had $594,000 and $1.4 million, respectively, in cash and cash equivalents.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash as a separate line item in the consolidated balance sheets. At March 31, 2026 and December 31, 2025, the Company had $1.9 million in restricted cash for both periods, which is designated specifically for settlement of a legal judgment. See Note 15, Commitments and Contingencies, to the unaudited consolidated financial statements.

Off-balance Sheet Arrangements

There are no off-balance sheet arrangements as of March 31, 2026 and December 31, 2025.

Segment Reporting

Consistent with FASB Accounting Standards Codification ("ASC") No. 280, Segment Reporting ("ASC 280"), our Chief Financial Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Chief Financial Officer uses consolidated net income or loss and total assets when assessing segment performance and deciding how to allocate resources. There are no segment managers who are held accountable by the Chief Financial Officer, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. As such, the Chief Financial Officer does not routinely review discrete financial information, including profit measures or significant expense categories, by individual service line or business activity. The factors used to determine the Company’s reportable segments follow the guidance of ASC 280-10-50-21 and 280-10-50-22 and include consideration of the type of services delivered, the customers and end markets served, the applicable revenue recognition methodology and the length of time it takes to deliver services to customers. Our divisions are digital publishing, advertising technology, consumer insights, creative services, and media services, and due to their similar economic characteristics, we have determined that we have one operating and reportable segment.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

March 31, 2026

(Unaudited)

We perform credit evaluations of our customers’ financial condition and require no collateral from our customers. We maintain an allowance for current expected credit losses based upon the expected collectability of accounts receivable balances.

The following tables provide information about concentrations that exceed 10% of revenue and accounts receivable for the period:

	Three Months Ended

	March 31, 2026	March 31, 2025
Revenue Concentration
Customers exceeding 10% of revenue	3	1
Percentage of revenue:
Customer 1	18.8%	*
Customer 2	15.6%	15.4%
Customer 3	14.5%	*
Total percentage of revenue	48.9%	15.4%

* Represents a customer revenue balance less than the 10% threshold.

	March 31, 2026	December 31, 2025
Accounts Receivable Concentration
Customers exceeding 10% of accounts receivable	2	2
Percentage of accounts receivable:
Customer 1	19.8%	21.5%
Customer 2	11.1%	12.1%
Total percentage of accounts receivable	30.9%	33.6%

* Represents a customer accounts receivable balance less than the 10% threshold.

Effective Accounting Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides a practical expedient when applying the current expected credit loss model to certain receivables and contract assets. The Company uses a loss-rate methodology to estimate expected credit losses for accounts receivable. Under this approach, the Company estimates expected credit losses on a pooled basis using historical loss experience, adjusted for current conditions and reasonable and supportable forecasts. The guidance became effective for the Company on January 1, 2026, and was to be applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, the FASB further amended in January 2025. The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning after December 15, 2026 (i.e., fiscal years beginning January 1, 2027, for calendar-year filers), and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance refines the accounting for costs related to internal-use software, including changes to capitalization criteria and disclosure requirements. This guidance will be effective for annual periods beginning after December 15, 2026 (i.e., fiscal years beginning after January 1, 2027, for calendar-year filers), and for interim periods thereafter. The new standard may be applied prospectively, retrospectively, or using a modified transition approach. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and introduces a principle requiring disclosure of material events occurring since the last annual reporting period. The new standard will be effective for interim reporting periods beginning on January 1, 2028. The guidance may be applied on a prospective or retrospective basis, and early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

In January 2026, the FASB issued ASU 2025-12, Codification Improvements, which includes amendments to address technical corrections, clarifications, and other minor improvements to the ASC. The amendments are effective for annual periods beginning after December 15, 2026, and early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

	March 31, 2026	December 31, 2025
(in thousands)
Accounts receivable	$11,831	$12,755
Unbilled receivables (1)	3,920	3,850
	15,751	16,605
Less: allowance for current expected credit losses	(342)	(318)
Accounts receivable, net	$15,409	$16,287

(1) - Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoice to the customer.

Accounts receivable, net, at January 1, 2025, was $15.0 million.

Expected credit losses were approximately $39,000 and $11,000 for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	March 31, 2026	December 31, 2025
(in thousands)
Prepaid insurance (1)	$224	$351
Prepaid software	141	137
Deposits	9	158
Subscriptions	218	195
Other current assets (2)	452	487
Total prepaid costs and other assets	1,044	1,328
Less: other long-term assets	(9)	(158)
Prepaid expenses and other current assets	$1,035	$1,170

(1) - Includes approximately $214,000 and $276,000 which is being paid over a period of time and is included in accounts payable at March 31, 2026 and December 31, 2025, respectively.

(2) - Includes approximately $376,000 and $280,000 which is being paid over a period of time and is included in accounts payable at March 31, 2026 and December 31, 2025, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	Useful Life	March 31, 2026	December 31, 2025
(in thousands)
Computer equipment	3	$107	$107
Computer software	3	286	286
		393	393
Less: accumulated depreciation		(286)	(269)
Property and equipment, net		$107	$124

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025, was $17,000 and $13,000, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 6 – INTANGIBLE ASSETS, NET

Website acquisitions, net, consisted of the following:

	March 31, 2026	December 31, 2025
(in thousands)
Website acquisition assets	$1,221	$1,221
Less: accumulated amortization	(1,150)	(1,147)
Website acquisition assets, net	$71	$74

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Other intangible assets, net, consisted of the following:

		March 31, 2026			December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Trade name	2 - 10	$8,381	$(4,568)	$3,813	$8,381	$(4,415)	$3,966
IP/technology	10	5,821	(3,069)	2,752	5,821	(2,970)	2,851
Customer relationships	5 - 10	13,380	(8,919)	4,461	13,380	(8,729)	4,651
Non-compete agreements	3 - 5	402	(402)	-	402	(402)	-
Other intangible assets, net		$27,984	$(16,958)	$11,026	$27,984	$(16,516)	$11,468

	March 31, 2026	December 31, 2025
(in thousands)
Website	$71	$74
Other intangible assets	11,026	11,468
Intangible assets, net	$11,097	$11,542

Amortization expense for the three months ended March 31, 2026 and 2025, was approximately $445,000 and $485,000, respectively, included in general and administrative expense in the statements of operations and comprehensive loss.

As of March 31, 2026, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows (in thousands):

Remainder of 2026	$1,341
2027	1,788
2028	1,788
2029	1,785
2030	1,432
Thereafter	2,963
Total expected amortization expense	$11,097

NOTE 7 – GOODWILL

The following table represents the allocation of goodwill as of March 31, 2026 and December 31, 2025:

	Owned & Operated	Ad Network	Insights	Total
(in thousands)
December 31, 2025	$2,172	$3,920	$907	$6,999
Additions	-	-	-	-
Impairment	-	-	-	-
March 31, 2026	$2,172	$3,920	$907	$6,999

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

During the year ended December 31, 2025, an impairment assessment was performed on goodwill for the Ad Network, Owned & Operated and Insights reporting units. The assessment used a qualitative assessment which includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our qualitative assessment concluded that it is more likely than not that the estimated fair value of the Owned & Operated reporting unit is less than the carrying value, and the quantitative assessment resulted in the same conclusion. Our qualitative assessments for the Ad Network and Insights reporting units concluded that each reporting unit's fair value was potentially less than its carrying value, but our quantitative assessments did not have such conclusions.

In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on a market participant debt structure and cost of capital. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be necessary. Our quantitative analysis showed that the implied fair value of our goodwill for the Owned & Operated reporting units was less than its carrying value which resulted in an impairment charge of approximately $786,000 during the year ended December 31, 2025.

There was no triggering event or impairment for the three months ended March 31, 2026.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
(in thousands)
Accounts payable (1)	$13,944	$18,220
Accrued wages, commissions, and bonus	949	812
Publisher cost	2,849	1,536
Professional fees	370	704
Subcontractor	1,872	3,369
Other	358	211
Total accounts payable and accrued expenses	$20,342	$24,852

(1) - Accounts payable includes $5.4 million and $5.4 million at March 31, 2026 and December 31, 2025, respectively, for Slutzky & Winshman Ltd. and Mediahouse Inc., whose operations were terminated during the year ended December 31, 2023.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
(in thousands)
Current portion of long-term operating and financing leases	$114	$116
Dividend payable (1)	691	691
Project advance expense (2)	1,666	1,048
Litigation reserves	1,080	2,363
Other current liabilities	4	4
Total other liabilities	3,555	4,222
Less: other long-term liabilities	-	(12)
Other current liabilities	$3,555	$4,210

(1) - See Note 18, Related Parties, to the consolidated financial statements.

(2) - Represents amounts advanced by customers to cover third-party expenses specifically related to their project. These expenses are offset against the advance and are not part of the Company's statement of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 10 – CENTRE LANE SENIOR SECURED CREDIT FACILITY

Effective June 1, 2020, the Company entered into a membership interest purchase agreement to acquire 100% of CL Media Holdings, LLC, which is now a subsidiary of the Company (the “Purchase Agreement”). To finance the acquisition, the Company obtained a first lien senior loan in the amount of $16.5 million, comprised of $15.0 million of initial indebtedness, repayment of the existing accounts receivable factoring facility of Wild Sky Media, which was a subsidiary of CL Media Holdings, LLC, of approximately $900,000, and approximately $500,000 of expenses, from, and entered into a secured credit facility with, Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”).

Additional Draws

As of March 31, 2026, Centre Lane Partners had loaned the Company an additional $39.9 million through Amendments One through Eight (the “Second Out Loans”), Amendments Nine through Sixteen and Nineteen (the “First Out Loans”), and Amendments Seventeen and Twenty-One (the “Third Out Loans”) to provide liquidity to fund operations. The Nineteenth Amendment Term Loan had a maturity date of December 31, 2024, and the loan balance was repaid. The Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

On December 26, 2024, the Company and its subsidiaries entered into the Twenty-First Amendment to the Credit Agreement with Centre Lane Partners for the purpose of securing a bond to stay execution of a judgment in the amount of approximately $1.7 million that was entered against the Company as a result of certain disclosed litigation (the “Ladenburg litigation”), as the Company intends to appeal the judgment. The Company borrowed an additional $1.9 million from the Lenders, which funds were used to secure the bond. Amounts drawn pursuant to the Twenty-First Amendment, including all accrued but unpaid principal and interest thereon, will mature and become payable in December 2026. Interest to be paid in cash accrues at a rate of 0% per annum, and interest to be paid in kind accrues at a rate of 15% per annum. For further information on this judgment, see Note 15, Commitments and Contingencies, to the consolidated financial statements.

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

March 31, 2026

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
•
Changing the Second Out Loans PIK rate to the Term Secured Overnight Financing Rate ("SOFR") plus 3% and the Second Out Loans cash interest rate to 2%. At March 31, 2026, the SOFR floor was 5.00% per annum, thus the overall PIK rate on these facilities was 8.00%;
•
Changing the First Out Loans cash interest rate to the Term SOFR plus 2%. The overall PIK rate on these facilities was 7.00% at March 31, 2026;
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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Effective December 31, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Fourth Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on December 31, 2025, including the following modifications:

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

Effective March 31, 2026, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Fifth Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on March 31, 2026, including the following modifications:

•
Converting the Second Out Loans cash interest due on March 31, 2026, to interest PIK; and
•
Deferring the Second Out Loans amortization payment due on March 31, 2026, to the maturity date of the Second Out Loans, which is December 20, 2026.
•
Following payments made on March 31, 2026, all loan terms, including cash interest rates, were reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and are due on June 30, 2026.

Also in connection with the Twenty-Fifth Amendment, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 1.5% of the fully-diluted pro forma ownership of the Company, or 2,922,566 shares of the common stock, to Centre Lane Partners. As of March 31, 2026, BV Agency, LLC, an affiliate of the lenders, and Centre Lane Partners owned approximately 14.4% and 12.9% of the Company’s outstanding common stock, respectively.

For the three months ended March 31, 2026, the Company paid approximately $575,000 toward the principal loan balance. For the three months ended March 31, 2025, the Company did not make a payment toward the principal loan balance. During the three months ended March 31, 2026, the Company paid approximately $59,000 toward outstanding interest payable. During the three months ended March 31, 2025, the Company did not make a payment toward the outstanding interest payable.

As of March 31, 2026, we owed Centre Lane $88.2 million under the Centre Lane Senior Secured Credit Facility. Of this amount, $1.4 million is due on June 30, 2026, $1.4 million is due on September 30, 2026, and the remaining principal balance of $85.4 million is due on December 31, 2026.

The below table summarizes the loan balances at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
(in thousands)
Note payable - Centre Lane Senior Secured Credit Facility - related party (current)	$86,755	$84,276
Net principal	86,755	84,276
Add: debt discount	1,403	1,864
Outstanding principal	$88,158	$86,140

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The below table summarizes the movement in the outstanding principal during the three months ended March 31, 2026 and 2025:

	March 31, 2026	December 31, 2025
(in thousands)
Opening balance	$86,140	$78,822
Add:
Exit and other fees	-	44
Interest capitalized	2,593	9,566
	88,733	88,432
Less:
Payments	(575)	(2,292)
Outstanding principal	$88,158	$86,140

Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services. The Centre Lane Senior Secured Credit Facility provides that this fee shall be, in all respects, fully earned, due and paid in kind by the Company on the effective date of the Centre Lane Senior Secured Credit Facility, and on each anniversary of the effective date during the term of the agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $210,000 and is included in outstanding principal. There was no administrative fee charged during the three months ended March 31, 2026 and 2025.

Amendments

Commencing April 2021, the Company and certain subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Facility. The Credit Agreement was amended a number of times to provide for additional loans used for working capital and acquisitions. In addition, as part of the transaction, there are exit fees (the "Exit Fees"), which are added and capitalized to the principal amount of the original loan. As of March 31, 2026, there were 25 amendments to the Credit Agreement.

Consistent with FASB ASC Topic 470, Debt (“ASC 470”), the Company is required to perform an analysis of the change in each amendment to determine whether the change is a modification or an extinguishment of debt. Under a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded at fair value, which becomes the new carrying value. A gain or loss is recorded for the difference between the net carrying value of the original debt and the fair value of the new debt. Additionally, in the event the transaction is with a related party, this gain or loss should be recognized against additional paid-in capital. Interest expense is recorded based on the effective interest rate of the new debt. A debt is considered extinguished if the present value of the new cash flows under the term of the new debt is at least 10% different from the present value of the remaining cash flows under the terms of the old debt.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The below table summarizes the amendments that were executed by the Company from the inception of the facility to March 31, 2026 (in thousands, except for share data):

Amendment No.		Date	Draw	Repayment Date	Interest Rate Paid-in-Kind	(1)	Interest Rate Cash	(1)	Amendment Fee	(2)	Common Stock Issued	Accounting Impact
(in thousands, except share data)
1		4/26/2021	$-	12/20/2026	8.00%		0.00%		$-		150,000	Extinguishment	(3)
2		5/26/2021	1,500	12/20/2026	8.00%		0.00%		750		3,000,000	Modification	(3)
3		8/12/2021	500	12/20/2026	8.00%		0.00%		250		2,000,000	Modification	(3)
4		8/31/2021	1,100	12/20/2026	8.00%		0.00%		550		-	Modification	(3)
5		10/8/2021	725	12/20/2026	8.00%		0.00%		363		-	Extinguishment	(3)
6		11/5/2021	800	12/20/2026	8.00%		0.00%		800		7,500,000	Modification	(3)
7		12/23/2021	500	12/20/2026	8.00%		0.00%		500		-	Modification	(3)
			$5,125						$3,213		12,650,000

8		1/26/2022	350	12/20/2026	8.00%		0.00%		350		-	Modification	(3)
9		2/11/2022	250	12/20/2026	0.00%		7.00%		13		-	Modification	(4)
10		3/11/2022	300	12/20/2026	0.00%		7.00%		15		-	Modification	(4)
11		3/25/2022	500	12/20/2026	0.00%		7.00%		25		-	Modification	(4)
12		4/15/2022	450	12/20/2026	0.00%		7.00%		23		-	Modification	(4)
13		5/10/2022	500	12/20/2026	0.00%		7.00%		25		-	Modification	(4)
14		6/10/2022	350	12/20/2026	0.00%		7.00%		18		-	Modification	(4)
15		7/8/2022	350	12/20/2026	0.00%		7.00%		(58)		-	Modification	(4)
			$3,050						$411		-

16		2/10/2023	1,500	12/20/2026	0.00%		7.00%		75		-	Modification	(4)
17	(6)	4/20/2023	26,316	12/20/2026	15.00%		0.00%		708		21,401,993	Extinguishment	(5)
19		7/8/2023	2,000	12/31/2024	0.00%		7.00%		100		-	Modification	(4)
			$29,816						$883		21,401,993

20		6/5/2024	-	12/20/2026	0.00%		0.00%		472		-	Modification	(7)
21	(6)	12/26/2024	1,861	12/20/2026	15.00%		0.00%		-		5,001,991	Modification	(5)
			$1,861						$472		5,001,991

23		9/30/2025	-	12/20/2026	0.00%		0.00%		8		2,832,485	Modification	(7)
24		12/31/2025	-	12/20/2026	0.00%		0.00%		-		2,870,792	Modification	(7)
			$-						$8		5,703,277

25		3/31/2026	-	12/20/2026	0.00%		0.00%		-		2,922,566	Modification	(7)
			$-						$-		2,922,566
			$39,852						$4,987		47,679,827

(1) - New rates in effect in connection with Amendment Twenty-Two.

(2) - Added and capitalized to the principal amount of the original loan.

(3) - Second Out Loans.

(4) - First Out Loans.

(5) - Third Out Loans.

(6) - There was no impact on principal or interest and no fees incurred by the Company under Amendments Eighteen and Twenty-Two, thus they are excluded from the table.

(7) - There were no loan draws under Amendments Twenty, Twenty-Three, Twenty-Four, and Twenty-Five, thus no interest rates were incurred. Amendments Twenty, Twenty-Three, Twenty-Four, and Twenty-Five adjusted the existing outstanding loan terms, thus the balances of the interest rate PIK and interest rate cash are 0.00%.

Our debt financing arrangements, including long-term debt, expose us to counterparty credit risk as they are solely with a single related party lender. We manage this risk by closely monitoring the related party's financial stability and ensuring it maintains a strong credit rating. No other financial institutions are involved in our debt obligations. As of March 31, 2026 and December 31, 2025, the carrying value of the Centre Lane Senior Secured Credit Facility was $86.8 million and $84.3 million, respectively, net of unamortized debt discount of $1.4 million and $1.9 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

During the three months ended March 31, 2026, the Company recorded amortization of debt discount of $460,000 on the Centre Lane Senior Secured Credit Facility. Amortization of debt discount for the three months ended March 31, 2025, was $633,000.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Interest expense for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended

	March 31, 2026	March 31, 2025
(in thousands)
Interest expense	$2,641	$2,387
Amortization	460	633
Total interest expense	$3,101	$3,020

NOTE 11 – LEASES

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

At March 31, 2026 and December 31, 2025, the operating lease right-of-use asset was $150,000 and $173,000, respectively, and is included under assets on the consolidated balance sheets.

At March 31, 2026 and December 31, 2025, the operating lease right-of-use liability was $151,000 and $160,000, respectively, including the current portion of $100,000 and $95,000, respectively, and is included under liabilities on the consolidated balance sheets.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $49,000 and $45,000 for the three months ended March 31, 2026 and 2025, respectively.

The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and are recognized in rent expense when incurred and not included in the measurement of the lease liability.

Operating Lease Subleases

On April 14, 2024, and July 1, 2024, the Company entered into two sublease agreements for its Boca Raton corporate office suites. The subleases continue for the remaining term on the initial lease agreement of three years with no option to extend. The aggregate minimum annual rental income under the subleases is approximately $137,000 with 3% escalations per annum. The Company retains the ability to use the address as its corporate office.

At March 31, 2026 and December 31, 2025, the operating lease subleases right-of-use liability was $12,000 and $12,000, respectively, and is included as an offset to right-of-use assets within other non-current liabilities on the consolidated balance sheet.

Operating lease sublease income was approximately $35,000 and $34,000 for the three months ended March 31, 2026 and 2025, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years.

At March 31, 2026 and December 31, 2025, the finance lease asset was $14,000 and $20,000, respectively, and is included under assets on the consolidated balance sheets.

At March 31, 2026 and December 31, 2025, the finance lease liability was $14,000 and $20,000, respectively, including the current portion of $14,000 and $20,000, respectively, and is included under liabilities on the consolidated balance sheets.

Finance lease expense for the three months ended March 31, 2026, was $7,200 inclusive of interest of $900 and amortization of $6,300, and is included in general and administrative expense in the statements of operations and comprehensive loss. Finance lease expense for the three months ended March 31, 2025, was $7,200 inclusive of interest of $2,100 and amortization of $5,100, and is included in general and administrative expense in the statements of operations and comprehensive loss.

As of March 31, 2026 and December 31, 2025, the right-of-use asset and lease liability for the operating and finance lease are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
(in thousands)
Assets:
Total operating lease right-of-use asset	$150	$173
Total finance lease asset (1)	$14	$20

Liabilities:
Operating lease liability, current	$100	$95
Operating sublease liability, net of current portion	12	12
Operating lease liability, net of current portion	51	65
Total operating lease liability	$163	$172

Finance lease liability, current	$14	$20
Finance lease liability, net of current portion	-	-
Total finance lease liability	$14	$20

Weighted-average remaining lease term (in years):
Operating lease	1.50	1.75
Finance lease	0.50	0.75

Weighted-average discount rate:
Operating lease	14.39%	14.39%
Finance lease	21.12%	21.12%

(1) - Finance lease represents computer software, see Note 5, Property and Equipment, Net, to the consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 12 – REVENUE RECOGNITION

The following table represents our revenue disaggregated by type:

	Three Months Ended

	March 31, 2026	March 31, 2025
(in thousands)
Digital publishing	$281	$583
Advertising technology	6,640	4,232
Consumer insights	5,045	7,039
Creative services	1,985	1,495
Media services	12	841
Total revenue	$13,963	$14,190

Geographic Information

Revenue by geography is based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% of total revenue for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, approximately 100% of our long-lived assets, including websites and other intangible assets used in revenue generation, were attributable to operations in the United States.

Deferred Revenue

The movement in deferred revenue during the three months ended March 31, 2026 and the year ended December 31, 2025, comprised the following:

	March 31, 2026	December 31, 2025
(in thousands)
Deferred revenue at the start of the period	$2,834	$2,883
Amounts invoiced during the period	8,887	37,510
Less: revenue recognized during the period	(7,322)	(37,559)
Deferred revenue at the end of the period	$4,399	$2,834

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 13 – STOCK-BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board of Directors adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “2022 Stock Option Plan”). The 2022 Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the 2022 Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of March 31, 2026, 11,839,267 shares were remaining under the 2022 Stock Option Plan for future issuance.

Options

As of March 31, 2026, options to purchase 10,660,733 shares of common stock were outstanding, in the aggregate, under the Company's 2013 Stock Option Plan, 2015 Stock Option Plan, 2019 Stock Option Plan, and the 2022 Stock Option Plan at a weighted-average exercise price of $0.09 per share. No further grants can be made under any of the Company's stock option plans other than the 2022 Stock Option Plan.

Compensation expense recorded in connection with the 2022 Stock Option Plan was $21,000 and $37,000 for the three months ended March 31, 2026 and 2025, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

The following table presents the activity of the Company’s outstanding common stock options for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Common stock options:
Balance outstanding at December 31, 2025	10,353,233	$0.09	7.2	$-
Granted	400,000	$0.01	-	$-
Exercised	-	$-	-	$-
Forfeited	(46,500)	$0.09	-	$-
Expired	(46,000)	$0.70	-	$-
Balance outstanding at March 31, 2026	10,660,733	$0.09	7.1	$-
Exercisable at March 31, 2026	6,549,544	$0.10	6.8	$-
Unvested at March 31, 2026	4,111,189	$0.06	7.5	$-

During the three months ended March 31, 2026, 400,000 options were issued. During the three months ended March 31, 2025, 400,000 options were issued.

As of March 31, 2026, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $65,000 to be recognized through July 2027.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following table provides the weighted-average assumptions used in determining the fair value of the stock option awards for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025

Expected life (years)	5.42 yrs	5.50 yrs
Expected volatility	422.30%	449.00%
Risk-free interest rate	3.65%	4.40%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%

The expected life is computed using the simplified method, which is the average of the vesting term and the contractual term. The expected volatility is based on an average of similar public companies' historical volatility, as the Company's common stock is quoted in the over-the-counter market on the OTCID Tier of the OTC Markets, Inc. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the time of the grant.

Dividend yield is based on historical trends. While the Company believes these estimates are reasonable, the compensation expense recorded would increase if the expected life was increased, a higher expected volatility was used, or if the expected dividend yield increased. The Company has elected to account for forfeitures as they occur.

NOTE 14 – FAIR VALUE MEASUREMENTS

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

March 31, 2026

(Unaudited)

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

During the year ended December 31, 2025, an impairment assessment was performed on goodwill for the Ad Network, Owned & Operated and Insights reporting units. The assessment indicated that the carrying value was in excess of its implied fair value, resulting in an impairment charge of approximately $786,000.

There was no triggering event or impairment for the three months ended March 31, 2026.

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

The Company calculates the present value of the cash flows under the terms of each new amendment and determines if it was substantially different by at least 10% from the present value of the remaining cash flow of the original debt instrument. Amendments Twenty-Two, Twenty-Three, Twenty-Four, and Twenty-Five were considered modifications. For further information on modifications and extinguishments, see the amendments table within Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending acquisition of Big Village Insights, Inc. and Big Village Agency, LLC (together, the "Big Village Acquisition"). Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. On November 27, 2024, the District Court entered a judgment in favor of Ladenburg and against the Company granting damages of $1.7 million to Ladenburg. On December 26, 2024, the Company filed a motion with the District Court requesting that the District Court reconsider its judgment. This motion was denied on January 30, 2025. Also on December 26, 2024, the Company and its subsidiaries entered into the Twenty-First Amendment to the Credit Agreement with Centre Lane Partners for the purpose of securing a bond to stay execution of the judgment. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements. The Company obtained the bond and a stay of execution of the judgment was granted on February 3, 2025. On May 9, 2025, the Company appealed to the United States Court of Appeals for the Eleventh Circuit Court of Appeals. Ladenburg filed a response on July 9, 2025, and the Company accrued an additional $242,000 to cover fees related to this matter. The Company replied to Ladenburg's response on August 29, 2025. On March 26, 2026, the Company and Ladenburg entered into a binding settlement agreement and mutual release. Pursuant to the settlement agreement, the Company agreed to pay a total settlement amount of $950,000. The settlement amount is expected to be funded from the restricted cash collateral securing the appeal bond. Following payment of the settlement amount and satisfaction of related obligations, any remaining bond funds are expected to be returned to Centre Lane Partners. The Company recorded the effect of the settlement in its consolidated financial statements for the three months ended March 31, 2026. The settlement resulted in a reduction of litigation-related accruals and the recognition of a net gain of approximately $1.1 million reflected within legal fees in general and administrative expenses for the three months ended March 31, 2026.

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

March 31, 2026

(Unaudited)

NOTE 16 – STOCKHOLDERS' DEFICIT

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

There were no shares of preferred stock issued or outstanding at March 31, 2026 and December 31, 2025.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

At March 31, 2026 and December 31, 2025, there was an accrued unpaid preference dividend of $691,000 and $691,000, respectively. This amount is payable to the Company's former Chairman of the Board, Mr. Kip Speyer, and is included under other current liabilities in the consolidated balance sheets.

Common Stock

Shares of Common Stock under the 2022 Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of March 31, 2026, 11,839,267 shares were remaining under the 2022 Stock Option Plan for future issuance.

Issue of Common Stock

During the three months ended March 31, 2026, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended March 31, 2026

	Shares	Value
Common stock issued to Centre Lane Partners	2,922,566	$14
Shares of common stock issued, net	2,922,566	$14

During the three months ended March 31, 2025, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended March 31, 2025

	Shares	Value
Common stock issued for options exercised	50,400	$2
Shares of common stock issued, net	50,400	$2

Treasury Stock

A total of 2,185,575 shares of the Company's common stock, with a value of $220,000 are being held as Treasury Stock by the Company.

Warrants

At March 31, 2026 and December 31, 2025, we had 175,000 and 175,000 common stock warrants outstanding to purchase shares of our common stock, respectively, with exercise prices ranging between $0.75 and $1.00 per share. Of the 175,000 common stock warrants outstanding at March 31, 2026, all 175,000 will expire in 2030.

No common stock warrants expired during the three months ended March 31, 2026. Approximately 5,117,500 common stock warrants expired during the three months ended March 31, 2025.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

A summary of the Company’s warrants outstanding as of March 31, 2026 and December 31, 2025, is presented below.

March 31, 2026

Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised, in thousands)
$0.65	-	$-
$0.75	-	$-
$1.00	175,000	$175
	175,000	$175

December 31, 2025

Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised, in thousands)
$0.65	-	$-
$0.75	-	$-
$1.00	175,000	$175
	175,000	$175

NOTE 17 – LOSS PER SHARE

As of March 31, 2026 and 2025, there were 186,141,070 and 177,515,227 shares of common stock issued, respectively, and 183,955,495 and 175,965,052 shares of common stock outstanding, respectively. Outstanding shares as of March 31, 2026 and 2025, have been adjusted to reflect 2,185,575 and 1,550,175 treasury shares, respectively.

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

The following tables reconcile actual basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended

	March 31, 2026	March 31, 2025
(in thousands, except per share data)
Numerator:
Net loss	$(1,300)	$(3,231)
Denominator:
Weighted-average common shares outstanding:
Basic	181,032,929	175,974,990
Diluted	181,032,929	175,974,990
Net loss per common share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three months ended March 31, 2026 and 2025 were as follows:

	March 31, 2026	March 31, 2025

Shares unvested and subject to exercise of stock options	10,660,733	10,576,983
Shares subject to exercise of warrants	175,000	5,456,200

NOTE 18 – RELATED PARTIES

Centre Lane Partners

Centre Lane Partners has provided, and continues to provide, funding to assist the Company with its liquidity needs through the Centre Lane Senior Secured Credit Facility.

In connection with the Twenty-First Amendment, on December 26, 2024, the Company issued 5,001,991 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. In connection with the Twenty-Third Amendment, on September 30, 2025, the Company issued an additional 2,832,485 shares of common stock of the Company to Centre Lane Partners. In connection with the Twenty-Fourth Amendment, on December 31, 2025, the Company issued an additional 2,870,792 shares of common stock of the Company to Centre Lane Partners. In connection with the Twenty-Fifth Amendment, on March 31, 2026, the Company issued an additional 2,922,566 shares of the common stock, to Centre Lane Partners.

BV Agency, LLC, and Centre Lane Partners own approximately 14.4% and 12.9% of the Company’s outstanding common stock, respectively.

SEC rules define a related party as including (i) any director or executive officer of the Company, or any immediate family member thereof, (ii) any director nominee, or any immediate family member thereof, and (iii) a 5% or greater shareholder of the Company, or any immediate family member thereof. As a result, BV Agency, LLC, and Centre Lane Partners together are considered to be related parties of the Company. Through March 31, 2026, the Company has entered into 25 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $88.2 million and $86.1 million as of March 31, 2026 and December 31, 2025, respectively. See Note 10, Centre Lane Senior Secured Credit Facility, to the Company’s consolidated financial statements for details on this facility.

Preferred Stock

At March 31, 2026 and December 31, 2025, there was an accrued unpaid preference dividend of $691,000 and $691,000, respectively. This amount is payable to the Company's former Chairman of the Board, Mr. Kip Speyer, and is included under other liabilities on the consolidated balance sheets.

NOTE 19 – INCOME TAXES

The Company recorded a tax provision of $0 for the three months ended March 31, 2026 and 2025, due in large part to its expected tax losses for the period and maintained a full valuation allowance against its net deferred tax assets.

At March 31, 2026 and December 31, 2025, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three months ended March 31, 2026 and 2025.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA introduces changes to U.S. tax policy, trade regulations, and federal spending priorities, including provisions such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act. We do not anticipate the OBBBA to have a significant impact to our consolidated financial statements.

NOTE 20 – SUBSEQUENT EVENTS

Executive Team Transition

Effective May 1, 2026, the Board of Directors appointed Ari Olgun as Chief Financial Officer to replace Ethan Rudin, who ceased to serve as the Company's Chief Financial Officer effective April 30, 2026. The Company filed a Current Report on Form 8-K on May 6, 2026, providing additional information regarding this transition.

Ladenburg Litigation Settlement

On March 26, 2026, the Company entered into a binding settlement agreement and mutual release with Ladenburg in connection with the litigation described in Note 15, Commitments and Contingencies, to the Company's consolidated financial statements. Pursuant to the settlement agreement, the Company agreed to pay approximately $950,000. Subsequent to March 31, 2026, the Company used a portion of the restricted cash collateral securing the appeal bond to satisfy amounts due under the settlement and related obligations. Following satisfaction of the settlement and related obligations, any remaining restricted cash collateral is expected to be returned to Centre Lane Partners. As of May 7, 2026, the Company had approximately $1.0 million of restricted cash, compared to approximately $1.9 million of restricted cash as of March 31, 2026, and December 31, 2025. The decrease in restricted cash primarily reflects amounts associated with the settlement and related obligations as described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical consolidated financial information, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below, and in the section "Cautionary Statement Regarding Forward-Looking Information", those discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and those discussed in any subsequent filing we made with the SEC.

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

Limited Number of Customers. During the three months ended March 31, 2026, three customers represented 48.9% of revenue. During the three months ended March 31, 2025, one customer represented 15.4% of revenue. The loss of these customers could have a material adverse impact on our results of operations in future periods.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Revenue	$13,963	$14,190
Cost of revenue	9,654	9,918
Gross margin	4,309	4,272
General and administrative expenses	2,566	4,524
Income (loss) from operations	1,743	(252)
Financing and other expense, net	(3,043)	(2,979)
Net loss	$(1,300)	$(3,231)

Adjusted EBITDA (1)	$2,356	$816

(1) - For a reconciliation of net loss to Adjusted EBITDA see "Use of Non-GAAP Financial Measures" below.

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
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

Revenue decreased by $227,000, or 2%, for the three months ended March 31, 2026, compared to the same period in 2025. See below for a detailed analysis of revenue for the three months ended March 31, 2026 and 2025.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers, and sales commission.

Cost of revenue decreased by $264,000, or 3%, for the three months ended March 31, 2026, compared to the same period in 2025. See below for a detailed analysis of cost of revenue for the three months ended March 31, 2026 and 2025.

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

General and administrative expenses decreased by $2.0 million, or 43%, for the three months ended March 31, 2026, compared to the same period in 2025. See below for a detailed analysis of general and administrative expenses for the three months ended March 31, 2026 and 2025.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net loss for the quarter ended March 31, 2026 was $1.3 million as compared to a net loss of $3.2 million for the same period in 2025. The following is our analysis for the period:

	Three Months Ended March 31,
	2026	2025	Change
(in thousands)
Revenue	$13,963	$14,190	$(227)	-2%
Cost of revenue	9,654	9,918	(264)	-3%
Gross margin	4,309	4,272	37	1%
General and administrative expenses	2,566	4,524	(1,958)	-43%
Income (loss) from operations	1,743	(252)	1,995	-792%
Financing and other expense, net	(3,043)	(2,979)	(64)	2%
Net loss	$(1,300)	$(3,231)	$1,931	-60%

Gross margin percentage	31%	30%		1%

Revenue

Revenue decreased by $227,000, or 2%, for the three months ended March 31, 2026, compared to the same period in 2025. The Company focuses on digital publishing, advertising technology, consumer insights, creative services, and media services. Changes in revenue generated by each such division are set forth below:

	Three Months Ended March 31,
	2026	2025	Change
(in thousands)
Digital publishing	$281	$583	$(302)	-52%
Advertising technology	6,640	4,232	2,408	57%
Consumer insights	5,045	7,039	(1,994)	-28%
Creative services	1,985	1,495	490	33%
Media services	12	841	(829)	-99%
Total revenue	$13,963	$14,190	$(227)	-2%

Digital Publishing

Digital publishing revenue decreased by $302,000, or 52%, for the three months ended March 31, 2026, compared to the same period in 2025. Approximately $281,000, or 2%, of the Company’s revenue for the three months ended March 31, 2026, was generated from our digital publishing customers, compared to $583,000, or 4%, for the same period in 2025. This reduction was primarily due to macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns.

Advertising Technology

Advertising technology revenue increased by $2.4 million, or 57%, for the three months ended March 31, 2026, compared to the same period in 2025. Approximately $6.6 million, or 48%, of the Company’s revenue for the three months ended March 31, 2026, was generated from our advertising technology customers compared to $4.2 million, or 30%, for the same period in 2025. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue decreased by $2.0 million, or 28%, for the three months ended March 31, 2026, compared to the same period in 2025. Approximately $5.0 million, or 36%, of the Company’s revenue for the three months ended March 31, 2026, was generated from our consumer insights customers compared to $7.0 million, or 49%, for the same period in 2025. This decrease was driven by a decrease in contract value for certain larger tier revenue customers.

Creative Services

Creative services revenue increased by $490,000, or 33%, for the three months ended March 31, 2026, compared to the same period in 2025. Approximately $2.0 million, or 14%, of the Company’s revenue for the three months ended March 31, 2026, was generated from our creative services customers compared to $1.5 million, or 11% for the same period in 2025. This increase was driven by an increase in the number of projects for smaller tier revenue customers.

Media Services

Media services revenue decreased by $829,000, or 99%, for the three months ended March 31, 2026, compared to the same period in 2025. Approximately $12,000, or 0.1%, of the Company’s revenue for the three months ended March 31, 2026, was generated from our media services customers compared to $841,000, or 6%, for the same period in 2025.

Cost of Revenue

	Three Months Ended March 31,
	2026	2025	Change
(in thousands)
Direct salaries and labor costs	$371	$1,813	$(1,442)	-80%
Direct project costs	1,197	3,634	(2,437)	-67%
Non-direct project costs	2,428	999	1,429	143%
Publisher costs	4,887	3,025	1,862	62%
Content creation	142	179	(37)	-21%
Sales commissions	344	259	85	33%
Other	285	9	276	3067%
Total cost of revenue	$9,654	$9,918	$(264)	-3%

Cost of revenue decreased by $264,000, or 3%, for the three months ended March 31, 2026, compared to the same period in 2025. This decrease was due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost decreased by $1.4 million, or 80%, for the three months ended March 31, 2026, compared to the same period in 2025. Approximately $371,000, or 4%, of the Company's cost of revenue for the three months ended March 31, 2026, was a result of direct salaries and labor cost compared to $1.8 million or 18%, for the same period in 2025. This decrease was related to our continued efforts to decrease headcount. These costs represent salary and labor cost of employees who work directly on customer projects for our consumer insights, creative services, and media services divisions.

Direct Project Cost

Direct project cost decreased by $2.4 million, or 67%, for the three months ended March 31, 2026, compared to the same period in 2025. Approximately $1.2 million, or 12%, of the Company's cost of revenue for the three months ended March 31, 2026, was a result of direct project cost compared to $3.6 million, or 37%, during the same period in 2025. This decrease was related to a decrease in customer contracts. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights, creative services, and media services divisions.

Non-Direct Project Cost

Non-direct project cost increased by $1.4 million, or 143%, for the three months ended March 31, 2026, compared to the same period in 2025. Approximately $2.4 million, or 25%, of the Company's cost of revenue for the three months ended March 31, 2026, was a result of non-direct project cost compared to $1.0 million, or 10%, for the same period in 2025. This increase is consistent with the increase noted in revenue from our creative services division. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights, creative services, and media services divisions.

Publisher Cost

Publisher cost increased by $1.9 million, or 62%, for the three months ended March 31, 2026, compared to the same period in 2025. Approximately $4.9 million, or 51%, of the Company's cost of revenue for the three months ended March 31, 2026, was a result of publisher cost compared to $3.0 million, or 31%, for the same period in 2025. This increase is consistent with the increase noted in revenue from our advertising technology division. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was $4.3 million and $4.3 million for the three months ended March 31, 2026, and 2025, respectively. Our gross margin remained consistent for the three months ended March 31, 2026, when compared to the same period of 2025. Gross margin as a percentage of revenue increased to 31% for the three months ended March 31, 2026, compared to 30% for the same period of 2025 due to the slight decrease in cost of revenue.

General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	Change
(in thousands)
Personnel costs	$1,655	$1,828	$(173)	-9%
Legal fees	(1,117)	453	(1,570)	-347%
Professional fees	828	764	64	8%
Insurance	135	131	4	3%
Depreciation	17	13	4	31%
Amortization	445	485	(40)	-8%
Data processing	381	633	(252)	-40%
Other	222	217	5	2%
Total general and administrative expense	$2,566	$4,524	$(1,958)	-43%

Gross margin as a percentage of general and administrative expense	168%	94%

General and administrative expenses decreased by $2.0 million, or 43%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was due to a combination of factors as discussed below:

Personnel Cost

Personnel cost decreased by $173,000, or 9%, for the three months ended March 31, 2026, compared to the same period in 2025. This change was mainly driven by a decrease in the Company's head count by a net change of 17 employees. The Company's employee headcount was 99 and 116 at March 31, 2026 and 2025, respectively.

Legal Fees

Legal fees decreased by $1.6 million, or 347%, for the three months ended March 31, 2026, compared to the same period in 2025. This decrease was due largely to a $1.1 million gain related to a non-recurring settlement of ongoing litigation with Ladenburg. See Note 15, Commitments and Contingencies, to the consolidated financial statements.

Data Processing

Data processing expenses decreased by $252,000, or 40%, for the three months ended March 31, 2026, compared to the same period in 2025. This decrease was related to a reclassification of certain components of software costs from website expenses to cost of revenue.

Financing Expense (Income)

	Three Months Ended March 31,
	2026	2025	Change
(in thousands)
Interest expense	$3,105	$3,026	$79	3%
Other expense (income)	(62)	(47)	(15)	32%
Total financing and other expense, net	$3,043	$2,979	$64	2%

Financing and other expense, net, increased by $64,000, or 2%, for the three months ended March 31, 2026, compared to the same period in 2025.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net loss before income tax	$(1,300)	$(3,231)
Depreciation expense	17	13
Amortization of intangibles	445	485
Amortization of debt discount	460	633
Other interest expense	4	6
Interest expense - Centre Lane Senior Secured Credit Facility	2,641	2,387
EBITDA	2,267	293
Stock compensation expense	21	37
Non-recurring professional fees	-	241
Non-recurring legal fees	-	245
Non-recurring severance expense	68	-
Adjusted EBITDA	$2,356	$816

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities, and net working capital (deficit) as of March 31, 2026, as compared to December 31, 2025:

	March 31, 2026	December 31, 2025
(in thousands)
Total current assets	$18,899	$20,689
Total current liabilities	115,098	116,231
Net working capital (deficit)	$(96,199)	$(95,542)

As of March 31, 2026, we had a cash balance of $594,000 and a restricted cash balance of $1.9 million, compared with a cash balance of $1.4 million and a restricted cash balance of $1.9 million as of December 31, 2025. Subsequent decreases in restricted cash associated with the settlement agreement entered into with Ladenburg are discussed further in Note 15, Commitments and Contingencies, and Note 20, Subsequent Events, to the consolidated financial statements. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See "Going Concern" below.

Going Concern

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $181.6 million as of March 31, 2026. Cash flows used in operating activities were $196,000 and $350,000 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had a working capital deficit of approximately $96.2 million inclusive of $594,000 in cash and cash equivalents and $1.9 million in restricted cash.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, are not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial obligations and continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $88.3 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Facility, or raising equity capital. The ability to access the capital markets depends, in part, upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, and reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

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

As of March 31, 2026, in addition to the acquisition financing provided to the Company effective June 1, 2020, Centre Lane Partners had loaned the Company an additional $39.9 million through Amendments One through Eight (the “Second Out Loans”), Amendments Nine through Sixteen and Nineteen (the “First Out Loans”), and Amendments Seventeen and Twenty-One (the “Third Out Loans”) to provide liquidity to fund operations.

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

Effective December 31, 2025, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Fourth Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on December 31, 2025, including the following modifications:

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

Effective March 31, 2026, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Fifth Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on March 31, 2026, including the following modifications:

•
Converting the Second Out Loans cash interest due on March 31, 2026, to interest PIK; and
•
Deferring the Second Out Loans amortization payment due on March 31, 2026, to the maturity date of the Second Out Loans, which is December 20, 2026.
•
Following payments made on March 31, 2026, all loan terms, including cash interest rates, were reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and are due on June 30, 2026.

As of March 31, 2026, we owed Centre Lane $88.2 million under the Centre Lane Senior Secured Credit Facility. Of this amount, $1.4 million is due on June 30, 2026, $1.4 million is due on September 30, 2026, and the remaining principal balance of $85.4 million is due on December 31, 2026.

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net cash used in operating activities	$(196)	$(350)
Net cash used in investing activities	-	(10)
Net cash used in financing activities	(581)	(4)
Net decrease in cash and cash equivalents, net of impact of exchange rates	$(777)	$(365)

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the three months ended March 31, 2026, cash used in operating activities was $0.2 million. The primary factors affecting our operating cash flows during the period were our net loss of $1.3 million, adjusted for non-cash charges of $445,000 for amortization of intangible assets, $460,000 of amortization of debt discount, $2.6 million in interest paid-in-kind on the Centre Lane Senior Secured Credit Facility, and a $2.5 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $4.5 million decrease in accounts payable and accrued expenses and a $665,000 decrease in other liabilities, partially offset by a $1.6 million increase in deferred revenue and a $839,000 decrease in accounts receivable.

For the three months ended March 31, 2025, cash used in operating activities was $350,000. The primary factors affecting our operating cash flows during the period were our net loss of $3.2 million, adjusted for non-cash charges of $485,000 for amortization of intangible assets, $633,000 of amortization of debt discount, $2.3 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, and a $585,000 net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $3.9 million decrease in accounts payable and a $543,000 decrease in other liabilities, partially offset by a $3.5 million increase in deferred revenue and a $762,000 decrease in accounts receivable.

Investing Activities

For the three months ended March 31, 2026, cash used in investing activities was $0. For the three months ended March 31, 2025, cash used in investing activities was $10,000, attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2026, cash used in financing activities was $581,000, which was primarily attributable to repayments of principal on the Centre Lane Senior Secured Credit Facility.

For the three months ended March 31, 2025, cash used in financing activities was $4,000, which was primarily attributable to principal payments on finance lease obligations.

Contractual Obligations and Commitments

There were no other material changes in our contractual obligations and commitments from those disclosed above in Note 10, Centre Lane Senior Secured Credit Facility, and Note 11, Leases, to the consolidated financial statements, and in the Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. For further information on all of our significant accounting policies, see the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The purpose of disclosure controls is to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer), who is also presently acting as the Company’s interim principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, the Company’s Chief Executive Officer has concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

As part of this evaluation, we noted that the Company continues to improve its accounting processes, and that management has implemented, and continues to implement, a series of measures designed to strengthen the Company's control environment, risk assessment processes, and control activities. The Company updated its information technology general controls ("ITGC") risk assessment to better evaluate risks affecting the reliability, integrity, security, and confidentiality of the Company's information systems and underlying financial data, and our Chief Executive Officer evaluated our accounting processes as follows:.

First, the Company implemented the compliance model within Floqast to formalize identification, documentation, and monitoring of key internal controls. Through this initiative, management developed a comprehensive key control matrix that documents key controls related to significant financial statement areas, including revenue recognition, cost of sales, equity transactions, and other material account balances and disclosures. This framework enhances management's ability to evaluate internal control design, monitor operating effectiveness, and maintain clear documentation supporting financial reporting controls.

Second, to improve timeliness and consistency of financial reporting, the Company optimized its month-end close process by enhancing cross-departmental coordination, automating key reconciliation and reporting activities, and reducing reliance on manual processes. These improvements have shortened the monthly close timeline and strengthened management review controls over financial results.

Third, the Company implemented a new accounting system, Microsoft Dynamics 365 Business Central ("Business Central"), to enhance the efficiency, accuracy, and integration of financial data across departments. The implementation of this system supports improved segregation of duties, system-based controls, audit trail functionality, and more consistent application of accounting policies, further strengthening internal controls over financial reporting. Management believes these remediation efforts have materially improved the design and execution of the Company's internal control framework. The Company will continue to monitor the effectiveness of these controls and pursue additional enhancements as necessary to ensure a sustainable and effective control environment.

Based on the Company's continued improvements in its accounting processes described above, the Company's Chief Executive Officer, acting as the Company’s principal executive officer and principal financial officer, evaluated our internal controls and concluded that as of March 31, 2026, they were effective, and that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition and results of operations as of and for the quarter ended March 31, 2026.

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company. Ladenburg alleges that the Agreement entitles them to a fee for any financing transactions (debt financing or merger and acquisition transactions) that the Company engages in during the term of the contract. In April 2023, the Company informed Ladenburg of the impending acquisition of Big Village Insights, Inc. and Big Village Agency, LLC (together, the "Big Village Acquisition"). Ladenburg now seeks $1.5 million, plus interest, costs and attorneys’ fees and expenses as a result of that acquisition and debt financing, claiming that it is entitled to a fee. The Company disputes the allegations and disputes that Ladenburg is entitled to receive any fee since it did not perform any work pertaining to such acquisition. On November 27, 2024, the District Court entered a judgment in favor of Ladenburg and against the Company granting damages of $1.7 million to Ladenburg. On December 26, 2024, the Company filed a motion with the District Court requesting that the District Court reconsider its judgment. This motion was denied on January 30, 2025. Also on December 26, 2024, the Company and its subsidiaries entered into the Twenty-First Amendment to the Credit Agreement with Centre Lane Partners for the purpose of securing a bond to stay execution of the judgment. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements. The Company obtained the bond and a stay of execution of the judgment was granted on February 3, 2025. On May 9, 2025, the Company appealed to the United States Court of Appeals for the Eleventh Circuit Court of Appeals. Ladenburg filed a response on July 9, 2025, and the Company accrued an additional $242,000 to cover fees related to this matter. The Company replied to Ladenburg's response on August 29, 2025. On March 26, 2026, the Company and Ladenburg entered into a binding settlement agreement and mutual release. Pursuant to the settlement agreement, the Company agreed to pay a total settlement amount of $950,000. The settlement amount is expected to be funded from the restricted cash collateral securing the appeal bond. Following payment of the settlement amount and satisfaction of related obligations, any remaining bond funds are expected to be returned to Centre Lane Partners. The Company recorded the effect of the settlement in its consolidated financial statements for the three months ended March 31, 2026. The settlement resulted in a reduction of litigation-related accruals and the recognition of a net gain of approximately $1.1 million reflected within legal fees in general and administrative expenses for the three months ended March 31, 2026.

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

Item 1A. Risk Factors.

For the period ended March 31, 2026, one customer represented 19.8% of our total accounts receivable balance and another customer represented 11.1% of that balance. Inability to collect these amounts could have a material adverse impact on our operations.

Beyond this, there have been no other material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Twenty-Fifth Amendment to Amended and Restated Senior Secured Credit Agreement by and among the Company, its subsidiaries, Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”), and the lenders thereto, and as consideration therefor, the Company agreed to issue 2,922,566 shares of the common stock of the Company, par value $0.01 per share, to Centre Lane Partners. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

10.1	Twenty-Fifth Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 31, 2026				X
X
10.2	Annex A to the Credit Agreement, dated March 31, 2026

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1*	Certification of the Principal Executive Officer pursuant to Section 1350				X

32.2*	Certification of the Principal Financial Officer pursuant to Section 1350				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X

104.	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

BRIGHT MOUNTAIN MEDIA, INC.

May 12, 2026	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Interim Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)