Form 10-Q
period 2026-06-30
Bright Mountain Media, Inc.
filed 2026-08-06
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended June 30, 2026

or

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

As of July 30, 2026, there were 186,936,398 shares of the registrant's common stock outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “us," “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2026” refers to the three months ended June 30, 2026, “second quarter of 2025” refers to the three months ended June 30, 2025, and “2025” refers to the year ended December 31, 2025. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share figures)

	June 30, 2026	December 31, 2025*
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,029	$1,371
Restricted cash	-	1,861
Accounts receivable, net	14,158	16,287
Prepaid expenses and other current assets	1,063	1,170
Total current assets	16,250	20,689
Property and equipment, net	177	124
Intangible assets, net	10,642	11,542
Goodwill	6,999	6,999
Operating lease right-of-use assets, net	127	173
Other long-term assets	9	158
Total assets	$34,204	$39,685

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$20,291	$24,852
Other current liabilities	2,198	4,210
Interest payable - Centre Lane Senior Secured Credit Facility	-	59
Deferred revenue	4,960	2,834
Note payable - Centre Lane Senior Secured Credit Facility - related party (current)	87,801	84,276
Total current liabilities	115,250	116,231
Other long-term liabilities	-	12
Operating lease liabilities	35	77
Total liabilities	115,285	116,320

Stockholders' deficit:
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock, par value $0.01, 324,000,000 shares authorized, 189,121,973 and 183,218,504 shares issued, and 186,936,398 and 181,032,929 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1,891	1,832
Treasury stock at cost, 2,185,575 and 2,185,575 shares at June 30, 2026 and December 31, 2025, respectively	(220)	(220)
Additional paid-in capital	101,984	101,988
Accumulated deficit	(184,813)	(180,312)
Accumulated other comprehensive income	77	77
Total stockholders' deficit	(81,081)	(76,635)
Total liabilities and stockholders' deficit	$34,204	$39,685

* Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share figures)

	Three Months Ended		Six Months Ended

	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$13,632	$15,408	$27,595	$29,598
Cost of revenue	11,214	12,371	20,868	22,289
Gross margin	2,418	3,037	6,727	7,309
General and administrative expenses	3,603	4,021	6,169	8,545
Gain on sale of intangible assets	(1,094)	-	(1,094)	-
Income (loss) from operations	(91)	(984)	1,652	(1,236)

Financing and other expense:
Other income	124	44	186	91
Interest expense - Centre Lane Senior Secured Credit Facility - related party	(3,229)	(3,135)	(6,330)	(6,155)
Other interest expense	(5)	(6)	(9)	(12)
Total financing and other expense, net	(3,110)	(3,097)	(6,153)	(6,076)

Net loss before income tax	(3,201)	(4,081)	(4,501)	(7,312)
Income tax provision	-	-	-	-
Net loss	$(3,201)	$(4,081)	$(4,501)	$(7,312)

Foreign currency translation	-	(199)	-	(157)
Comprehensive loss	$(3,201)	$(4,280)	$(4,501)	$(7,469)

Net loss per common share:
Basic	$(0.02)	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.02)	$(0.04)

Weighted-average shares outstanding:
Basic	183,955,495	175,965,052	182,502,285	175,969,993
Diluted	183,955,495	175,965,052	182,502,285	175,969,993

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share figures)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2024*	177,464,827	$1,775	(1,350,175)	$(220)	$101,798	$(166,857)	$277	$(63,227)

Net loss	-	-	-	-	-	(3,231)	-	(3,231)
Common stock issued for options exercised	50,400	1	-	-	1	-	-	2
Treasury stock	-	-	(200,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	37	-	-	37
Adjustment from foreign currency translation, net	-	-	-	-	-	-	42	42

Balance at March 31, 2025	177,515,227	$1,776	(1,550,175)	$(220)	$101,836	$(170,088)	$319	$(66,377)

Net loss	-	-	-	-	-	(4,081)	-	(4,081)
Stock-based compensation	-	-	-	-	34	-	-	34
Adjustment from foreign currency translation, net	-	-	-	-	-	-	(199)	(199)

Balance at June 30, 2025	177,515,227	$1,776	(1,550,175)	$(220)	$101,870	$(174,169)	$120	$(70,623)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2025*	183,218,504	$1,832	(2,185,575)	$(220)	$101,988	$(180,312)	$77	$(76,635)

Net loss	-	-	-	-	-	(1,300)	-	(1,300)
Common stock issued to Centre Lane Partners	2,922,566	29	-	-	(15)	-	-	14
Stock-based compensation	-	-	-	-	21	-	-	21

Balance at March 31, 2026	186,141,070	$1,861	(2,185,575)	$(220)	$101,994	$(181,612)	$77	$(77,900)

Net loss	-	-	-	-	-	(3,201)	-	(3,201)
Common stock issued to Centre Lane Partners	2,980,903	30	-	-	(7)	-	-	23
Stock-based compensation	-	-	-	-	(3)	-	-	(3)

Balance at June 30, 2026	189,121,973	$1,891	(2,185,575)	$(220)	$101,984	$(184,813)	$77	$(81,081)

*Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended

	June 30, 2026	June 30, 2025

Cash flows from operating activities:
Net loss	$(4,501)	$(7,312)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	34	28
Interest paid-in-kind on Centre Lane Senior Secured Credit Facility - related party	5,299	4,455
Amortization of operating lease right-of-use assets	43	37
Amortization of debt discount	946	1,189
Amortization of intangible assets	895	970
Gain on sale of intangible assets	(1,094)	-
Stock-based compensation	18	71
Common stock issued to Centre Lane Partners for debt modification	37	-
Provision for credit losses	60	79
Changes in operating assets and liabilities:
Accounts receivable	2,069	904
Prepaid expenses and other assets	260	(363)
Operating lease liabilities	(35)	(36)
Accounts payable and accrued expenses	(4,561)	(511)
Other liabilities	(2,020)	(1,967)
Interest payable - Centre Lane Senior Secured Credit Facility - related party	(59)	(21)
Deferred revenue	2,126	3,711
Net cash provided by (used in) operating activities	(483)	1,234

Cash flows from investing activities:
Purchase of property and equipment	(87)	(49)
Proceeds from sale of intangible assets	1,100	-
Net cash provided by (used in) investing activities	1,013	(49)

Cash flows from financing activities:
Proceeds from stock option exercises	-	1
Principal payments on finance lease obligations	(13)	(10)
Repayment of principal on Centre Lane Senior Secured Credit Facility - related party	(2,720)	(2,042)
Net cash used in financing activities	(2,733)	(2,051)
Effect of foreign exchange rates on cash	-	(2)
Net decrease in cash, cash equivalents, and restricted cash	(2,203)	(868)
Cash, cash equivalents, and restricted cash at the beginning of the period	3,232	4,407
Cash, cash equivalents, and restricted cash at the end of the period	$1,029	$3,539

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,029	$1,678
Restricted cash	-	1,861
Total cash, cash equivalents, and restricted cash	$1,029	$3,539

Supplemental disclosure of cash flow information:
Cash paid for interest	144	532
Interest paid-in-kind on Centre Lane Senior Secured Credit Facility - related party	5,299	4,455

Supplemental disclosure of non-cash investing and financing activities:
Annual administration fee to Centre Lane Partners for debt financing	35	35
Common stock issued to Centre Lane Partners for debt modification	37	-

See accompanying notes to unaudited consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND DEVELOPMENTS

Organization and Nature of Operations

Bright Mountain Media, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Bright Mountain” or “we”) is an end-to-end digital media and advertising services company that efficiently connects brands with targeted consumer demographics. We focus on digital publishing, advertising technology, consumer insights, and creative and media services.

Digital Publishing

Our digital publishing division focuses on developing content that attracts an audience and monetizes that audience through advertising. Our portfolio of owned and operated websites is focused on parenting, families, women's lifestyle, and related consumer interests. As of June 30, 2026, our portfolio includes Cafemom.com, LittleThings.com, MamasLatinas.com, and other digital media properties. We use internal and external technologies to continually improve the effectiveness and efficiency of the content we create. Our publishing division monetizes its audiences through both direct and programmatic advertising sales. During the three and six months ended June 30, 2026, the Company completed the sale of the Mom.com domain name and related assets. See Note 20, Sale of Mom.com Domain Name, to the consolidated financial statements.

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

Creative and Media Services

Our creative and media services division provides integrated advertising and marketing solutions that combine data-driven insights, strategic media planning and buying, creative campaign development, and programmatic media execution. By leveraging data, premium advertising inventory, and audience targeting capabilities, we help clients deliver effective campaigns that maximize reach, optimize performance, and improve return on investment.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Principles of Consolidation and Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2026, and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, such unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2025, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim consolidated financial statements should be read in conjunction with that report.

Going Concern and Liquidity

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $184.8 million as of June 30, 2026. Cash flows provided by (used in) operating activities were approximately $(483,000) and $1.2 million for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, the Company had a working capital deficit of approximately $99.0 million, inclusive of $1.0 million in cash and cash equivalents.

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

June 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the United States, and other foreign countries in which the Company operates.

As of June 30, 2026, and December 31, 2025, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit in the amount of $537,000 as of June 30, 2026, and $994,000 as of December 31, 2025.

As of June 30, 2026, and December 31, 2025, the Company did not exceed the insurance limit of approximately $30,000 for its international bank accounts.

Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company's financial condition, results of operations, and cash flows.

At June 30, 2026, and December 31, 2025, the Company had approximately $1.0 million and $1.4 million, respectively, in cash and cash equivalents.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash as a separate line item in the consolidated balance sheets. At December 31, 2025, the Company had approximately $1.9 million in restricted cash, which was designated specifically for settlement of a legal judgment. During the six months ended June 30, 2026, a portion of the restricted cash was used to fund the settlement of the related litigation, and the remaining restricted cash balance was released following satisfaction of the related obligations. As a result, the Company did not hold any restricted cash at June 30, 2026. See Note 10, Centre Lane Senior Secured Credit Facility and Note 15, Commitments and Contingencies, to the consolidated financial statements.

Off-balance Sheet Arrangements

There are no off-balance sheet arrangements as of June 30, 2026 and December 31, 2025.

Segment Reporting

Consistent with FASB Accounting Standards Codification ("ASC") No. 280, Segment Reporting ("ASC 280"), our Chief Financial Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Chief Financial Officer uses consolidated net income or loss and total assets when assessing segment performance and deciding how to allocate resources. There are no segment managers who are held accountable by the Chief Financial Officer, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. As such, the Chief Financial Officer does not routinely review discrete financial information, including profit measures or significant expense categories, by individual service line or business activity. The factors used to determine the Company’s reportable segments follow the guidance of ASC 280-10-50-21 and 280-10-50-22 and include consideration of the type of services delivered, the customers and end markets served, the applicable revenue recognition methodology and the length of time it takes to deliver services to customers. Our divisions are digital publishing, advertising technology, consumer insights, and creative and media services, and due to their similar economic characteristics, we have determined that we have one operating and reportable segment.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following tables provide information about concentrations that exceed 10% of revenue and accounts receivable for the period:

	Three Months Ended		Six Months Ended

	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue Concentration
Customers exceeding 10% of revenue	2	2	3	1
Percentage of revenue:
Customer 1	18.4%	*	16.4%	*
Customer 2	16.4%	15.9%	16.0%	15.6%
Customer 3	*	10.6%	13.8%	*
Total percentage of revenue	34.8%	26.5%	46.2%	15.6%

* Represents a customer revenue balance less than the 10% threshold.

	June 30, 2026	December 31, 2025
Accounts Receivable Concentration
Customers exceeding 10% of accounts receivable	2	2
Percentage of accounts receivable:
Customer 1	16.2%	21.5%
Customer 2	10.4%	*
Customer 3	*	12.1%
Total percentage of accounts receivable	26.6%	33.6%

* Represents a customer accounts receivable balance less than the 10% threshold.

Subsequent Events

The Company evaluated subsequent events through August 6, 2026, the date the consolidated financial statements were issued.

Effective Accounting Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides a practical expedient when applying the current expected credit loss model to certain receivables and contract assets. The Company uses a loss-rate methodology to estimate expected credit losses for accounts receivable. Under this approach, the Company estimates expected credit losses on a pooled basis using historical loss experience, adjusted for current conditions and reasonable and supportable forecasts. The guidance became effective for the Company on January 1, 2026, and is applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance was subsequently amended in January 2025 by ASU No,. 2025-01. The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning after December 15, 2026 (i.e., fiscal years beginning January 1, 2027, for calendar-year filers), and for interim periods thereafter. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

	June 30, 2026	December 31, 2025
(in thousands)
Accounts receivable	$10,141	$12,755
Unbilled receivables (1)	4,362	3,850
	14,503	16,605
Less: allowance for current expected credit losses	(345)	(318)
Accounts receivable, net	$14,158	$16,287

(1) - Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoice to the customer.

Accounts receivable, net, at January 1, 2025, was $15.0 million.

Expected credit losses were approximately $21,000 and $68,000 for the three months ended June 30, 2026, and 2025, respectively, and $60,000 and $79,000 for the six months ended June 30, 2026, and 2025, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	June 30, 2026	December 31, 2025
(in thousands)
Prepaid insurance (1)	$222	$351
Prepaid software	190	137
Deposits	9	158
Subscriptions	268	195
Other current assets (2)	383	487
Total prepaid costs and other assets	1,072	1,328
Less: other long-term assets	(9)	(158)
Prepaid expenses and other current assets	$1,063	$1,170

(1) - Includes approximately $181,000 and $276,000, which is being paid over a period of time and is included in accounts payable at June 30, 2026, and December 31, 2025, respectively.

(2) - Includes approximately $329,000 and $280,000, which is being paid over a period of time and is included in accounts payable at June 30, 2026, and December 31, 2025, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	Useful Life	June 30, 2026	December 31, 2025
(in thousands)
Computer equipment	3	$118	$107
Computer software	3	362	286
		480	393
Less: accumulated depreciation		(303)	(269)
Property and equipment, net		$177	$124

Depreciation expense for the three months ended June 30, 2026, and 2025, was approximately $17,000 and $15,000, respectively, and $34,000 and $28,000 for the six months ended June 30, 2026, and 2025, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 6 – INTANGIBLE ASSETS, NET

Website acquisitions, net, consisted of the following:

	June 30, 2026	December 31, 2025
(in thousands)
Website acquisition assets	$1,215	$1,221
Less: accumulated amortization	(1,154)	(1,147)
Website acquisition assets, net	$61	$74

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Other intangible assets, net, consisted of the following:

		June 30, 2026			December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Trade name	2 - 10	$8,381	$(4,721)	$3,660	$8,381	$(4,415)	$3,966
IP/technology	10	5,733	(3,082)	2,651	5,821	(2,970)	2,851
Customer relationships	5 - 10	13,380	(9,110)	4,270	13,380	(8,729)	4,651
Non-compete agreements	3 - 5	402	(402)	-	402	(402)	-
Other intangible assets, net		$27,896	$(17,315)	$10,581	$27,984	$(16,516)	$11,468

During the year ended December 31, 2025, an impairment assessment was performed. There was no impairment loss for the year ended December 31, 2025.

	June 30, 2026	December 31, 2025
(in thousands)
Website	$61	$74
Other intangible assets	10,581	11,468
Intangible assets, net	$10,642	$11,542

During the six months ended June 30, 2026, the Company completed the sale of the Mom.com domain name and related social media accounts. As a result, the Company derecognized an immaterial carrying amount of the related website acquisition and IP/technology intangible assets. See Note 20, Sale of Mom.com Domain Name, to the consolidated financial statements.

Amortization expense for the three months ended June 30, 2026, and 2025, was approximately $450,000 and $485,000, respectively, and $895,000 and $970,000 for the six months ended June 30, 2026, and 2025. These amounts are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

As of June 30, 2026, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows (in thousands):

Remainder of 2026	$893
2027	1,787
2028	1,787
2029	1,784
2030	1,431
Thereafter	2,960
Total expected amortization expense	$10,642

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

NOTE 7 – GOODWILL

The following table represents the allocation of goodwill as of June 30, 2026 and December 31, 2025:

	Owned & Operated	Ad Network	Insights	Total
(in thousands)
December 31, 2025	$2,172	$3,920	$907	$6,999
Additions	-	-	-	-
Less: dispositions	-	-	-	-
June 30, 2026	$2,172	$3,920	$907	$6,999

We allocate goodwill to reporting units based on the expected benefit and synergies with our current reporting units. The Company categorizes goodwill into three reporting units: "Owned & Operated", "Ad Network", and "Insights".

Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that further testing is necessary, a quantitative impairment test is performed.

During the year ended December 31, 2025, an impairment assessment was performed on goodwill for the Ad Network, Owned & Operated and Insights reporting units. The assessment used a qualitative assessment which includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Our qualitative assessment concluded that it was more likely than not that the estimated fair value of the Owned & Operated reporting unit was less than the carrying value, and the quantitative assessment resulted in the same conclusion. Our qualitative assessments for the Ad Network and Insights reporting units concluded that each reporting unit's fair value was potentially less than its carrying value, but our quantitative assessments did not have such conclusions.

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

There were no triggering events requiring an interim impairment assessment, and no impairment charges were recognized during the six months ended June 30, 2026.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
(in thousands)
Accounts payable (1)	$13,940	$18,220
Accrued wages, commissions, and bonus	1,028	812
Publisher cost	2,625	1,536
Professional fees	480	704
Subcontractor	1,158	3,369
Other	1,060	211
Total accounts payable and accrued expenses	$20,291	$24,852

(1) - Accounts payable includes $5.4 million and $5.4 million at June 30, 2026, and December 31, 2025, respectively, for Slutzky & Winshman Ltd. and Mediahouse Inc., whose operations were terminated during the year ended December 31, 2023.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
(in thousands)
Current portion of long-term operating and financing leases	$112	$116
Dividend payable (1)	691	691
Project advance expense (2)	1,284	1,048
Litigation reserves	91	2,363
Other current liabilities	20	4
Total other liabilities	2,198	4,222
Less: other long-term liabilities	-	(12)
Other current liabilities	$2,198	$4,210

(1) - See Note 18, Related Parties, to the consolidated financial statements.

(2) - Represents amounts advanced by customers to cover third-party expenses specifically related to their project. These expenses are offset against the advance and are not part of the Company's statement of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Additional Draws

As of June 30, 2026, Centre Lane Partners had loaned the Company an additional $39.9 million through Amendments One through Eight (the “Second Out Loans”), Amendments Nine through Sixteen and Nineteen (the “First Out Loans”), and Amendments Seventeen and Twenty-One (the “Third Out Loans”) to provide liquidity to fund operations. The Nineteenth Amendment Term Loan had a maturity date of December 31, 2024, and the loan balance was repaid. The Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

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

On May 21, 2026, the Company entered into the Twenty-Sixth Amendment to the Credit Agreement with Centre Lane Partners. The amendment modified certain provisions applicable to the Twenty-First Amendment Term Loans, including prepayment provisions, and provided for the waiver of certain potential events of default related to the timing of required prepayments following settlement of the Ladenburg litigation and release of the related bond collateral. In connection with the amendment, approximately $994,000 of restricted cash collateral securing the Ladenburg litigation bond was applied to reduce the outstanding principal balance of the Twenty-First Amendment Term Loan. The remaining restricted cash collateral was released and returned to Centre Lane Partners as of June 30, 2026.

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

June 30, 2026

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
•
Changing the Second Out Loans PIK rate to the Term Secured Overnight Financing Rate ("SOFR") plus 3% and the Second Out Loans cash interest rate to 2%. At June 30, 2026, the SOFR floor was 5.00% per annum, thus the overall PIK rate on these facilities was 8.00%;
•
Changing the First Out Loans cash interest rate to the Term SOFR plus 2%. The overall PIK rate on these facilities was 7.00% at June 30, 2026;
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

June 30, 2026

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
•
Following payments made on March 31, 2026, all loan terms, including cash interest rates, were reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and were due on June 30, 2026.

Also in connection with the Twenty-Fifth Amendment, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 1.5% of the fully-diluted pro forma ownership of the Company, or 2,922,566 shares of the common stock, to Centre Lane Partners.

On June 10, 2026, in connection with the sale of the Mom.com domain name and related assets (as described further in Note 20, Sale of Mom.com Domain Name, to the consolidated financial statements), the Company obtained a consent of Centre Lane Partners under the Credit Agreement to the sale. Pursuant to the consent, the Company agreed to apply approximately $613,000 of the proceeds from the sale to prepay a portion of the First Out Term Loans outstanding under the Centre Lane Senior Secured Credit Facility. The prepayment was applied in full satisfaction of the amortization payment due on the First Out Term Loans on June 30, 2026. Further, the consent provided that all other amounts due under the Centre Lane Senior Secured Credit Facility on June 30, 2026, including the amortization payment due on the Second Out Loans, would be paid-in-kind instead of paid in cash.

Effective June 30, 2026, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Seventh Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on June 30, 2026, including the following modifications:

•
Converting the Second Out Loans cash interest due on June 30, 2026, to interest PIK; and
•
Deferring the Second Out Loans amortization payment due on June 30, 2026, to the maturity date of the Second Out Loans, which is December 20, 2026.
•
Following payments made as of June 30, 2026, all loan terms, including cash interest rates, were reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and are due on September 30, 2026.

Also in connection with the Twenty-Seventh Amendment, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 1.5% of the fully-diluted pro forma ownership of the Company, or 2,980,903 shares of the common stock, to Centre Lane Partners. As of June 30, 2026, BV Agency, LLC, an affiliate of the lenders, and Centre Lane Partners owned approximately 14.1% and 14.3% of the Company’s outstanding common stock, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

For the three and six months ended June 30, 2026, the Company paid approximately $2.1 million and $2.7 million toward the principal loan balance, respectively. For the three and six months ended June 30, 2025, the Company paid approximately $2.0 million and $2.0 million toward the principal loan balance, respectively.

During the three and six months ended June 30, 2026, the Company paid approximately $85,000 and $144,000 toward outstanding interest payable, respectively. During the three and six months ended June 30, 2025, the Company paid approximately $532,000 and $532,000 toward the outstanding interest payable, respectively.

As of June 30, 2026, we owed Centre Lane $88.8 million under the Centre Lane Senior Secured Credit Facility. Of this amount, $1.4 million is due on September 30, 2026, and the remaining principal balance of $87.4 million is due on December 20, 2026. Pursuant to the terms of the amended credit facility, the total contractual amount payable at maturity, including interest PIK, is approximately $94.9 million, consistent with the amount disclosed in the Company’s Current Report on Form 8-K filed on July 7, 2026.

The below table summarizes the loan balances at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
(in thousands)
Note payable - Centre Lane Senior Secured Credit Facility - related party (current)	$87,801	$84,276
Net principal	87,801	84,276
Add: debt discount	953	1,864
Outstanding principal	$88,754	$86,140

The below table summarizes the movement in the outstanding principal at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
(in thousands)
Opening balance	$86,140	$78,822
Add:
Exit and other fees	35	44
Interest capitalized	5,299	9,566
	91,474	88,432
Less:
Payments	(2,720)	(2,292)
Outstanding principal	$88,754	$86,140

Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services. The Centre Lane Senior Secured Credit Facility provides that this fee shall be, in all respects, fully earned, due and paid in kind by the Company on the effective date of the Centre Lane Senior Secured Credit Facility, and on each anniversary of the effective date during the term of the agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $245,000 and is included in outstanding principal. The administrative fee charged during the three and six months ended June 30, 2026, and 2025, was $35,000 and $35,000, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Amendments

Commencing April 2021, the Company and certain subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Facility. The Credit Agreement was amended a number of times to provide for additional loans used for working capital and acquisitions. In addition, as part of the transaction, there are exit fees (the "Exit Fees"), which are added and capitalized to the principal amount of the original loan. As of June 30, 2026, there were 27 amendments to the Credit Agreement.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The below table summarizes the amendments that were executed by the Company from the inception of the facility to June 30, 2026 (in thousands, except for share data):

Amendment No.		Date	Draw	Repayment Date	Interest Rate Paid-in-Kind	(1)	Interest Rate Cash	(1)	Amendment Fee	(2)	Common Stock Issued	Accounting Impact
(in thousands, except share data)
1		4/26/2021	$-	12/20/2026	8.00%		2.00%		$-		150,000	Extinguishment	(3)
2		5/26/2021	1,500	12/20/2026	8.00%		2.00%		750		3,000,000	Modification	(3)
3		8/12/2021	500	12/20/2026	8.00%		2.00%		250		2,000,000	Modification	(3)
4		8/31/2021	1,100	12/20/2026	8.00%		2.00%		550		-	Modification	(3)
5		10/8/2021	725	12/20/2026	8.00%		2.00%		363		-	Extinguishment	(3)
6		11/5/2021	800	12/20/2026	8.00%		2.00%		800		7,500,000	Modification	(3)
7		12/23/2021	500	12/20/2026	8.00%		2.00%		500		-	Modification	(3)
			$5,125						$3,213		12,650,000

8		1/26/2022	350	12/20/2026	8.00%		2.00%		350		-	Modification	(3)
9		2/11/2022	250	12/20/2026	0.00%		7.00%		13		-	Modification	(4)
10		3/11/2022	300	12/20/2026	0.00%		7.00%		15		-	Modification	(4)
11		3/25/2022	500	12/20/2026	0.00%		7.00%		25		-	Modification	(4)
12		4/15/2022	450	12/20/2026	0.00%		7.00%		23		-	Modification	(4)
13		5/10/2022	500	12/20/2026	0.00%		7.00%		25		-	Modification	(4)
14		6/10/2022	350	12/20/2026	0.00%		7.00%		18		-	Modification	(4)
15		7/8/2022	350	12/20/2026	0.00%		7.00%		(58)		-	Modification	(4)
			$3,050						$411		-

16		2/10/2023	1,500	12/20/2026	0.00%		7.00%		75		-	Modification	(4)
17	(6)	4/20/2023	26,316	12/20/2026	15.00%		0.00%		708		21,401,993	Extinguishment	(5)
19		7/8/2023	2,000	12/31/2024	0.00%		7.00%		100		-	Modification	(4)
			$29,816						$883		21,401,993

20		6/5/2024	-	12/20/2026	0.00%		0.00%		472		-	Modification	(7)
21	(6)	12/26/2024	1,861	12/20/2026	15.00%		0.00%		-		5,001,991	Modification	(5)
			$1,861						$472		5,001,991

23		9/30/2025	-	12/20/2026	0.00%		0.00%		8		2,832,485	Modification	(7)
24		12/31/2025	-	12/20/2026	0.00%		0.00%		-		2,870,792	Modification	(7)
			$-						$8		5,703,277

25	(6)	3/31/2026	-	12/20/2026	0.00%		0.00%		-		2,922,566	Modification	(7)
27		6/30/2026	-	12/20/2026	0.00%		0.00%		-		2,980,903	Modification	(7)
			$-						$-		5,903,469
			$39,852						$4,987		50,660,730

(1) - New rates in effect in connection with Amendment Twenty-Two.

(2) - Added and capitalized to the principal amount of the original loan.

(3) - Second Out Loans.

(4) - First Out Loans.

(5) - Third Out Loans.

(6) - There was no impact on principal or interest and no fees incurred by the Company under subsequent Amendments Eighteen, Twenty-Two, and Twenty-Six, thus they are excluded from the table.

(7) - There were no loan draws under Amendments Twenty, Twenty-Three, Twenty-Four, Twenty-Five, and Twenty-Seven, thus no interest rates were incurred. Amendments Twenty, Twenty-Three, Twenty-Four, Twenty-Five, and Twenty-Seven adjusted the existing outstanding loan terms, thus the balances of the interest rate PIK and interest rate cash are 0.00%.

Our debt financing arrangements, including long-term debt, expose us to counterparty credit risk as they are solely with a single related party lender. We manage this risk by closely monitoring the related party's financial stability and ensuring it maintains a strong credit rating. No other financial institutions are involved in our debt obligations. As of June 30, 2026, and December 31, 2025, the carrying value of the Centre Lane Senior Secured Credit Facility was approximately $87.8 million and $84.3 million, respectively, net of unamortized debt discount of $1.0 million and $1.9 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

During the three and six months ended June 30, 2026, the Company recorded amortization of debt discount of $486,000 and $946,000 on the Centre Lane Senior Secured Credit Facility, respectively. Amortization of debt discount for the three and six months ended June 30, 2025, was $556,000 and $1.2 million, respectively.

Interest expense for the three and six months ended June 30, 2026, and 2025, consisted of the following:

	Three Months Ended		Six Months Ended

	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands)
Interest expense	$2,743	$2,579	$5,384	$4,966
Amortization	486	556	946	1,189
Total interest expense	$3,229	$3,135	$6,330	$6,155

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

At June 30, 2026, and December 31, 2025, the operating lease right-of-use asset was approximately $127,000 and $173,000, respectively, and is included under assets on the consolidated balance sheets.

At June 30, 2026, and December 31, 2025, the operating lease right-of-use liability was approximately $128,000 and $160,000, respectively, including the current portion of $105,000 and $95,000, respectively, and is included under liabilities on the consolidated balance sheets.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $50,000 and $46,000 for the three months ended June 30, 2026, and 2025, respectively. Operating lease expense was approximately $100,000 and $91,000 for the six months ended June 30, 2026, and 2025, respectively.

The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and are recognized in rent expense when incurred and not included in the measurement of the lease liability.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

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

At June 30, 2026, and December 31, 2025, the operating lease subleases right-of-use liability was approximately $12,000 and $12,000, respectively, and is included as an offset to right-of-use assets within other non-current liabilities on the consolidated balance sheet.

Operating lease sublease income was approximately $35,000 and $34,000 for the three months ended June 30, 2026, and 2025, respectively. Operating lease sublease income was approximately $70,000 and $68,000 for the six months ended June 30, 2026, and 2025, respectively.

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years.

At June 30, 2026, and December 31, 2025, the finance lease asset was $7,000 and $20,000, respectively, and is included under assets on the consolidated balance sheets.

At June 30, 2026, and December 31, 2025, the finance lease liability was $7,000 and $20,000, respectively, including the current portion of $7,000 and $20,000, respectively, and is included under liabilities on the consolidated balance sheets.

Finance lease expense for the three months ended June 30, 2026, was $7,200 inclusive of interest of $600 and amortization of $6,600. Finance lease expense for the six months ended June 30, 2026, was $14,400, inclusive of interest of $1,500 and amortization of $12,900. Finance lease expense for the three months ended June 30, 2025, was $7,300, inclusive of interest of $1,900 and amortization of $5,400. Finance lease expense for the six months ended June 30, 2025, was $14,500, inclusive of interest of $4,000 and amortization of $10,500. These amounts are included in general and administrative expense in the statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

As of June 30, 2026, and December 31, 2025, the right-of-use asset and lease liability for the operating and finance lease are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
(in thousands)
Assets:
Total operating lease right-of-use asset	$127	$173
Total finance lease asset (1)	$7	$20

Liabilities:
Operating lease liability, current	$105	$95
Operating sublease liability, net of current portion	12	12
Operating lease liability, net of current portion	23	65
Total operating lease liability	$140	$172

Finance lease liability, current	$7	$20
Finance lease liability, net of current portion	-	-
Total finance lease liability	$7	$20

Weighted-average remaining lease term (in years):
Operating lease	1.25	1.75
Finance lease	0.25	0.75

Weighted-average discount rate:
Operating lease	14.39%	14.39%
Finance lease	21.12%	21.12%

(1) - Finance lease represents computer software, see Note 5, Property and Equipment, Net, to the consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

NOTE 12 – REVENUE RECOGNITION

The following table represents our revenue disaggregated by type:

	Three Months Ended		Six Months Ended

	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands)
Digital publishing	$297	$359	$578	$942
Advertising technology	6,430	5,115	13,070	9,347
Consumer insights	4,949	7,332	9,994	14,371
Creative and media services	1,956	2,602	3,953	4,938
Total revenue	$13,632	$15,408	$27,595	$29,598

Geographic Information

Revenue by geography is based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% of total revenue for the three and six months ended June 30, 2026, and 2025, respectively.

As of June 30, 2026, and December 31, 2025, approximately 100% of our long-lived assets, including websites and other intangible assets used in revenue generation, were attributable to operations in the United States.

Deferred Revenue

The movement in deferred revenue during the six months ended June 30, 2026, and the year ended December 31, 2025, comprised the following:

	June 30, 2026	December 31, 2025
(in thousands)
Deferred revenue at the start of the period	$2,834	$2,883
Amounts invoiced during the period	16,651	37,510
Less: revenue recognized during the period	(14,525)	(37,559)
Deferred revenue at the end of the period	$4,960	$2,834

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

NOTE 13 – STOCK-BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board of Directors adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “2022 Stock Option Plan”). The 2022 Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the 2022 Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of June 30, 2026, 10,884,517 shares were remaining under the 2022 Stock Option Plan for future issuance.

Options

As of June 30, 2026, options to purchase 11,615,483 shares of common stock were outstanding, in the aggregate, under the Company's 2013 Stock Option Plan, 2015 Stock Option Plan, 2019 Stock Option Plan, and the 2022 Stock Option Plan at a weighted-average exercise price of $0.08 per share. No further grants can be made under any of the Company's stock option plans other than the 2022 Stock Option Plan.

Compensation expense (benefit) recorded in connection with the 2022 Stock Option Plan was $(3,000) and $34,000, for the three months ended June 30, 2026, and 2025, respectively, and $18,000 and $71,000, for the six months ended June 30, 2026, and 2025, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

The following table presents the activity of the Company’s outstanding common stock options for the six months ended June 30, 2026:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Common stock options:
Balance outstanding at December 31, 2025	10,353,233	$0.09	7.2	$-
Granted	1,850,000	$0.01	-	$5
Forfeited	(495,250)	$0.07	-	$-
Expired	(92,500)	$0.39	-	$-
Balance outstanding at June 30, 2026	11,615,483	$0.08	7.0	$5
Exercisable at June 30, 2026	7,192,783	$0.09	6.2	$-
Unvested at June 30, 2026	4,422,700	$0.05	8.3	$5

During the six months ended June 30, 2026, 1,850,000 options were issued. During the six months ended June 30, 2025, 400,000 options were issued.

As of June 30, 2026, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $45,000 to be recognized through July 2027.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following table provides the weighted-average assumptions used in determining the fair value of the stock option awards for the six months ended June 30, 2026, and 2025:

	June 30, 2026	June 30, 2025

Expected life (years)	6.07 yrs	5.50 yrs
Expected volatility	413.98%	449.00%
Risk-free interest rate	3.99%	4.40%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%

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

June 30, 2026

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

Goodwill and Intangibles Assets

Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. An impairment exists when the carrying amount of a reporting unit exceeds its fair value. The Company estimates the fair value of its reporting units using an income approach (discounted cash flow method), which incorporates significant unobservable inputs and is therefore classified as a Level 3 fair value measurement.

During the year ended December 31, 2025, the Company performed a goodwill impairment assessment for the Ad Network, Owned & Operated, and Insights reporting units. Based on the assessment, the carrying amount of the Owned & Operated reporting unit exceeded its fair value, resulting in a goodwill impairment charge of approximately $786,000. No impairment was recognized for the Ad Network or Insights reporting units.

There was no triggering events requiring an interim impairment assessment, and no impairment charges were recognized during the six months ended June 30, 2026.

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

The Company calculates the present value of the cash flows under the terms of each new amendment and determines if it was substantially different by at least 10% from the present value of the remaining cash flow of the original debt instrument. Amendments Twenty-Three, Twenty-Four, Twenty-Five, and Twenty-Seven were considered modifications. For further information on modifications and extinguishments, see the amendments table within Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company and that the Company entered into a transaction during the term of the Agreement on which Ladenburg was due a fee. On March 26, 2026, the Company and Ladenburg entered into a binding settlement agreement and mutual release, pursuant to which the Company agreed to pay a total settlement amount of $950,000. The settlement amount was funded from the restricted cash collateral securing the appeal bond. Following settlement, approximately $994,000 of the remaining restricted cash collateral was applied to reduce the outstanding principal balance of the Twenty-First Amendment Term Loans with Centre Lane Partners, and the remaining restricted cash collateral was released and returned to Centre Lane Partners pursuant to the Twenty-Sixth Amendment to the Credit Agreement. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements. The Company recorded the effects of the settlement in its consolidated financial statements for the six months ended June 30, 2026, including a reduction of litigation-related accruals and the recognition of a net gain of approximately $1.1 million, which is reflected within legal fees in general and administrative expenses. As of June 30, 2026, the matter has been fully resolved, and the parties have released all claims related to the litigation.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

June 30, 2026

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

There were no shares of preferred stock issued or outstanding at June 30, 2026, and December 31, 2025.

At June 30, 2026, and December 31, 2025, there was an accrued unpaid preference dividend of $691,000 and $691,000, respectively. This amount is payable to the Company's former Chairman of the Board, Mr. Kip Speyer, and is included under other current liabilities in the consolidated balance sheets.

Common Stock

Shares of Common Stock under the 2022 Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of June 30, 2026, 10,884,517 shares were remaining under the 2022 Stock Option Plan for future issuance.

Issue of Common Stock

During the three and six months ended June 30, 2026, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026

	Shares	Value	Shares	Value
Common stock issued to Centre Lane Partners	2,980,903	$23	5,903,469	$37
Shares of common stock issued, net	2,980,903	$23	5,903,469	$37

During the three and six months ended June 30, 2025, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025

	Shares	Value	Shares	Value
Common stock issued for options exercised	-	$-	50,400	$2
Shares of common stock issued, net	-	$-	50,400	$2

Treasury Stock

A total of 2,185,575 shares of the Company's common stock, with a value of approximately $220,000, are being held as Treasury Stock by the Company.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Warrants

At June 30, 2026, and December 31, 2025, we had 175,000 and 175,000 common stock warrants outstanding to purchase shares of our common stock, respectively, with an exercise price of $1.00 per share. Of the 175,000 common stock warrants outstanding at June 30, 2026, all 175,000 will expire in 2030.

No common stock warrants expired during the three and six months ended June 30, 2026. Approximately 1,025,000 common stock warrants expired during the three and six months ended June 30, 2025.

A summary of the Company’s warrants outstanding as of June 30, 2026, and December 31, 2025, is presented below.

June 30, 2026

Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised, in thousands)
$1.00	175,000	$175
	175,000	$175

December 31, 2025

Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised, in thousands)
$1.00	175,000	$175
	175,000	$175

NOTE 17 – LOSS PER SHARE

As of June 30, 2026, and 2025, there were 189,121,973 and 177,515,227 shares of common stock issued, respectively, and 186,936,398 and 175,965,052 shares of common stock outstanding, respectively. Outstanding shares as of June 30, 2026, and 2025, have been adjusted to reflect 2,185,575 and 1,550,175 treasury shares, respectively.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

The following tables reconcile actual basic and diluted earnings per share for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended		Six Months Ended

	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands, except share and per share data)
Numerator:
Net loss	$(3,201)	$(4,081)	$(4,501)	$(7,312)
Denominator:
Weighted-average common shares outstanding:
Basic	183,955,495	175,965,052	182,502,285	175,969,993
Diluted	183,955,495	175,965,052	182,502,285	175,969,993
Net loss per common share
Basic	$(0.02)	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.02)	$(0.04)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three and six months ended June 30, 2026, and 2025, were as follows:

	June 30, 2026	June 30, 2025

Shares unvested and subject to exercise of stock options	11,615,483	10,376,983
Shares subject to exercise of warrants	175,000	4,431,200

NOTE 18 – RELATED PARTIES

Centre Lane Partners

Centre Lane Partners has provided, and continues to provide, funding to assist the Company with its liquidity needs through the Centre Lane Senior Secured Credit Facility.

In connection with the Twenty-First Amendment, on December 26, 2024, the Company issued 5,001,991 shares of common stock of the Company to BV Agency, LLC, an entity beneficially owned by Centre Lane Partners. In connection with the Twenty-Third Amendment, on September 30, 2025, the Company issued an additional 2,832,485 shares of common stock of the Company to Centre Lane Partners. In connection with the Twenty-Fourth Amendment, on December 31, 2025, the Company issued an additional 2,870,792 shares of common stock of the Company to Centre Lane Partners. In connection with the Twenty-Fifth Amendment, on March 31, 2026, the Company issued an additional 2,922,566 shares of the common stock, to Centre Lane Partners. In connection with the Twenty-Seventh Amendment, on June 30, 2026, the Company issued an additional 2,980,903 shares of the common stock, to Centre Lane Partners.

BV Agency, LLC, and Centre Lane Partners own approximately 14.1% and 14.3% of the Company’s outstanding common stock, respectively.

SEC rules define a related party as including (i) any director or executive officer of the Company, or any immediate family member thereof, (ii) any director nominee, or any immediate family member thereof, and (iii) a 5% or greater shareholder of the Company, or any immediate family member thereof. As a result, BV Agency, LLC, and Centre Lane Partners together are considered to be related parties of the Company. Through June 30, 2026, the Company has entered into 27 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $88.8 million and $86.1 million as of June 30, 2026, and December 31, 2025, respectively. See Note 10, Centre Lane Senior Secured Credit Facility, to the Company’s consolidated financial statements for details on this facility.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Preferred Stock

At June 30, 2026, and December 31, 2025, there was an accrued unpaid preference dividend of $691,000 and $691,000, respectively. This amount is payable to the Company's former Chairman of the Board, Mr. Kip Speyer, and is included under other liabilities on the consolidated balance sheets.

NOTE 19 – INCOME TAXES

The Company recorded a tax provision of $0 for the three and six months ended June 30, 2026, and 2025, due in large part to its expected tax losses for the period and maintained a full valuation allowance against its net deferred tax assets.

At June 30, 2026, and December 31, 2025, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and six months ended June 30, 2026, and 2025.

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

NOTE 20 – SALE OF MOM.COM DOMAIN NAME

On June 10, 2026, the Company, through its wholly owned subsidiary, CL Media Holdings, LLC, entered into a Domain Name and Social Media Handles Purchase and Sale Agreement with Static Media, Inc., pursuant to which the Company sold the domain name www.mom.com (the "Mom.com domain name") and related social media accounts to Static Media, Inc., for a purchase price of $1.1 million.

In connection with the transaction, the Company obtained the consent of Centre Lane Partners, as administrative agent and collateral agent, and the lenders under the Centre Lane Senior Secured Credit Facility. Pursuant to the consent, the Company agreed to apply approximately $613,000 of the proceeds from the sale to prepay a portion of the First Out Term Loans outstanding under the Centre Lane Senior Secured Credit Facility. The prepayment was applied in full satisfaction of the amortization payment due on the First Out Term Loans on June 30, 2026. Further, the consent provided that all other amounts due under the Centre Lane Senior Secured Credit Facility on June 30, 2026, including the amortization payment due on the Second Out Loans, would be paid-in-kind instead of paid in cash. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

The Company completed the sale of the Mom.com domain name and related social media accounts during the three months ended June 30, 2026. Upon closing, the Company derecognized an immaterial carrying amount of the related website acquisition and IP/technology intangible assets, and recognized a gain on sale of approximately $1.1 million, representing the excess of the proceeds received over the carrying value of those assets and transaction costs. The gain is included within gain on sale of intangible assets in the accompanying consolidated statements of operations.

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

Business Overview

Organization and Nature of Operations

Bright Mountain Media, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Bright Mountain” or “we”) is an end-to-end marketing services company that helps brands with the right audiences, at the right time, with the right message, both effectively and efficiently by removing the middlemen in the marketing workflow. Our end-to-end offerings combine consumer insights with creative and media services, and advertising technology to deliver solutions to improve audience fidelity for brands. We focus on digital publishing, advertising technology, consumer insights, and creative and media services.

Digital Publishing

Our digital publishing division focuses on developing content that attracts an audience and monetizes that audience through advertising. Our portfolio of owned and operated websites is focused on parenting, families, women's lifestyle, and related consumer interests. As of June 30, 2026, our portfolio includes Cafemom.com, LittleThings.com, MamasLatinas.com, and other digital media properties. We use internal and external technologies to continually improve the effectiveness and efficiency of the content we create. Our publishing division monetizes its audiences through both direct and programmatic advertising sales. During the three and six months ended June 30, 2026, the Company completed the sale of the Mom.com domain name and related assets. See Note 20, Sale of Mom.com Domain Name, to the consolidated financial statements.

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

Creative and Media Services

Our creative and media services division provides integrated advertising and marketing solutions that combine data-driven insights, strategic media planning and buying, creative campaign development, and programmatic media execution. By leveraging data, premium advertising inventory, and audience targeting capabilities, we help clients deliver effective campaigns that maximize reach, optimize performance, and improve return on investment.

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

Creative and Media Services Consolidation

During the second quarter of 2026, the Company consolidated the reporting of its creative services and media services divisions, which were previously presented as separate operating segments. Both divisions operate under the same legal entity (Deep Focus Agency, LLC) and brand (Deep Focus), and the Company determined that combined reporting more accurately reflects the integrated nature of these operations. As a result, financial reporting for the creative and media divisions are now presented on a combined basis, and the description of these divisions' activities is now also presented on a combined basis. This change in presentation does not affect the Company's total consolidated financial figures

Sale of Mom.com Domain Name

On June 10, 2026, the Company, through its wholly owned subsidiary, CL Media Holdings, LLC, entered into a Domain Name and Social Media Handles Purchase and Sale Agreement with Static Media, Inc., pursuant to which the Company sold the Mom.com domain name and related social media accounts to Static Media, Inc., for a purchase price of $1.1 million. The sale reflects the Company's intention to focus its attention on its core research, advertising, and technology operations rather than digital publishing, as in the Company's view its digital publishing activities were not aligned with its long-term strategic direction

In connection with the transaction, the Company obtained the consent of Centre Lane Partners, as administrative agent and collateral agent, and the lenders under the Centre Lane Senior Secured Credit Facility. Pursuant to the consent, the Company agreed to apply approximately $613,000 of the proceeds from the sale to prepay a portion of the First Out Term Loans outstanding under the Centre Lane Senior Secured Credit Facility. The prepayment was applied in full satisfaction of the amortization payment due on the First Out Term Loans on June 30, 2026. Further, the consent provided that all other amounts due under the Centre Lane Senior Secured Credit Facility on June 30, 2026, including the amortization payment due on the Second Out Loans, would be paid-in-kind instead of paid in cash. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

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

Limited Number of Customers. During the six months ended June 30, 2026, three customers represented 46.2% of revenue. During the six months ended June 30, 2025, one customer represented 15.6% of revenue. The loss of these customers could have a material adverse impact on our results of operations in future periods.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Revenue	$13,632	$15,408	$27,595	$29,598
Cost of revenue	11,214	12,371	20,868	22,289
Gross margin	2,418	3,037	6,727	7,309
General and administrative expenses	3,603	4,021	6,169	8,545
Gain on sale of intangible assets	(1,094)	-	(1,094)	-
Income (loss) from operations	(91)	(984)	1,652	(1,236)
Financing and other expense, net	(3,110)	(3,097)	(6,153)	(6,076)
Net loss	$(3,201)	$(4,081)	$(4,501)	$(7,312)

Adjusted EBITDA (1)	$(190)	$(218)	$2,166	$599

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
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

Revenue decreased by $1.8 million, or 12%, for the three months ended June 30, 2026, compared to the same period in 2025. Revenue decreased by $2 million, or 7%, for the six months ended June 30, 2026, compared to the same period in 2025. See below for a detailed analysis of revenue for the three and six months ended June 30, 2026, and 2025.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers, and sales commission.

Cost of revenue decreased by $1.2 million, or 9%, for the three months ended June 30, 2026, compared to the same period in 2025. Cost of revenue decreased by $1.4 million, or 6%, for the six months ended June 30, 2026, compared to the same period in 2025. See below for a detailed analysis of cost of revenue for the three and six months ended June 30, 2026, and 2025.

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

General and administrative expenses decreased by $418,000, or 10%, for the three months ended June 30, 2026, compared to the same period in 2025. General and administrative expenses decreased by $2.4 million, or 28% for the six months ended June 30, 2026, compared to the same period in 2025. See below for a detailed analysis of general and administrative expenses for the three and six months ended June 30, 2026, and 2025.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net loss for the quarter ended June 30, 2026 was $3.2 million, as compared to a net loss of $4.1 million, for the same period in 2025. The following is our analysis for the period:

	Three Months Ended June 30,
	2026	2025	Change
(in thousands)
Revenue	$13,632	$15,408	$(1,776)	-12%
Cost of revenue	11,214	12,371	(1,157)	-9%
Gross margin	2,418	3,037	(619)	-20%
General and administrative expenses	3,603	4,021	(418)	-10%
Gain on sale of intangible assets	(1,094)	-	(1,094)	0%
Loss from operations	(91)	(984)	893	-91%
Financing and other expense, net	(3,110)	(3,097)	(13)	0%
Net loss	$(3,201)	$(4,081)	$880	-22%

Gross margin percentage	18%	20%		-2%

Revenue

Revenue decreased by $1.8 million, or 12%, for the three months ended June 30, 2026, compared to the same period in 2025. The Company focuses on digital publishing, advertising technology, consumer insights, and creative and media services. Changes in revenue generated by each such division are set forth below:

	Three Months Ended June 30,
	2026	2025	Change
(in thousands)
Digital publishing	$297	$359	$(62)	-17%
Advertising technology	6,430	5,115	1,315	26%
Consumer insights	4,949	7,332	(2,383)	-33%
Creative and media services	1,956	2,602	(646)	-25%
Total revenue	$13,632	$15,408	$(1,776)	-12%

Digital Publishing

Digital publishing revenue decreased by $62,000, or 17%, for the three months ended June 30, 2026, compared to the same period in 2025. Approximately $297,000, or 2%, of the Company’s revenue for the three months ended June 30, 2026, was generated from our digital publishing customers, compared to $359,000, or 2%, for the same period in 2025.

Advertising Technology

Advertising technology revenue increased by $1.3 million, or 26%, for the three months ended June 30, 2026, compared to the same period in 2025. Approximately $6.4 million, or 47%, of the Company’s revenue for the three months ended June 30, 2026, was generated from our advertising technology customers compared to $5.1 million, or 33%, for the same period in 2025. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue decreased by $2.4 million, or 33%, for the three months ended June 30, 2026, compared to the same period in 2025. Approximately $4.9 million, or 36%, of the Company’s revenue for the three months ended June 30, 2026, was generated from our consumer insights customers compared to $7.3 million, or 48%, for the same period in 2025. This decrease was driven by a decrease in contract value for certain larger tier revenue customers.

Creative and Media Services

Creative and media services revenue decreased by $646,000, or 25%, for the three months ended June 30, 2026, compared to the same period in 2025. Approximately $2.0 million, or 14%, of the Company’s revenue for the three months ended June 30, 2026, was generated from our creative and media services customers compared to $2.6 million, or 17%, for the same period in 2025. This decrease was driven by a decrease in the number of projects for certain larger tier revenue customers.

Cost of Revenue

	Three Months Ended June 30,
	2026	2025	Change
(in thousands)
Direct salaries and labor costs	$259	$1,864	$(1,605)	-86%
Direct project costs	3,331	4,911	(1,580)	-32%
Non-direct project costs	2,224	1,153	1,071	93%
Publisher costs	4,748	3,700	1,048	28%
Content creation	131	222	(91)	-41%
Sales commissions	286	316	(30)	-9%
Other	235	205	30	15%
Total cost of revenue	$11,214	$12,371	$(1,157)	-9%

Cost of revenue decreased by $1.2 million, or 9%, for the three months ended June 30, 2026, compared to the same period in 2025. This decrease was due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost decreased by $1.6 million, or 86%, for the three months ended June 30, 2026, compared to the same period in 2025. Approximately $259,000, or 2%, of the Company's cost of revenue for the three months ended June 30, 2026, was a result of direct salaries and labor cost compared to $1.9 million, or 15%, for the same period in 2025. This decrease was primarily attributable to continued headcount reductions within our consumer insights and creative and media services divisions as part of our ongoing cost optimization initiatives. In connection with these workforce reductions, the Company increased its use of third-party consultants to support customer projects, with those costs included within direct project costs. These costs represent salary and labor cost of employees who work directly on customer projects for our consumer insights and creative and media services divisions.

Direct Project Cost

Direct project cost decreased by $1.6 million, or 32%, for the three months ended June 30, 2026, compared to the same period in 2025. Approximately $3.3 million, or 30%, of the Company's cost of revenue for the three months ended June 30, 2026, was a result of direct project cost compared to $4.9 million, or 40%, during the same period in 2025. This decrease was primarily attributable to a reduction in customer contracts, partially offset by increased third-party consultant costs incurred to support customer projects following workforce reductions. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights and creative and media services divisions.

Non-Direct Project Cost

Non-direct project cost increased by $1.1 million, or 93%, for the three months ended June 30, 2026, compared to the same period in 2025. Approximately $2.2 million, or 20%, of the Company's cost of revenue for the three months ended June 30, 2026, was a result of non-direct project cost compared to $1.2 million, or 9%, for the same period in 2025. This increase was primarily attributable to the Company's increased use of third-party contractors to support client service activities following workforce reductions. Contractor costs are included within both direct project cost and non-direct project cost depending on the nature of the services provided. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights and creative and media services divisions.

Publisher Cost

Publisher cost increased by $1.0 million, or 28%, for the three months ended June 30, 2026, compared to the same period in 2025. Approximately $4.7 million, or 42%, of the Company's cost of revenue for the three months ended June 30, 2026, was a result of publisher cost compared to $3.7 million, or 30%, for the same period in 2025. This increase is consistent with the increase noted in revenue from our advertising technology division. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was approximately $2.4 million and $3.0 million for the three months ended June 30, 2026, and 2025, respectively. Our gross margin decreased $619,000, or 20%, for the three months ended June 30, 2026, compared to the same period of 2025. Gross margin as a percentage of revenue decreased to 18% for the three months ended June 30, 2026, compared to 20% for the same period of 2025.

General and Administrative Expenses

	Three Months Ended June 30,
	2026	2025	Change
(in thousands)
Personnel costs	$1,519	$1,820	$(301)	-17%
Legal fees	104	202	(98)	-49%
Professional fees	868	824	44	5%
Insurance	127	131	(4)	-3%
Depreciation	17	15	2	13%
Amortization	450	485	(35)	-7%
Data processing	310	289	21	7%
Other	208	255	(47)	-18%
Total general and administrative expense	$3,603	$4,021	$(418)	-10%

Gross margin as a percentage of general and administrative expense	67%	76%

General and administrative expenses decreased by $418,000, or 10%, for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was due to a combination of factors as discussed below:

Personnel Cost

Personnel cost decreased by $301,000, or 17%, for the three months ended June 30, 2026, compared to the same period in 2025. This change was mainly driven by a decrease in the Company's head count by a net change of 33 employees. The Company's employee headcount was 82 and 115 at June 30, 2026, and 2025, respectively.

Gain on Sale of Intangible Assets

During the three months ended June 30, 2026, Company recognized a gain on the sale of intangible assets of approximately $1.1 million, related to the sale of the Mom.com domain name and related social media accounts. The gain resulted from the proceeds received from the transaction exceeding the carrying value of the intangible assets sold. The transaction was completed on June 10, 2026. See Note 20, Sale of Mom.com Domain Name, to the consolidated financial statements.

Financing Expense (Income)

	Three Months Ended June 30,
	2026	2025	Change
(in thousands)
Interest expense	$3,234	$3,141	$93	3%
Other expense (income)	(124)	(44)	(80)	182%
Total financing and other expense, net	$3,110	$3,097	$13	0%

Financing and other expense, net, increased slightly by $13,000 for the three months ended June 30, 2026, compared to the same period in 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net loss for the six months ended June 30, 2026 was $4.5 million, as compared to a net loss of $7.3 million, for the same period in 2025. The following is our analysis for the period:

	Six Months Ended June 30,
	2026	2025	Change
(in thousands)
Revenue	$27,595	$29,598	$(2,003)	-7%
Cost of revenue	20,868	22,289	(1,421)	-6%
Gross margin	6,727	7,309	(582)	-8%
General and administrative expenses	6,169	8,545	(2,376)	-28%
Gain on sale of intangible assets	(1,094)	-	(1,094)	0%
Income (loss) from operations	1,652	(1,236)	2,888	-234%
Financing and other expense, net	(6,153)	(6,076)	(77)	1%
Net loss	$(4,501)	$(7,312)	$2,811	-38%

Gross margin percentage	24%	25%		-1%

Revenue

Revenue decreased by $2.0 million, or 7%, for the six months ended June 30, 2026, compared to the same period in 2025. The Company focuses on digital publishing, advertising technology, consumer insights, and creative and media services. Changes in revenue generated by each such division are set forth below:

	Six Months Ended June 30,
	2026	2025	Change
(in thousands)
Digital publishing	$578	$942	$(364)	-39%
Advertising technology	13,070	9,347	3,723	40%
Consumer insights	9,994	14,371	(4,377)	-30%
Creative and media services	3,953	4,938	(985)	-20%
Total revenue	$27,595	$29,598	$(2,003)	-7%

Digital Publishing

Digital publishing revenue decreased by $364,000, or 39%, for the six months ended June 30, 2026, compared to the same period in 2025. Approximately $578,000, or 2%, of the Company’s revenue for the six months ended June 30, 2026, was generated from our digital publishing customers, compared to $942,000, or 3%, for the same period in 2025. This reduction was primarily due to macroeconomic factors, which reduced traffic to our website, coupled with an overall reduction in spending by some customers related to inflationary concerns.

Advertising Technology

Advertising technology revenue increased by $3.7 million, or 40%, for the six months ended June 30, 2026, compared to the same period in 2025. Approximately $13.1 million, or 47%, of the Company’s revenue for the six months ended June 30, 2026, was generated from our advertising technology customers compared to $9.3 million, or 32%, for the same period in 2025. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue decreased by $4.4 million, or 30%, for the six months ended June 30, 2026, compared to the same period in 2025. Approximately $10.0 million, or 36%, of the Company’s revenue for the six months ended June 30, 2026, was generated from our consumer insights customers compared to $14.4 million, or 49%, for the same period in 2025. This decrease was driven by a decrease in contract value for certain larger tier revenue customers.

Creative and Media Services

Creative and media services revenue decreased by $985,000, or 20%, for the six months ended June 30, 2026, compared to the same period in 2025. Approximately $4.0 million, or 14%, of the Company’s revenue for the six months ended June 30, 2026, was generated from our creative and media services customers compared to $4.9 million, or 17%, for the same period in 2025. This decrease was driven by a decrease in the number of projects for certain larger tier revenue customers.

Cost of Revenue

	Six Months Ended June 30,
	2026	2025	Change
(in thousands)
Direct salaries and labor costs	$630	$3,677	$(3,047)	-83%
Direct project costs	4,528	8,545	(4,017)	-47%
Non-direct project costs	4,652	2,152	2,500	116%
Publisher costs	9,635	6,725	2,910	43%
Content creation	273	401	(128)	-32%
Sales commissions	630	575	55	10%
Other	520	214	306	143%
Total cost of revenue	$20,868	$22,289	$(1,421)	-6%

Cost of revenue decreased by $1.4 million, or 6%, for the six months ended June 30, 2026, compared to the same period in 2025. This decrease was due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost decreased by $3.0 million, or 83%, for the six months ended June 30, 2026, compared to the same period in 2025. Approximately $630,000, or 3%, of the Company's cost of revenue for the six months ended June 30, 2026, was a result of direct salaries and labor cost compared to $3.7 million, or 16%, for the same period in 2025. This decrease was primarily attributable to continued headcount reductions within our consumer insights and creative and media services divisions as part of our ongoing cost optimization initiatives. In connection with these workforce reductions, the Company increased its use of third-party consultants to support customer projects, with those costs included within direct project costs. These costs represent salary and labor cost of employees who work directly on customer projects for our consumer insights and creative and media services divisions.

Direct Project Cost

Direct project cost decreased by $4.0 million, or 47%, for the six months ended June 30, 2026, compared to the same period in 2025. Approximately $4.5 million, or 22%, of the Company's cost of revenue for the six months ended June 30, 2026, was a result of direct project cost compared to $8.5 million, or 38%, during the same period in 2025. This decrease was primarily attributable to a reduction in customer contracts, partially offset by increased third-party consultant costs incurred to support customer projects following workforce reductions. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights and creative and media services divisions.

Non-Direct Project Cost

Non-direct project cost increased by $2.5 million, or 116%, for the six months ended June 30, 2026, compared to the same period in 2025. Approximately $4.7 million, or 22%, of the Company's cost of revenue for the six months ended June 30, 2026, was a result of non-direct project cost compared to $2.2 million, or 10%, for the same period in 2025. This increase was primarily attributable to the Company's increased use of third-party contractors to support client service activities following workforce reductions. Contractor costs are included within both direct project cost and non-direct project cost depending on the nature of the services provided. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights and creative and media services divisions.

Publisher Cost

Publisher cost increased by $2.9 million, or 43%, for the six months ended June 30, 2026, compared to the same period in 2025. Approximately $9.6 million, or 46%, of the Company's cost of revenue for the six months ended June 30, 2026, was a result of publisher cost compared to $6.7 million, or 30%, for the same period in 2025. This increase is consistent with the increase noted in revenue from our advertising technology division. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was approximately $6.7 million and $7.3 million for the six months ended June 30, 2026, and 2025, respectively. Our gross margin decreased $582,000, or 8%, for the six months ended June 30, 2026, compared to the same period of 2025. Gross margin as a percentage of revenue decreased slightly to 24% for the six months ended June 30, 2026, compared to 25% for the same period of 2025.

General and Administrative Expenses

	Six Months Ended June 30,
	2026	2025	Change
(in thousands)
Personnel costs	$3,174	$3,648	$(474)	-13%
Legal fees	(1,013)	655	(1,668)	-255%
Professional fees	1,696	1,588	108	7%
Insurance	262	262	-	0%
Depreciation	34	28	6	21%
Amortization	895	970	(75)	-8%
Data processing	691	922	(231)	-25%
Other	430	472	(42)	-9%
Total general and administrative expense	$6,169	$8,545	$(2,376)	-28%

Gross margin as a percentage of general and administrative expense	109%	86%

General and administrative expenses decreased by $2.4 million, or 28%, for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was due to a combination of factors as discussed below:

Personnel Cost

Personnel cost decreased by $474,000, or 13%, for the six months ended June 30, 2026, compared to the same period in 2025. This change was mainly driven by a decrease in the Company's head count by a net change of 33 employees. The Company's employee headcount was 82 and 115 at June 30, 2026 and 2025, respectively.

Legal Fees

Legal fees decreased by $1.7 million, or 255%, for the six months ended June 30, 2026, compared to the same period in 2025. This decrease was due largely to a $1.1 million gain related to a non-recurring settlement of litigation with Ladenburg. See Note 15, Commitments and Contingencies, to the consolidated financial statements.

Professional Fees

Professional fees increased by $108,000, or 7%, for the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by transaction-related professional fees associated with the sale of the Mom.com domain name and related social media accounts, completed during the second quarter of 2026. See Note 20, Sale of Mom.com Domain Name, to the consolidated financial statements.

Data Processing

Data processing expenses decreased by $231,000, or 25%, for the six months ended June 30, 2026, compared to the same period in 2025. This decrease was related to a reclassification of certain components of software costs from website expenses to cost of revenue.

Gain on Sale of Intangible Assets

During the six months ended June 30, 2026, Company recognized a gain on the sale of intangible assets of approximately $1.1 million, related to the sale of the Mom.com domain name and related social media accounts. The gain resulted from the proceeds received from the transaction exceeding the carrying value of the intangible assets sold. The transaction was completed on June 10, 2026. See Note 20, Sale of Mom.com Domain Name, to the consolidated financial statements.

Financing Expense (Income)

	Six Months Ended June 30,
	2026	2025	Change
(in thousands)
Interest expense	$6,339	$6,167	$172	3%
Other expense (income)	(186)	(91)	(95)	104%
Total financing and other expense, net	$6,153	$6,076	$77	1%

Financing and other expense, net, increased slightly by $77,000, or 1%, for the six months ended June 30, 2026, compared to the same period in 2025.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)
Net loss before income tax	$(3,201)	$(4,081)	$(4,501)	$(7,312)
Depreciation expense	17	15	34	28
Amortization of intangible assets	450	485	895	970
Gain on sale of intangible assets	(1,094)	-	(1,094)	-
Amortization of debt discount	486	556	946	1,189
Other interest expense	5	6	9	12
Interest expense - Centre Lane Senior Secured Credit Facility	2,743	2,579	5,384	4,966
EBITDA (loss)	(594)	(440)	1,673	(147)
Stock compensation expense	(3)	34	18	71
Non-recurring professional fees	100	20	100	261
Non-recurring legal fees	6	111	6	357
Non-recurring severance expense	301	57	369	57
Adjusted EBITDA (loss)	$(190)	$(218)	$2,166	$599

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities, and net working capital (deficit) as of June 30, 2026, as compared to December 31, 2025:

	June 30, 2026	December 31, 2025
(in thousands)
Total current assets	$16,250	$20,689
Total current liabilities	115,250	116,231
Net working capital (deficit)	$(99,000)	$(95,542)

As of June 30, 2026, we had a cash balance of $1.0 million and no restricted cash, compared with a cash balance of $1.4 million and a restricted cash balance of $1.9 million as of December 31, 2025. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See "Going Concern" below.

Going Concern

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $184.8 million as of June 30, 2026. Cash flows provided by (used in) operating activities were $(483,000) and $1.2 million for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, the Company had a working capital deficit of approximately $99.0 million, inclusive of $1.0 million in cash and cash equivalents.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, are not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial obligations and continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $88.9 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, or seeking additional debt, including borrowing under the Centre Lane Senior Secured Credit Facility, or raising equity capital. The ability to access the capital markets depends, in part, upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, and reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed.

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

As of June 30, 2026, in addition to the acquisition financing provided to the Company effective June 1, 2020, Centre Lane Partners had loaned the Company an additional $39.9 million through Amendments One through Eight (the “Second Out Loans”), Amendments Nine through Sixteen and Nineteen (the “First Out Loans”), and Amendments Seventeen and Twenty-One (the “Third Out Loans”) to provide liquidity to fund operations.

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
•
Following payments made on March 31, 2026, all loan terms, including cash interest rates, were reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and were due on June 30, 2026.

On May 21, 2026, the Company entered into the Twenty-Sixth Amendment to the Credit Agreement with Centre Lane Partners. The amendment modified certain provisions applicable to the Twenty-First Amendment Term Loans, including prepayment provisions, and provided for the waiver of certain potential events of default related to the timing of required prepayments following settlement of the Ladenburg litigation and release of the related bond collateral. In connection with the amendment, approximately $994,000 of restricted cash collateral securing the Ladenburg litigation bond was applied to reduce the outstanding principal balance of the Twenty-First Amendment Term Loan. The remaining restricted cash collateral was released and returned to Centre Lane Partners as of June 30, 2026.

On June 10, 2026, in connection with the sale of the Mom.com domain name and related assets (as described further in Note 20, Sale of Mom.com Domain Name, to the consolidated financial statements), the Company obtained a consent of Centre Lane Partners under the Credit Agreement to the sale. Pursuant to the consent, the Company agreed to apply approximately $613,000 of the proceeds from the sale to prepay a portion of the First Out Term Loans outstanding under the Centre Lane Senior Secured Credit Facility. The prepayment was applied in full satisfaction of the amortization payment due on the First Out Term Loans on June 30, 2026. Further, the consent provided that all other amounts due under the Centre Lane Senior Secured Credit Facility on June 30, 2026, including the amortization payment due on the Second Out Loans, would be paid-in-kind instead of paid in cash.

Effective June 30, 2026, the Company, the Lenders, and Centre Lane Partners entered into the Twenty-Seventh Amendment to the Credit Agreement, which applied the following adjustments to loans with outstanding payments due on June 30, 2026, including the following modifications:

•
Converting the Second Out Loans cash interest due on June 30, 2026, to interest PIK; and
•
Deferring the Second Out Loans amortization payment due on June 30, 2026, to the maturity date of the Second Out Loans, which is December 20, 2026.
•
Following payments made as of June 30, 2026, all loan terms, including cash interest rates, were reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and are due on September 30, 2026.

As of June 30, 2026, we owed Centre Lane $88.8 million under the Centre Lane Senior Secured Credit Facility. Of this amount, $1.4 million is due on September 30, 2026, and the remaining principal balance of $87.4 million is due on December 20, 2026. Pursuant to the terms of the amended credit facility, the total contractual amount payable at maturity, including interest PIK, is approximately $94.9 million, consistent with the amount disclosed in the Company’s Current Report on Form 8-K filed on July 7, 2026.

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
	2026	2025
(in thousands)
Net cash provided by (used in) operating activities	$(483)	$1,234
Net cash provided by (used in) investing activities	1,013	(49)
Net cash used in financing activities	(2,733)	(2,051)
Net decrease in cash and cash equivalents, net of impact of exchange rates	$(2,203)	$(868)

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the six months ended June 30, 2026, cash used in operating activities was $483,000. The primary factors affecting our operating cash flows during the period were our net loss of $4.5 million, adjusted for non-cash charges of $895,000 for amortization of intangible assets, $946,000 of amortization of debt discount, $5.3 million in interest paid-in-kind on the Centre Lane Senior Secured Credit Facility, $1.1 million of a gain on the sale of intangible assets, and a $2.2 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $4.6 million decrease in accounts payable and accrued expenses and a $2.0 million decrease in other liabilities, partially offset by a $2.1 million increase in deferred revenue and a $2.1 million decrease in accounts receivable.

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

Investing Activities

For the six months ended June 30, 2026, cash provided by investing activities was $1.0 million, which was primarily attributable to the proceeds from the sale of the Mom.com domain name. See Note 20, Sale of Mom.com Domain Name, to the consolidated financial statements.

For the six months ended June 30, 2025, cash used in investing activities was $49,000, attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2026, cash used in financing activities was $2.7 million, which was primarily attributable to repayments of principal on the Centre Lane Senior Secured Credit Facility.

For the six months ended June 30, 2025, cash used in financing activities was $2.1 million, which was primarily attributable to repayments of principal on the Centre Lane Senior Secured Credit Facility.

Contractual Obligations and Commitments

There were no other material changes in our contractual obligations and commitments from those disclosed above in Note 10, Centre Lane Senior Secured Credit Facility, and Note 11, Leases, to the consolidated financial statements, and in the Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2026, and December 31, 2025, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The purpose of disclosure controls is to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

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

Based on the Company's continued improvements in its accounting processes described above, the Company's Chief Executive Officer and Chief Financial Officer evaluated our internal controls and concluded that as of June 30, 2026 , they were effective, and that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition and results of operations as of and for the quarter ended June 30, 2026.

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract in the United States District Court for the Southern District of Florida (the “District Court”), Case No. 9:23-cv-81019-AMC. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company and that the Company entered into a transaction during the term of the Agreement on which Ladenburg was due a fee. On March 26, 2026, the Company and Ladenburg entered into a binding settlement agreement and mutual release, pursuant to which the Company agreed to pay a total settlement amount of $950,000. The settlement amount was funded from the restricted cash collateral securing the appeal bond. Following settlement, approximately $994,000 of the remaining restricted cash collateral was applied to reduce the outstanding principal balance of the Twenty-First Amendment Term Loans with Centre Lane Partners, and the remaining restricted cash collateral was released and returned to Centre Lane Partners pursuant to the Twenty-Sixth Amendment to the Credit Agreement. See Note 10, Centre Lane Senior Secured Credit Facility, to the consolidated financial statements. The Company recorded the effects of the settlement in its consolidated financial statements for the six months ended June 30, 2026, including a reduction of litigation-related accruals and the recognition of a net gain of approximately $1.1 million, which is reflected within legal fees in general and administrative expenses. As of June 30, 2026, the matter has been fully resolved, and the parties have released all claims related to the litigation.

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

Item 1A. Risk Factors.

For the period ended June 30, 2026, one customer represented 16.2% of our total accounts receivable balance, and another customer represented 10.4% of that balance. Inability to collect these amounts could have a material adverse impact on our operations.

Beyond this, there have been no other material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Twenty-Seventh Amendment to Amended and Restated Senior Secured Credit Agreement by and among the Company, its subsidiaries, Centre Lane Partners Master Credit Fund II, L.P. (“Centre Lane Partners”), and the lenders thereto, and as consideration therefor, the Company agreed to issue 2,980,903 shares of the common stock of the Company, par value $0.01 per share, to Centre Lane Partners. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

10.1	Twenty-Sixth Amendment to Amended and Restated Senior Secured Credit Agreement, dated May 21, 2026				X

10.2	CLP Consent, dated June 10, 2026	8-K	June 16, 2026	10.1

10.3	Twenty-Seventh Amendment to Amended and Restated Senior Secured Credit Agreement, dated June 30, 2026				X

10.4	Annex A to the Credit Agreement, dated June 30, 2026				X

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				X

32.1*	Certification of the Principal Executive Officer pursuant to Section 1350				X

32.2*	Certification of the Principal Financial Officer pursuant to Section 1350				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X

104.	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

BRIGHT MOUNTAIN MEDIA, INC.

August 6, 2026	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Interim Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	By:	/s/ Ari Olgun
Ari Olgun,
Chief Financial Officer
(Principal Financial and Accounting Officer)