Form 10-Q
period 2026-09-30
Bright Mountain Media, Inc.
filed 2026-11-12
CIK 1568385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended September 30, 2026

or

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

As of November 5, 2026, there were 186,936,398 shares of the registrant's common stock outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Bright Mountain,” the “Company,” “we,” “us," “our” and similar terms refer to Bright Mountain Media, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2026” refers to the three months ended September 30, 2026, “third quarter of 2025” refers to the three months ended September 30, 2025, and “2025” refers to the year ended December 31, 2025. The information on, or that can be accessed through, our website at www.brightmountainmedia.com is not incorporated by reference in, or considered part of, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIGHT MOUNTAIN MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share figures)

	September 30, 2026	December 31, 2025*
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,746	$1,371
Restricted cash	-	1,861
Accounts receivable, net allowance for credit losses of $354,000 and $318,000 at September 30, 2026 and December 31, 2025, respectively	13,071	16,287
Prepaid expenses and other current assets	767	1,170
Total current assets	15,584	20,689
Property and equipment, net	756	124
Intangible assets, net	10,118	11,542
Goodwill	6,183	6,999
Operating lease right-of-use assets, net	102	173
Other long-term assets	7	158
Total assets	$32,750	$39,685

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$19,200	$24,852
Other current liabilities	2,378	4,210
Interest payable - Centre Lane Senior Secured Credit Facility	242	59
Deferred revenue	4,469	2,834
Note payable - Centre Lane Senior Secured Credit Facility - related party (current)	90,554	84,276
Total current liabilities	116,843	116,231
Other long-term liabilities	-	12
Operating lease liabilities	-	77
Total liabilities	116,843	116,320

Stockholders' deficit:
Convertible preferred stock, par value $0.01, 20,000,000 shares authorized, no shares issued or outstanding at September 30, 2026 and December 31, 2025	-	-
Common stock, par value $0.01, 324,000,000 shares authorized, 189,121,973 and 183,218,504 shares issued, and 186,936,398 and 181,032,929 shares outstanding at September 30, 2026 and December 31, 2025, respectively	1,891	1,832
Treasury stock at cost, 2,185,575 shares at September 30, 2026 and December 31, 2025	(220)	(220)
Additional paid-in capital	101,984	101,988
Accumulated deficit	(187,825)	(180,312)
Accumulated other comprehensive income	77	77
Total stockholders' deficit	(84,093)	(76,635)
Total liabilities and stockholders' deficit	$32,750	$39,685

* Derived from audited consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share figures)

	Three Months Ended		Nine Months Ended

	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenue	$11,615	$13,940	$39,210	$43,538
Cost of revenue	8,204	9,686	29,072	31,975
Gross margin	3,411	4,254	10,138	11,563
General and administrative expenses	2,570	4,099	8,739	12,644
Loss (gain) on sale of assets	620	-	(474)	-
Income (loss) from operations	221	155	1,873	(1,081)

Financing and other expense:
Other income	42	52	228	143
Interest expense - Centre Lane Senior Secured Credit Facility - related party	(3,270)	(3,034)	(9,600)	(9,189)
Other interest expense	(5)	(6)	(14)	(18)
Total financing and other expense, net	(3,233)	(2,988)	(9,386)	(9,064)

Net loss before income tax	(3,012)	(2,833)	(7,513)	(10,145)
Income tax provision	-	-	-	-
Net loss	$(3,012)	$(2,833)	$(7,513)	$(10,145)

Foreign currency translation	-	(43)	-	(200)
Comprehensive loss	$(3,012)	$(2,876)	$(7,513)	$(10,345)

Net loss per common share:
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.06)
Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted-average shares outstanding:
Basic	186,936,398	175,864,104	183,996,565	175,943,376
Diluted	186,936,398	175,864,104	183,996,565	175,943,376

See accompanying notes to unaudited condensed consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share figures)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2024*	177,464,827	$1,775	(1,350,175)	$(220)	$101,798	$(166,857)	$277	$(63,227)

Net loss	-	-	-	-	-	(3,231)	-	(3,231)
Common stock issued for options exercised	50,400	1	-	-	1	-	-	2
Treasury stock	-	-	(200,000)	-	-	-	-	-
Stock-based compensation	-	-	-	-	37	-	-	37
Adjustment from foreign currency translation, net	-	-	-	-	-	-	42	42

Balance at March 31, 2025	177,515,227	$1,776	(1,550,175)	$(220)	$101,836	$(170,088)	$319	$(66,377)

Net loss	-	-	-	-	-	(4,081)	-	(4,081)
Stock-based compensation	-	-	-	-	34	-	-	34
Adjustment from foreign currency translation, net	-	-	-	-	-	-	(199)	(199)

Balance at June 30, 2025	177,515,227	$1,776	(1,550,175)	$(220)	$101,870	$(174,169)	$120	$(70,623)

Net loss						(2,833)		(2,833)
Common stock issued to Centre Lane Partners	2,832,485	27			78			105
Treasury stock			(357,200)					-
Stock-based compensation					27			27
Adjustment from foreign currency translation, net							(43)	(43)

Balance at September 30, 2025	180,347,712	$1,803	(1,907,375)	$(220)	$101,975	$(177,002)	$77	$(73,367)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at December 31, 2025*	183,218,504	$1,832	(2,185,575)	$(220)	$101,988	$(180,312)	$77	$(76,635)

Net loss	-	-	-	-	-	(1,300)	-	(1,300)
Common stock issued to Centre Lane Partners	2,922,566	29	-	-	(15)	-	-	14
Stock-based compensation	-	-	-	-	21	-	-	21

Balance at March 31, 2026	186,141,070	$1,861	(2,185,575)	$(220)	$101,994	$(181,612)	$77	$(77,900)

Net loss	-	-	-	-	-	(3,201)	-	(3,201)
Common stock issued to Centre Lane Partners	2,980,903	30	-	-	(7)	-	-	23
Stock-based compensation	-	-	-	-	(3)	-	-	(3)

Balance at June 30, 2026	189,121,973	$1,891	(2,185,575)	$(220)	$101,984	$(184,813)	$77	$(81,081)

Net loss	-	-	-	-	-	(3,012)	-	(3,012)

Balance at September 30, 2026	189,121,973	$1,891	(2,185,575)	$(220)	$101,984	$(187,825)	$77	$(84,093)

*Derived from audited consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements

BRIGHT MOUNTAIN MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended

	September 30, 2026	September 30, 2025

Cash flows from operating activities:
Net loss	$(7,513)	$(10,145)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	52	39
Interest paid-in-kind on Centre Lane Senior Secured Credit Facility - related party	7,885	7,000
Amortization of operating lease right-of-use assets	66	57
Amortization of debt discount (included in interest expense)	1,387	1,678
Amortization of intangible assets	1,339	1,416
Gain on sale of assets	(474)	-
Stock-based compensation	18	98
Common stock issued to Centre Lane Partners for debt modification	37	105
Provision for credit losses	69	103
Changes in operating assets and liabilities:
Accounts receivable	3,147	706
Prepaid expenses and other assets	560	69
Operating lease liabilities	(71)	(69)
Accounts payable and accrued expenses	(5,652)	(1,649)
Other liabilities	(1,830)	(1,453)
Interest payable - Centre Lane Senior Secured Credit Facility - related party	183	(21)
Deferred revenue	1,635	2,413
Net cash provided by operating activities	838	347

Cash flows from investing activities:
Purchase of property and equipment	(684)	(30)
Proceeds from sale of assets	1,375	-
Net cash provided by (used in) investing activities	691	(30)

Cash flows from financing activities:
Proceeds from stock option exercises	-	1
Principal payments on finance lease obligations	(20)	(16)
Repayment of principal on Centre Lane Senior Secured Credit Facility - related party	(2,995)	(2,292)
Net cash used in financing activities	(3,015)	(2,307)
Effect of foreign exchange rates on cash	-	(3)
Net decrease in cash, cash equivalents, and restricted cash	(1,486)	(1,993)
Cash, cash equivalents, and restricted cash at the beginning of the period	3,232	4,407
Cash, cash equivalents, and restricted cash at the end of the period	$1,746	$2,414

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$1,746	$553
Restricted cash	-	1,861
Total cash, cash equivalents, and restricted cash	$1,746	$2,414

Supplemental disclosure of cash flow information:
Cash paid for interest	144	532
Interest paid-in-kind on Centre Lane Senior Secured Credit Facility - related party	7,885	7,000

Supplemental disclosure of non-cash investing and financing activities:
Agency and exit fees to Centre Lane Partners for debt financing	-	8
Annual administration fee to Centre Lane Partners for debt financing	35	35
Common stock issued to Centre Lane Partners for debt modification	37	105

See accompanying notes to unaudited condensed consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Digital Publishing

Historically, the Company's digital publishing division focused on developing content that attracts an audience and monetizing those audiences through advertising. The Company's digital publishing activities included websites focused on parenting, families, women's lifestyle, and related consumer interests, with audiences monetized through direct and programmatic advertising sales. On June 10, 2026, the Company completed the sale of the Mom.com domain name and related social media accounts. In addition, on September 1, 2026, the Company completed the sale of substantially all remaining operating assets associated with its Wild Sky Media business, which operated under the CafeMom, LittleThings, MamasLatinas, Purple Clover, and Revelist brands. See Note 20, Sale of Mom.com Domain Name, and Note 21, Disposition of Wild Sky Media Business, to the condensed consolidated financial statements. Following these transactions, the Company has substantially exited its digital publishing operations and is focused primarily on its consumer insights, advertising technology, and creative and media services businesses.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, such unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for periods presented are not necessarily indicative of the results to be expected for the full year or any future periods. The consolidated balance sheet information as of December 31, 2025, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim condensed consolidated financial statements should be read in conjunction with that report.

Going Concern and Liquidity

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $187.8 million as of September 30, 2026. Cash flows provided by operating activities were approximately $838,000 and $347,000 for the nine months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, the Company had a working capital deficit of approximately $101.3 million, inclusive of $1.7 million in cash and cash equivalents.

The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, extending the maturity date of its debt under the Centre Lane Senior Secured Credit Facility, seeking additional debt, or raising equity capital. The ability to access the capital markets depends, in part, upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, and reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed. The Company is currently in active discussions with Centre Lane Partners to restructure the Company's debt, however no assurance can be provided that these discussions will lead to a transaction.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, is not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial obligations and continue as a going concern.

The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents. The Company maintains its cash with various commercial banks in the United States, and other foreign countries in which the Company operates.

As of September 30, 2026, and December 31, 2025, the Company exceeded the federally insured limit of $250,000 for interest and non-interest-bearing accounts. The Company held a cash balance with a single financial institution in excess of the Federal Deposit Insurance Corporation ("FDIC") insured limit in the amount of $1.3 million as of September 30, 2026, and $994,000 as of December 31, 2025.

As of September 30, 2026, and December 31, 2025, the Company did not exceed the insurance limit of approximately $30,000 for its international bank accounts.

Any loss incurred or a lack of access to such funds could have a significant adverse effect on the Company's financial condition, results of operations, and cash flows.

At September 30, 2026, and December 31, 2025, the Company had approximately $1.7 million and $1.4 million, respectively, in cash and cash equivalents.

Restricted Cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash as a separate line item in the consolidated balance sheets. At December 31, 2025, the Company had approximately $1.9 million in restricted cash, which was designated specifically for settlement of a legal judgment. During the nine months ended September 30, 2026, a portion of the restricted cash was used to fund the settlement of the related litigation, and the remaining restricted cash balance was released and returned to Centre Lane Partners following satisfaction of the related obligations. As a result, the Company did not hold any restricted cash at September 30, 2026. See Note 10, Centre Lane Senior Secured Credit Facility and Note 15, Commitments and Contingencies, to the condensed consolidated financial statements.

Off-balance Sheet Arrangements

There are no off-balance sheet arrangements as of September 30, 2026 and December 31, 2025.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our condensed consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results.

Significant estimates included in the accompanying condensed consolidated financial statements include, valuation of goodwill and intangible assets, allowance for current expected credit losses, percentage of completion for revenue recognition, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, discount rates used in the valuation of right-of-use assets and lease liabilities, litigation reserves, the valuation of equity-based transactions, valuation of the Centre Lane Senior Secured Credit Facility carrying value regarding debt modification, and the valuation allowance on deferred tax assets. While these estimates are based on our best knowledge of current events and actions that may affect us in the future, actual results may differ materially from these estimates.

Foreign Currency

We translate the condensed consolidated financial statements of our foreign subsidiaries, which have a functional currency in the respective country’s local currency, to U.S. dollars using month-end exchange rates for assets and liabilities and actual exchange rates for revenue, cost and expenses on the date of the transaction. Translation gains and losses as a result of consolidation are included in accumulated other comprehensive income. Transaction gains and losses are included within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following tables provide information about concentrations that exceed 10% of revenue and accounts receivable for the period:

	Three Months Ended		Nine Months Ended

	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue Concentration
Customers exceeding 10% of revenue	2	2	2	1
Percentage of revenue:
Customer 1	19.2%	*	17.2%	*
Customer 2	17.0%	11.7%	16.3%	14.4%
Customer 3	*	10.3%	*	*
Total percentage of revenue	36.2%	22.0%	33.5%	14.4%

* Represents a customer revenue balance less than the 10% threshold.

	September 30, 2026	December 31, 2025
Accounts Receivable Concentration
Customers exceeding 10% of accounts receivable	2	2
Percentage of accounts receivable:
Customer 1	18.7%	21.5%
Customer 2	10.8%	*
Customer 3	*	12.1%
Total percentage of accounts receivable	29.5%	33.6%

* Represents a customer accounts receivable balance less than the 10% threshold.

Subsequent Events

The Company evaluated subsequent events through November 12, 2026, the date the condensed consolidated financial statements were issued.

On September 9, the Company made a prepayment in the amount of $275,000 toward the principal of the First Out Loans using the proceeds of the sale of the Wild Sky Media assets. On September 30, 2026, Centre Lane Partners provided an extension of time for all remaining loan payments in the aggregate amount of approximately $1.2 million, which remained due that day (the "Outstanding Q3 Payment") while the parties evaluated a proposed amendment to the Credit Agreement. After discussion between the parties, Centre Lane Partners agreed to the following changes to the Outstanding Q3 Payment if the Company made an additional payment of $230,000 toward the principal of the First Out Loans no later than November 6, 2026:

•
Converting the cash interest due on September 30, 2026, on the First Out Loans and Second Out Loans to interest PIK;
•
Deferring the Second Out Loans amortization payment of approximately $862,000 due on September 30, 2026, to the maturity date of the Second Out Loans, which is December 20, 2026; and
•
Deferring the remainder of the First Out Loans amortization payment of approximately $70,000 due on September 30, 2026 to the maturity date of the Second Out Loans, which is December 20, 2026.

The Company paid approximately $230,000 toward the principal of the First Out Loans on November 5, 2026 in accordance with the understanding it reached with Centre Lane Partners in order to resolve the Outstanding Q3 Payment.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Effective Accounting Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides a practical expedient when applying the current expected credit loss model to certain receivables and contract assets. The Company elected to apply the practical expedient upon adoption of the standard on January 1, 2026. Under this policy election, the Company estimates expected credit losses for accounts receivable using a pooled loss-rate methodology based on historical loss experience, adjusted for current conditions and reasonable supportable forecasts. The guidance was applied prospectively and did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance was subsequently amended in January 2025 by ASU No. 2025-01. The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning after December 15, 2026 (i.e., fiscal years beginning January 1, 2027, for calendar-year filers), and for interim periods thereafter. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following:

	September 30, 2026	December 31, 2025
(in thousands)
Accounts receivable	$8,231	$12,755
Unbilled receivables (1)	5,194	3,850
	13,425	16,605
Less: allowance for current expected credit losses	(354)	(318)
Accounts receivable, net	$13,071	$16,287

(1) - Unbilled receivables represent amounts for services rendered at the end of the period pending generation of invoice to the customer.

Expected credit losses were approximately $9,000 and $24,000 for the three months ended September 30, 2026, and 2025, respectively, and $69,000 and $103,000 for the nine months ended September 30, 2026, and 2025, respectively. These amounts are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consisted of the following:

	September 30, 2026	December 31, 2025
(in thousands)
Prepaid insurance (1)	$100	$351
Prepaid software	120	137
Deposits	5	158
Subscriptions	262	195
Other current assets (2)	287	487
Total prepaid costs and other assets	774	1,328
Less: other long-term assets	(7)	(158)
Prepaid expenses and other current assets	$767	$1,170

(1) - Includes approximately $59,000 and $276,000, which is being paid over a period of time and is included in accounts payable at September 30, 2026, and December 31, 2025, respectively.

(2) - Includes approximately $238,000 and $280,000, which is being paid over a period of time and is included in accounts payable at September 30, 2026, and December 31, 2025, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	Useful Life	September 30, 2026	December 31, 2025
(in thousands)
Computer equipment	3	$118	$107
Computer software	3	959	286
		1,077	393
Less: accumulated depreciation		(321)	(269)
Property and equipment, net		$756	$124

Depreciation expense for the three months ended September 30, 2026, and 2025, was approximately $18,000 and $11,000, respectively, and $52,000 and $39,000 for the nine months ended September 30, 2026, and 2025, respectively. These amounts are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

NOTE 6 – INTANGIBLE ASSETS, NET

Website acquisitions, net, consisted of the following:

	September 30, 2026	December 31, 2025
(in thousands)
Website acquisition assets	$1,125	$1,221
Less: accumulated amortization	(1,125)	(1,147)
Website acquisition assets, net	$-	$74

Other intangible assets, net, consisted of the following:

		September 30, 2026			December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Trade name	2 - 10	$6,021	$(2,515)	$3,506	$8,381	$(4,415)	$3,966
IP/technology	10	4,409	(1,877)	2,532	5,821	(2,970)	2,851
Customer relationships	5 - 10	8,817	(4,737)	4,080	13,380	(8,729)	4,651
Non-compete agreements	3 - 5	402	(402)	-	402	(402)	-
Other intangible assets, net		$19,649	$(9,531)	$10,118	$27,984	$(16,516)	$11,468

During the year ended December 31, 2025, an impairment assessment was performed. There was no impairment loss for the year ended December 31, 2025.

	September 30, 2026	December 31, 2025
(in thousands)
Website	$-	$74
Other intangible assets	10,118	11,468
Intangible assets, net	$10,118	$11,542

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

During the nine months ended September 30, 2026, the Company completed the sale of the Mom.com domain name and related social media accounts. As a result, the Company derecognized an immaterial carrying amount of the related website acquisition and IP/technology intangible assets. See Note 20, Sale of Mom.com Domain Name, to the condensed consolidated financial statements.

During the three months ended September 30, 2026, the Company completed the sale of certain assets associated with its Wild Sky Media business. In connection with the transaction, the Company derecognized IP/technology, website acquisition, trade name, and customer relationship intangible assets with an aggregate net carrying value of approximately $80,000. The derecognized intangible assets were included in the determination of the loss on sale recognized upon disposition of the Wild Sky Media assets. See Note 21, Disposition of Wild Sky Media Business, to the condensed consolidated financial statements.

Amortization expense for the three months ended September 30, 2026, and 2025, was approximately $444,000 and $446,000, respectively, and $1.3 million and $1.4 million, for the nine months ended September 30, 2026, and 2025. These amounts are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2026, expected remaining amortization expense of intangible assets and website acquisition by fiscal year is as follows (in thousands):

Remainder of 2026	$441
2027	1,763
2028	1,763
2029	1,762
2030	1,429
Thereafter	2,960
Total expected amortization expense	$10,118

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

NOTE 7 – GOODWILL

The following table represents the allocation of goodwill as of September 30, 2026 and December 31, 2025:

	Owned & Operated	Ad Network	Insights	Total
(in thousands)
December 31, 2025	$2,172	$3,920	$907	$6,999
Additions	-	-	-	-
Less: dispositions	(816)	-	-	(816)
September 30, 2026	$1,356	$3,920	$907	$6,183

We allocate goodwill to reporting units based on the expected benefit and synergies with our current reporting units. The Company categorizes goodwill into three reporting units: "Owned & Operated", "Ad Network", and "Insights".

During the three months ended September 30, 2026, the Company completed the sale of certain assets associated with its Wild Sky Media business. As a result, goodwill allocated to the Owned & Operated reporting unit with a carrying value of approximately $816,000 was derecognized. See Note 21, Disposition of Wild Sky Media Business, to the condensed consolidated financial statements.

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

Following the disposition of substantially all remaining Wild Sky Media assets, the Company evaluated the goodwill remaining within the Owned & Operated reporting unit and considered the impact of the transaction on the fair value of the remaining reporting units. Based on that assessment, management concluded that no impairment of the remaining goodwill balance existed as of September 30, 2026. Accordingly, no impairment charges were recognized during the nine months ended September 30, 2026. Additionally, the Company's annual goodwill impairment test as of October 1, 2026 is in progress.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
(in thousands)
Accounts payable (1)	$14,044	$18,220
Accrued wages, commissions, and bonus	828	812
Publisher cost	1,739	1,536
Professional fees	376	704
Subcontractor	680	3,369
Other	1,533	211
Total accounts payable and accrued expenses	$19,200	$24,852

(1) - Accounts payable includes $5.4 million and $5.4 million at September 30, 2026, and December 31, 2025, respectively, for Slutzky & Winshman Ltd. and Mediahouse Inc., whose operations were terminated during the year ended December 31, 2023.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
(in thousands)
Current portion of long-term operating and financing leases	$102	$116
Dividend payable (1)	691	691
Project advance expense (2)	1,502	1,048
Litigation reserves	65	2,363
Other current liabilities	18	4
Total other liabilities	2,378	4,222
Less: other long-term liabilities	-	(12)
Other current liabilities	$2,378	$4,210

(1) - See Note 18, Related Parties, to the condensed consolidated financial statements.

(2) - Represents amounts advanced by customers to cover third-party expenses specifically related to their project. These expenses are offset against the advance and are not part of the Company's statement of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Additional Draws

As of September 30, 2026, Centre Lane Partners had loaned the Company an additional $39.9 million through Amendments One through Eight (the “Second Out Loans”), Amendments Nine through Sixteen and Nineteen (the “First Out Loans”), and Amendments Seventeen and Twenty-One (the “Third Out Loans”) to provide liquidity to fund operations. The Nineteenth Amendment Term Loan had a maturity date of December 31, 2024, and the loan balance was repaid. The Centre Lane Senior Secured Credit Facility has been determined to qualify as a related party transaction as shares were issued to Centre Lane Partners as part of the transaction. A related party is a party that can exercise significant influence over the Company in making financial and/or operating decisions.

On December 26, 2024, the Company and its subsidiaries entered into the Twenty-First Amendment to the Credit Agreement with Centre Lane Partners for the purpose of securing a bond to stay execution of a judgment in the amount of approximately $1.7 million that was entered against the Company as a result of certain disclosed litigation (the “Ladenburg litigation”), as the Company intends to appeal the judgment. The Company borrowed an additional $1.9 million from the Lenders, which funds were used to secure the bond. Amounts drawn pursuant to the Twenty-First Amendment, including all accrued but unpaid principal and interest thereon, will mature and become payable in December 2026. Interest to be paid in cash accrues at a rate of 0% per annum, and interest to be paid in kind accrues at a rate of 15% per annum. For further information on this judgment, see Note 15, Commitments and Contingencies, to the condensed consolidated financial statements.

In connection with the Twenty-First Amendment, and as consideration therefore, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 2.5% of the fully diluted pro forma ownership of the Company, or 5,001,991 shares of the common stock, to an affiliate of the Lenders.

On May 21, 2026, the Company entered into the Twenty-Sixth Amendment to the Credit Agreement with Centre Lane Partners. The amendment modified certain provisions applicable to the Twenty-First Amendment Term Loans, including prepayment provisions, and provided for the waiver of certain potential events of default related to the timing of required prepayments following settlement of the Ladenburg litigation and release of the related bond collateral. In connection with the amendment, approximately $994,000 of restricted cash collateral securing the Ladenburg litigation bond was applied to reduce the outstanding principal balance of the Twenty-First Amendment Term Loan. The remaining restricted cash collateral was released and returned to Centre Lane Partners as of September 30, 2026.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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
•
Changing the Second Out Loans PIK rate to the Term Secured Overnight Financing Rate ("SOFR") plus 3% and the Second Out Loans cash interest rate to 2%. At September 30, 2026, the SOFR floor was 5.00% per annum, thus the overall PIK rate on these facilities was 8.00%;
•
Changing the First Out Loans cash interest rate to the Term SOFR plus 2%. The overall cash interest rate on these facilities was 7.00% at September 30, 2026;
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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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
•
Following payments made on March 31, 2026, all loan terms, including cash interest rates, reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and were due on June 30, 2026.

Also in connection with the Twenty-Fifth Amendment, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 1.5% of the fully-diluted pro forma ownership of the Company, or 2,922,566 shares of the common stock, to Centre Lane Partners.

On June 10, 2026, in connection with the sale of the Mom.com domain name and related assets (as described further in Note 20, Sale of Mom.com Domain Name, to the condensed consolidated financial statements), the Company obtained a consent of Centre Lane Partners under the Credit Agreement to the sale. Pursuant to the consent, the Company agreed to apply approximately $613,000 of the proceeds from the sale to prepay a portion of the First Out Term Loans outstanding under the Centre Lane Senior Secured Credit Facility. The prepayment was applied in full satisfaction of the amortization payment due on the First Out Term Loans on June 30, 2026. Subsequently, the Company entered into the Twenty-Seventh Amendment to the Credit Agreement, which converted the cash interest due on the Second Out Loans on June 30, 2026 to interest PIK, and the Second Out Loans amortization payment otherwise due on June 30, 2026 was deferred until the Second Out Loans maturity date of December 20, 2026.

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
•
Following payments made as of June 30, 2026, all loan terms, including cash interest rates, reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and were due on September 30, 2026.

Also in connection with the Twenty-Seventh Amendment, the Company agreed to issue a number of shares of the common stock of the Company, par value $0.01 per share, equal to 1.5% of the fully-diluted pro forma ownership of the Company, or 2,980,903 shares of the common stock, to Centre Lane Partners. As of September 30, 2026, BV Agency, LLC, an affiliate of the lenders, and Centre Lane Partners owned approximately 14.1% and 14.3% of the Company’s outstanding common stock, respectively.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

For the three and nine months ended September 30, 2026, the Company paid approximately $275,000 and $3.0 million toward the principal loan balance, respectively. For the three and nine months ended September 30, 2025, the Company paid approximately $250,000 and $2.3 million toward the principal loan balance, respectively.

During the three and nine months ended September 30, 2026, the Company paid approximately $0 and $144,000 toward outstanding interest payable, respectively. During the three and nine months ended September 30, 2025, the Company paid approximately $0 and $532,000 toward the outstanding interest payable, respectively.

On September 9, the Company made a prepayment in the amount of $275,000 toward the principal of the First Out Loans using the proceeds of the sale of the Wild Sky Media assets. On September 30, 2026, Centre Lane Partners provided an extension of time for all remaining loan payments in the aggregate amount of approximately $1.2 million, which remained due that day (the "Outstanding Q3 Payment") while the parties evaluated a proposed amendment to the Credit Agreement. After discussion between the parties, Centre Lane Partners agreed to the following changes to the Outstanding Q3 Payment if the Company made an additional payment of $230,000 toward the principal of the First Out Loans no later than November 6, 2026:

•
Converting the cash interest due on September 30, 2026, on the First Out Loans and Second Out Loans to interest PIK;
•
Deferring the Second Out Loans amortization payment of approximately $862,000 due on September 30, 2026, to the maturity date of the Second Out Loans, which is December 20, 2026; and
•
Deferring the remainder of the First Out Loans amortization payment of approximately $70,000 due on September 30, 2026 to the maturity date of the Second Out Loans, which is December 20, 2026.

The Company paid approximately $230,000 toward the principal of the First Out Loans on November 5, 2026 in accordance with the understanding it reached with Centre Lane Partners in order to resolve the Outstanding Q3 Payment.

As of September 30, 2026, we owed Centre Lane $91.1 million under the Centre Lane Senior Secured Credit Facility. The principal balance is due on December 20, 2026.

The below table summarizes the loan balances at September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
(in thousands)
Note payable - Centre Lane Senior Secured Credit Facility - related party (current)	$90,554	$84,276
Net principal	90,554	84,276
Add: debt discount	511	1,864
Outstanding principal	$91,065	$86,140

The below table summarizes the movement in the outstanding principal at September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
(in thousands)
Opening balance	$86,140	$78,822
Add:
Exit and other fees	35	44
Interest capitalized	7,885	9,566
	94,060	88,432
Less:
Payments	(2,995)	(2,292)
Outstanding principal	$91,065	$86,140

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Fees

Under the terms of the Centre Lane Senior Secured Credit Facility, the Company is required to pay Centre Lane Partners a non-refundable annual administration fee equal to $35,000 for agency services. The Centre Lane Senior Secured Credit Facility provides that this fee shall be, in all respects, fully earned, due and paid in kind by the Company on the effective date of the Centre Lane Senior Secured Credit Facility, and on each anniversary of the effective date during the term of the agreement by adding and capitalizing the full amount of such fee to the outstanding principal balance of the loans. The accumulated administrative fee since inception of the facility is $245,000 and is included in outstanding principal. The administrative fee charged during the nine months ended September 30, 2026, and 2025, was $35,000 and $35,000, respectively.

Amendments

Commencing April 2021, the Company and certain subsidiaries entered into various amendments to the Amended and Restated Senior Secured Credit Facility. The Credit Agreement was amended a number of times to provide for additional loans used for working capital and acquisitions. In addition, as part of the transaction, there are exit fees (the "Exit Fees"), which are added and capitalized to the principal amount of the original loan. As of September 30, 2026, there were 27 amendments to the Credit Agreement.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The below table summarizes the amendments that were executed by the Company from the inception of the facility to September 30, 2026 (in thousands, except for share data):

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

Our debt financing arrangements, including long-term debt, expose us to counterparty credit risk as they are solely with a single related party lender. No other financial institutions are involved in our debt obligations. As of September 30, 2026, and December 31, 2025, the carrying value of the Centre Lane Senior Secured Credit Facility was approximately $90.6 million and $84.3 million, respectively, net of unamortized debt discount of $511,000 and $1.9 million, respectively. The discount is being amortized over the remaining life of the Centre Lane Senior Secured Credit facility using the effective interest method.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

During the three and nine months ended September 30, 2026, the Company recorded amortization of debt discount of $441,000 and $1.4 million on the Centre Lane Senior Secured Credit Facility, respectively. Amortization of debt discount for the three and nine months ended September 30, 2025, was $489,000 and $1.7 million, respectively.

Interest expense for the three and nine months ended September 30, 2026, and 2025, consisted of the following:

	Three Months Ended		Nine Months Ended

	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(in thousands)
Interest expense	$2,829	$2,545	$8,213	$7,511
Amortization	441	489	1,387	1,678
Total interest expense	$3,270	$3,034	$9,600	$9,189

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

At September 30, 2026, and December 31, 2025, the operating lease right-of-use asset was approximately $102,000 and $173,000, respectively, and is included under assets on the condensed consolidated balance sheets.

At September 30, 2026, and December 31, 2025, the operating lease right-of-use liability was approximately $90,000 and $160,000, respectively, including the current portion of $90,000, and $95,000, respectively, and is included under liabilities on the condensed consolidated balance sheets.

Over the lease term, the Company is required to amortize the operating lease asset and record interest expense on the lease liability created at lease commencement. Operating lease expense was approximately $51,000 and $47,000 for the three months ended September 30, 2026, and 2025, respectively. Operating lease expense was approximately $151,000 and $139,000 for the nine months ended September 30, 2026, and 2025, respectively.

The Company’s non-lease components are primarily related to property maintenance and other operating services, which vary based on future outcomes and are recognized in rent expense when incurred and not included in the measurement of the lease liability.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

At September 30, 2026, and December 31, 2025, the operating lease subleases right-of-use liability was approximately $12,000 and $12,000, respectively, and is included as an offset to right-of-use assets within other liabilities on the condensed consolidated balance sheet.

Operating lease sublease income was approximately $35,000 and $34,000 for the three months ended September 30, 2026, and 2025, respectively. Operating lease sublease income was approximately $105,000 and $102,000 for the nine months ended September 30, 2026, and 2025, respectively.

Finance Lease

On October 1, 2023, the Company entered into a lease agreement for computer equipment with a lease term of three years.

At September 30, 2026, and December 31, 2025, the finance lease asset was $0 and $20,000, respectively, and is included under assets on the condensed consolidated balance sheets.

At September 30, 2026, and December 31, 2025, the finance lease liability was $0 and $20,000, respectively, including the current portion of $0 and $20,000, respectively, and is included under liabilities on the condensed consolidated balance sheets.

Finance lease expense for the three months ended September 30, 2026, was $7,200 inclusive of interest of $200 and amortization of $7,000. Finance lease expense for the nine months ended September 30, 2026, was $21,700, inclusive of interest of $1,800 and amortization of $19,900. Finance lease expense for the three months ended September 30, 2025, was $7,300, inclusive of interest of $1,600 and amortization of $5,700. Finance lease expense for the nine months ended September 30, 2025, was $21,600, inclusive of interest of $5,500 and amortization of $16,100. These amounts are included in general and administrative expense in the statements of operations and comprehensive loss.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

As of September 30, 2026, and December 31, 2025, the right-of-use asset and lease liability for the operating and finance lease are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
(in thousands)
Assets:
Total operating lease right-of-use asset	$102	$173
Total finance lease asset (1)	$-	$20

Liabilities:
Operating lease liability, current	$90	$95
Operating sublease liability, net of current portion	12	12
Operating lease liability, net of current portion	-	65
Total operating lease liability	$102	$172

Finance lease liability, current	$-	$20
Finance lease liability, net of current portion	-	-
Total finance lease liability	$-	$20

Weighted-average remaining lease term (in years):
Operating lease	1.00	1.75
Finance lease	-	0.75

Weighted-average discount rate:
Operating lease	14.39%	14.39%
Finance lease	21.12%	21.12%

(1) - Finance lease represents computer software, see Note 5, Property and Equipment, Net, to the condensed consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

NOTE 12 – REVENUE RECOGNITION

The following table represents our revenue disaggregated by type:

	Three Months Ended		Nine Months Ended

	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(in thousands)
Digital publishing	$125	$280	$703	$1,222
Advertising technology	4,535	5,073	17,605	14,419
Consumer insights	4,945	6,362	14,939	20,733
Creative and media services	2,010	2,225	5,963	7,164
Total revenue	$11,615	$13,940	$39,210	$43,538

Geographic Information

Revenue by geography is based on the country of the Company’s contracting entity. Total United States revenue was approximately 100% of total revenue for the three and nine months ended September 30, 2026, and 2025, respectively.

As of September 30, 2026, and December 31, 2025, approximately 100% of our long-lived assets, including websites and other intangible assets used in revenue generation, were attributable to operations in the United States.

Deferred Revenue

The movement in deferred revenue during the nine months ended September 30, 2026, and the year ended December 31, 2025, comprised the following:

	September 30, 2026	December 31, 2025
(in thousands)
Deferred revenue at the start of the period	$2,834	$2,883
Amounts invoiced during the period	23,240	37,510
Less: revenue recognized during the period	(21,605)	(37,559)
Deferred revenue at the end of the period	$4,469	$2,834

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

NOTE 13 – STOCK-BASED COMPENSATION

On April 14, 2022, the Board of Directors of the Company and the Compensation Committee of the Board of Directors adopted and approved the 2022 Bright Mountain Media Stock Option Plan (the “2022 Stock Option Plan”). The 2022 Stock Option Plan provides for the grant of awards to eligible employees, directors and consultants in the form of stock options. The purpose of the 2022 Stock Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of September 30, 2026, 11,364,517 shares were remaining under the 2022 Stock Option Plan for future issuance.

Options

As of September 30, 2026, options to purchase 11,135,483 shares of common stock were outstanding, in the aggregate, under the Company's 2013 Stock Option Plan, 2015 Stock Option Plan, 2019 Stock Option Plan, and the 2022 Stock Option Plan at a weighted-average exercise price of $0.07 per share. No further grants can be made under any of the Company's stock option plans other than the 2022 Stock Option Plan.

Compensation expense recorded in connection with the 2022 Stock Option Plan was $0 and $27,000, for the three months ended September 30, 2026, and 2025, respectively, and $18,000 and $98,000, for the nine months ended September 30, 2026, and 2025, respectively. These amounts have been recognized as a component of general and administrative expenses in the accompanying condensed consolidated financial statements.

The following table presents the activity of the Company’s outstanding common stock options for the nine months ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Common stock options:
Balance outstanding at December 31, 2025	10,353,233	$0.09	7.2	$-
Granted	1,850,000	$0.01	-	$2
Forfeited	(599,000)	$0.09	-	$-
Expired	(468,750)	$0.21	-	$-
Balance outstanding at September 30, 2026	11,135,483	$0.07	6.6	$2
Exercisable at September 30, 2026	7,864,083	$0.09	5.9	$-
Unvested at September 30, 2026	3,271,400	$0.04	8.4	$2

During the nine months ended September 30, 2026, 1,850,000 options were issued. During the nine months ended September 30, 2025, 400,000 options were issued.

As of September 30, 2026, there were total unrecognized compensation costs related to non-vested share-based compensation arrangements of $31,000 to be recognized through July 2027.

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following table provides the weighted-average assumptions used in determining the fair value of the stock option awards for the nine months ended September 30, 2026, and 2025:

	September 30, 2026	September 30, 2025

Expected life (years)	6.07 yrs	5.50 yrs
Expected volatility	413.98%	448.88%
Risk-free interest rate	3.99%	4.40%
Dividend yield	0.00%	0.00%
Expected forfeiture rate	0.00%	0.00%

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

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Assets Measured at Fair Value on a Non-Recurring Basis

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include goodwill and intangible assets, net.

The below table shows the quantitative information for assets measured at fair value on a non-recurring basis:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Input	Rate (Weighted-Average Cost of Capital)
(in thousands)
Goodwill	$6,183	Discounted cash flow	Discount rate	18.29%

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

During September 2026, the Company completed the disposition of substantially all remaining Wild Sky Media assets. In connection with the transaction, approximately $816,000 of goodwill was allocated to the disposed operations and derecognized as part of the sale. Management evaluated the goodwill remaining in the reporting unit following the disposal and concluded that no impairment existed as of September 30, 2026. The Company's annual goodwill impairment test as of October 1, 2026 is currently in progress.

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

The Company calculates the present value of the cash flows under the terms of each new amendment and determines if it was substantially different by at least 10% from the present value of the remaining cash flow of the original debt instrument. Amendments Twenty-Three, Twenty-Four, Twenty-Five, and Twenty-Seven were considered modifications. For further information on modifications and extinguishments, see the amendments table within Note 10, Centre Lane Senior Secured Credit Facility, to the condensed consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company and that the Company entered into a transaction during the term of the Agreement on which Ladenburg was due a fee. On March 26, 2026, the Company and Ladenburg entered into a binding settlement agreement and mutual release, pursuant to which the Company agreed to pay a total settlement amount of $950,000. The settlement amount was funded from the restricted cash collateral securing the appeal bond. Following settlement, approximately $994,000 of the remaining restricted cash collateral was applied to reduce the outstanding principal balance of the Twenty-First Amendment Term Loans with Centre Lane Partners, and the remaining restricted cash collateral was released and returned to Centre Lane Partners pursuant to the Twenty-Sixth Amendment to the Credit Agreement. See Note 10, Centre Lane Senior Secured Credit Facility, to the condensed consolidated financial statements. The Company recorded the effects of the settlement in its condensed consolidated financial statements for the nine months ended September 30, 2026, including a reduction of litigation-related accruals and the recognition of a net gain of approximately $1.1 million, which is reflected within legal fees in general and administrative expenses. As of September 30, 2026, the matter has been fully resolved, and the parties have released all claims related to the litigation.

Other Litigation

Other litigation is defined as smaller claims or litigation that are neither individually nor collectively material. It does not include lawsuits that relate to collections.

The Company is party to various other legal proceedings that arise in the ordinary course of business, separate from normal course accounts receivable collections matters. Due to the inherent difficulty of predicting the outcome of these other legal proceedings, the Company cannot predict the eventual outcome of these matters, and it is reasonably possible that some of them could be resolved unfavorably to the Company. As a result, it is possible that the Company’s results of operations or cash flows in a particular fiscal period could be materially affected by an unfavorable resolution of pending litigation or contingencies. The outcome is not determinable as of the issuance of these condensed consolidated financial statements.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

•
shares do not have voting rights, except as may be required under Florida law;
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

There were no shares of preferred stock issued or outstanding at September 30, 2026, and December 31, 2025.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

At September 30, 2026, and December 31, 2025, there was an accrued unpaid preference dividend of $691,000 and $691,000, respectively. This amount is payable to the Company's former Chairman of the Board, Mr. Kip Speyer, and is included under other current liabilities in the condensed consolidated balance sheets.

Common Stock

Shares of Common Stock under the 2022 Stock Option Plan

On April 14, 2022, the Board and the Compensation Committee of the Board adopted and approved the 2022 Stock Option Plan. The 2022 Stock Option Plan has a term of 10 years and authorizes the issuance of up to 22,500,000 shares of the Company’s common stock. As of September 30, 2026, 11,364,517 shares were remaining under the 2022 Stock Option Plan for future issuance.

Issue of Common Stock

During the three and nine months ended September 30, 2026, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026

	Shares	Value	Shares	Value
Common stock issued to Centre Lane Partners	-	$-	5,903,469	$37
Shares of common stock issued, net	-	$-	5,903,469	$37

During the three and nine months ended September 30, 2025, the Company issued shares of our common stock as follows (in thousands, except share data):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025

	Shares	Value	Shares	Value
Common stock issued for options exercised	-	$-	50,400	$2
Common stock issued to Centre Lane Partners	2,832,485	$105	2,832,485	$105
Shares of common stock issued, net	2,832,485	$105	2,882,885	$107

Treasury Stock

A total of 2,185,575 shares of the Company's common stock, with a value of approximately $220,000, are being held as Treasury Stock by the Company.

Warrants

At September 30, 2026, and December 31, 2025, we had 175,000 and 175,000 common stock warrants outstanding to purchase shares of our common stock, respectively, with an exercise price of $1.00 per share. Of the 175,000 common stock warrants outstanding at September 30, 2026, all 175,000 will expire in 2030.

No common stock warrants expired during the three and nine months ended September 30, 2026. Approximately 4,256,200 common stock warrants expired during the three and nine months ended September 30, 2025.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

A summary of the Company’s warrants outstanding as of September 30, 2026, and December 31, 2025, is presented below.

September 30, 2026

Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised, in thousands)
$1.00	175,000	$175
	175,000	$175

December 31, 2025

Exercise Price	Number Outstanding	Gross Cash Proceeds (if exercised, in thousands)
$1.00	175,000	$175
	175,000	$175

NOTE 17 – LOSS PER SHARE

As of September 30, 2026, and 2025, there were 189,121,973 and 180,347,712 shares of common stock issued, respectively, and 186,936,398 and 178,440,337 shares of common stock outstanding, respectively. Outstanding shares as of September 30, 2026, and 2025, have been adjusted to reflect 2,185,575 and 1,907,375 treasury shares, respectively.

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

The following tables reconcile actual basic and diluted earnings per share for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended		Nine Months Ended

	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(in thousands, except share and per share data)
Numerator:
Net loss	$(3,012)	$(2,833)	$(7,513)	$(10,145)
Denominator:
Weighted-average common shares outstanding:
Basic	186,936,398	175,864,104	183,996,565	175,943,376
Diluted	186,936,398	175,864,104	183,996,565	175,943,376
Net loss per common share
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.06)
Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The anti-dilutive securities excluded from the weighted-average shares used to calculate the diluted net loss per common share for the three and nine months ended September 30, 2026, and 2025, were as follows:

	September 30, 2026	September 30, 2025

Shares unvested and subject to exercise of stock options	11,135,483	10,216,983
Shares subject to exercise of warrants	175,000	175,000

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

SEC rules define a related party as including (i) any director or executive officer of the Company, or any immediate family member thereof, (ii) any director nominee, or any immediate family member thereof, and (iii) a 5% or greater shareholder of the Company, or any immediate family member thereof. As a result, BV Agency, LLC, and Centre Lane Partners together are considered to be related parties of the Company. Through September 30, 2026, the Company has entered into 27 amendments to the Credit Agreement between itself and Centre Lane Partners.

The total related party debt owed to Centre Lane Partners was $91.1 million and $86.1 million as of September 30, 2026, and December 31, 2025, respectively. See Note 10, Centre Lane Senior Secured Credit Facility, to the Company’s condensed consolidated financial statements for details on this facility.

Preferred Stock

At September 30, 2026, and December 31, 2025, there was an accrued unpaid preference dividend of $691,000 and $691,000, respectively. This amount is payable to the Company's former Chairman of the Board, Mr. Kip Speyer, and is included under other liabilities on the condensed consolidated balance sheets.

BRIGHT MOUNTAIN MEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

NOTE 19 – INCOME TAXES

The Company recorded a tax provision of $0 for the three and nine months ended September 30, 2026, and 2025, due in large part to its expected tax losses for the period and maintained a full valuation allowance against its net deferred tax assets.

At September 30, 2026, and December 31, 2025, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. No interest and penalties were recognized during the three and nine months ended September 30, 2026, and 2025.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA introduces changes to U.S. tax policy, trade regulations, and federal spending priorities, including provisions such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act. We do not anticipate the OBBBA to have a significant impact to our condensed consolidated financial statements.

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

In connection with the transaction, the Company obtained the consent of Centre Lane Partners, as administrative agent and collateral agent, and the lenders under the Centre Lane Senior Secured Credit Facility. Pursuant to the consent, the Company agreed to apply approximately $613,000 of the proceeds from the sale to prepay a portion of the First Out Term Loans outstanding under the Centre Lane Senior Secured Credit Facility. The prepayment was applied in full satisfaction of the amortization payment due on the First Out Term Loans on June 30, 2026. In addition, the cash interest due on the Second Out Loans on June 30, 2026 was converted to interest paid-in kind, and the amortization payment due on the Second Out Loans on June 30, 2026 was deferred until the Second Out Loans maturity date pursuant to the Twenty-Seventh Amendment.

The Company completed the sale of the Mom.com domain name and related social media accounts during the three months ended June 30, 2026. Upon closing, the Company derecognized an immaterial carrying amount of the related website acquisition and IP/technology intangible assets, and recognized a gain on sale of approximately $1.1 million, representing the excess of the proceeds received over the carrying value of those assets and transaction costs. The gain is included within loss (gain) on sale of assets in the accompanying condensed consolidated statements of operations.

NOTE 21 – DISPOSITION OF WILD SKY MEDIA BUSINESS

On August 31, 2026, the Company, through its wholly owned subsidiary, CL Media Holdings, LLC, entered into an Asset Purchase Agreement with TotallyHer Media, LLC, pursuant to which the Company sold certain assets associated with its Wild Sky Media business, which operates under the CafeMom, LittleThings, MamasLatinas, Purple Clover, and Revelist brands, (the "WSM assets") for aggregate consideration of $275,000. The Company secured the consent of Centre Lane Partners to the transaction before entering into it. Under the terms of the agreement, $125,000 was payable at closing, and the remaining $150,000 was payable no later than September 8, 2026.

The Company retained certain assets and liabilities not transferred in the transaction, including cash, accounts receivable, and its rights and obligations under a separate advertising services agreement with Taboola, Inc. Pursuant to that arrangement, the Company will continue to perform the remaining service obligations following the closing.

The Company completed the sale of the WSM assets on September 1, 2026 (the "WSM Sale"). Upon closing, the Company derecognized net assets with an aggregate carrying value of approximately $896,000, consisting primarily of goodwill, intellectual property, website acquisition, trade names, and customer relationship intangible assets. As a result, the Company recognized a loss on sale of approximately $620,000, representing the excess of the carrying value of the assets disposed over the consideration received. The loss is included within loss (gain) on sale of assets in the accompanying condensed consolidated statements of operations. See Note 6, Intangible Assets, Net and Note 7, Goodwill, to the condensed consolidated financial statements.

The Company evaluated the disposition under ASC 205-20, Presentation of Financial Statements - Discontinued Operations, and concluded that the disposition does not represent a strategic shift that has had, or will have, a major effect on the Company's operations and financial results. Accordingly, the results of the Wild Sky Media business continue to be represented within continuing operations for all periods presented.

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

Business Overview

Organization and Nature of Operations

Bright Mountain Media, Inc. (together with its wholly-owned subsidiaries, the “Company,” “Bright Mountain” or “we”) is an end-to-end marketing services company that helps brands with the right audiences, at the right time, with the right message, both effectively and efficiently by removing the middlemen in the marketing workflow. Our end-to-end offerings combine consumer insights with creative and media services, and advertising technology to deliver solutions to improve audience fidelity for brands. We focus on advertising technology, consumer insights, and creative and media services.

Digital Publishing

Historically, the Company's digital publishing division focused on developing content that attracts an audience and monetizing those audiences through advertising. The Company's digital publishing activities included websites focused on parenting, families, women's lifestyle, and related consumer interests, with audiences monetized through direct and programmatic advertising sales. On June 10, 2026, the Company completed the sale of the Mom.com domain name and related social media accounts. In addition, on September 1, 2026, the Company completed the sale of substantially all remaining operating assets associated with its Wild Sky Media business, which operated under the CafeMom, LittleThings, MamasLatinas, Purple Clover, and Revelist brands. See Recent Developments, Sale of Mom.com Domain Name, and Disposition of Wild Sky Media Business. Following these transactions, the Company has substantially exited its digital publishing operations and is focused primarily on its consumer insights, advertising technology, and creative and media services businesses.

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

Creative and Media Services Consolidation

During the second quarter of 2026, the Company consolidated the reporting of its creative services and media services divisions, which were previously presented as separate divisions. Both divisions operate under the same legal entity (Deep Focus Agency, LLC) and brand (Deep Focus), and the Company determined that combined reporting more accurately reflects the integrated nature of these operations. As a result, financial reporting for the creative and media divisions are now presented on a combined basis, and the description of these divisions' activities is now also presented on a combined basis. This change in presentation does not affect the Company's total consolidated financial figures.

Sale of Mom.com Domain Name

On June 10, 2026, the Company, through its wholly owned subsidiary, CL Media Holdings, LLC, entered into a Domain Name and Social Media Handles Purchase and Sale Agreement with Static Media, Inc., pursuant to which the Company sold the Mom.com domain name and related social media accounts to Static Media, Inc., for a purchase price of $1.1 million. The sale reflects the Company's intention to focus its attention on its core research, advertising, and technology operations rather than digital publishing.

In connection with the transaction, the Company obtained the consent of Centre Lane Partners, as administrative agent and collateral agent, and the lenders under the Centre Lane Senior Secured Credit Facility. Pursuant to the consent, the Company agreed to apply approximately $613,000 of the proceeds from the sale to prepay a portion of the First Out Term Loans outstanding under the Centre Lane Senior Secured Credit Facility. The prepayment was applied in full satisfaction of the amortization payment due on the First Out Term Loans on June 30, 2026. In addition, the cash interest due on the Second Out Loans on June 30, 2026 was converted to interest paid-in kind, and the amortization payment due on the Second Out Loans on June 30, 2026 was deferred until the Second Out Loans maturity date pursuant to the Twenty-Seventh Amendment.

Disposition of Wild Sky Media Business

On August 31, 2026, the Company, through its wholly owned subsidiary, CL Media Holdings, LLC, entered into an Asset Purchase Agreement with TotallyHer Media, LLC pursuant to which the Company sold certain assets associated with its Wild Sky Media ("WSM") business for aggregate consideration of $275,000. The Company secured the consent of Centre Lane Partners to the transaction before entering into it. The transaction closed on September 1, 2026. The WSM business operated under the CafeMom, LittleThings, MamasLatinas, Purple Clover, and Revelist brands. Under the terms of the agreement, $125,000 was payable at closing, and the remaining $150,000 was payable on September 8, 2026.

The disposition represents a further step in the Company's efforts to focus its resources on its core consumer insights, advertising technology, and creative and media services operations. The WSM business had incurred operating losses in recent periods and was not consistent with the Company's strategic focus. Management believes the disposition will reduce future operating losses and enable the Company to allocate resources toward its core operations. Following the sale of the Mom.com domain name and related social media accounts during the second quarter of 2026, and the disposition of the WSM assets during the third quarter of 2026, the Company has substantially exited its digital publishing operations.

The Company evaluated the disposition under ASC 205-20, Presentation of Financial Statements - Discontinued Operations, and concluded that the disposition does not represent a strategic shift that has had, or will have, a major effect on the Company's operations and financial results. Accordingly, the results of the WSM business continue to be represented within continuing operations for all periods presented.

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

Limited Number of Customers. During the nine months ended September 30, 2026, two customers represented 33.5% of revenue. During the nine months ended September 30, 2025, one customer represented 14.4% of revenue. The loss of these customers could have a material adverse impact on our results of operations in future periods.

Managing Industry Dynamics. We operate in the rapidly evolving digital advertising industry. Advances in programmatic advertising technologies, and the efficient and automated method of purchasing ads online, has enabled publishers to auction their ad inventory to more buyers simultaneously, in real time. As advertisers stay ahead of evolving trends in consumer engagement with digital media, an expansive opportunity for innovation emerges. Our commitment to understanding customer needs empowers us, and our continuous pursuit of innovation enables us to adapt swiftly to industry shifts. This approach not only facilitates the development of cutting-edge solutions, but also does so in a cost-effective manner.

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

Key Operating and Financial Metrics

We monitor the following key financial and operational metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The following is our analysis for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Revenue	$11,615	$13,940	$39,210	$43,538
Cost of revenue	8,204	9,686	29,072	31,975
Gross margin	3,411	4,254	10,138	11,563
General and administrative expenses	2,570	4,099	8,739	12,644
Loss (gain) on sale of assets	620	-	(474)	-
Income (loss) from operations	221	155	1,873	(1,081)
Financing and other expense, net	(3,233)	(2,988)	(9,386)	(9,064)
Net loss	$(3,012)	$(2,833)	$(7,513)	$(10,145)

Adjusted EBITDA (1)	$1,458	$1,331	$3,624	$1,930

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
•
providing primary and secondary research, competitive intelligence, and expert insights to address customers' strategic issues, where revenue is primarily derived from providing a single integrated service for such research; and
•
provision of creative and media services to advertisers.

Revenue decreased by $2.3 million, or 17%, for the three months ended September 30, 2026, compared to the same period in 2025. Revenue decreased by $4.3 million, or 10%, for the nine months ended September 30, 2026, compared to the same period in 2025. See below for a detailed analysis of revenue for the three and nine months ended September 30, 2026, and 2025.

Cost of Revenue

Cost of revenue includes internal labor and payment to third parties for services performed to drive revenue, which includes the publisher cost paid for ad exchange on third party sites, advertising fees, personnel costs, technology and data related costs, fees paid for content creation, influencers, writers, and sales commission.

Cost of revenue decreased by $1.5 million, or 15%, for the three months ended September 30, 2026, compared to the same period in 2025. Cost of revenue decreased by $2.9 million, or 9%, for the nine months ended September 30, 2026, compared to the same period in 2025. See below for a detailed analysis of cost of revenue for the three and nine months ended September 30, 2026, and 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of (i) personnel and related costs for our executive, finance and accounting, human resources, and, administrative groups, including salaries, benefits, bonuses, and stock-based compensation; (ii) legal, accounting, and other professional service fees; (iii) other corporate expenses; (iv) information technology costs; and (v) facility costs.

General and administrative expenses decreased by $1.5 million, or 37%, for the three months ended September 30, 2026, compared to the same period in 2025. General and administrative expenses decreased by $3.9 million, or 31%, for the nine months ended September 30, 2026, compared to the same period in 2025. See below for a detailed analysis of general and administrative expenses for the three and nine months ended September 30, 2026, and 2025.

Results of Operations

The following is our analysis of the results of operations for the periods indicated below. This analysis should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net loss for the quarter ended September 30, 2026 was $3.0 million, as compared to a net loss of $2.8 million, for the same period in 2025. The following is our analysis for the period:

	Three Months Ended September 30,
	2026	2025	Change
(in thousands)
Revenue	$11,615	$13,940	$(2,325)	-17%
Cost of revenue	8,204	9,686	(1,482)	-15%
Gross margin	3,411	4,254	(843)	-20%
General and administrative expenses	2,570	4,099	(1,529)	-37%
Loss on sale of assets	620	-	620	0%
Income from operations	221	155	66	43%
Financing and other expense, net	(3,233)	(2,988)	(245)	8%
Net loss	$(3,012)	$(2,833)	$(179)	6%

Gross margin percentage	29%	31%		-2%

Revenue

Revenue decreased by $2.3 million, or 17%, for the three months ended September 30, 2026, compared to the same period in 2025. The Company focuses on digital publishing, advertising technology, consumer insights, and creative and media services. Changes in revenue generated by each such division are set forth below:

	Three Months Ended September 30,
	2026	2025	Change
(in thousands)
Digital publishing	$125	$280	$(155)	-55%
Advertising technology	4,535	5,073	(538)	-11%
Consumer insights	4,945	6,362	(1,417)	-22%
Creative and media services	2,010	2,225	(215)	-10%
Total revenue	$11,615	$13,940	$(2,325)	-17%

Digital Publishing

Digital publishing revenue decreased by $155,000, or 55%, for the three months ended September 30, 2026, compared to the same period in 2025. Approximately $125,000, or 1%, of the Company’s revenue for the three months ended September 30, 2026, was generated from our digital publishing customers, compared to $280,000, or 2%, for the same period in 2025. This decrease was primarily attributable to the Company's strategic exit from its digital publishing operations, including the disposition of substantially all remaining Wild Sky Media assets during the third quarter of 2026. As a result, digital publishing activities contributed significantly less revenue for the three months ended September 30, 2026, compared to the same period in 2025.

Advertising Technology

Advertising technology revenue decreased by $538,000, or 11%, for the three months ended September 30, 2026, compared to the same period in 2025. Approximately $4.5 million, or 39%, of the Company’s revenue for the three months ended September 30, 2026, was generated from our advertising technology customers compared to $5.1 million, or 36%, for the same period in 2025. This decrease was primarily attributable to lower revenue generated from certain programmatic advertising partners and advertising campaigns during the current period.

Consumer Insights

Consumer insights revenue decreased by $1.4 million, or 22%, for the three months ended September 30, 2026, compared to the same period in 2025. Approximately $4.9 million, or 43%, of the Company’s revenue for the three months ended September 30, 2026, was generated from our consumer insights customers compared to $6.4 million, or 46%, for the same period in 2025. This decrease was driven by a decrease in contract value for certain larger tier revenue customers.

Creative and Media Services

Creative and media services revenue decreased by $215,000, or 10%, for the three months ended September 30, 2026, compared to the same period in 2025. Approximately $2.0 million, or 17%, of the Company’s revenue for the three months ended September 30, 2026, was generated from our creative and media services customers compared to $2.2 million, or 16%, for the same period in 2025.

Cost of Revenue

	Three Months Ended September 30,
	2026	2025	Change
(in thousands)
Direct salaries and labor costs	$117	$1,546	$(1,429)	-92%
Direct project costs	2,392	2,389	3	0%
Non-direct project costs	1,911	1,526	385	25%
Publisher costs	3,360	3,739	(379)	-10%
Content creation	73	147	(74)	-50%
Sales commissions	128	239	(111)	-46%
Other	223	100	123	123%
Total cost of revenue	$8,204	$9,686	$(1,482)	-15%

Cost of revenue decreased by $1.5 million, or 15%, for the three months ended September 30, 2026, compared to the same period in 2025. This decrease was due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost decreased by $1.4 million, or 92%, for the three months ended September 30, 2026, compared to the same period in 2025. Approximately $117,000, or 1%, of the Company's cost of revenue for the three months ended September 30, 2026, was a result of direct salaries and labor cost compared to $1.5 million, or 16%, for the same period in 2025. This decrease was primarily attributable to continued headcount reductions within our consumer insights and creative and media services divisions as part of our ongoing cost optimization initiatives. In connection with these workforce reductions, the Company increased its use of third-party consultants to support customer projects, with those costs included within direct project costs. These costs represent salary and labor cost of employees who work directly on customer projects for our consumer insights and creative and media services divisions.

Direct Project Cost

Direct project cost increased slightly by $3,000 for the three months ended September 30, 2026, compared to the same period in 2025. Approximately $2.4 million, or 29%, of the Company's cost of revenue for the three months ended September 30, 2026, was a result of direct project cost compared to $2.4 million, or 25%, during the same period in 2025. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights and creative and media services divisions.

Non-Direct Project Cost

Non-direct project cost increased by $385,000, or 25%, for the three months ended September 30, 2026, compared to the same period in 2025. Approximately $1.9 million, or 23%, of the Company's cost of revenue for the three months ended September 30, 2026, was a result of non-direct project cost compared to $1.5 million, or 16%, for the same period in 2025. This increase was primarily attributable to the Company's increased use of third-party contractors to support client service activities following workforce reductions. Contractor costs are included within both direct project cost and non-direct project cost depending on the nature of the services provided. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights and creative and media services divisions.

Publisher Cost

Publisher cost decreased by $379,000, or 10%, for the three months ended September 30, 2026, compared to the same period in 2025. Approximately $3.4 million, or 41%, of the Company's cost of revenue for the three months ended September 30, 2026, was a result of publisher cost compared to $3.7 million, or 39%, for the same period in 2025. This decrease is consistent with the decrease noted in revenue from our advertising technology division. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was approximately $3.4 million and $4.3 million for the three months ended September 30, 2026, and 2025, respectively. Our gross margin decreased $843,000, or 20%, for the three months ended September 30, 2026, compared to the same period of 2025. Gross margin as a percentage of revenue decreased to 29% for the three months ended September 30, 2026, compared to 31% for the same period of 2025.

General and Administrative Expenses

	Three Months Ended September 30,
	2026	2025	Change
(in thousands)
Personnel costs	$1,228	$1,650	$(422)	-26%
Legal fees	35	460	(425)	-92%
Professional fees	225	884	(659)	-75%
Insurance	127	130	(3)	-2%
Depreciation	18	11	7	64%
Amortization	444	446	(2)	0%
Data processing	351	368	(17)	-5%
Other	142	150	(8)	-5%
Total general and administrative expense	$2,570	$4,099	$(1,529)	-37%

Gross margin as a percentage of general and administrative expense	133%	104%

General and administrative expenses decreased by $1.5 million, or 37%, for the three months ended September 30, 2026, compared to the same period in 2025. The decrease was due to a combination of factors as discussed below:

Personnel Cost

Personnel cost decreased by $422,000, or 26%, for the three months ended September 30, 2026, compared to the same period in 2025. This change was mainly driven by a decrease in the Company's head count by a net change of 41 employees. The Company's employee headcount was 72 and 113 at September 30, 2026, and 2025, respectively.

Legal Fees

Legal fees decreased by $425,000, or 92%, for the three months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily attributable to the resolution of the Company's litigation with Ladenburg during the first quarter of 2026. As a result of the settlement, the Company did not incur the litigation-related costs that were incurred during the three months ended September 30, 2025.

Professional Fees

Professional fees decreased by $659,000, or 75%, for the three months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily attributable to lower audit and audit-related fees resulting from the Company's change in independent registered public accounting firm, as well as reductions in certain other professional service costs.

Loss on Sale of Assets

During the three months ended September 30, 2026, the Company recognized a loss on the sale of assets of approximately $620,000, related to the disposition of its remaining WSM assets. The loss primarily reflects the difference between the carrying value of the assets sold and the net proceeds received upon completion of the transaction. This non-recurring charge negatively impacted operating results for the quarter. See Recent Developments, Disposition of Wild Sky Media Business.

Financing Expense (Income)

	Three Months Ended September 30,
	2026	2025	Change
(in thousands)
Interest expense	$3,275	$3,040	$235	8%
Other expense (income)	(42)	(52)	10	-19%
Total financing and other expense, net	$3,233	$2,988	$245	8%

Financing and other expense, net, increased by $245,000, or 8%, for the three months ended September 30, 2026, compared to the same period in 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net loss for the nine months ended September 30, 2026 was $7.5 million, as compared to a net loss of $10.1 million, for the same period in 2025. The following is our analysis for the period:

	Nine Months Ended September 30,
	2026	2025	Change
(in thousands)
Revenue	$39,210	$43,538	$(4,328)	-10%
Cost of revenue	29,072	31,975	(2,903)	-9%
Gross margin	10,138	11,563	(1,425)	-12%
General and administrative expenses	8,739	12,644	(3,905)	-31%
Gain on sale of assets	(474)	-	(474)	0%
Income (loss) from operations	1,873	(1,081)	2,954	-273%
Financing and other expense, net	(9,386)	(9,064)	(322)	4%
Net loss	$(7,513)	$(10,145)	$2,632	-26%

Gross margin percentage	26%	27%		-1%

Revenue

Revenue decreased by $4.3 million, or 10%, for the nine months ended September 30, 2026, compared to the same period in 2025. The Company focuses on digital publishing, advertising technology, consumer insights, and creative and media services. Changes in revenue generated by each such division are set forth below:

	Nine Months Ended September 30,
	2026	2025	Change
(in thousands)
Digital publishing	$703	$1,222	$(519)	-42%
Advertising technology	17,605	14,419	3,186	22%
Consumer insights	14,939	20,733	(5,794)	-28%
Creative and media services	5,963	7,164	(1,201)	-17%
Total revenue	$39,210	$43,538	$(4,328)	-10%

Digital Publishing

Digital publishing revenue decreased by $519,000, or 42%, for the nine months ended September 30, 2026, compared to the same period in 2025. Approximately $703,000, or 2%, of the Company’s revenue for the nine months ended September 30, 2026, was generated from our digital publishing customers, compared to $1.2 million, or 3%, for the same period in 2025. This decrease was primarily attributable to the Company's strategic exit from its digital publishing operations, including the sale of the Mom.com domain name and related social media assets during the second quarter of 2026 and the disposition of substantially all remaining Wild Sky Media assets during the third quarter of 2026. As a result, digital publishing activities contributed significantly less revenue during the nine months ended September 30, 2026, compared to the same period in 2025.

Advertising Technology

Advertising technology revenue increased by $3.2 million, or 22%, for the nine months ended September 30, 2026, compared to the same period in 2025. Approximately $17.6 million, or 45%, of the Company’s revenue for the nine months ended September 30, 2026, was generated from our advertising technology customers compared to $14.4 million, or 33%, for the same period in 2025. This growth was driven by our ability to leverage our resources to attract top advertisers, which in turn allowed us to onboard premium publishers. This led to an increase in volume, as well as rates and overall revenue.

Consumer Insights

Consumer insights revenue decreased by $5.8 million, or 28%, for the nine months ended September 30, 2026, compared to the same period in 2025. Approximately $14.9 million, or 38%, of the Company’s revenue for the nine months ended September 30, 2026, was generated from our consumer insights customers compared to $20.7 million, or 48%, for the same period in 2025. This decrease was driven by a decrease in contract value for certain larger tier revenue customers.

Creative and Media Services

Creative and media services revenue decreased by $1.2 million, or 17%, for the nine months ended September 30, 2026, compared to the same period in 2025. Approximately $6.0 million, or 15%, of the Company’s revenue for the nine months ended September 30, 2026, was generated from our creative and media services customers compared to $7.2 million, or 16%, for the same period in 2025. This decrease was driven by a decrease in the number of projects for certain larger tier revenue customers.

Cost of Revenue

	Nine Months Ended September 30,
	2026	2025	Change
(in thousands)
Direct salaries and labor costs	$747	$5,223	$(4,476)	-86%
Direct project costs	6,920	10,934	(4,014)	-37%
Non-direct project costs	6,563	3,678	2,885	78%
Publisher costs	12,995	10,464	2,531	24%
Content creation	346	548	(202)	-37%
Sales commissions	758	814	(56)	-7%
Other	743	314	429	137%
Total cost of revenue	$29,072	$31,975	$(2,903)	-9%

Cost of revenue decreased by $2.9 million, or 9%, for the nine months ended September 30, 2026, compared to the same period in 2025. This decrease was due to the factors discussed below:

Direct Salaries and Labor Cost

Direct salaries and labor cost decreased by $4.5 million, or 86%, for the nine months ended September 30, 2026, compared to the same period in 2025. Approximately $747,000, or 3%, of the Company's cost of revenue for the nine months ended September 30, 2026, was a result of direct salaries and labor cost compared to $5.2 million, or 16%, for the same period in 2025. This decrease was primarily attributable to continued headcount reductions within our consumer insights and creative and media services divisions as part of our ongoing cost optimization initiatives. In connection with these workforce reductions, the Company increased its use of third-party consultants to support customer projects, with those costs included within direct project costs. These costs represent salary and labor cost of employees who work directly on customer projects for our consumer insights and creative and media services divisions.

Direct Project Cost

Direct project cost decreased by $4.0 million, or 37%, for the nine months ended September 30, 2026, compared to the same period in 2025. Approximately $6.9 million, or 24%, of the Company's cost of revenue for the nine months ended September 30, 2026, was a result of direct project cost compared to $10.9 million, or 34%, during the same period in 2025. This decrease was primarily attributable to a reduction in customer contracts, partially offset by increased third-party consultant costs incurred to support customer projects following workforce reductions. These costs include payments made to third-parties that are directly attributable to the completion of projects that allow for revenue recognition for our consumer insights and creative and media services divisions.

Non-Direct Project Cost

Non-direct project cost increased by $2.9 million, or 78%, for the nine months ended September 30, 2026, compared to the same period in 2025. Approximately $6.6 million, or 23%, of the Company's cost of revenue for the nine months ended September 30, 2026, was a result of non-direct project cost compared to $3.7 million, or 12%, for the same period in 2025. This increase was primarily attributable to the Company's increased use of third-party contractors to support client service activities following workforce reductions. Contractor costs are included within both direct project cost and non-direct project cost depending on the nature of the services provided. These costs represent overall client service costs that are not specifically related to a particular project, but relate to services for our consumer insights and creative and media services divisions.

Publisher Cost

Publisher cost increased by $2.5 million, or 24%, for the nine months ended September 30, 2026, compared to the same period in 2025. Approximately $13.0 million, or 45%, of the Company's cost of revenue for the nine months ended September 30, 2026, was a result of publisher cost compared to $10.5 million, or 33%, for the same period in 2025. This increase is consistent with the increase noted in revenue from our advertising technology division. These costs represent payments to media providers and website publishers.

Gross Margin

Gross margin was approximately $10.1 million and $11.6 million for the nine months ended September 30, 2026, and 2025, respectively. Our gross margin decreased $1.4 million, or 12%, for the nine months ended September 30, 2026, compared to the same period of 2025. Gross margin as a percentage of revenue decreased to 26% for the nine months ended September 30, 2026, compared to 27% for the same period of 2025.

General and Administrative Expenses

	Nine Months Ended September 30,
	2026	2025	Change
(in thousands)
Personnel costs	$4,402	$5,298	$(896)	-17%
Legal fees	(978)	1,115	(2,093)	-188%
Professional fees	1,921	2,472	(551)	-22%
Insurance	389	392	(3)	-1%
Depreciation	52	39	13	33%
Amortization	1,339	1,416	(77)	-5%
Data processing	1,042	1,290	(248)	-19%
Other	572	622	(50)	-8%
Total general and administrative expense	$8,739	$12,644	$(3,905)	-31%

Gross margin as a percentage of general and administrative expense	116%	91%

General and administrative expenses decreased by $3.9 million, or 31%, for the nine months ended September 30, 2026, compared to the same period in 2025. The decrease was due to a combination of factors as discussed below:

Personnel Cost

Personnel cost decreased by $896,000, or 17%, for the nine months ended September 30, 2026, compared to the same period in 2025. This change was mainly driven by a decrease in the Company's head count by a net change of 41 employees. The Company's employee headcount was 72 and 113 at September 30, 2026 and 2025, respectively.

Legal Fees

Legal fees decreased by $2.1 million, or 188%, for the nine months ended September 30, 2026, compared to the same period in 2025. This decrease was due largely to a $1.1 million gain related to a non-recurring settlement of litigation with Ladenburg. See Note 15, Commitments and Contingencies, to the condensed consolidated financial statements.

Professional Fees

Professional fees decreased by $551,000, or 22%, for the nine months ended September 30, 2026, compared to the same period in 2025. This decrease was primarily attributable to lower audit and audit-related fees resulting from the Company's change in independent registered public accounting firm, as well as reductions in certain other professional service costs.

Data Processing

Data processing expenses decreased by $248,000, or 19%, for the nine months ended September 30, 2026, compared to the same period in 2025. This decrease was related to a reclassification of certain components of software costs from website expenses to cost of revenue.

Loss (Gain) on Sale of Assets

During the nine months ended September 30, 2026, the Company recognized a gain on the sale of assets of approximately $474,000. The net gain reflects (i) the sale of the Mom.com domain name and related social media accounts, which resulted in a gain of approximately $1.1 million, and (ii) a loss of approximately $620,000 recognized in connection with the sale of the Company's remaining WSM assets. The Mom.com transaction was completed on June 10, 2026, and the gain resulted from the proceeds received exceeding the carrying value of the assets sold. The loss on the sale of the remaining WSM assets resulted primarily from the carrying value of the disposed asset group exceeding the net proceeds received. See Recent Developments, Sale of Mom.com Domain Name, and Disposition of Wild Sky Media Business.

Financing Expense (Income)

	Nine Months Ended September 30,
	2026	2025	Change
(in thousands)
Interest expense	$9,614	$9,207	$407	4%
Other expense (income)	(228)	(143)	(85)	59%
Total financing and other expense, net	$9,386	$9,064	$322	4%

Financing and other expense, net, increased by $322,000, or 4%, for the nine months ended September 30, 2026, compared to the same period in 2025.

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

A reconciliation of net loss before taxes to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands)
Net loss before income tax	$(3,012)	$(2,833)	$(7,513)	$(10,145)
Depreciation expense	18	11	52	39
Amortization of intangible assets	444	446	1,339	1,416
Amortization of debt discount	441	489	1,387	1,678
Other interest expense	5	6	14	18
Interest expense - Centre Lane Senior Secured Credit Facility	2,829	2,545	8,213	7,511
EBITDA	725	664	3,492	517
Stock compensation expense	-	27	18	98
Loss (gain) on sale of assets	620	-	(474)	-
Non-recurring professional fees	-	111	100	372
Non-recurring legal fees	-	516	6	873
Non-recurring severance expense	113	13	482	70
Adjusted EBITDA	$1,458	$1,331	$3,624	$1,930

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarizes total current assets, total current liabilities, and net working capital (deficit) as of September 30, 2026, as compared to December 31, 2025:

	September 30, 2026	December 31, 2025
(in thousands)
Total current assets	$15,584	$20,689
Total current liabilities	116,843	116,231
Net working capital loss	$(101,259)	$(95,542)

As of September 30, 2026, we had a cash balance of $1.7 million and no restricted cash, compared with a cash balance of $1.4 million and a restricted cash balance of $1.9 million as of December 31, 2025. The Company’s liquidity needs, and a discussion of how it intends to meet those needs, is discussed below. See "Going Concern" below.

Going Concern

Historically, the Company has incurred losses, which have resulted in an accumulated deficit of approximately $187.8 million as of September 30, 2026. Cash flows provided by operating activities were $838,000 and $347,000 for the nine months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, the Company had a working capital deficit of approximately $101.3 million, inclusive of $1.7 million in cash and cash equivalents.

The Company's current cash and working capital, as of the filing of this Quarterly Report on Form 10-Q, are not expected to be sufficient to fund its anticipated level of operations over the next twelve months. As a result, such matters create a substantial doubt regarding the Company’s ability to meet its financial obligations and continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to meet its liquidity needs through a combination of factors. During the next year, we anticipate that we will need approximately $91.4 million to meet our contractual obligations in addition to amounts needed for our working capital needs. The Company is currently exploring several strategic alternatives, including restructuring or refinancing its debt, extending the maturity date of its debt under the Centre Lane Senior Secured Credit Facility, seeking additional debt, or raising equity capital. The ability to access the capital markets depends, in part, upon the volume and market price of the Company's stock, which cannot be assured. Other measures include reducing or delaying certain business activities, and reducing general and administrative expenses, including a reduction in headcount. The ultimate success of these plans is not guaranteed. The Company is currently in active discussions with Centre Lane Partners to restructure the Company's debt, however no assurance can be provided that these discussions will lead to a transaction.

The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

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

As of September 30, 2026, in addition to the acquisition financing provided to the Company effective June 1, 2020, Centre Lane Partners had loaned the Company an additional $39.9 million through Amendments One through Eight (the “Second Out Loans”), Amendments Nine through Sixteen and Nineteen (the “First Out Loans”), and Amendments Seventeen and Twenty-One (the “Third Out Loans”) to provide liquidity to fund operations.

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

On May 21, 2026, the Company entered into the Twenty-Sixth Amendment to the Credit Agreement with Centre Lane Partners. The amendment modified certain provisions applicable to the Twenty-First Amendment Term Loans, including prepayment provisions, and provided for the waiver of certain potential events of default related to the timing of required prepayments following settlement of the Ladenburg litigation and release of the related bond collateral. In connection with the amendment, approximately $994,000 of restricted cash collateral securing the Ladenburg litigation bond was applied to reduce the outstanding principal balance of the Twenty-First Amendment Term Loan. The remaining restricted cash collateral was released and returned to Centre Lane Partners as of September 30, 2026.

On June 10, 2026, in connection with the sale of the Mom.com domain name and related assets (as described further in Note 20, Sale of Mom.com Domain Name, to the condensed consolidated financial statements), the Company obtained a consent of Centre Lane Partners under the Credit Agreement to the sale. Pursuant to the consent, the Company agreed to apply approximately $613,000 of the proceeds from the sale to prepay a portion of the First Out Term Loans outstanding under the Centre Lane Senior Secured Credit Facility. The prepayment was applied in full satisfaction of the amortization payment due on the First Out Term Loans on June 30, 2026. Further, the consent provided that all other amounts due under the Centre Lane Senior Secured Credit Facility on June 30, 2026, including the amortization payment due on the Second Out Loans, would be paid-in-kind instead of paid in cash.

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
•
Following payments made as of June 30, 2026, all loan terms, including cash interest rates, were reverted to the terms established under the Twenty-Second Amendment. Quarterly amortization payments resumed and were due on September 30, 2026.

As of September 30, 2026, we owed Centre Lane $91.1 million under the Centre Lane Senior Secured Credit Facility. The principal balance is due on December 20, 2026.

On September 9, the Company made a prepayment in the amount of $275,000 toward the principal of the First Out Loans using the proceeds of the sale of the Wild Sky Media assets. On September 30, 2026, Centre Lane Partners provided an extension of time for all remaining loan payments in the aggregate amount of approximately $1.2 million, which remained due that day (the "Outstanding Q3 Payment") while the parties evaluated a proposed amendment to the Credit Agreement. After discussion between the parties, Centre Lane Partners agreed to the following changes to the Outstanding Q3 Payment if the Company made an additional payment of $230,000 toward the principal of the First Out Loans no later than November 6, 2026:

•
Converting the cash interest due on September 30, 2026, on the First Out Loans and Second Out Loans to interest PIK;
•
Deferring the Second Out Loans amortization payment of approximately $862,000 due on September 30, 2026, to the maturity date of the Second Out Loans, which is December 20, 2026; and
•
Deferring the remainder of the First Out Loans amortization payment of approximately $70,000 due on September 30, 2026 to the maturity date of the Second Out Loans, which is December 20, 2026.

The Company paid approximately $230,000 toward the principal of the First Out Loans on November 5, 2026 in accordance with the understanding it reached with Centre Lane Partners in order to resolve the Outstanding Q3 Payment.

For a full description of the Centre Lane Senior Secured Credit Facility, see Note 10, Centre Lane Senior Secured Credit Facility, to the condensed consolidated financial statements.

Summary of Cash Flows

The following table summarizes cash flow activities during the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Net cash provided by operating activities	$838	$347
Net cash provided by (used in) investing activities	691	(30)
Net cash used in financing activities	(3,015)	(2,307)
Net decrease in cash and cash equivalents, net of impact of exchange rates	$(1,486)	$(1,993)

Operating Activities

Our largest source of operating cash is cash collections from customers from revenue. Our primary uses of our operating cash, are for cost of revenue expenses, personnel-related expenditures and other general administrative expenses.

For the nine months ended September 30, 2026, cash provided by operating activities was $838,000. The primary factors affecting our operating cash flows during the period were our net loss of $7.5 million, adjusted for non-cash charges of $1.3 million for amortization of intangible assets, $1.4 million of amortization of debt discount, $7.9 million in interest paid-in-kind on the Centre Lane Senior Secured Credit Facility, $474,000 of a gain on the sale of assets, and a $2.0 million net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $5.7 million decrease in accounts payable and accrued expenses and a $1.8 million decrease in other liabilities, partially offset by a $1.6 million increase in deferred revenue and a $3.1 million decrease in accounts receivable.

For the nine months ended September 30, 2025, cash provided by operating activities was $347,000. The primary factors affecting our operating cash flows during the period were our net loss of $10.1 million, adjusted for non-cash charges of $1.4 million for amortization of intangible assets, $1.7 million of amortization of debt discount, $7.0 million in interest paid in kind on the Centre Lane Senior Secured Credit Facility, and a $4,000 net change in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $2.4 million increase in deferred revenue and a $706,000 decrease in accounts receivable, partially offset by a $1.6 million decrease in accounts payable and accrued expenses and a $1.5 million decrease in other liabilities.

Investing Activities

For the nine months ended September 30, 2026, cash provided by investing activities was $691,000, which was primarily attributable to the proceeds from the sale of the Mom.com domain name and disposition of the remaining Wild Sky Media assets, partially offset by the purchase of property and equipment. See Recent Developments, Sale of Mom.com Domain Name, and Disposition of Wild Sky Media Business.

For the nine months ended September 30, 2025, cash used in investing activities was $30,000, attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2026, cash used in financing activities was $3.0 million, which was primarily attributable to repayments of principal on the Centre Lane Senior Secured Credit Facility.

For the nine months ended September 30, 2025, cash used in financing activities was $2.3 million, which was primarily attributable to repayments of principal on the Centre Lane Senior Secured Credit Facility.

Contractual Obligations and Commitments

There were no other material changes in our contractual obligations and commitments from those disclosed above in Note 10, Centre Lane Senior Secured Credit Facility, and Note 11, Leases, to the condensed consolidated financial statements, and in the Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2026, and December 31, 2025, there were no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our unaudited condensed consolidated financial statements as well as reported amounts of revenue and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Significant estimates included in the accompanying condensed consolidated financial statements include, valuation of goodwill and intangible assets, allowance for current expected credit losses, the determination of the relative selling prices of our services, percentage of completion for revenue recognition, estimates of amortization period for intangible assets, estimates of depreciation period for property and equipment, discount rates used in the valuation of right-of-use assets and lease liabilities, litigation reserves, the valuation of equity-based transactions, the valuation of the Centre Lane Senior Secured Facility to determine whether a debt modification or extinguishment has occurred, and the valuation allowance on deferred tax assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The purpose of disclosure controls is to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company’s management, with the participation of the Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

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

The Company also implemented the compliance model within Floqast to formalize identification, documentation, and monitoring of key internal controls. Through this initiative, management developed a comprehensive key control matrix that documents key controls related to significant financial statement areas, including revenue recognition, cost of sales, equity transactions, and other material account balances and disclosures. This framework enhances management's ability to evaluate internal control design, monitor operating effectiveness, and maintain clear documentation supporting financial reporting controls.

To improve timeliness and consistency of financial reporting, the Company optimized its month-end close process by enhancing cross-departmental coordination, automating key reconciliation and reporting activities, and reducing reliance on manual processes. These improvements have shortened the monthly close timeline and strengthened management review controls over financial results. The Company implemented a new accounting system, Microsoft Dynamics 365 Business Central ("Business Central"), to enhance the efficiency, accuracy, and integration of financial data across departments. The implementation of this system supports improved segregation of duties, system-based controls, audit trail functionality, and more consistent application of accounting policies, further strengthening internal controls over financial reporting. Management believes these efforts have materially improved the design and execution of the Company's internal control framework. The Company will continue to monitor the effectiveness of these controls and pursue additional enhancements as necessary to ensure a sustainable and effective control environment.

Based on the Company's continued improvements in its accounting processes described above, the Company's Chief Executive Officer and Chief Financial Officer evaluated our internal controls and concluded that as of September 30, 2026, they were effective, and that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent, in all material respects, our financial condition and results of operations as of and for the quarter ended September 30, 2026.

Changes in Internal Control over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ladenburg

On July 11, 2023, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed an action against the Company for breach of contract. Ladenburg alleges that it entered into an Investment Banking Agreement (the “Agreement”) with the Company on September 1, 2020. According to Ladenburg, that Agreement provided that Ladenburg would be the exclusive investment advisor and banker for the Company and that the Company entered into a transaction during the term of the Agreement on which Ladenburg was due a fee. On March 26, 2026, the Company and Ladenburg entered into a binding settlement agreement and mutual release, pursuant to which the Company agreed to pay a total settlement amount of $950,000. The settlement amount was funded from the restricted cash collateral securing the appeal bond. Following settlement, approximately $994,000 of the remaining restricted cash collateral was applied to reduce the outstanding principal balance of the Twenty-First Amendment Term Loans with Centre Lane Partners, and the remaining restricted cash collateral was released and returned to Centre Lane Partners pursuant to the Twenty-Sixth Amendment to the Credit Agreement. See Note 10, Centre Lane Senior Secured Credit Facility, to the condensed consolidated financial statements. The Company recorded the effects of the settlement in its condensed consolidated financial statements for the nine months ended September 30, 2026, including a reduction of litigation-related accruals and the recognition of a net gain of approximately $1.1 million, which is reflected within legal fees in general and administrative expenses. As of September 30, 2026, the matter has been fully resolved, and the parties have released all claims related to the litigation.

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

Item 1A. Risk Factors.

For the period ended September 30, 2026, one customer represented 18.7% of our total accounts receivable balance, and another customer represented 10.8% of that balance. Inability to collect these amounts could have a material adverse impact on our operations.

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

BRIGHT MOUNTAIN MEDIA, INC.

November 12, 2026	By:	/s/ Matthew Drinkwater
Matthew Drinkwater,
Interim Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 12, 2026	By:	/s/ Ari Olgun
Ari Olgun,
Chief Financial Officer
(Principal Financial and Accounting Officer)